Form 10-K405
period 1999-01-03
LAKES GAMING INC
filed 1999-03-26
CIK 1071255

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
      [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 3, 1999

                                       OR

      [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                          COMMISSION FILE NO. 0-24993

                               LAKES GAMING, INC.
             (Exact name of registrant as specified in its charter)

              MINNESOTA                                  41-1913991
    (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                 Identification No.)


                 130 CHESHIRE LANE, MINNETONKA, MINNESOTA 55305
                    (Address of principal executive offices)

                                 (612) 449-9092
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        Common Stock, $0.01 par value                      NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 24, 1999, 10,584,282 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 24, 1999, was $73,077,568. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     NONE.


================================================================================

                                     PART I

                              RECENT DEVELOPMENTS

     On March 10, 1999 Lakes Gaming, Inc. announced that the Company has entered into a Memorandum of Understanding with Casino Resource Corporation ("CSNR") to form a joint venture for the purpose of submitting, to the Pokagon Band of Potawatomi Indians, (the "Band") a proposal to oversee the development, construction and management of a casino gaming resort facility for the Band in the State of Michigan. Lakes Gaming, Inc. will own 80% of the joint venture and will be the managing partner with full authority to act in the best interests of the venture.

ITEM 1. BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Lakes Gaming, Inc., a Minnesota corporation (the "Company"), could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Risk Factors."

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand Casinos"). Pursuant to the terms of a Distribution Agreement entered into between Grand Casinos and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand Casinos shareholders received .25 shares of Lakes Common Stock for each share held in Grand Casinos.

     Immediately following the Distribution, Grand Casinos merged with a subsidiary of Park Place Entertainment Corporation, a Delaware corporation ("Park Place"), pursuant to which Grand Casinos became a wholly owned subsidiary of Park Place (the "Merger"). Grand Casinos shareholders received one share of Park Place common stock in the Merger for each share they held in Grand Casinos.

     Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe").

     For a portion of fiscal 1998, and prior to the Distribution, Grand Casinos also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs, both located in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management contract at Grand Casino Hinckley ended in December 1998.

BUSINESS STRATEGY

     Lakes develops and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment amenities, including hotels, theaters, recreational vehicle parks, and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes' strategy is to distinguish itself within its markets by providing exceptional guest service and developing superior facilities. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs.

     Lakes is dedicated to providing high quality, comprehensive entertainment, with focused attention to guest service. Facilities managed by Lakes, staffed with well trained local casino employees, offer a casual environment designed to appeal to the family-oriented, middle income customer. Lakes strives to offer its casino customers creative gaming selections in a pleasant, festive, smoke- and climate-controlled setting. Lakes' managed casinos also offer reasonably priced, high-quality food, first class hotel rooms, video arcades and Grand Casino Kids Quest(SM), a professionally supervised entertainment and child care center.

GROWTH STRATEGY

     The primary focus in Lakes' growth strategy is to continue managing casino resorts under existing Indian management contracts and to attempt to obtain the renewal of those same contracts. Lakes also intends to pursue new casino resort management and development opportunities with other Indian tribes. Lakes hopes to capitalize upon Grand Casinos' reputation as an experienced and successful casino management company, along with Lakes' available capital and experienced management, development skills and expertise to secure new development and management opportunities in Indian gaming. A central element of Lakes' growth strategy is to manage casinos located within driving distance of major population centers and, by itself or with Indian tribal partners, to develop destination, entertainment resorts consisting of hotels and recreation facilities as amenities to the casinos. Lakes seeks to operate quality facilities staffed with well-trained, local employees that offer the entertainment and recreational opportunities that customers have come to expect in destination resorts. Lakes will also search for attractive opportunities to expand and grow the Company in business ventures not related to Indian management contracts and will evaluate any such opportunity when and if available on a case by case basis.

MARKETING

     Lakes targets its marketing strategy at its managed operations to attract and retain the repeat customer. Management believes that Lakes' emphasis on enhancing the entertainment value coupled with marketing programs, contributes to attracting the repeat customer.

     Lakes' operations strategy seeks to combine retail, gaming and entertainment marketing techniques. Lakes profiles its casino customers utilizing available demographic data, regularly conducted customer surveys and other sources. Based upon this data, Lakes uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer. A variety of other events, facilities and entertainment media provide the patron with a total entertainment experience. Lakes markets these programs through a variety of direct and media marketing techniques utilizing a significant customer data base at each location.

GRAND CASINO AVOYELLES

     Grand Casino Avoyelles opened in June 1994 and consists of a 218 room hotel and approximately 50,000 square feet of casino gaming space containing approximately 1,700 slot machines and 55 table games. The resort's other features include a 1,700 seat entertainment complex, three restaurants plus a night club featuring live entertainment, a full-service RV resort, a Kids Quest(SM) child care activity center, a video arcade, a gift shop and parking for approximately 2,250 vehicles.

     Grand Casino Avoyelles is located approximately 50 miles west of Natchez, Mississippi, and within approximately 200 miles of the Louisiana cities of Baton Rouge, Lafayette, New Orleans, and Shreveport. Lakes purchased approximately 64 acres of land adjacent to the Tunica-Biloxi reservation and donated approximately 21 acres of this land to the Tunica-Biloxi Tribe. This land has been placed in trust, has been approved for gaming, and is the site upon which Grand Casino Avoyelles was constructed.

     Lakes also leases land to the Tunica-Biloxi Tribe for a 220 room hotel which opened during 1996 and is located in close proximity to Grand Casino Avoyelles. The Tunica-Biloxi Tribe operates the hotel as a part of the Grand Casino Avoyelles enterprise. Lakes guarantees $16.5 million of Tunica-Biloxi Tribal debt incurred in connection with the purchase of the hotel, and has subordinated payment of Lakes' management fee and any loan amounts owed by the Tunica-Biloxi Tribe to Lakes to the repayment of such debt. As of January 3, 1999, the amount outstanding was $7.3 million. The debt is scheduled to be fully repaid by April 2000.

     The term of Lakes' development and management agreement with the Tunica-Biloxi Tribe (the "Tunica-Biloxi Agreement") expires on June 3, 2001. The net distributable profits, if any, as determined on a modified cash basis, are distributed each month 60% to the Tunica-Biloxi Tribe and 40% to Lakes.

     Lakes loaned the Tunica-Biloxi Tribe an aggregate of approximately $23.5 million to construct and open Grand Casino Avoyelles, of which amount approximately $3.5 million was not, but may need to be, approved by the Bureau of Indian Affairs (the "BIA") and/or the National Indian Gaming Commission (the "NIGC"). Approximately $8.0 million of such loans remained outstanding at January 3, 1999. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Tunica-Biloxi Agreement.

     The Tunica-Biloxi Agreement was approved by the BIA on February 27, 1992. The Tunica-Biloxi Tribe and the State of Louisiana entered into a tribal-state compact on September 29, 1992, which was approved by the Secretary of the Interior on November 18, 1992. The compact expires on November 18, 1999 but will automatically renew for an additional seven year period unless either the Tunica-Biloxi Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal not less than 180 days prior to November 18, 1999. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Avoyelles. There can be no assurance that the compact will be renewed.

     In connection with the Distribution, Lakes and the appropriate subsidiaries made application to the Tribal gaming regulatory authority for a license and, obtained certification and licensure by the Louisiana State Police.

GRAND CASINO COUSHATTA

     Grand Casino Coushatta opened in January 1995 and currently consists of a 223 room hotel and approximately 98,000 square feet of casino gaming space containing approximately 3,100 slot machines and 90 table games. Three restaurants plus a food court, a full-service RV resort, a Kids Quest(SM) child care center, a video arcade, a gift shop and parking for approximately 1,600 vehicles are among the property's non-gaming amenities.

     On February 25, 1992, Grand Casinos, as predecessor to Lakes, entered into a construction agreement and management contract (the "Coushatta Agreement") with the Coushatta Tribe for the development, construction, and management of a casino facility in Elton, Louisiana, on Highway 165. Grand Casino Coushatta is located approximately 60 miles south of Alexandria, Louisiana, and within 200 miles of Houston, Texas. Grand Casinos purchased approximately 688 acres of land adjacent to the Coushatta reservation. Grand has donated approximately 530 acres to the Coushatta Tribe. This land has been placed in trust for the Coushatta Tribe. The remaining land was sold to the Coushatta Tribe, and Lakes holds a promissory note to secure payment of the purchase price with an outstanding balance of $2.3 million at January 3, 1999.

     Grand Casinos loaned the Coushatta Tribe an aggregate of approximately $38.3 million to construct and open Grand Casino Coushatta, of which amount up to approximately $20.3 million was not, but may need to be, approved by the BIA and/or NIGC. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Coushatta Agreement. Approximately $14.4 million of such loans remained outstanding as of January 3, 1999.

     The Coushatta Tribe constructed a hotel on trust land located adjacent to the casino. Pursuant to the Distribution, Lakes guaranteed $25.0 million of indebtedness incurred by the Tribe in connection therewith. Such indebtedness has a repayment term of approximately four years. Lakes subordinated payment of its management fee and repayment of any loans outstanding from the Coushatta Tribe to the repayment of such indebtedness. Loan advances of $19.6 million have been made to the Tribe as of January 3, 1999, for the hotel project.

     The Coushatta Agreement was approved by the BIA on February 27, 1992. The Coushatta Tribe and the State of Louisiana entered into a tribal-state compact on September 15, 1992, which was approved by the Secretary of the Interior on November 4, 1992. The compact expires on November 4, 1999, and will automatically renew for an additional seven year period unless either the Coushatta Tribe or the State of Louisiana delivers to the other prior written notice of non-renewal not less than 180 days prior to November 4, 1999. In the event the compact is not renewed, legal gaming will not be permitted at Grand Casino Coushatta. There can be no assurance that the compact will be renewed. In connection with the Distribution, Lakes was certified by the Louisiana State Police to manage the casino.

     The Coushatta Agreement expires on January 16, 2002. The net distributable profits, if any, as determined on a modified cash basis, are distributed each month 60% to the Coushatta Tribe and 40% to Lakes.

FUNDING AGREEMENTS

     Pursuant to the terms of the Distribution Agreement, Lakes assumed Grand's obligations under various agreements (the "Funding Agreements") with each of the Tunica-Biloxi and Coushatta Tribes to provide temporary funding, if necessary, for the construction of certain additional amenities on Grand Casino Avoyelles and Grand Casino Coushatta. The terms of the Funding Agreements require each party to advance money for the payment of construction costs if and when the casino operating funds designated for such purpose are insufficient. Any funds advanced are to be repaid, together with interest at the prime rate plus 1 percent, over the remaining term of the respective management agreement.

     Advances of $1.2 million and $7.7 million have been made to Tunica-Biloxi and Coushatta Tribes, respectively, as of January 3, 1999.

POLO PLAZA

     Lakes owns, through a subsidiary, certain interests in four contiguous parcels of land in Las Vegas, Nevada, including the Polo Plaza Shopping Center. All or any combination of these interests may be sold, held for sale or held for future development. Lakes is currently evaluating the potential sale of these interests and in connection therewith has entered into a listing agreement with a real estate broker for the active marketing of these parcels. See "Item 2 Properties" on page 20.

COMPETITION

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing, and jai-alai; sports bookmaking; and card rooms. The casinos managed by Lakes compete with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of Lakes have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes' business.

     The Louisiana markets are highly competitive and numerous Louisiana casinos, along with others in Mississippi, compete with Grand Casino Coushatta and Grand Casino Avoyelles. A single large land-based casino is currently planned for downtown New Orleans. This project, which filed for protection under the bankruptcy laws in November of 1995, has recently emerged from bankruptcy reorganization pursuant to the confirmation of its Third Amended Joint Plan of Reorganization by the United States Bankruptcy Court for the Eastern District of Louisiana on October 13, 1998. This project is scheduled to open by October 30, 1999. If the land-based project opens, it will compete with the casinos managed by Lakes. Louisiana has also legalized river boat gaming. There are presently 14 licensed river boats in operation in Louisiana, four of which are presently operating in the vicinity of Lake Charles, Louisiana, within approximately 50 miles of Grand Casino Coushatta, drawing players from the Houston market. The Louisiana Gaming Control Board has indicated it will not award the remaining authorized license until after the 1999 legislative session. The river boats compete with Louisiana casinos managed by Lakes. Moreover, the legalization of casino gaming in Texas could have a material adverse effect on the casinos managed by Lakes. Louisiana has also enacted legislation which would allow racetracks in certain parishes to install slot machines, subject to approval in local referenda. If such local approvals are obtained, the slot machine operations could also have a material effect on the casinos managed by Lakes. Video poker machines may be located in facilities that serve liquor, at truck stops, and at pari-mutuel racetracks and off-track betting facilities.

REGULATION

     The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain common basic provisions that are currently applicable to Lakes are described below.

     Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless proper licenses, permits and approvals are obtained. An application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate, and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees, and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority were to find a security holder to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals if Lakes recognizes any rights in such unsuitable person in connection with such securities. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes' Articles of Incorporation authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes' Board, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries.

     Once obtained, licenses, permits, and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit, or restrict a license for any cause they deem reasonable. Fines for violations may be levied against the holder of a license, and in certain jurisdictions, gaming operation revenues can be forfeited to the State under certain circumstances. No assurance can be given that any licenses, permits, or approvals will be obtained by Lakes or its subsidiaries, or if obtained, will be renewed or not revoked in the future. In addition, the rejection or termination of a license, permit, or approval of Lakes or any of its employees or security holders in any jurisdiction may have adverse consequences in other jurisdictions. Certain jurisdictions require gaming operators licensed therein to seek approval from the state before conducting gaming in other jurisdictions. Lakes and its subsidiaries may be required to submit detailed financial and operating reports to Regulatory Authorities.

     The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations, and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations, or their interpretations could have a material adverse effect on Lakes.

     Certain specific provisions to which Lakes is currently subject are described below.

     Indian Gaming

     The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act ("IGRA"), which is administered by the NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the "Secretary") and the BIA. The regulations and guidelines under which NIGC will administer IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

     Lakes may need to provide the BIA or NIGC with background information on each of its directors and each shareholder who holds five percent or more of Lakes' stock ("5% Shareholders"), including a complete financial statement, a description of such person's gaming experience, and a list of jurisdictions in which such person holds gaming licenses. Background investigations of key employees also may be required. Lakes' Articles of Incorporation contain provisions requiring directors and 5% Shareholders to provide such information.

     IGRA currently requires NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. Prior to NIGC assuming its management contract approval responsibility, management contracts and other agreements were approved by the BIA. All of Lakes' current management contracts and collateral agreements were approved by the BIA; however, the NIGC may review such management contracts and collateral agreements for compliance with IGRA at any time in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto. In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe's gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.

     A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity justify the larger profit allocation and longer term. While Lakes believes that its management contracts meet all requirements of IGRA, there is a risk that the NIGC may reduce the term or the management fee provided for in any such contracts. Currently, the management contracts (i) have not been reviewed or approved by NIGC, and (ii) NIGC could call them for review at any time and may not approve the contracts at all or may require modification prior to granting approval.

     Grand and Lakes have requested that the NIGC either approve the Grand Distribution, the Merger and the assignment of Grand's management contracts to Lakes or acknowledge that their approval is not required. While Lakes believes that the assignment is valid and has received the consent and support of both the Tunica-Biloxi Tribe and the Coushatta Tribe, there can be no assurance that the NIGC will respond favorably or will respond in a timely manner.

     IGRA established three separate classes of tribal gaming -- Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming and includes table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

     IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the state in which the casino is located that specifically authorizes the types of commercial gaming the tribe may offer (a "tribal-state compact"). IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states' consent. Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, Lakes may not be able to develop and manage casinos in states that refuse to enter into, or renew, tribal-state compacts.

     The State of Louisiana has entered into tribal-state compacts with the Coushatta Tribe and the Tunica-Biloxi Tribe. Each of the Louisiana compacts expires in November 1999 but will automatically renew for additional terms unless either party delivers to the other prior written notice of non-renewal at least 180 days prior to the applicable expiration date. In the event either of the Louisiana compacts is not renewed, legal gaming will not be permitted at the applicable casino location. There can be no assurance that either of the Louisiana compacts will be renewed.

     In addition to IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which may change over time. Any such changes in state law may have a material adverse effect on the casinos managed by Lakes.

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. Lakes believes that it has complied with the requirements of Section 81 with respect to its management contracts for Grand Casino Avoyelles and Grand Casino Coushatta.

     The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500..." No such licenses have been issued to Lakes to date. The applicability of ITLA to Indian gaming management contracts is unclear. Lakes believes that ITLA is not applicable to its management contracts, under which Lakes provides services rather than goods to Indian tribes. Lakes further believes that ITLA has been superseded by IGRA.

     Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe's jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations. Courts strictly construe such waivers. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements, however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. The possession of valid licenses from the Coushatta Tribe and Tunica-Biloxi Tribe are conditions of the Coushatta Agreement and the Tunica-Biloxi Agreement, respectively.

     Nevada Regulatory Matters

     The ownership and operation of casino gaming facilities, the operation of inter-casino linked systems and the manufacture and distribution of gaming devices are subject to (i) the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the "Nevada Act"); and (ii) various local ordinances and regulations. Gaming operations in Nevada are subject to the licensing and regulatory control of the Nevada Gaming Commission ("Nevada Commission"), the Nevada State Gaming Control Board ("Nevada Board") and various other county and city regulatory agencies (collectively referred to as the "Nevada Gaming Authorities"). The manufacture and distribution of gaming devices are subject to the licensing and regulatory control of the Nevada Board and the Nevada Commission.

     The laws, regulations, and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things: (i) the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity; (ii) the establishment and maintenance of responsible accounting practices and procedures; (iii) the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues, providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities; (iv) maintenance of effective control over the manufacture, distribution and selling of gaming devices and equipment; (v) the prevention of cheating and fraudulent practices; and (vi) providing a source of state and local revenues through taxation and licensing fees. Change in such laws, regulations and procedures could have an adverse effect on the Company.

     All gaming devices and cashless wagering systems that are manufactured, sold, or distributed for use or play in Nevada, or for distribution outside of Nevada, must be manufactured by licensed manufacturers, distributed or sold by licensed distributors, and approved by the Nevada Commission. The approval process includes rigorous testing by the Nevada Board, a field trial, and a determination as to whether the gaming device meets strict technical standards that are set forth in the regulations of the Nevada Gaming Authorities. Associated equipment must be administratively approved by the Chairman of the Nevada Board before it is distributed for use in Nevada.

     The Company has submitted its application to be registered with the Nevada Commission as a publicly traded corporation (a "Registered Corporation") and to be found suitable by the Nevada Commission. The Company is in the process of obtaining, from the Nevada Gaming Authorities, the various registrations, approvals, permits, findings of suitability, and licenses required by the State of Nevada.

     As a Registered Corporation, the Company will be required periodically to submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require.

     The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or a corporate licensee in order to determine whether such individual is suitable or should be licensed as a business associate of a corporate licensee. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause that they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

     If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or unsuitable to continue having a relationship with the Company, the Company would have to sever all relationships with such person. In addition, the Nevada Commission may require the Company to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. The Company is required to submit detailed financial and operating reports to the Nevada Commission.

     If it were determined that the Nevada Act was violated by the Company, the Company and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Limitation, conditioning, or suspension of the Company's registration and finding of suitability could (and revocation would) materially adversely affect the Company.

     Any beneficial holder of a Registered Corporation's voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the Registered Corporation's voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada.

The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

     The Nevada Act requires any person who acquires more than 5% of a Registered Corporation's voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of a Registered Corporation's voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an "institutional investor," as defined in the Nevada Act, that acquires more than 10%, but not more than 15%, of a Registered Corporation's voting securities may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor shall not be deemed to hold voting securities for investment purposes unless the voting securities were acquired and are held in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of the board of directors of the Registered Corporation, any change in the Registered Corporation's corporate charter, bylaws, management, policies, or operations of the Registered Corporation, or any of its gaming affiliates, or any other action that the Nevada Commission finds to be inconsistent with holding the Registered Corporation's voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include (i) voting on all matters voted on by stockholders; (ii) making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and (iii) such other activities as the Nevada Commission may determine to be consistent with such investment intent. If the beneficial holder of voting securities who must be found suitable is a corporation, partnership or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

     Any person who fails or refuses to apply for a finding of suitability or a license within thirty days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board, may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of the voting securities of the Company beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. The Company will be subject to disciplinary action if, after it receives notice that a person is unsuitable to be a stockholder or to have any other relationship with them, it (i) pays that person any dividend or interest upon voting securities of the Company, (ii) allows that person to exercise, directly or indirectly, any voting right conferred through securities held by that person, (iii) pays remuneration in any form to that person for services rendered or otherwise, or (iv) fails to pursue all lawful efforts to require such unsuitable person to relinquish his voting securities including, if necessary, the immediate purchase of said voting securities for cash at fair market value.

     The Nevada Commission may, in its discretion, require the holder of any debt security of a Registered Corporation to file applications, be investigated, and be found suitable to own the debt security of a Registered Corporation if the Nevada Commission has reason to believe that such ownership would not otherwise be consistent with the declared policies of the State of Nevada. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Registered Corporation can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it (i) pays to the unsuitable person any dividend, interest, or any distribution whatsoever; (ii) recognizes any voting right by such unsuitable person in connection with such securities; (iii) pays the unsuitable person renumeration in any form; or (iv) makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation, or similar transaction.

     Once the Company has completed the registration process and has been found suitable by the Nevada Gaming Authorities, the Company will be required to maintain a current stock ledger in Nevada, which may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. The Company is also required to render maximum assistance in determining the identity of the beneficial owner. The Company may also be required to disclose to the Nevada Commission, upon its request, the identities of any of its security holders. Although the Nevada Commission has the power to require that the stock certificates of the Company bear a legend indicating that the securities are subject to the Nevada Act, it has not yet done so.

     Once the Company has completed the registration process and has been found suitable by the Nevada Gaming Authorities, the Company may not make a public offering of its securities without the prior approval of the Nevada Commission if the securities or proceeds therefrom are intended to be used to construct, acquire or finance gaming facilities in Nevada, or to retire or extend obligations incurred for such purposes. Approval of a public offering does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities offered. Any representation to the contrary is unlawful.

     Changes in control of a Registered Corporation through merger, consolidation, stock or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of a Registered Corporation must meet a variety of stringent standards prescribed by the Nevada Board and Nevada Commission prior to assuming control of such Registered Corporation. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated and licensed as part of the approval process relating to the transaction.

     The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities and corporate defense tactics affecting Nevada corporate gaming licensees, and Registered Corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to (i) ensure the financial stability of corporate gaming licensees and their affiliates; (ii) preserve the beneficial aspects of conducting business in the corporate form; and (iii) promote a neutral environment for the orderly governance of corporate affairs. Approvals are, in certain circumstances, required from the Nevada Commission before the Registered Corporation can make exceptional repurchases of voting securities above the current market price thereof and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Registered Corporation's Board of Directors in response to a tender offer made directly to the Registered Corporation's stockholders for the purposes of acquiring control of the Registered Corporation.

     License fees and taxes, computed in various ways depending on the type of gaming or activity involved, are payable to the state of Nevada and to the counties and cities in which the Nevada licensee's respective operations are conducted. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly or annually and are based upon either (i) a percentage of the gross revenues received; (ii) the number of gaming devices operated; or (iii) the number of table games operated.

     Any person who is licensed, required to be licensed, registered, required to be registered, or is under common control with such persons (collectively, "Licensees"), and who proposes to become involved in a gaming venture outside of Nevada, is required to deposit with the Nevada Board, and thereafter maintain, a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of their participation in such foreign gaming. The revolving fund is subject to increase or decrease by the discretion of the Nevada Commission. Thereafter, Licensees are required to comply with certain reporting requirements imposed by the Nevada Act. Licensees are also subject to disciplinary action by the Nevada Commission if they knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation, fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations, engage in activities that are harmful to the state of Nevada or its ability to collect gaming taxes and fees, or employ a person in the foreign operation who has been denied a license or finding of suitability in Nevada on the ground of personal unsuitability.

     Non-gaming Regulations

     The Company and its subsidiaries are subject to certain federal, state and local, safety and health laws, regulations pertaining to operation of barges and other marine laws, and regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company believes that it is currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to the Company's operations.

EMPLOYEES

     At March 25, 1999, Lakes had approximately 30 employees, two of whom are "shared employees" between Grand and Lakes. Lakes believes its relations with employees are positive.

                                  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

     INDEMNIFICATION OBLIGATIONS. Under the Distribution Agreement, Lakes and Grand agreed to indemnify each other for liabilities retained by them in the Distribution. Additionally, under the Agreement and Plan of Merger, dated as of June 30, 1998 (the "Merger Agreement") by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand, Lakes agreed to indemnify Grand for (i) Grand's ongoing indemnification obligations to current and former directors and officers of Grand and (ii) contingent liabilities related to Stratosphere Corporation ("Stratosphere"). The availability of such indemnities will be dependent upon the financial strength and creditworthiness of Grand and Lakes, respectively. No assurance can be given that such entities will be in a position to fund such indemnities should they be obligated to do so in the future.

     LAKES FUNDING OBLIGATION. As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million to cover various commitments and contingencies related to, or arising out of, Grand's Non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, payable at the end of each year for a four year period subsequent to the effective date of the Merger if the indemnification obligation still exists. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations.

     HIGHLY REGULATED INDUSTRY. The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Grand and Lakes have requested that the National Indian Gaming Commission (the "NIGC") either approve the Distribution or acknowledge that their approval is not required. There can be no assurance the NIGC approval or any other required approvals will be secured on a timely basis, if at all. See "Regulation."

     STRATOSPHERE CORPORATION; PENDING LITIGATION. Grand and certain of its current and former directors and officers are defendants in several lawsuits related to Grand's former investment in Stratosphere. Stratosphere owns and operates the Stratosphere Tower, Casino & Hotel, a casino/hotel and entertainment complex in Las Vegas which filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997. On November 7, 1997, Stratosphere filed a second amended proposed plan of reorganization with the Bankruptcy Court which became effective on October 14, 1998 (the "Second Amended Plan"). Under the Second Amended Plan, the secured portion of Stratosphere's outstanding first mortgage notes were converted into 100% of the equity of the reorganized Stratosphere and all of the common stock of Stratosphere outstanding prior to the effective date of the Second Amended Plan was canceled. Grand beneficially owned approximately 37% of the issued and outstanding common stock of Stratosphere prior to its cancellation as a result of the Second Amended Plan becoming effective.

     Pursuant to the terms of the Distribution Agreement, any future liabilities arising out of the various Stratosphere-related lawsuits were assumed by Lakes. In addition other contingent liabilities related to or arising out of Grand's non-Mississippi business (such as tribal loan guarantees, real property lease guarantees for Lakes subsidiaries, and director and officer indemnity obligations (see below)) were also assumed by Lakes. Although potential costs associated with these various commitments and contingencies did not increase solely as a result of the Distribution, given the numerous uncertainties associated with litigation and the contingent nature of Lakes' various financial commitments, Lakes is unable to quantify, within any reasonable range, its total exposure if all or any of the pending litigation were to be resolved adversely to Lakes' interests. Nor is Lakes able to assess the likelihood that it will be required to perform on some or all of its contingent financial obligations.

     Under Minnesota corporate law, Lakes is required, subject to certain limitations and exclusions, to indemnify its current and former officers and directors. Although Lakes has agreed to assume the liabilities related to Stratosphere and the Stratosphere lawsuits, Lakes agreed under the Merger Agreement to indemnify Grand for such liabilities and certain other pending litigation. Accordingly, Lakes will bear the cost of defending itself, its current and former directors and officers, and Grand and its current and former officers and directors for any settlement or judgment of such matters. Although these lawsuits are in their early stages and Lakes plans to defend itself vigorously, there can be no assurance that the costs of defense and any settlement or judgment will not have a material adverse effect on Lakes or, if Lakes does not satisfy its indemnification obligations to Grand, on Grand.

     OPERATING COVENANTS; DIVIDEND RESTRICTIONS. So long as Lakes is required to indemnify Grand for certain specified liabilities, including (i) contingent liabilities assumed by Lakes under the Distribution Agreement, (ii) ongoing director and officer indemnification obligations and (iii) contingent liabilities related to Stratosphere, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes, without the written consent of Park Place, which consent can be given or withheld in Park Place's sole and absolute discretion.

     FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING. Lakes anticipates that the cash it received in the Distribution, interest expected to be earned thereon and its anticipated revenues will be sufficient to finance its operations. There can be no assurance, however, that Lakes will not seek or require additional capital at some point in the future through either public or private financings. Such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals, and might require Lakes to cease its operations entirely. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of Lakes -- Capital Resources, Capital Spending and Liquidity."

     COMPETITION. The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms. The Indian-owned casinos managed by Lakes compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

     In Louisiana, there are presently 14 licensed river boats in operation that compete with Grand Casino Coushatta and Grand Casino Avoyelles, including "Casino America" and "Players Lake Charles" and, to a lesser extent, "Binion's Horseshoe Casino," "Casino Magic" and "Harrah's Shreveport."

     Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Because the Distribution resulted in the unavailability of historical cash flows and assets represented by Grand's Mississippi business, Lakes' ability to compete for and develop future gaming or other business opportunities will be restricted, both in the size and number of development projects it can pursue. Many of Lakes' competitors have more personnel and most have greater financial and other resources than Lakes. Such competition in the gaming industry could adversely affect Lakes' ability to attract customers and thus, adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect Lakes' business by diverting customers from its managed casinos to competitors in such jurisdictions.

     MANAGEMENT CONTRACTS OF LIMITED DURATION. Lakes is prohibited under the Indian Gaming Regulatory Act of 1988 (the "IGRA") from having an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that Lakes manages for Indian tribes generally have a term of seven years. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by the NIGC upon any such renewal. Lakes anticipates that any renewal of the Grand Casino Coushatta and Grand Casino Avoyelles management contracts will be upon terms less favorable to Lakes. The failure to renew Lakes' management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations.

     The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November, 1992 by the Secretary of the Interior. Each compact expires in November, 1999, but will automatically renew for an additional seven year terms unless either the tribe or the State of Louisiana delivers to the other written notice of non-renewal at least 180 days prior to the applicable expiration date. Lakes' management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, legal gaming will not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. In the event that the compacts are renewed, but Lakes' management contracts are not, Lakes will not operate the casinos at those locations. The non-renewal of either the compacts or the management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations. Currently, the management contracts for Grand Casino Coushatta and Grand Casino Avoyelles generate all of Lakes' operating revenues. Without the renewal of either or both of the existing management contracts or the realization of new business opportunities or new management contracts, the non-renewal of the Louisiana management contracts would have a material adverse impact on Lakes' results of operations and financial condition. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

     MANAGEMENT CONTRACTS SUBJECT TO GOVERNMENTAL MODIFICATION. The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. While Lakes believes that its management contracts meet the requirements of the IGRA, NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on Lakes. Currently, the management contracts (i) have not been reviewed or approved by NIGC and (ii) NIGC could call them for review at any time, in which case NIGC may not approve the contracts at all or may require modification prior to granting approval. In addition, Lakes has made loans to Indian tribes in excess of the loan ceilings set forth in each of the Indian management contracts. Under certain circumstances, these loans may not be enforceable by Lakes. As of January 3, 1999, loan balances outstanding to such tribes were approximately $33.7 million.

     LIMITED RECOURSE AGAINST TRIBAL ASSETS. Lakes has made, and will make substantial loans to tribes for the construction, development, equipment and operations of casinos managed by Lakes. Lakes' only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. Lakes has subordinated, and may in the future subordinate, the repayment of these loans to a tribe and other distributions due from a tribe (including management fees) in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, Lakes' loans and other claims against the tribe will not be repaid until such default has been cured or the tribe's senior casino-related creditors have been repaid in full.

     DEPENDENCE ON KEY PERSONNEL. Lakes' success will depend largely on the efforts and abilities of its senior corporate management, particularly Lyle Berman, its Chairman and Chief Executive Officer and Thomas J. Brosig, its President. Mr. Brosig is President -- Mid-South Region of Park Place. Under the terms of his employment agreement with Park Place, Mr. Brosig is prohibited from devoting more than 15% of his time to Lakes. The loss of the services of either Mr. Berman or Mr. Brosig, or other members of senior corporate management could have a material adverse effect on Lakes. Lakes does not have an employment agreement with either Mr. Berman or Mr. Brosig, and has not obtained life insurance policies on any of its officers.

     LIMITED BASE OF OPERATIONS. Lakes' principal operations consist of the management of two Indian-owned casinos. The combination of the relatively small number of managed casinos and the potentially significant investment associated with any new managed casino may cause the operating results of Lakes to fluctuate significantly and adversely affect the profitability of Lakes. Due to this relatively small number of current locations, poor operating results at any one casino or a delay in the opening or non-opening of any future casinos could materially affect the profitability of Lakes. Future growth in revenues and profits will depend to a large extent on Lakes' ability to continue to increase the number of its managed casinos.

ITEM 2. PROPERTIES

     Corporate Office Facility

     Pursuant to the terms of the Distribution Agreement, Grand has assigned to Lakes, and Lakes has assumed a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent is $768,300 plus building operating costs.

POLO PLAZA

     Shark Club Parcel

     A subsidiary of Lakes is the tenant under a ground lease (the "Shark Club Lease") which has a term through July 31, 2046 unless sooner terminated in accordance with the provisions thereof. The Shark Club Lease provides for base rent in the initial amount of $65,000 per month, subject to adjustment each lease year based on a cost of living formula and additional rent in the amount of $6,500 per month if the parcel is used for a casino/hotel. In addition to the base rent, Lakes must pay all taxes on and bear all costs of maintaining the property. Grand Casinos also executed a guarantee in connection with the execution of the Shark Club Lease by its former subsidiary.

     The Shark Club Lease also includes a purchase option pursuant to which Lakes can acquire the parcel at any time after August 1, 1999 at a formula purchase price set forth in the Shark Club Lease, roughly equal to 120 times the adjusted base monthly rent in effect at the time of the purchase. The Shark Club lease also includes a landlord "put" option pursuant to which the landlord could require the tenant to purchase the parcel at any time from and after August 1, 2000.

     In connection with the Merger, Lakes agreed with Park Place that Lakes will either exercise, or cause one of its subsidiaries to exercise, the Shark Club Lease purchase option prior to the earliest time when the landlord could require Lakes (or Grand as the guarantor) to purchase the subject real estate.

     Under the Shark Club Lease, Lakes is required to maintain the leased property, including the building located thereon. Lakes has received a notice of violation from the Clark County Department of Administrative Services for alleged failure to remove debris from certain real property included within the Polo Plaza development project. The same parcel of leased real property has been damaged as a result of a fire on the premises. Pursuant to the Shark Club Lease, Lakes is required to restore, replace or possibly demolish the leased facilities as a result of the damage. The Shark Club Lease allows Lakes to demolish the building, but would require that Lakes increase the security deposit from $500,000 to $2.5 million in such event. Effective February 3, 1999, Lakes executed an amendment to the Shark Club Lease that permits it to raze the property without increasing its security deposit. In exchange. Lakes agreed to waive the payment and accrual of interest on such security deposit.

     Travelodge Parcel

     A Lakes subsidiary is tenant under a ground lease (the "Travelodge Lease") which commenced on June 17, 1996, and will (unless sooner terminated in accordance with the provisions thereof) remain in effect until June 16, 2095. The Travelodge Lease provides for a base rent (in the initial amount of $166,667 per month) that is adjusted each lease year based on a cost of living formula. In addition to the base rent, the tenant must pay all taxes on and costs of maintaining the leased property. Lakes has the option to purchase the leased property during the 20th lease year for the purchase price of $30,000,000. Lakes manages the hotel building located on the leased property. A third party had a sublease interest in the leased property. That claimed interest was terminated pursuant to an agreement between the third party and Lakes that provides for payments by Lakes in the amount of $150,000 per quarter for a period of ten years after such party surrendered possession of the property to Lakes. A portion of the building located on the leased property is subleased, which Lakes has the right to terminate after January 1, 1999 by making certain prescribed payments, and complying with certain other conditions stated, in the sublease.

     Polo Plaza Shopping Center Parcel

     Nevada Resort Properties Polo Plaza Limited Partnership (the "Partnership") owns and operates the Polo Plaza Shopping Center. Lakes has a 49% limited partnership interest in the Partnership. Lakes has the right to purchase the remaining 51% interest in the Partnership at any time prior to October 3, 1999 for approximately $3.3 million. In June 1997, Grand, as predecessor to Lakes, entered into an agreement with the Partnership that granted it the right to negotiate, on behalf of the Partnership, agreements for the termination of then existing leases for the shopping center property. The Partnership also agreed that each new lease for the shopping center property would include a provision allowing the landlord to terminate such lease on not less than 90 days notice, with no termination fee. Lakes assumed responsibility for termination and relocation costs to be paid by the Partnership under tenant termination agreements, and agreed to reimburse the Partnership for certain rents and certain other amounts lost as a result of such termination agreements.

     The holder of the first deed of trust that currently encumbers the shopping center property has asserted that the loan secured by that deed of trust is in default because the Partnership has permitted the termination of tenant leases pursuant to tenant termination agreements negotiated by the Lakes subsidiary. The Partnership has in turn asserted that Lakes is responsible for curing the alleged default. Lakes is discussing the assertions with the holder of the first deed of trust and the Partnership. Lakes is currently negotiating with the Partnership to purchase the shopping center land and building in lieu of exercising Lakes' right to purchase the remaining 51% interest in the Partnership. In addition, Lakes has loaned the partnership approximately $6.2 million to bring the mortgage loan current.

     Cable Parcel

     Pursuant to a November 1, 1997 Option Agreement, Grand acquired an option to purchase approximately 4.5 acres of land located near the Polo Plaza Shopping Center anytime prior to October 31, 2000. As consideration for the option, Lakes pays the landowner a non-refundable monthly option payment of $80,000. The option agreement states that the purchase price for the land is $18,000,000.

ITEM 3. LEGAL PROCEEDINGS

     In January 1997, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 7, 1997, Stratosphere filed its Second Amended Plan which was declared effective on October 14, 1998. Prior to the effectiveness of the Second Amended Plan, Grand owned approximately 37% of the issued and outstanding common stock of Stratosphere. Under the Second Amended Plan, all shares of Stratosphere common stock that were outstanding prior to the effective date of the Second Amended Plan have been canceled. In addition, the secured portion of Stratosphere's first mortgage notes that were outstanding prior to the effective date have been exchanged for a total of 2,030,000 shares of new common stock. Pursuant to the terms of the Distribution Agreement, Lakes assumed, among other liabilities, certain known and contingent liabilities associated with all pending, threatened or future litigation related to the Stratosphere litigation described below. Although Lakes assumed such liabilities, because Grand remains liable for claims by plaintiffs in such litigation and for indemnifying Grand's former officers and directors with respect to such litigation, Lakes agreed, under the term of the Merger Agreement, to indemnify Grand and Grand's current and former officers and directors against such liabilities. See "Certain Factors Indemnification Obligations" -- "Stratosphere Corporation; Pending Litigation."

     The following summaries describe certain known legal proceedings to which Grand is a party and which Lakes has assumed, and/or must indemnify Grand, in connection with the Distribution.

STRATOSPHERE SHAREHOLDERS LITIGATION -- FEDERAL COURT

     In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada -- Michael Ceasar, et al v. Stratosphere Corporation, et al -- against Stratosphere and others, including Grand. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

     In August through October 1996, several other nearly identical complaints were filed by various plaintiffs in the U.S. District Court for the District of Nevada.

     The defendants in the actions submitted motions requesting that all of the actions be consolidated. Those motions were granted in January 1997, and the consolidated action is entitled In re: Stratosphere Corporation Securities Litigation -- Master File No. CV-S-96-00708 PMP (RLH).

     In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including Grand and certain current and former officers and directors of Grand. The amended complaint includes claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 22, 1996.

     In February 1997, various defendants, including Grand and Grand's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various grounds, including Grand's claim that the amended complaint failed to state a valid cause of action against Grand and Grand's officers and directors.

     In May 1997, the court dismissed the amended complaint. The dismissal order did not allow the plaintiffs to further amend their complaint in an attempt to state a valid cause of action.

     In June 1997, the plaintiffs asked the court to reconsider its dismissal order, and to allow the plaintiffs to submit a second amended complaint in an attempt to state a valid cause of action. In July 1997, the court allowed the plaintiffs to submit a second amended complaint.

     In August 1997, the plaintiffs filed a second amended complaint. In September 1997, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion to dismiss the second amended complaint. The motion was based on various grounds, including Grand's claim that the second amended complaint failed to state a valid cause of action against Grand and those officers and directors.

     In April 1998, the Court granted Grand's motion to dismiss, in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the second amended complaint that survived the motion to dismiss.

     In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. As of December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery is expected to be completed in March of 1999. The Court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments regarding the motion, which Lakes' attorneys anticipate will be in June of 1999.

STRATOSPHERE SHAREHOLDERS LITIGATION -- NEVADA STATE COURT

     In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et al v. Robert E. Stupak, et al -- Case No. A363019 -- against various defendants, including Grand. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

     Grand and certain defendants submitted motions to dismiss or stay the state court action pending resolution of the federal court action described above. The court has stayed further proceedings pending the resolution of In re:
Stratosphere Securities Litigation.

GRAND CASINOS, INC. SHAREHOLDERS LITIGATION

     In September and October 1996, two actions were filed by Grand shareholders in the U.S. District Court for the District of Minnesota against Grand and certain of Grand's current and former directors and officers.

     The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

     The actions have been consolidated as In re: Grand Casinos, Inc. Securities Litigation -- Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on Grand's claim that the consolidated complaint failed to properly state a cause of action.

     In December 1997, the court granted Grand's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived Grand's motion to dismiss. Discovery in the action has begun.

     The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. The plaintiffs are currently engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is complete and the parties have submitted their respective arguments regarding the motion.

     In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The defendants seek to include the Company under the theory that the Company is a proper party to the lawsuit as a result of the assumption by the Company of all of Grand's liabilities with respect to the Stratosphere project and the indemnification agreement obligations of the Company with respect to Park Place. The Company agreed to assume certain of Grand's liabilities and entered into an indemnification agreement with Park Place in connection with the Merger.

DERIVATIVE LITIGATION

     In February 1997, certain shareholders of Grand brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al v. Lyle Berman, et al -- Court File No. MC97-002807 -- against certain current and former officers and directors of Grand. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Pursuant to Minnesota law, Grand's Board of Directors appointed an independent special litigation committee to evaluate whether Grand should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.

     Grand provided the defense for Grand's current and former officers and directors who are defendants in the action pursuant to Grand's indemnification obligations to such defendants.

     In January 1998, Grand submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted the motion, thereby dismissing the plaintiffs' claims. In August 1998, the plaintiffs appealed the Court's ruling. On March 9, 1999, the Minnesota Court of Appeals affirmed the dismissal of the plaintiffs' claims. The plaintiffs have until April 8, 1999, to seek further review of the ruling by the Minnesota Supreme Court.

SLOT MACHINE LITIGATION

     In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al v. Caesars World, Inc. et al -- Case No. 39-478-CIV-ORL-22 -- in which various parties (including Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

     A subsequently filed Action -- William Ahearn, et al v. Caesars World, Inc. et al--Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

     Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

     In December 1994, the consolidated actions were transferred to the U.S. District Court for the District of Nevada.

     In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada -- Larry Schreier, et al v. Caesars World, Inc. et al -- Case No. CV-95-00923-DWH (RJJ).

     The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

     In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al v. Caesars World, Inc., et al -- Case No. CV-S-94-11236-DAE (RJJ) -- (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

     In March 1997, various defendants (including Grand) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand has filed its answer to the new complaint.

     The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand and certain of the defendants have opposed the motion. The Court has not ruled on the motion.

STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

     In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere filed a motion with the U.S. Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's bankruptcy estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and Grand.

     In the motion, the Committee sought Bankruptcy Court authorization to compel Grand to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

     Grand opposed the Committee's motion. Grand asserted, in its opposition to the Committee's motion, that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

     The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and an evidentiary hearing in February 1998 on the issues raised by the Committee's motion and Grand's opposition to that motion. In February 1998, the Bankruptcy Court denied the Committee's motion, and determined that the Standby Equity Commitment cannot be assumed (or enforced) by Stratosphere under applicable bankruptcy law.

STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant.

     The complaint alleges that Grand failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are Grand's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

     Discovery and motion practice is pending and Lakes will continue to defend this lawsuit diligently.

STRATOSPHERE PLAN OF REORGANIZATION

     The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. As of March 25, 1999, Grand has not been served with any such litigation.

STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

     In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is proceeding.

TULALIP TRIBES LITIGATION

     In 1995, Grand entered into discussions with Seven Arrows, L.L.C. ("Seven Arrows"), a Delaware limited liability company, regarding possible participation by Grand in a proposed casino resort development on land in the State of Washington held in trust by the United States for the Tulalip Tribes. Grand and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which Grand (or a subsidiary of Grand) would become a member of Seven Arrows. Those negotiations were not completed, and no revision to the limited liability company agreement was signed.

     During the negotiations, Grand entered into an agreement (the "Advance Agreement") with Seven Arrows and the Tulalip Tribes. The Advance Agreement provided for the loan by Grand and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions. Grand contends that those conditions were never satisfied. Neither Grand nor Seven Arrows advanced any amount under the Advance Agreement.

     In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court -- Tulalip Tribes of Washington v. Seven Arrows LLC, et al. -- Case No. TUL-Ci4/96-499 -- against Seven Arrows and Grand. The action sought various remedies, including (i) a declaration that a lease and sublease between the Tulalip Tribes and Seven Arrows for the land on which the casino resort was proposed were rightfully terminated; (ii) damages for breach of the lease, the sublease, and the Advance Agreement; and (iii) a declaration that the lease, sublease, and Advance Agreement are void.

     Because Grand was not a party to the lease or the sublease, Grand contended in the tribal court action that the only claim against Grand was for breach of the Advance Agreement; that Grand did not breach the Advance Agreement; and that any damages sustained by the Tulalip Tribes as a result of any such breach are not material.

     In May 1996, Seven Arrows and Grand brought a legal action in the U.S. District Court for the Western District of Washington -- Seven Arrows LLC, et al. V. Tulalip Tribes of Washington -- Case No. C96-0709Z -- against the Tulalip Tribes. Seven Arrows sought in that action certain remedies against the Tulalip Tribes, including damages, and Grand sought rescission of the Advance Agreement.

     Since June 1996, Seven Arrows, Grand and the Tulalip Tribes have been engaged in disputes in both the tribal court and the federal court regarding which court has jurisdiction over the various claims made in the two legal actions. In July 1998, Seven Arrows, Grand, and the Tulalip Tribes entered into a partial settlement agreement that resolved the jurisdictional dispute. In accordance with the partial settlement agreement, all claims between the parties must now be submitted to and decided by the federal court.

     Pursuant to the partial settlement agreement, Seven Arrows filed a second amended complaint in the federal action. Among other things, Seven Arrows seeks damages from the Tulalip Tribes for lost profits of up to $15 million and for recovery of sums paid to the Tribes between $2 million and $3 million. Grand is not a party to the second amended complaint.

     On September 30, 1998, the Tulalip Tribes answered, counterclaimed against Seven Arrows, and filed and served a complaint in the pending federal action against Grand. The complaint against Grand contains several counts, including
(i) a request for judgment declaring that the tribe's termination of the agreements was effective and quieting title in the land; (ii) a claim for breach of contract and breach of the implied covenant of good faith that alleges that Grand is liable on the lease, sublease, and Advance Agreement based upon (a) Grand's alleged status as a partner of Seven Arrows; (b) Grand's alleged status as managing and operating agent of Seven Arrows; and (c) Grand's execution of the Advance Agreement; (iii) a claim for negligent misrepresentation claiming, in essence, that representations of Grand personnel induced the Tribes to continue to honor the lease, sublease, and Advance Agreement and thereby to incur expenses they would not have incurred otherwise; (iv) a claim that Grand, by purporting to act for and with the authority of Seven

Arrows, stands as warrantor and surety of Seven Arrows's obligations; and (v) a claim for estoppel. Each claim for damages seeks the sum of $856,000 for out-of-pocket expenses and for "lost profits damages" in an amount to be proved at trial.

     Grand answered this complaint January 15, 1999. Grand does not oppose the Tribe's effort to quiet title to its land (the first claim). Grand denies that it is factually or legally liable for the obligations or liabilities of Seven Arrows under the lease and sublease. Grand continues to contend that, as to the Tribe, its obligations, if any, are limited to those stated in the Advance Agreement; that it did not breach the Advance Agreement; and that the Tribe's damages for such breach, if any, are minimal (the second, fourth, and fifth claims). Grand denies that it is liable for negligent misrepresentation (the third claim). Grand also filed a counterclaim against the Tribe on January 15, 1999, seeking rescission of the Advance Agreement and damages from the Tribe based upon the Tribe's breach of contract and breach of the covenant of good faith and fair dealing. The Tribe denies the counterclaim.

     On December 22, 1998, Seven Arrows answered the counterclaim of the Tribe and asserted a complaint against Grand. Seven Arrows' complaint against Grand alleges (a) that Grand agreed in writing not to take or omit any action that would excuse the Tribe from its obligations to Seven Arrows or that would cause Seven Arrows to be liable to the Tribe; (b) that if the Tribe's allegations are correct, Grand acted as an agent of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty; and (c) that if the Tribe's allegations are correct, Grand was a "partner" of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty. If the Tribe's allegations regarding certain acts, omissions, or representations of the Company are correct and, as a result, Seven Arrows does not recover against the Tribe, then Seven Arrows alleges that Grand is liable either for breach of contract or breach of fiduciary duty in an amount equal to the amount Seven Arrows would have recovered from the Tribe absent such acts, omissions, or representations. Grand has not yet answered Seven Arrows's complaint but intends to deny the allegations in their entirety and to defend the claim vigorously.

     Discovery has begun and a three-week bench trial has been set to commence November 1, 1999. Grand's liability for damages to all parties in the aggregate cannot exceed $15 million pursuant to the partial settlement agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lakes became a stand-alone, publicly held and publicly traded company as a result of the Grand Distribution which was effected on December 31, 1998. The fourth quarter of Lakes' fiscal year ended on Sunday, January 3, 1999 and the Common Stock did not begin trading on the Nasdaq National Market under the symbol LACO until Monday, January 4, 1999.

     For the period from January 4, 1999 through March 24, 1999 the high and low sales prices per share of the Company's Common Stock are indicated below, as reported on the Nasdaq National Market:

        HIGH             DATE                    LOW       DATE
        ----             ----                    ---       ----
$12.375                1/6/99                  $7.875    3/24/99

     On March 24, 1999, the last reported sale price for the Common Stock was $8.25 per share. As of March 24, 1999, the Company had approximately 1,268 shareholders of record.

     The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company so long as Lakes is required to indemnify Grand, as a subsidiary of Park Place, for certain specified liabilities, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests or otherwise purchase, redeem defease or retire for value any equity interest in Lakes without the written consent of Park Place which consent can be given or withheld in Park Place's sole and absolute discretion. Subject to the foregoing dividend restrictions, the payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's overall financial condition and any other factors deemed relevant by the Board of Directors. See "Risk Factors -- Operating Covenants -- Dividend Restrictions."

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                               FISCAL YEARS ENDED OR AS OF:
                                         ------------------------------------------------------------------------
                                         JANUARY 3,    DECEMBER 28,    DECEMBER 29,    DECEMBER 31,    JANUARY 1,
                                            1999           1997            1996            1995           1995
                                         ----------    ------------    ------------    ------------    ----------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue                            $  92          $  79          $    77          $  69          $  23
  Total operating income                      76             70               60             58             16
  Earnings (loss) from operations             61             45             (109)(2)         41             13
  Net Earnings (loss) per share --
     basic                                  5.80           4.32           (10.46)(2)       4.81           1.60
  Net Earnings (loss) per share --
     diluted                                5.71           4.20           (10.46)(2)       4.65           1.60
OTHER OPERATING DATA:
  EBITDA(1)                                   78             71               61             60             16
BALANCE SHEET:
  Unrestricted Cash and cash
     equivalents                           $  57          $  33          $    34          $  33          $   4
  Total assets                               161            132              114            233            171
  Total debt                                   1              1                1              1              4
  Shareholders' equity                       132            119              104            229            142

---------------
(1) 1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998. The Company's revenues and earnings will not include contributions from these operations going forward. EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. EBITDA also excludes the $161 million write off of Grand's investment in Stratosphere Corporation. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended January 3, 1999, December 28, 1997, December 29, 1996, December 31, 1995 and January 1, 1995 totaled $2 million, $1 million, $1 million, $2 million, and $0.2 million, respectively.

(2) Includes a non-recurring non-cash $161 million charge related to the write-off of Lakes' investment in Stratosphere Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand Casinos").

Pursuant to the terms of a Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand Casinos shareholders received .25 shares of Lakes Common Stock for each share held in Grand Casinos.

     Immediately following the Distribution, Grand Casinos merged with a subsidiary of Park Place Entertainment Corporation, a Delaware corporation ("Park Place"), pursuant to which Grand Casinos became a wholly owned subsidiary of Park Place (the "Merger"). Grand Casinos shareholders received one share of Park Place common stock in the Merger for each share they held in Grand Casinos.

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). Both management contracts expire seven years from the date the casino opened.

     For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the 1st quarter of 1998, and the management of Grand Casino Hinckley ended in December 1998, with the buyout of the remaining contract term.

     Lakes develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes' revenues are derived from management fee income from Grand Casino Avoyelles and Grand Casino Coushatta. Lakes commenced operations in September 1990, and opened its first casino, Grand Casino Mille Lacs, in April 1991. Grand Casino Hinckley commenced operations in May 1992, Grand Casino Avoyelles commenced operations in June 1994 and Grand Casino Coushatta commenced operations in January 1995.

     Pursuant to the Avoyelles and Coushatta management contracts, Lakes receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Avoyelles and Grand Casino Coushatta.

     Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year. Lakes' growth strategy contemplates the expansion of existing operations and the pursuit of opportunities to develop and manage additional gaming facilities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

     Earlier this year, the Louisiana legislature considered various proposals for state constitutional amendments and/or legislation that would impose certain taxes, including excise taxes, on certain activities conducted on Indian reservations. Some of the proposals were to become effective after the expiration dates of the existing compacts between the State of Louisiana and the Indian tribes that own and operate casinos in the State of Louisiana. None of the proposals was adopted.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 3, 1999, December 28, 1997, and December 29, 1996.

RESULTS OF OPERATIONS

     Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have a term of seven years. As noted above, the management contacts for Grand Casino

Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Lakes management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have an adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. Each compact expires in November 1999, but will automatically renew for additional seven year terms unless either the tribe or the State of Louisiana delivers to the other written notice of non-renewal at least 180 days prior to the applicable expiration date. Lakes' management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, gaming will not be permitted at Grand Casino Avoyelles of Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

     Revenues are calculated in accordance with generally accepted accounting principles and are presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Avoyelles and Grand Casino Coushatta, are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

FISCAL YEAR ENDED JANUARY 3, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 28,
1997

     Earnings per Common Share and Net Earnings. For the fiscal year ended January 3, 1999 basic and diluted earnings per common share were $5.80 and $5.71 respectively. This compares to basic and diluted earnings of $4.32 and $4.20 per share for the fiscal year ended December 28, 1997. Earnings increased $16 million to $61.2 million for the fiscal year ended January 3, 1999 compared to the same period in the prior year, primarily due to increased management fee income from each of the casino operations.

     Revenues. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $92.3 million in management fee income during the fiscal year ended January 3, 1999 as compared to $78.5 million for the prior year's comparable period. Gross revenue increases at Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta offset the fact that the management contract for Grand Casino Mille Lacs expired at the end of the first quarter. Contributing to the increases was the early buyout of the Management Agreement for Grand Casino Hinckley by the Mille Lacs Band of Ojibwe in December, 1998. Under the early buyout agreement, the Company was compensated for the management fees it would have received had it managed Grand Casino Hinckley through the original contract expiration date which was May, 1999. Also contributing to the increases were a 378-room hotel at Grand Casino Hinckley, which opened in November of 1997, and a special events center and RV resort at Grand Casino Avoyelles, which opened during the first quarter of 1998.

     1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998. The Company's revenues and earnings will not include contributions from these operations going forward.

     Costs and Expenses. Total costs and expenses were $16.4 million for the fiscal year ended January 3, 1999 compared to $8.8 million for the same period in the prior year. Selling, general, and administrative expenses increased in the amount of $7.1 million from $7.9 million for the fiscal year ended December 28, 1997 to $15 million for the fiscal year ended January 3, 1999 due to legal, professional and other costs associated with separating Lakes from Grand.

     Other. Interest income was $5.6 million and $5.9 million for the fiscal years ended January 3, 1999 and December 28, 1997, respectively. Interest expense was $0.1 million for both periods.

     A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of the note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance, resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12 million to Lakes.

FISCAL YEAR ENDED DECEMBER 28, 1997 COMPARED TO DECEMBER 29, 1996

     Earnings per Common Share and Net Earnings. For the year ended December 28, 1997, basic and diluted earnings per common share were $4.32 and $4.20, respectively. For the year ended December 29, 1996 basic and diluted loss per common share was $(10.46) per share. This includes a charge of $15.48 per weighted average common share outstanding related to the write-down of Grand's former investment in Stratosphere. Earnings for the year ended December 28, 1997 were $45.2 million compared to a loss of $(108.7) million (which includes a $161 million write-down of Grand's former investment in Stratosphere) for the prior year's comparable period.

     Revenues. For the year ended December 28, 1997 management fee income totaled $78.5 million. This represents an increase of $1.2 million from management fee income of $77.3 million for the year ended December 29, 1996.

     Costs and Expenses. For the year ended December 28, 1997 selling, general, and administrative expenses decreased $8.3 million from $16.3 million to $7.9 million. The $7.9 million includes approximately $3.2 million in Stratosphere litigation reserves. Of the $16.3 million incurred for the year ended December 29, 1996, approximately $11.4 million is related to litigation accruals and project write-downs.

     Other. Interest income for the year ended December 28, 1997 remained approximately the same at $5.9 million compared to the same period in the prior year.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

     At January 3, 1999 Lakes had $61.8 million in restricted and unrestricted cash and cash equivalents. The cash balances are planned to be used for loans to current tribal partners to help develop existing operations, the pursuit of additional gaming opportunities, and settlement of pending litigation matters.

     For the years ended January 3, 1999, December 28, 1997 and December 29, 1996 net cash provided by operating activities totaled $85.8, $35.8 and $62.5 million, respectively. For the years ended January 3, 1999, December 28, 1997 and December 29, 1996, proceeds from repayment of notes receivable amounted to $6.6, $6.1 and $10.6 million, respectively. Also during these periods, payments for land held for development amounted to $11.2, $13.2 and $2.3 million, respectively.

     As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations.

YEAR 2000

     Lakes is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of Lakes' programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

     Lakes and its managed properties have a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Pursuant to the Lakes Year 2000 program, the Company has established an internal review team to monitor and facilitate efficient Year 2000 compliance. Lakes is currently in the process of upgrading its financial reporting systems, IT based and otherwise, to ensure that they are Year 2000 compliant. Lakes' vendors and consultants have represented to management that the new systems meet Year 2000 requirements. Lakes' standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Between now and the Year 2000, Lakes will proceed through its various phases of assessment, detailed planning, implementation, testing and management. Lakes expects to be fully Year 2000 compliant by mid-1999.

     Generally, Lakes is confident that the implementation of its Year 2000 program in conjunction with the replacement of all of Lakes' financial reporting systems will resolve any IT system compliance issues. Lakes has not currently identified any material non-IT system Year 2000 issues. Throughout the remainder of 1999, Lakes will continually review its progress against its Year 2000 plans and determine what contingency plans are feasible and appropriate to reduce its exposure to Year 2000 related issues.

     Based on Lakes' current assessment, the costs of addressing potential problems at Lakes and its managed properties are estimated at $1.3 million. However, the historical and estimated costs relating to the resolution of Lakes' Year 2000 compliance issues cannot be fully and finally determined at this time. If significant customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Lakes has initiated formal communications with all of its material suppliers to determine the extent to which Lakes' interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. Lakes plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

     While Lakes fully anticipates achieving Year 2000 compliance well in advance of January 1, 2000 there are certain risks which exist with respect to Lakes' business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to, in a most reasonably likely worst case scenario, extensive and costly inability to process data, provide vital accounting functions and communicate with customers and suppliers. As of the date of this filing, Lakes has not finalized a contingency plan to address the failure to be Year 2000 compliant.

SEASONALITY

     The Company believes that the operation of all casinos managed by the Company are affected by seasonal factors, including holidays, weather and travel conditions.

REGULATION AND TAXES

     The Company is subject to extensive regulation by state gaming authorities. The Company will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any other jurisdiction where it may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on the Company.

     The gaming industry represents a significant source of tax revenues. From time to time, various federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company's results of operations and financial results.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this integrated Form 10-K/Annual Report and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

     Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

     These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K for the fiscal year ended January 3, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               LAKES GAMING, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                    PAGE
                                                                    ----
    LAKES GAMING, INC. AND SUBSIDIARIES
    Report of Independent Public Accountants....................     31
    Consolidated Balance Sheets as of January 3, 1999 and
    December 28, 1997...........................................     32
    Consolidated Statements of Earnings for the fiscal years
    ended January 3, 1999, December 28, 1997 and December 29,
    1996........................................................     33
    Consolidated Comprehensive Statements of Earnings for the
    fiscal years ended January 3, 1999, December 28, 1997 and
    December 29, 1996...........................................     34
    Consolidated Statements of Shareholders' Equity for the
    fiscal years ended January 3, 1999, December 28, 1997 and
    December 29, 1996...........................................     35
    Consolidated Statements of Cash Flows for the fiscal years ended January 3, 1999, December 28, 1997 and December 29,
    1996........................................................     36
    Notes to Consolidated Financial Statements..................    37-52

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Gaming, Inc.

     We have audited the accompanying consolidated balance sheets of Lakes Gaming, Inc. (a Minnesota corporation) and Subsidiaries as of January 3, 1999 and December 28, 1997 and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended January 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Gaming, Inc. and Subsidiaries as of January 3, 1999 and December 28, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 1999, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
February 5, 1999

                      LAKES GAMING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     JANUARY 3, 1999 AND DECEMBER 28, 1997
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  1998        1997
                                                                  ----        ----
                                       ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 56,774    $ 33,208
  Current installments of notes receivable..................       8,561       6,654
  Accounts receivable.......................................      15,217       6,425
  Income taxes receivable...................................          --      14,785
  Deferred income taxes.....................................       7,370       4,988
  Other current assets......................................         756         551
                                                                --------    --------
Total Current Assets........................................      88,678      66,611
                                                                --------    --------
Property and Equipment -- Net...............................       1,265       3,071
                                                                --------    --------
Other Assets:
  Land held for development.................................      26,647      15,418
  Notes receivable -- less current installments.............      25,118      26,477
  Cash and cash equivalents -- restricted...................       4,992       1,225
  Investments in and notes from unconsolidated affiliates...       8,590       8,180
  Casino development costs..................................       4,846       4,144
  Securities available for sale.............................       1,033       4,842
  Other long-term assets....................................         200       2,125
                                                                --------    --------
Total Other Assets..........................................      71,426      62,411
                                                                --------    --------
TOTAL ASSETS................................................    $161,369    $132,093
                                                                ========    ========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Income taxes payable......................................      10,811       2,000
  Litigation and claims accrual.............................      10,554       8,736
  Other accrued expenses....................................       4,625         193
                                                                --------    --------
Total Current Liabilities...................................      25,990      10,929
                                                                --------    --------
Long-term Liabilities:
  Long-term debt............................................         975         975
  Deferred income taxes.....................................       2,733       1,391
                                                                --------    --------
Total Long-Term Liabilities.................................       3,708       2,366
                                                                --------    --------
TOTAL LIABILITIES...........................................      29,698      13,295
                                                                --------    --------
Commitments and Contingencies (Notes 2, 6, 7 and 8)
Shareholders' Equity:
  Common stock, $.01 par value; 100,000 shares authorized;
     10,576 common shares issued and outstanding at January
     3, 1999................................................         106          --
  Additional paid-in-capital................................     130,929          --
  Division equity...........................................          --     121,745
  Accumulated other comprehensive earnings (loss)...........         636      (2,947)
                                                                --------    --------
Total Shareholders' Equity..................................     131,671     118,798
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $161,369    $132,093
                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
      YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1998       1997        1996
                                                                 ----       ----        ----
REVENUES:
     Management fee income..................................    $92,347    $78,515    $  77,273
OPERATING EXPENSES:
     Selling, general and administrative....................     14,557      7,916       16,258
     Depreciation and amortization..........................      1,838        890        1,343
                                                                -------    -------    ---------
       Operating Expenses...................................     16,395      8,806       17,601
                                                                -------    -------    ---------
EARNINGS FROM OPERATIONS....................................     75,952     69,709       59,672
                                                                -------    -------    ---------
OTHER INCOME (EXPENSE):
     Interest income........................................      5,601      5,940        5,862
     Stratosphere write-down................................         --         --     (160,923)
     Loss on sale of securities.............................     (4,473)        --           --
     Other..................................................        (89)      (923)         214
                                                                -------    -------    ---------
       Total other income (expense), net....................      1,039      5,017     (154,847)
                                                                -------    -------    ---------
Earnings (loss) before income taxes.........................     76,991     74,726      (95,175)
Provision for income taxes..................................     15,811     29,523       13,562
                                                                -------    -------    ---------
NET EARNINGS (LOSS).........................................    $61,180    $45,203    $(108,737)
                                                                =======    =======    =========
BASIC EARNINGS (LOSS) PER SHARE.............................    $  5.80    $  4.32    $  (10.46)
                                                                =======    =======    =========
DILUTED EARNINGS (LOSS) PER SHARE...........................    $  5.71    $  4.20    $  (10.46)
                                                                =======    =======    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................     10,550     10,475       10,395
                                                                =======    =======    =========
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING......     10,712     10,759       10,395
                                                                =======    =======    =========

          See accompanying notes to consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
      YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997 AND DECEMBER 29, 1996

                                                                 1998       1997        1996
                                                                 ----       ----        ----
NET EARNINGS (LOSS).........................................    $61,180    $45,203    $(108,737)
UNREALIZED GAINS (LOSSES) ON SECURITIES
  Unrealized holding gains (losses) during the period.......      3,583     (4,307)      (1,806)
  Less: reclassification adjustment for losses included in
     net earnings...........................................     (4,473)        --           --
                                                                -------    -------    ---------
COMPREHENSIVE EARNINGS (LOSS)...............................    $60,290    $40,896    $(110,543)
                                                                =======    =======    =========

          See accompanying notes to consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                                                  ACCUMULATED
                                  COMMON STOCK                                       OTHER            TOTAL
                                 ---------------     ADDITIONAL      DIVISION    COMPREHENSIVE    SHAREHOLDERS'
                                 SHARES   AMOUNT   PAID-IN-CAPITAL    EQUITY    EARNINGS (LOSS)      EQUITY
                                 ------   ------   ---------------   --------   ---------------   -------------
Balance, December 31, 1995.....      --     --              --        225,677        3,166           228,843
  Distribution to Grand
     Casinos, Inc..............      --     --              --        (14,716)          --           (14,716)
  Other comprehensive
     earnings..................      --     --              --             --       (1,806)           (1,806)
  Net loss.....................      --     --              --       (108,737)          --          (108,737)
                                 ------    ---         -------       --------       ------          --------
Balance, December 29, 1996.....      --     --              --        102,224        1,360           103,584
  Distribution to Grand
     Casinos, Inc..............      --     --              --        (25,682)          --           (25,682)
  Other comprehensive
     earnings..................      --     --              --             --       (4,307)           (4,307)
  Net earnings.................      --     --              --         45,203           --            45,203
                                 ------    ---         -------       --------       ------          --------
Balance, December 28, 1997.....      --     --              --        121,745       (2,947)          118,798
  Distribution to Grand
     Casinos, Inc..............      --     --              --        (51,890)          --           (51,890)
  Other comprehensive
     earnings..................      --     --              --             --        3,583             3,583
  Net earnings.................      --     --              --         61,180           --            61,180
  Distribution from Grand
     Casinos, Inc..............  10,576    106         130,929       (131,035)          --                --
                                 ------    ---         -------       --------       ------          --------
Balance, January 3, 1999.......  10,576    106         130,929             --          636           131,671
                                 ======    ===         =======       ========       ======          ========

          See accompanying notes to consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED JANUARY 3, 1999, DECEMBER 28, 1997 AND DECEMBER 29, 1996
                                 (IN THOUSANDS)

                                                                  1998        1997        1996
                                                                  ----        ----        ----
OPERATING ACTIVITIES:
  Net earnings (loss).......................................    $ 61,180    $ 45,203    $(108,737)
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................       1,838         890        1,343
     Stratosphere write-down................................          --          --      160,923
     Loss on sale of securities.............................       4,473          --           --
     Deferred income taxes..................................      (1,040)     (2,930)     (11,375)
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (8,792)      1,571         (744)
       Income taxes.........................................      23,596      (9,357)       3,417
       Other current assets.................................        (205)     (1,650)        (239)
       Accounts payable.....................................          --          45          (30)
       Accrued expenses.....................................       6,193       1,037       17,813
       Other................................................      (1,476)        942          124
                                                                --------    --------    ---------
Net Cash Provided by Operating Activities...................      85,767      35,751       62,495
                                                                --------    --------    ---------
INVESTING ACTIVITIES:
  Payments for property and equipment.......................          --         (99)        (795)
  Proceeds from sale of property and equipment..............         500         398        2,814
  Advances under notes receivable...........................      (7,115)     (1,825)     (50,000)
  Proceeds from repayment of notes receivable...............       6,567       6,144       10,579
  Increase in restricted cash...............................      (3,767)         --         (250)
  Proceeds from sale of securities..........................       4,824          --           --
  Investment in and notes receivable from unconsolidated
     affiliates.............................................        (807)       (336)      (7,170)
  Payments for land held for development....................     (11,229)    (13,153)      (2,264)
  Decrease (increase) in other long-term assets.............         716      (1,833)         369
                                                                --------    --------    ---------
Net Cash Used in Investing Activities.......................     (10,311)    (10,704)     (46,717)
                                                                --------    --------    ---------
FINANCING ACTIVITIES:
  Distribution to Grand.....................................     (51,890)    (25,682)     (14,716)
  Proceeds from issuance of long-term debt..................          --          --           24
  Payments on long-term debt................................          --          (9)        (375)
                                                                --------    --------    ---------
Net Cash Used in Financing Activities.......................     (51,890)    (25,691)     (15,067)
                                                                --------    --------    ---------
Net increase (decrease) in cash and cash equivalents........      23,566        (644)         711
Cash and cash equivalents -- beginning of year..............      33,208      33,852       33,141
                                                                --------    --------    ---------
CASH AND CASH EQUIVALENTS -- END OF YEAR....................    $ 56,774    $ 33,208    $  33,852
                                                                ========    ========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................    $     98    $     98    $      98
     Income taxes...........................................       5,420      41,504       11,189

          See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand"). Pursuant to the terms of a Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand shareholders received .25 shares of Lakes Common Stock for each share held in Grand. Historical references to the Company which predate the Distribution give pro forma effect to the Distribution as if it already occurred.

     Immediately following the Distribution, Grand merged with a subsidiary of Park Place Entertainment Corporation, a Delaware corporation ("Park Place"), pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"), Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand. Both transactions are hereinafter referred to as the Transaction. The Transaction received shareholder and regulatory approvals and was completed on December 31, 1998. Grand obtained a ruling from the Internal Revenue Service (IRS) that the transaction is tax-free to Grand shareholders.

     Lakes manages Indian-owned casinos and owns certain other assets related to potential gaming-related development. The Company manages two Indian-owned casinos in Louisiana and previously managed two Minnesota casinos through April 4, 1998 and November 30, 1998. The Company had written off or reserved for its investments and other related costs in Stratosphere Corporation (Stratosphere), which owns the Stratosphere Tower, Casino and Hotel in Las Vegas, Nevada, as of December 29, 1996 in the amount of $161 million. The Company has not recorded any results of Stratosphere's operations in 1997 or 1998. Stratosphere is the subject of Chapter 11 bankruptcy proceedings. See Note 8 for further discussion. The Second Amended Plan has been approved by the Bankruptcy Court and was declared effective on October 14, 1998. As such, all Stratosphere stock owned by Lakes has been cancelled.

MANAGEMENT CONTRACTS OF LIMITED DURATION

     The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulation, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations.

     The Company is prohibited by the Indian Gaming Regulatory Act from having an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have terms of seven years. Management contracts for the two previously managed Minnesota casinos, Grand Casino Mille Lacs and Grand Casino Hinckley concluded during 1998. Management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that the Louisiana management contracts will be renewed upon expiration or approved by the National Indian Gaming Commission ("NIGC") upon any such renewal. The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have a material adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. Each compact expires in November 1999, but will automatically renew for an additional seven-year term unless either the tribe or the State of Louisiana delivers to the other written notice of non-renewal at least 180 days prior to the applicable expiration date. The Company's management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

November 1999. In the event the compacts are not renewed, legal gaming will not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on acceptable terms and conditions.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying combined statements of earnings ended on January 3, 1999 (1998), December 28, 1997 (1997), and December 29, 1996 (1996). The
activity from the date of the Transaction to January 3, 1999 was not segregated from the full year's results as it was not material.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting interests are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

REVENUE AND EXPENSES

     Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts.

     The operating expenses of the Company include the costs associated with the management of all gaming operations for which the Company has a management contract. Such amounts represent the direct cost of providing assistance in the areas of casino operations, marketing and promotion, customer service, accounting, legal and other functions.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consist primarily of funds designated as collateral relating to land held for development.

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred.

     Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements......................................    15 years
Furniture and equipment.....................................    3-10 years

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

     The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of its long-lived assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss.

LAND HELD FOR DEVELOPMENT

     Land held for development consists of amounts related to an approximately 15-acre site in Las Vegas, Nevada, which the Company controls. All or any portion of this site may be sold, held for sale or held for future development. The Company is currently evaluating the potential sale of all or any portion of this site and in connection therewith has entered into a listing agreement with a real estate broker for the active marketing of this site.

CASINO DEVELOPMENT COSTS

     Casino development costs consist of amounts incurred to expand managed casino facilities and certain direct costs to obtain management contracts. Casino development costs are amortized over the lives of the related management contracts.

SECURITIES AVAILABLE FOR SALE

     The Company records all securities available for sale at fair market value at each period-end. The ending balance of shareholders' equity as of January 3, 1999 includes $.6 million of net unrealized gain (net of income taxes) on securities classified as available-for-sale and the ending balance of division equity as of December 28, 1997 includes $2.9 million of net unrealized loss (net of income taxes) on securities classified as available-for-sale.

     On October 15, 1998, Hollywood Park and Casino Magic completed a merger agreement under which Hollywood Park purchased each outstanding share of Casino Magic common stock for $2.27 of cash per share. As a result of this transaction, the Company realized a loss of approximately $2.9 million, net of tax, on the 2,126,000 shares of Casino Magic common stock it owned at the time of the Merger.

INCOME TAXES

     The Company has historically filed a consolidated federal tax return with Grand. Under a tax-sharing agreement with Grand, the Company reports income taxes substantially on a separate-company basis.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company classifies deferred tax liabilities and assets into current and non-current amounts based on the classification of the related assets and liabilities.

INTEREST INCOME

     Interest income represents interest on the notes receivable from Indian tribes and interest on cash, cash equivalents and short-term investments. Interest on the notes receivable is recorded as earned based on contractual rates of interest. Interest on cash, cash equivalents and short-term investments reflects the Company's portion of interest income realized from Grand's investments in savings and money market accounts and other short-term liquid investments.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

EARNINGS PER SHARE

     Earnings per share (EPS) is calculated for all periods based on the exchange of one Lakes share for every four owned Grand shares. Basic EPS is calculated by dividing earnings by the weighted average common shares outstanding. Diluted EPS reflects the potential dilutive effect of all common stock equivalents outstanding by dividing net income (loss) by the weighted average of all common and dilutive shares outstanding.

CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are concentrated in specific Indian and other legalized gaming regions.

ACCOUNTING PRONOUNCEMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", effective December 29, 1997. SFAS 130 requires minimum pension liability adjustments, unrealized gains or losses on the Company's available for sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in division equity, to be included in other comprehensive earnings (loss).

2. MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS:

     The Company had contracts with the Mille Lacs Band for the management of two gaming facilities in Onamia and Hinckley, Minnesota. The management contract for the gaming facility in Onamia expired on April 2, 1998.

     The Company reached an agreement with the Mille Lacs Band of Ojibwe, effective December 1, 1998, for the early buyout of the management contract for the facility in Hinckley. The Mille Lacs Band elected to exercise its option for the early buyout of the contract that was scheduled to expire on May 15, 1999. The early buyout of the contract was provided in the original seven-year management agreement and the Company received full value for all contracted obligations by the Mille Lacs Band. Under the early buyout agreement, the Company was compensated for the management fees the company would have received had it managed Grand Casino Hinckley through the original contract expiration date.

     1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998. The Company's revenues and earnings will not include contributions from these operations going forward.

     In addition, the Company holds a management contract with the Tunica-Biloxi Tribe of Louisiana for a gaming facility in Marksville, Louisiana, that expires on June 3, 2001 and a management contract with the Coushatta Tribe of Louisiana for a gaming facility in Kinder, Louisiana, that expires on January 16, 2002.

     The management contracts govern the relationship between the Company and the tribes with respect to the construction and management of the casinos. The construction or remodeling portion of the agreements commenced with the signing of the respective contracts and continued until the casinos opened for business; thereafter, the management portion of the respective management contracts continues for a period of seven years.

     Under the terms of the contracts, the Company as manager of the casino receives a percentage of the distributable profits (as defined in the contract) of the operations as a management fee after payment of certain priority distributions, a cash contingency reserve, and guaranteed minimum payments to the Tribes.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

     In the event the management contracts are not renewed upon expiration of their initial term, the Company will be entitled to payments equal to a percentage of the fair value of certain leased gaming equipment.

     The management contracts for the Tunica-Biloxi Tribe of Louisiana and the Coushatta Tribe of Louisiana have been approved by the Bureau of Indian Affairs
(BIA). While the Company believes that all of its management contracts meet all requirements of the Indian Gaming Regulatory Act of 1988, the BIA or the NIGC may attempt to reduce the terms or the management fees payable under the management contracts or require other changes to the contracts.

3. NOTES RECEIVABLE:

     Notes receivable consist of the following (in thousands):

                                                                JANUARY 3, 1999    DECEMBER 28, 1997
                                                                ---------------    -----------------
Notes from the Coushatta Tribe with interest at a defined
  reference rate plus 1% (not to exceed 16%) (8.75% at
  January 3, 1999), receivable in 84 monthly installments
  through January 2002......................................        $24,392             $22,722
Notes from the Tunica-Biloxi Tribe with interest at a
  defined reference rate plus 1% (not to exceed 16%) (8.75%
  at January 3, 1999), receivable in 84 monthly installments
  through June 2001.........................................          9,287              10,409
                                                                    -------             -------
Total notes receivable......................................         33,679              33,131
Less -- current installments of notes receivable............         (8,561)             (6,654)
                                                                    -------             -------
Notes receivable, less current installments.................        $25,118             $26,477
                                                                    =======             =======

     The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable from the Coushatta Tribe and the Tunica-Biloxi Tribe is required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through January 3, 1999, no amounts have been withheld under these provisions.

     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through January 3, 1999.

     The Company believes the costs and complexities of assembling the relevant facts and comparables needed to appraise the fair market values of these notes based on estimates of net present value of discounted cash flows or using other valuation techniques are excessive and the process exceedingly time consuming. It further believes that the determined results would not reasonably differ from the carrying values, which are believed to be reasonable estimates of fair market value based on past experience with similar receivables.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

4. INCOME TAXES:

     The provisions for income taxes attributable to earnings (loss) for 1998, 1997, and 1996 consisted of the following (in thousands):

                                                               YEARS ENDED
                                                      ------------------------------
                                                       1998       1997        1996
                                                       ----       ----        ----
Current:
  Federal.........................................    $14,482    $30,307    $ 21,601
  State...........................................      2,369      2,146       3,336
                                                      -------    -------    --------
                                                       16,851     32,453      24,937
Deferred..........................................     (1,040)    (2,930)    (11,375)
                                                      -------    -------    --------
                                                      $15,811    $29,523    $ 13,562
                                                      =======    =======    ========

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings (loss) before income taxes for 1998, 1997, and 1996 are summarized as follows:

                                                                   YEARS ENDED
                                                              ----------------------
                                                              1998     1997    1996
                                                              ----     ----    ----
Statutory federal tax rate................................     35.0%   35.0%   (35.0)%
State income taxes, net of federal income tax benefit.....      2.0     1.9      2.3
Valuation allowance increases (decreases) on Stratosphere
  losses and write-down...................................    (22.5)     --     42.9
Other, net................................................      6.0     2.6      4.0
                                                              -----    ----    -----
                                                               20.5%   39.5%    14.2%
                                                              =====    ====    =====

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                               1998        1997
                                                               ----        ----
Non-current deferred taxes:
  Losses related to Stratosphere..........................    $    --    $ 17,339
  Other temporary differences.............................     (2,733)     (1,391)
                                                              -------    --------
Net non-current deferred taxes............................     (2,733)     15,948
Less -- Valuation allowance...............................         --     (17,339)
                                                              -------    --------
Net non-current deferred liability........................    $(2,733)   $ (1,391)
                                                              =======    ========
Current deferred taxes:
  Accruals, reserves and other............................    $ 7,370    $  4,988
                                                              =======    ========

     A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of a note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12 million to Lakes.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

5. LONG-TERM DEBT:

     The Company has a note payable with a third party, collateralized by certificates of deposit, with $1.0 million outstanding at January 3, 1999 and December 28, 1997. Interest is compounded on a quarterly basis at 10%. The principal and interest are due March 22, 2003.

6. STOCK OPTIONS:

     Grand had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand's common stock were granted to officers, directors, and employees.

     Upon the consummation of the Transaction, the holders of outstanding Grand stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Park Place common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Park Place to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand on December 31, 1998.

                                                           NUMBER OF COMMON SHARES
                                                        ------------------------------
                                                           LAKES
                                                          OPTIONS       OPTION PRICE
                                                        OUTSTANDING    RANGE PER SHARE
                                                        -----------    ---------------
Balance at January 3, 1999..........................     1,054,846      (3.13 - 17.72)
                                                         =========      =============

     Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 1.5 million shares and .2 million shares respectively of incentive and non-qualified stock options to officers, directors, and employees. No options were outstanding under either plan at January 3, 1999 (see Note 9).

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been as follows (in thousands):

                                                                 1998       1997        1996
                                                                 ----       ----        ----
Net earnings (loss):
  As reported...............................................    $61,180    $45,203    $(108,737)
  Pro forma.................................................     59,694     44,570     (109,255)
Net earnings (loss) per share:
  As reported -- Basic......................................    $  5.80    $  4.32    $  (10.46)
  Pro forma -- Basic........................................       5.66       4.25       (10.51)
  As reported -- Diluted....................................       5.71       4.20       (10.46)
  Pro forma -- Diluted......................................       5.57       4.14       (10.51)

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each award under the option plans is estimated on the date of grant using the

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

Black-Scholes option-pricing model. The fair value of the options issued in 1998 range from $5.98 per share to $12.26 per share. The following assumptions were used to estimate the fair value of options:

                                             1998           1997           1996
                                             ----           ----           ----
Risk-free interest rate...............    4.83%-5.85%    6.04%-6.98%    5.68%-6.95%
Expected life.........................       10 years       10 years       10 years
Expected volatility...................    0.487-0.509    0.563-0.629    0.528-0.613
Expected dividend yield...............             --             --             --

7. EMPLOYEE RETIREMENT PLAN:

     Grand had a section 401(k) employee savings plan for all full-time employees which upon consummation of the Transaction became Lakes' Plan. The savings plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 1% of participating employees' gross wages. The Company contributed $.03 million, $.02 million, and $.01 million during 1998, 1997, and 1996, respectively. Company contributions are vested over a period of five years.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

     Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense for 1998, 1997, and 1996 was approximately $0.2 million each year.

     The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of January 3, 1999 are as follows (in thousands):

                                                                OPERATING LEASES
                                                                ----------------
1999........................................................        $ 3,683
2000........................................................          3,404
2001........................................................          2,981
2002........................................................          3,109
2003........................................................          3,176
Thereafter..................................................         47,550
                                                                    -------
                                                                    $63,903
                                                                    =======

     As a part of the Transaction, the Company has agreed to exercise its call option to purchase the Shark Club property in Las Vegas, Nevada, prior to July 31, 2000, the earliest date the landlord could require the Company to purchase the property. The option purchase price would be approximately $9.3 million.

     The Company also plans to exercise its option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017.

Loan Guaranty Agreements

     The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreement extends through 2000, and as of January 3, 1999, the amount outstanding was $7.3 million.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

     On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of January 3, 1999, $19.6 million has been advanced, and is outstanding.

     The Company provided a limited guaranty for the purpose of financing Stratosphere Corporation Hotel and Casino equipment subject to a maximum limitation amount of $8.7 million.

Indemnification Agreement

     As a part of the Transaction, the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments.

     As security to support Lakes' indemnification obligations to Grand under each of the Grand Distribution Agreement and the Park Place Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Transaction. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes.

     As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

STRATOSPHERE CORPORATION

     In January 1997, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 7, 1997, Stratosphere filed its Second Amended Plan which was declared effective on October 14, 1998. Prior to the effectiveness of the Second Amended Plan, Grand owned approximately 37% of the issued and outstanding common stock of Stratosphere. Under the Second Amended Plan, all shares of Stratosphere common stock that were outstanding prior to the effective date of the Second Amended Plan have been canceled. In addition, the secured portion of Stratosphere's first mortgage notes that were outstanding prior to the effective date have been exchanged for a total of 2,030,000 shares of new common stock. Pursuant to the terms of the Distribution Agreement, Lakes assumed, among other liabilities, certain known and contingent liabilities associated with all pending, threatened or future litigation related to the Stratosphere litigation described below. Although Lakes assumed such liabilities, because Grand remains liable for claims by plaintiffs in such litigation and for indemnifying Grand's former officers and directors with respect to such litigation, Lakes agreed, under the term of the Merger Agreement, to indemnify Grand and Grand's current and former officers and directors against such liabilities. See "Certain
Factors -- Indemnification Obligations" -- "Stratosphere Corporation; Pending Litigation".

     The following summaries describe certain known legal proceedings to which Grand is a party and which Lakes has assumed, and/or must indemnify Grand, in connection with the Distribution.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

STRATOSPHERE SHAREHOLDERS LITIGATION -- FEDERAL COURT

     In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada -- Michael Ceasar, et al v. Stratosphere Corporation, et al -- against Stratosphere and others, including Grand. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.

     In August through October 1996, several other nearly identical complaints were filed by various plaintiffs in the U.S. District Court for the District of Nevada.

     The defendants in the actions submitted motions requesting that all of the actions be consolidated. Those motions were granted in January 1997, and the consolidated action is entitled In re: Stratosphere Corporation Securities Litigation -- Master File No. CV-S-96-00708 PMP (RLH).

     In February 1997, the plaintiffs filed a consolidated and amended complaint naming various defendants, including Grand and certain current and former officers and directors of Grand. The amended complaint includes claims under federal securities laws and Nevada laws based on acts alleged to have occurred between December 19, 1995 and July 22, 1996.

     In February 1997, various defendants, including Grand and Grand's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various grounds, including Grand's claim that the amended complaint failed to state a valid cause of action against Grand and Grand's officers and directors.

     In May 1997, the court dismissed the amended complaint. The dismissal order did not allow the plaintiffs to further amend their complaint in an attempt to state a valid cause of action.

     In June 1997, the plaintiffs asked the court to reconsider its dismissal order, and to allow the plaintiffs to submit a second amended complaint in an attempt to state a valid cause of action. In July 1997, the court allowed the plaintiffs to submit a second amended complaint.

     In August 1997, the plaintiffs filed a second amended complaint. In September 1997, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion to dismiss the second amended complaint. The motion was based on various grounds, including Grand's claim that the second amended complaint failed to state a valid cause of action against Grand and those officers and directors.

     In April 1998, the Court granted Grand's motion to dismiss, in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the second amended complaint that survived the motion to dismiss.

     In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. As of December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery is expected to be completed in March of 1999. The Court will not decide the motion until after such discovery is completed and the parties have submitted their respective arguments regarding the motion, which Lakes' attorneys anticipate will be in June of 1999.

STRATOSPHERE SHAREHOLDERS LITIGATION -- NEVADA STATE COURT

     In August 1996, a complaint was filed in the District Court for Clark County, Nevada -- Victor M. Opitz, et al v. Robert E. Stupak, et al -- Case No. A363019 -- Against various defendants, including Grand. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

     Grand and certain defendants submitted motions to dismiss or stay the state court action pending resolution of the federal court action described above. The court has stayed further proceedings pending the resolution of In re:
Stratosphere Securities Litigation.

GRAND CASINOS, INC. SHAREHOLDERS LITIGATION

     In September and October 1996, two actions were filed by Grand shareholders in the U.S. District Court for the District of Minnesota against Grand and certain of Grand's current and former directors and officers.

     The complaints allege misrepresentations, federal securities law violations and other claims in connection with the Stratosphere project.

     The actions have been consolidated as In re: Grand Casinos, Inc. Securities Litigation -- Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on Grand's claim that the consolidated complaint failed to properly state a cause of action.

     In December 1997, the court granted Grand's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived Grand's motion to dismiss. Discovery in the action has begun.

     The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. The plaintiffs are currently engaged in discovery related to the issues raised by the summary judgment motion. The court will not decide the motion until after such discovery is complete and the parties have submitted their respective arguments regarding the motion.

     In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The defendants seek to include the Company under the theory that the Company is a proper party to the lawsuit as a result of the assumption by the Company of all of Grand's liabilities with respect to the Stratosphere project and the indemnification agreement obligations of the Company with respect to Park Place. The Company agreed to assume certain of Grand's liabilities and entered into an indemnification agreement with Park Place in connection with the Merger.

DERIVATIVE LITIGATION

     In February 1997, certain shareholders of Grand brought an action in the Hennepin County, Minnesota District Court -- Lloyd Drilling, et al v. Lyle Berman, et al -- Court File No. MC97-002807 -- against certain current and former officers and director of Grand. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Pursuant to Minnesota law, Grand's Board of Directors appointed an independent special litigation committee to evaluate whether Grand should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.

     Grand provided the defense for Grand's current and former officers and directors who are defendants in the action pursuant to Grand's indemnification obligations to such defendants.

     In January 1998, Grand submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted the motion, thereby dismissing the plaintiffs' claims. In August 1998, the plaintiffs appealed the Court's ruling. On March 9, 1999, the Minnesota Court of Appeals affirmed the dismissal of the plaintiffs' claims. The plaintiffs have until April 8, 1999, to seek further review of the ruling by the Minnesota Supreme Court.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

SLOT MACHINE LITIGATION

     In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al v. Caesars World, Inc. et al -- Case No. 39-478-CIV-ORL-22 -- in which various parties (including Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

     A subsequently filed Action -- William Ahearn, et al v. Caesars World, Inc. et al -- Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

     Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

     In December 1994, the consolidated actions were transferred to the U.S. District Court for the District of Nevada.

     In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada -- Larry Schreier, et al v. Caesars World, Inc. et al -- Case No. CV-95-00923-DWH(RJJ).

     The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.

     In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al v. Caesars World, Inc., et al -- Case No. CV-S-94-11236-DAE(RJJ) -- (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.

     In March 1997, various defendants (including Grand) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand has filed its answer to the new complaint.

     The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand and certain of the defendants have opposed the motion. The Court has not ruled on the motion.

STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

     In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere filed a motion with the U.S. Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's bankruptcy estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and Grand.

     In the motion, the Committee sought Bankruptcy Court authorization to compel Grand to fund up to $60 million in "capital contributions" to Stratosphere over three years, based on the Committee's claim that such "contributions" are required by the Standby Equity Commitment.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

     Grand opposed the Committee's motion. Grand asserted, in its opposition to the Committee's motion, that the Standby Equity Commitment is not enforceable in the Stratosphere bankruptcy proceeding as a matter of law.

     The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and an evidentiary hearing in February 1998 on the issues raised by the Committee's motion and Grand's opposition to that motion. In February 1998, the Bankruptcy Court denied the Committee's motion, and determined that the Standby Equity Commitment cannot be assumed (or enforced) by Stratosphere under applicable bankruptcy law.

STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant.

     The complaint alleges that Grand failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are Grand's obligations under the Standby Equity Commitment. The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment.

     Discovery and motion practice is pending and Lakes will continue to defend this lawsuit diligently.

STRATOSPHERE PLAN OF REORGANIZATION

     The Second Amended Plan contemplates the formation of a new limited liability company which will own and pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including Grand and/or officers and/or directors of Grand.

     The Second Amended Plan contemplates capitalizing this new limited liability company with an investment of $5 million. As of March 25, 1999, Grand has not been served with any such litigation.

STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid Stratosphere to (i) Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand, and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

     In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is proceeding.

TULALIP TRIBES LITIGATION

     In 1995, Grand entered into discussions with Seven Arrows, L.L.C. ("Seven Arrows"), a Delaware limited liability company, regarding possible participation by Grand in a proposed casino resort development on land in the State of Washington held in trust by the United States for the Tulalip Tribes. Grand and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which Grand (or a subsidiary of Grand) would become a member of Seven

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

Arrows. Those negotiations were not completed, and no revision to the limited liability company agreement was signed.

     During the negotiations, Grand entered into an agreement (the "Advance Agreement") with Seven Arrows and the Tulalip Tribes. The Advance Agreement provided for the loan by Grand and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions. Grand contends that those conditions were never satisfied. Neither Grand nor Seven Arrows advanced any amount under the Advance Agreement.

     In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court -- Tulalip Tribes of Washington v. Seven Arrows LLC, et al. -- Case No. TUL-Ci4/96-499 -- against Seven Arrows and Grand. The action sought various remedies, including (i) a declaration that a lease and sublease between the Tulalip Tribes and Seven Arrows for the land on which the casino resort was proposed were rightfully terminated; (ii) damages for breach of the lease, the sublease, and the Advance Agreement; and (iii) a declaration that the lease, sublease, and Advance Agreement are void.

     Because Grand was not a party to the lease or the sublease, Grand contended in the tribal court action that the only claim against Grand was for breach of the Advance Agreement; that Grand did not breach the Advance Agreement; and that any damages sustained by the Tulalip Tribes as a result of any such breach are not material.

     In May 1996, Seven Arrows and Grand brought a legal action in the U.S. District Court for the Western District of Washington -- Seven Arrows LLC, et al. v. Tulalip Tribes of Washington -- Case No. C96-0709Z -- against the Tulalip Tribes, Seven Arrows sought in that action certain remedies against the Tulalip Tribes, including damages, and Grand sought rescission of the Advance Agreement.

     Since June 1996, Seven Arrows, Grand and the Tulalip Tribes have been engaged in disputes in both the tribal court and the federal court regarding which court has jurisdiction over the various claims made in the two legal actions. In July 1998, Seven Arrows, Grand, and the Tulalip Tribes entered into a partial settlement agreement that resolved the jurisdictional dispute. In accordance with the partial settlement agreement, all claims between the parties must now be submitted to and decided by the federal court.

     Pursuant to the partial settlement agreement, Seven Arrows filed a second amended complaint in the federal action. Among other things, Seven Arrows seeks damages from the Tulalip Tribes for lost profits of up to $15 million and for recovery of sums paid to the Tribes between $2 and $3 million. Grand is not a party to the second amended complaint.

     On September 30, 1998, the Tulalip Tribes answered, counterclaimed against Seven Arrows, and filed and served a complaint in the pending federal action against Grand. The complaint against Grand contains several counts, including
(i) a request for judgment declaring that the Tribe's termination of the agreements was effective and quieting title in the land; (ii) a claim for breach of contract and breach of the implied covenant of good faith that alleges that Grand is liable on the lease, sublease, and Advance Agreement based upon (a) Grand's alleged status as a partner of Seven Arrows; (b) Grand's alleged status as managing and operating agent of Seven Arrows; and (c) Grand's execution of the Advance Agreement (iii) a claim for negligent misrepresentation claiming, in essence, that representations of Grand personnel induced the Tribes to continue to honor the lease, sublease, and Advance Agreement and thereby to incur expenses they would not have incurred otherwise; (iv) a claim that Grand, by purporting to act for and with the authority of Seven Arrows, stands as warrantor and surety of Seven Arrows' obligations; and (v) a claim for estoppel. Each claim for damages seeks the sum of $856,000 for out-of-pocket expenses and for "lost profits damages" in an amount to be proved at trial.

     Grand answered this complaint on January 15, 1999. Grand does not oppose the Tribe's effort to quiet title to its land (the first claim). Grand denies that it is factually or legally liable for the obligations or liabilities of Seven Arrows under the lease and sublease. Grand continues to contend that, as to the Tribe, its

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

obligations, if any, are limited to those stated in the Advance Agreement; that it did not breach the Advance Agreement; and that the Tribe's damages for such breach, if any, are minimal (the second, fourth, and fifth claims). Grand denies that it is liable for negligent misrepresentation (the third claim). Grand also filed a counterclaim against the Tribe on January 15, 1999, seeking rescission of the Advance Agreement and damages from the Tribe based upon the Tribe's breach of contract and breach of the covenant of good faith and fair dealing. The Tribe denies the counterclaim.

     On December 22, 1998, Seven Arrows answered the counterclaim of the Tribe and asserted a complaint against the Company. Seven Arrows' complaint against Grand alleges (a) that Grand agreed in writing not to take or omit any action that would excuse the Tribe from its obligations to Seven Arrows or that would cause Seven Arrows to be liable to the Tribe; (b) that if the Tribe's allegations are correct, Grand acted as an agent of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty; and (c) that if the Tribe's allegations are correct, Grand was a "partner" of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty. If the Tribe's allegations regarding certain acts, omissions, or representations of the Company are correct and, as a result, Seven Arrows does not recover against the Tribe, then Seven Arrows alleges that Grand is liable either for breach of contract or breach of fiduciary duty in an amount equal to the amount Seven Arrows would have recovered from the Tribe absent such acts, omissions, or representations. Grand has not yet answered Seven Arrows' complaint but intends to deny the allegations in their entirety and to defend the claim vigorously.

     Discovery has begun and a three-week bench trial has been set to commence November 1, 1999. Grand's liability for damages to all parties in the aggregate cannot exceed $15 million pursuant to the partial settlement agreement.

OTHER LITIGATION

     The Company has recorded a $10.6 million reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of January 3, 1999.

     Grand and Lakes are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon Grand's or the Company's consolidated financial position or results of operations.

9. SUBSEQUENT EVENTS:

     During January 1999, stock options to acquire up to 1.5 million shares of Lakes' common stock were granted under the Company's 1998 Stock Option and Compensation Plan, and .1 million shares of Lakes' common stock were granted under the Company's 1998 Director Stock Option Plan.

     The Company owns 49% of the Nevada Resort Properties, Polo Plaza Limited Partnership (the Partnership) and is currently in negotiation to purchase the land owned by the Partnership in lieu of exercising its right to purchase the remaining 51% interest. In January 1999, the Company loaned $6.2 million to the Partnership which shall be paid in monthly installments of interest only, at a rate of 10 1/2% per annum, until the Company closes on the land or the remaining 51% of the Partnership. The loan shall then be repaid and satisfied by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership.

           JANUARY 3, 1999, DECEMBER 28, 1997, AND DECEMBER 29, 1996

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year ended January 3, 1999 (in thousands, except per share amounts):

                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
Net revenues............................................    $23,030    $19,718    $21,582    $28,017
Earnings from operations................................     17,783     18,328     19,603     20,238
Net Earnings............................................     11,703     12,319     25,283     11,875
Earnings per share:
  Basic.................................................      $1.11      $1.17      $2.39      $1.13
  Diluted...............................................       1.08       1.14       2.37       1.12

     Year ended December 28, 1997 (in thousands, except per share amounts):

                                                             FIRST     SECOND      THIRD     FOURTH
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
Net revenues............................................    $19,054    $19,814    $23,133    $16,514
Earnings from operations................................     17,659     18,483     22,142     11,425
Net earnings............................................     11,393     11,707     13,690      8,413
Earnings per share:
  Basic.................................................      $1.09      $1.12      $1.30       $.81
  Diluted...............................................       1.07       1.10       1.26        .77

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

LAKES BOARD OF DIRECTORS

     The business of Lakes is managed under the direction of its Board of Directors (the "Lakes Board"). The current directors and executive officers of Lakes are listed below.

     LYLE BERMAN, age 57, Chairman of the Board and Chief Executive Officer of Lakes since June 1998 and Chairman of the Board of Directors of Grand since October 1991. Mr. Berman is a director of Park Place, Mr. Berman is also a director of G-III Apparel Group Ltd ("G-III"), Innovative Gaming Corporation of America ("IGCA"), New Horizon Kids Quest, Inc. ("Kids Quest") and Wilsons The Leather Experts Inc. ("Wilsons"). Mr. Berman is Chairman of the Board and Chief Executive Officer of Rainforest Cafe, Inc. ("Rainforest"). Mr. Berman was a member of the Board of Directors of Stratosphere from July 1994 to July 1997, and served as the Chairman of the Board of Directors of Stratosphere from July, 1996 to July, 1997. From July, 1994 through October 1996, Mr. Berman was Stratosphere's Chief Executive Officer. Stratosphere filed for reorganization under Chapter 11 of the Bankruptcy Code on January 27, 1997.

     THOMAS J. BROSIG, age 49, President of Lakes and a director since June 1998 and President and Chief Executive Officer and a director of Grand since September 1996. Mr. Brosig was Executive Vice President of Grand from August 1994 through September 1996 and President of Grand from May 1993 through August 1994. Mr. Brosig also served as Grand's Chief Operating Officer from October 1991 to May 1993 and as Grand's Chief Financial Officer from October 1991 to January 1992. Mr. Brosig is a director of Famous Daves of America, Inc., G-III and Wilsons. Mr. Brosig is currently the President Mid-South Region of Park Place.

     TIMOTHY J. COPE, age 47, Chief Financial Officer of Lakes and Chief Financial Officer of Grand since January 20, 1994 and an Executive Vice President since April of 1997 and a director of Grand since February 1998. Mr. Cope was Grand's Vice President of Finance from August 1993 through January 1994. From May 1986 through August 1992, Mr. Cope was the Vice President-Finance and Administration of Bally's Grand, Reno and after the sale of Bally's Grand, Reno to Hilton in August 1992 served as the Vice President-Finance of The Reno Hilton until August 1993. From January 1984 through May 1986, Mr. Cope was the Vice President of Finance of MGM Grand Reno.

     MORRIS GOLDFARB, age 48, Director of Lakes since June 1998 and a director of Grand since December 1992. Mr. Goldfarb is a director and the President and Chief Executive Officer of G-III. Mr. Goldfarb has served as either the President or Vice President of G-III and its predecessors since their formation in 1974. Mr. Goldfarb is a director of Wilsons.

     RONALD J. KRAMER, age 40, Director of Lakes since June 1998 and a director of Grand since March 1995. Mr. Kramer is the Chairman of the Board and Chief Executive Officer of Ladenburg Thalmann Group Inc., an investment banking firm where he has been employed for over five years. Mr. Kramer is also a Director of Griffon Corporation and New Valley Corporation. Ladenburg has periodically provided investment banking services to Grand.

     DAVID L. ROGERS, age 56, Director of Lakes since June 1998 and a director of Grand since October 1991. Mr. Rogers has been President of Wilsons since March 1992. From November 1988 through March 1992, Mr. Rogers was Executive Vice President and chief operating officer of Wilsons. Mr. Rogers is a director of Wilsons and Rainforest.

     NEIL I. SELL, age 57, Director of Lakes since June 1998 and a director of Grand since October 1991. Until July 31, 1997, Mr. Sell was a director of Stratosphere. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm of Maslon Edelman Borman & Brand, LLP, which has rendered legal services to Grand.

     JOEL N. WALLER, age 59, Director of Lakes since June 1998 and a director of Grand since October 1991. Mr. Waller has been Chairman and Chief Executive Officer of Wilsons since March 1992. Mr. Waller was

President of Wilsons from 1983 through March 1992. Mr. Waller is also a director of Damark International, Inc. and Rainforest.

     JOSEPH GALVIN, age 59, is the Chief Operating Officer of Lakes and was the Chief Administrative Officer of Grand from 1996 until 1998. From 1990 to November 1996, Mr. Galvin served as Vice President of Security at Grand. From 1978 to 1990, Mr. Galvin was employed as a Vice President of Charmal Home Center/W.R. Grace.

COMMITTEES OF THE LAKES BOARD

     The Lakes Board has two standing committees: (i) Audit Committee; and (ii) the Compensation Option Committee.

     Lakes' Audit Committee consists of Messrs. David L. Rogers, Neil I. Sell and Joel N. Waller. The audit committee recommends to the full Board the engagement of the independent accountants, reviews the audit plan and results of the audit engagement, reviews the independence of the auditors, and reviews the adequacy of Lakes' system of internal accounting controls.

     Lakes' Compensation Committee consists of Messrs. David L. Rogers and Joel
N. Waller. The Compensation Committee review Lakes' remuneration policies and practices, and make recommendations to the Lakes Board in connection with all compensation matters affecting Lakes.

COMPENSATION OF LAKES DIRECTORS

     Each director of Lakes who is not otherwise employed by Lakes receives an annual fee of $7,500. Lakes also pays each director not otherwise employed by it a fee of $1,000 for each meeting of the Board of Directors and $1,000 for each committee meeting of the Board of Directors attended.

     In addition, the Lakes 1998 Director Stock Option Plan (the "Lakes Director Plan") provides that each director who was not an employee of Lakes or one of its subsidiaries (a "Non-Employee Director") and who was in office at the time of the Distribution, and each subsequent Non-Employee Director at the time of his or her initial election to the Lakes Board receives a non-qualified stock option to purchase up to 12,500 shares of Lakes Common Stock at an option exercise price equal to 100% of the fair market value of the shares on such grant date. Each option under the 1998 Lakes Director Plan will have a ten-year term and will generally become exercisable in five equal installments commencing on the first anniversary of the grant date.

ITEM 11. EXECUTIVE COMPENSATION

     Lakes is a newly formed, public corporation that did not pay any compensation to its executive officers in fiscal 1998. Compensation for the Lakes executive officers will be determined by the Compensation and Stock Option Committee of the Lakes Board. None of Lakes' executive officers currently have an employment agreement with Lakes.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Lakes Compensation Committee is comprised of Messrs. David L. Rogers and Joel N. Waller. Messrs. Rogers and Waller are directors and executive officers of Wilsons. Lyle Berman and Tom Brosig, directors and executive officers of the Company, and Morris Goldfarb, a director of the Company, are directors of Wilsons. During fiscal 1998, Messrs. Brosig and Berman served on the Compensation Committee of the Board of Directors of Wilsons.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth information as to the shares of Lakes Common Stock beneficially owned (or deemed to be owned pursuant to the rules of the SEC) as of March 24, 1999 by each director of Lakes, each of the executive officers of Lakes named elsewhere herein (the "Lakes Named Executive Officers"), all directors and executive officers of Lakes as a group and each person known to Lakes to be the beneficial owner of more than 5% of the outstanding shares of Lakes Common Stock, in each case based upon beneficial ownership reporting of Lakes Common Stock as of such date. Except as other-wise noted, each shareholder has sole voting and investment power with respect to the shares beneficially owned. As of March 24, 1999, there were 10,584,282 shares of Lakes Common Stock issued and outstanding.

                                                                 SHARES OF LAKES
                                                                   COMMON STOCK        PERCENT COMMON
                            NAME                                BENEFICIALLY OWNED    STOCK OUTSTANDING
                            ----                                ------------------    -----------------
Lyle Berman(2)
  130 Chesire Lane
  Minnetonka, MN 55305......................................        1,320,711(1)            12.2
Neil I. Sell, as sole trustee of four irrevocable trusts for
  the benefit of Lyle Berman's children.....................          310,500(2)             2.9
Neil I. Sell................................................           19,949(3)               *
Thomas J. Brosig............................................          237,060(4)             2.2
Timothy J. Cope.............................................           34,500(5)               *
Ronald J. Kramer............................................            8,000(6)               *
Morris Goldfarb.............................................           27,830(7)               *
David L. Rogers.............................................           24,514(8)               *
Joel N. Waller..............................................           18,806(9)               *
Joseph Galvin...............................................           35,025(10)              *
All Lakes Directors and Executive Officers as a Group (9
  people including the foregoing)...........................        1,726,395(11)           15.6
Heartland Advisors, Inc.
  790 North Milwaukee Street
  Milwaukee, WI 53202.......................................          594,800(12)            5.6
Highfields Associates, LLC
Highfields Capital Management, LP
Richard L. Grubman
Jonathon S. Jacobson
  200 Clarendon Street -- 51st Floor
  Boston, MA 02117
  Milwaukee, WI 53202.......................................          577,349(13)           5.46

---------------
   * Less than one percent.

 (1) Includes 20,625 shares beneficially owned by Mr. Berman's spouse. Also includes 11,403 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman. Also includes options to purchase 250,000 shares.

 (2) Mr. Sell has disclaimed beneficial ownership of such shares.

 (3) Includes options to purchase 15,750 shares.

 (4) Includes 22,450 shares beneficially owned by Mr. Brosig's spouse. Also includes options to purchase 112,500 shares.

 (5) Includes options to purchase 34,500 shares.

 (6) Includes 500 shares beneficially owned by a partnership in which the general partner is a corporation wholly owned by Mr. Kramer. Also includes options to purchase 7,500 shares.

 (7) Includes 500 shares held by Mr. Goldfarb's adult children who reside in his household. Also includes options to purchase 20,625 shares.

 (8) Includes 8,250 shares beneficially owned by Mr. Rogers' spouse. Also includes options to purchase 15,750 shares.

 (9) Includes 513 shares beneficially owned by Mr. Waller's spouse. Also includes options to purchase 15,750 shares.

(10) Includes options to purchase 35,025 shares.

(11) Includes shares held by corporations controlled by such officers and directors. Also includes options to purchase 507,400 shares.

(12) Based solely upon the most recent Schedule 13G on file with the Securities and Exchange Commission. The reporting person has sole voting power with respect to 86,450 shares and sole dispositive power with respect to 594,800 shares.

(13) Based solely upon the most recent Schedule 13G on file with the Securities and Exchange Commission. Messrs. Richard L. Grubman and Jonathon S. Jacobson share both voting and dispositive power with respect to 577,349 shares directly owned by each of Highfields Capital I LP, Highfields Capital II LP and Highfields Capital, Ltd. Messrs. Grubman and Jacobson are each Managing Members of Highfields GP LLC, a Delaware limited liability company, which is the general partner of Highfields Capital Management LP, and in that capacity, directs its operations.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Lakes' officers and directors, and persons who own more than ten percent of a registered class of Lakes' equity securities, to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish Lakes with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms furnished to the Company or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended January 3, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent shareholders were complied with.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     New Horizon Kids Quest, Inc.

     New Horizon Kids Quest, Inc. ("Kids Quest") owns and operates Kids Quest(SM) child care entertainment centers in casinos managed by Lakes. Lakes beneficially owns approximately 28% of Kids Quest common stock. Lyle Berman, Chairman of the Board and a principal shareholder of Lakes, is a director of Kids Quest. The agreements under which Kids Quest operates child care centers typically provide for a minimum guaranteed management fee to be paid to Kids Quest by each managed property, which varies by location, as well as a child care rate subsidy from each managed property against Kids Quest's operating losses at those respective managed property locations.

     Pursuant to an indemnification agreement entered into as of December 1998 by and between Lakes and Mr. Berman, Lakes has agreed to indemnify Mr. Berman for any damages incurred by Mr. Berman arising out of his acts and omissions as a director of Kids Quest.

     Park Place Entertainment Corporation

     Lyle Berman is a member of the Board of Directors of Park Place and he has entered into an employment agreement with Park Place as of January 1, 1999 (the "Park Place Employment Agreement") pursuant to which he will serve as a part-time employee of Park Place for an initial term of 4 years, unless earlier terminated by Park Place. As a part-time employee of Park Place, Mr. Berman will receive compensation in the first year of Two Hundred Thousand Dollars ($200,000.00) and compensation in each of years two, three and four respectively of an amount not less than Ten Thousand Dollars ($10,000.00). In connection with his execution of the Park Place Employment Agreement, Mr. Berman received stock options to purchase and aggregate of four hundred thousand (400,000) shares of Park Place common stock at a per share exercise price of Six Dollars and Sixty-Seven cents ($6.67), said options to vest at the rate of One Hundred Thousand (100,000) shares per year on the anniversary date of the Park Place Employment Agreement. The Park Place Employment Agreement also contains a noncompetition covenant under which Mr. Berman is prohibited, subject to certain exceptions, from participating in the ownership, management or control of any business which is engaged in a gaming enterprise which competes or would compete with Park Place. Additionally, Mr. Berman must present any gaming opportunities and projects to Park Place in the first instance. If Park Place determines not to pursue any venture or opportunity presented by Mr. Berman, only then may that opportunity be presented to and pursued by Lakes. The following exceptions are not subject to Mr. Berman's noncompetition agreement: (i) the management of Indian owned casinos and related amenities; (ii) the development of the Polo Plaza project in Las Vegas, NV; and (iii) Internet, cable television or other electronic media-based gaming enterprises. The terms of Mr. Berman's employment with Park Place may substantially limit the number and scope of opportunities which Lakes will be able consider and pursue.

     Thomas Brosig, the President and a Director of Lakes is also employed by Park Place as its President Mid-South Region.

     Other Matters

     Neil I. Sell is a partner in the law firm of Maslon Edelman Borman & Brand, LLP, which rendered legal services to Lakes during the last fiscal year.

     Ronald J. Kramer is Chairman of the Board and Chief Executive Officer of Ladenburg Thalmann & Co. Inc., an Investment Banking institution that has, from time to time, provided investment advisory services to the Company and served as the Investment Advisor to Grand in connection with the Merger.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

                                                                    PAGE
                                                                    ----
    LAKES GAMING, INC. AND SUBSIDIARIES
    Report of Independent Public Accountants....................     31
    Consolidated Balance Sheets as of January 3, 1999 and
    December 28, 1997...........................................     32
    Consolidated Statements of Earnings for the fiscal years
    ended January 3, 1999, December 28, 1997 and December 29,
    1996........................................................     33
    Consolidated Comprehensive Statements of Earnings for the
    fiscal years ended January 3, 1999, December 28, 1997 and
    December 29, 1996...........................................     34
    Consolidated Statements of Shareholders' Equity for the
    fiscal years ended January 3, 1999, December 28, 1997 and
    December 29, 1996...........................................     35
    Consolidated Statements of Cash Flows for the fiscal years ended January 3, 1999, December 28, 1997 and December 29,
    1996........................................................     36
    Notes to Consolidated Financial Statements..................    37-52

---------------

     (a)(2) None.

     (a)(3)

    EXHIBITS                            DESCRIPTION
    --------                            -----------
         2.1    Agreement and Plan of Merger by and among Hilton, Park Place
                Entertainment Corporation, Gaming Acquisition Corporation,
                Lakes Gaming, Inc. and Grand dated as of June 30, 1998.
                (Incorporated herein by reference to Exhibit 2.2 to Lakes'
                Form 10 Registration Statement as filed with the Securities and Exchange Commission (the "Commission") on October 23,
                1998.) (the "Lakes Form 10")
         3.1    Articles of Incorporation of Lakes Gaming, Inc.
                (Incorporated herein by reference to Exhibit 3.1 to the
                Lakes Form 10.)
         3.2    By-laws of Lakes Gaming, Inc. (Incorporated herein by
                reference to Exhibit 3.2 to the Lakes Form 10.)
        10.1    Distribution Agreement by and between Grand Casinos, Inc.
                and Lakes Gaming, Inc., dated as of December 31, 1998.
                (Incorporated herein by reference to Exhibit 10.1 to Lakes'
                Form 8-K dated January 8, 1999.)
        10.2    Employee Benefits and Other Employment Matters Allocation
                Agreement by and between Grand Casinos, Inc. and Lakes
                Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated
                January 8, 1999.)
        10.3    Intellectual Property License Agreement by and between Grand
                Casinos, Inc. and Lakes Gaming, Inc., dated as of December
                31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Form 8-K dated January 8, 1999.)
        10.4    Tax Allocation And Indemnity Agreement by and between Grand
                Casinos, Inc. and Lakes Gaming, Inc., dated as of December
                31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Form 8-K dated January 8, 1999.)
        10.5    Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
                Gaming, Inc., and First Union National bank as Escrow Agent, dated as of December 31, 1998. (Incorporated herein by
                reference to Exhibit 10.4 to Lakes' Form 8-K dated January
                8, 1999.)

    EXHIBITS                            DESCRIPTION
    --------                            -----------
        10.6    Insurance Receivable Agreement by and between Grand Casinos,
                Inc. and Lakes Gaming, Inc., dated as of December 31, 1998.
                (Incorporated herein by reference to Exhibit 10.6 to Lakes'
                Form 8-K dated January 8, 1999.)
        10.7    Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
                First Union National Bank, as Trustee.
        10.8    Pledge and Security Agreement dated as of December 31, 1998 entered in to by and among Lake Gaming, Inc., as Debtor and
                First Union National Bank ( the "Trustee") pursuant to the
                Trust Agreement executed in favor of Grand Casinos, Inc.
                (the "Secured Party").
        10.9    Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan.
                (Incorporated herein by reference to Annex G to the Joint
                Proxy Statement/Prospectus of Hilton Hotels Corporation and
                Grand dated and filed with the Commission on October 14,
                1998 (the "Joint Proxy Statement") which is attached to the
                Lakes Form 10 as Annex A.)*
       10.10    Lakes Gaming, Inc. 1998 Director Stock Option Plan.
                (Incorporated herein by reference to Annex H to the Joint
                Proxy Statement/Prospectus of Hilton Hotels Corporation and
                Grand dated and filed with the Commission on October 14,
                1998 (the "Joint Proxy Statement") which is attached to the
                Lakes Form 10 as Annex A.)*
       10.11    Amended and Restated Management & Construction Agreement,
                Loan Agreement, Promissory Note, and Security Agreement
                between the Tunica-Biloxi Tribe of Louisiana and Grand
                Casinos of Louisiana, Inc. -- Tunica-Biloxi, dated November
                1, 1991. (Incorporated herein by reference to Exhibit 10BB to Grand's Registration Statement on Form S-1, as amended,
                File No. 33-46798.)
       10.12    Amended and Restated Management & Construction Agreement,
                Loan Agreement, Promissory Note, and Security Agreement
                between the Coushatta Tribe of Louisiana and Grand Casinos of Louisiana, Inc. -- Coushatta, dated February 25, 1992.
                (Incorporated herein by reference to Exhibit 10CC to Grand's
                Registration Statement on Form S-1, as amended, File No.
                33-42281.)
       10.13    Agreement among Grand, Bob Stupak, Bob Stupak Enterprises,
                Inc. and Grand Casinos Resorts, Inc. dated November 15, 1993 and First and Second Amendments thereto dated December 22,
                1993 and January 25, 1994. (Incorporated herein by reference to Exhibit 10.46 to Grand's Report on Form 10-K for the
                fiscal year ended January 1, 1995 (File No. 0-19565).)
       10.14    Letter Agreement dated as of June 1, 1994 between
                Stratosphere Corporation, Grand Casinos, Inc., Grand Casinos
                Resorts, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.
                (Incorporated herein by reference to Exhibit 10.80 to
                Grand's Report on Form 10-Q for the quarter ended July 3,
                1994 (File No. 0-19565).)
       10.15    Amendment to June 1, 1994 Letter Agreement dated November
                16, 1994 between Stratosphere Corporation, Grand Casinos
                Resorts, Inc., Grand Casinos, Inc., Bob Stupak Enterprises,
                Inc. and Bob Stupak. (Incorporated herein by reference to
                Exhibit 10.48 to Grand's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)
       10.16    Management and Development Agreement dated July 1, 1994, by and between Stratosphere Corporation and Grand Casinos, Inc.
                (Incorporated herein by reference to Exhibit 10.49 to
                Grand's Report on Form 10-K for the fiscal year ended
                January 1, 1995 (File No. 0-19565).)
       10.17    Memorandum of Agreement dated as of February 16, 1995 by and among Stratosphere Corporation and Grand Casinos, Inc.
                (Incorporated herein by reference to Exhibit 10.50 to
                Grand's Report on Form 10-K for the fiscal year ended
                January 1, 1995 (File No. 0-19565).)
       10.18    Standby Equity Commitment dated March 9, 1995 by and between
                Grand Casinos, Inc. and Stratosphere Corporation.
                (Incorporated herein by reference to Exhibit 10.51 to
                Grand's Report on Form 10-K for the fiscal year ended
                January 1, 1995 (File No. 0-19565).)

    EXHIBITS                            DESCRIPTION
    --------                            -----------
       10.19    Notes Completion Guarantee dated March 9, 1995 by and
                between Grand Casinos, Inc. and American Bank National
                Association. (Incorporated herein by reference to Exhibit
                10.52 to Grand's Report on Form 10-K for the fiscal year
                ended January 1, 1995 (File No. 0-19565).)
       10.20    Completion Guarantor Subordination Agreement dated March 9,
                1995 between Grand Casinos, Inc. and American Bank National
                Association. (Incorporated herein by reference to Exhibit
                10.53 to Grand's Report on Form 10-K for the fiscal year
                ended January 1, 1995 (File No. 0-19565).)
       10.21    Funding Agreement dated as of September 27, 1996 by and
                among Grand Casinos, Inc. and Stratosphere Corporation
                (Incorporated herein by reference to Exhibit 10.1 to Grand's
                Report on Form 10-Q for the quarter ended September 30,
                1996)
       10.22    Letter Agreement dated as of September 27, 1996 by and among
                Grand Casinos, Inc., Stratosphere Corporation and
                Stratosphere Gaming Corp. (Incorporated herein by reference to Exhibit 10.2 to Grand's Report on Form 10-Q for the
                quarter ended September 30, 1996)
       10.23    Restructuring Agreement Regarding Pre-Negotiated Plan of
                Reorganization by and among Stratosphere Corporation,
                Stratosphere Gaming Corp. and Grand Casinos, Inc. and Member
                of AD Hoc Committee of holders of $203,000,000 of 14 1/4%
                First Mortgage Notes Due 2002. (Incorporated herein by
                reference to Exhibit 99.2 to Stratosphere Corporation's Form
                8-K dated January 6, 1997)
       10.24    Lease Agreement, dated as of June 17, 1996, by and between
                Brooks Family Trust and Nevada Brooks Cook as Landlord and
                Cloobeck Enterprises and Grand Casinos Nevada I, Inc. as
                Tenants. (Incorporated herein by reference to Exhibit 10.76 to Grand's Report on Form 10-K for the fiscal year ended
                December 28, 1997.)
       10.25    First Amendment to Ground Lease, dated November 25, 1997, by and between MacGregor Income Properties West I, Inc. and
                Grand Casinos Nevada I, Inc. (Incorporated herein by
                reference to Exhibit 10.77 to Grand's Report on Form 10-K
                for the fiscal year ended December 28, 1997.)
       10.26    Ground Lease, dated July 31, 1996, by and between MacGregor
                Income Properties West I, Inc. and Cloobeck Enterprises.
                (Incorporated herein by reference to Exhibit 10.78 to
                Grand's Report on Form 10-K or the fiscal year ended
                December 28, 1997.)
       10.27    Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
                (Incorporated herein by reference to Exhibit 10.79 to
                Grand's Report on Form 10-K for the fiscal year ended
                December 28, 1997.)
       10.28    Carlson Center Office Lease by and between Carlson Real
                Estate Company, a Minnesota Limited Partnership, as Landlord
                and Grand Casinos, Inc. as Tenant, dated February 1, 1996, as Amended by that First Amendment to Lease dated August 23,
                1996. (Incorporated herein by reference to Exhibit 10.32 to the Lakes Form 10.)
       10.29    Sublease entered into effective as of the 30th day of
                December 1998, between Grand Casinos, Inc., a Minnesota
                Corporation ("Sublessor"), and Lakes Gaming, Inc., a
                Minnesota Corporation ("Sublessee").
          21    Subsidiaries of the Company
          27    Financial Data Schedule.

---------------
     * Management Compensatory Plan or Arrangement.

     (b) Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the fourth quarter ended January 3, 1999.

     (c) See Part IV, Item 14 (a)(3) and the exhibit list immediately above.

     (d) None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKES GAMING, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN

                                            ------------------------------------
                                          Name: Lyle Berman
                                          Title:  Chairman of the Board and
                                              Chief Executive Officer
                                          Dated as of March 26, 1999

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 26, 1999.

                NAME                                                  TITLE
                ----                                                  -----

           /s/ LYLE BERMAN                 Chairman of the Board and Chief Executive Officer
------------------------------------       (Principal Executive Officer)
             Lyle Berman

        /s/ THOMAS J. BROSIG               President and Director
------------------------------------
          Thomas J. Brosig

         /s/ TIMOTHY J. COPE               Chief Financial Officer and Director
------------------------------------       (Principal Financial and Accounting Officer)
           Timothy J. Cope

         /s/ MORRIS GOLDFARB               Director
------------------------------------
           Morris Goldfarb

          /s/ RONALD KRAMER                Director
------------------------------------
            Ronald Kramer

         /s/ DAVID L. ROGERS               Director
------------------------------------
           David L. Rogers

          /s/ NEIL I. SELL                 Director
------------------------------------
            Neil I. Sell

         /s/ JOEL N. WALLER                Director
------------------------------------
           Joel N. Waller