Form 10-Q
period 1999-04-04
LAKES GAMING INC
filed 1999-05-13
CIK 1071255

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         -----------------------------

                                  FORM 10-Q
                                  (Mark One)

         X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended April 4, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       -----      SECURITIES EXCHANGE ACT OF 1934


For the transition period from               to
                               -------------    ------------
                           Commission File No. 1-12962


                               LAKES GAMING, INC.
                               ------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                                 41-1913991
                  ---------                                 ----------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                   Identification No.)

                130 Cheshire Lane
              Minnetonka, Minnesota                        55305
              ---------------------                        -----
    (Address of principal executive offices)            (Zip Code)

                                 (612) 449-9092
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X                                            No
         ---                                              ---

As of May 11, 1999, there were 10,584,282 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX



                                                                               PAGE OF
                                                                              FORM 10-Q
                                                                              ---------
PART I.       FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS


                          Consolidated Balance Sheets as of                        3
                          April 4, 1999 and January 3, 1999

                          Consolidated Statements of Earnings                      4
                          for the three months ended April 4, 1999
                          and March 29, 1998

                          Consolidated Statements of Cash Flows                    5
                          for the three months ended April 4, 1999
                          and March 29, 1998

                          Notes to Consolidated Financial Statements               6

              ITEM 2.     MANAGEMENT'S DISCUSSION AND                             11
                          ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


PART II.      OTHER INFORMATION

              ITEM 1.     Legal Proceedings                                       18

              ITEM 6.     Exhibits and Reports On Form 8-K                        27


                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)





                                                                          APRIL 4, 1999       JANUARY 3, 1999
                                                                            (UNAUDITED)
-------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                   $63,567               $56,774
    Current installments of notes receivable                                      8,917                 8,561
    Accounts receivable                                                          15,397                15,217
    Deferred income taxes                                                         7,370                 7,370
    Other current assets                                                          1,429                   756
-------------------------------------------------------------------------------------------------------------
Total Current Assets                                                             96,680                88,678
-------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                        1,433                 1,265
-------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                    35,030                26,647
    Notes receivable-less current installments                                   22,909                25,118
    Cash and cash equivalents-restricted                                          4,992                 4,992
    Investments in and notes from unconsolidated affiliates                       8,501                 8,590
    Casino development costs                                                      4,412                 4,846
    Securities available for sale                                                 1,033                 1,033
    Other long-term assets                                                          313                   200
-------------------------------------------------------------------------------------------------------------
Total Other Assets                                                               77,190                71,426
-------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $175,303              $161,369
=============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                               $409                   $ -
    Income taxes payable                                                         16,864                10,811
    Litigation and claims accrual                                                 9,633                10,554
    Other accrued expenses                                                        4,390                 4,625
-------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                        31,296                25,990
-------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                                        975                   975
    Deferred income taxes                                                         2,733                 2,733
-------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                       3,708                 3,708
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                35,004                29,698
-------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,576 and 10,584 common shares issued and outstanding
    at April 4, 1999, and January 3, 1999, respectively                             106                   106
    Additional paid-in-capital                                                  130,995               130,929
    Accumulated other comprehensive earnings                                        636                   636
    Retained Earnings                                                             8,562                     -
-------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                      140,299               131,671
-------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $175,303              $161,369
=============================================================================================================

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                                   THREE MONTHS ENDED
                                                         -----------------------------------

                                                         APRIL 4, 1999        MARCH 29, 1998
                                                         -------------        --------------
                                                                      (UNAUDITED)
REVENUES:
     Management fee income                                     $15,109               $23,030
COSTS AND EXPENSES:
     Selling, general and administrative                         1,709                 4,876
     Depreciation and amortization                                 476                   371
--------------------------------------------------------------------------------------------
         Total Costs and Expenses                                2,186                 5,247
--------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                        12,923                17,783
--------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                             1,635                 1,338
     Interest expense                                              (24)                  (24)
     Equity in loss of unconsolidated affiliates                  (255)                  (48)
     Other                                                         411                   199
--------------------------------------------------------------------------------------------
         Total other income, net                                 1,767                 1,465
--------------------------------------------------------------------------------------------

Earnings before income taxes                                    14,691                19,248
Provision for income taxes                                       6,128                 7,545
--------------------------------------------------------------------------------------------

NET EARNINGS                                                    $8,562               $11,703
============================================================================================

BASIC EARNINGS PER SHARE                                         $0.81                 $1.11
============================================================================================

DILUTED EARNINGS PER SHARE                                       $0.80                 $1.08
============================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      10,578                10,496
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                     104                   378
============================================================================================
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                            10,682                10,874
============================================================================================

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                           THREE MONTHS ENDED
                                                                    --------------------------------
                                                                    APRIL 4, 1999     MARCH 29, 1998
                                                                    -------------     --------------
                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
     Net earnings                                                          $8,562            $11,703
     Adjustments to reconcile net earnings  to net cash
       provided by operating activities:
      Depreciation and amortization                                           476                371
      Changes in operating assets and liabilities:
           Current Assets                                                    (852)            (6,297)
           Income taxes                                                     6,053              7,545
           Accounts payable                                                   408                  -
           Accrued expenses                                                (1,156)             1,829
           Other                                                              255                 48
----------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  13,746             15,199
----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Payments for property and equipment                                     (200)                 -
     Proceeds from sale of property and equipment                               -                682
     Advances under notes receivable                                            -             (2,023)
     Proceeds from repayment of notes receivable                            1,852              1,216
     Increase in restricted cash                                                -             (4,017)
     Payments for land held for development                                (8,383)            (4,099)
     Increase in other long-term assets                                      (288)              (476)
----------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                      (7,019)            (8,717)
----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Distribution to Grand                                                      -             (6,414)
     Proceeds from issuance of common stock                                    67                  -
     Payments on long-term debt                                                 -                (13)
----------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                            67             (6,427)
----------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                   6,794                 55
Cash and cash equivalents - beginning of period                            56,774             33,208
----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $63,567            $33,263
====================================================================================================
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                $24               $ -
      Income taxes                                                            245                 -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     UNAUDITED FINANCIAL STATEMENTS:

Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31,1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand"). Pursuant to the terms of a Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand shareholders received .25 shares of Lakes common stock for each share held in Grand. Historical references to the Company which predate the Distribution give pro forma effect to the Distribution as if it had already occurred.

Immediately following the Distribution, Grand merged with a subsidiary of Park Place Entertainment Corporation, a Delaware corporation ("Park Place"), pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"). Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand. The Merger and Distribution received all necessary shareholder and regulatory approvals and was completed on December 31, 1998. Grand obtained a ruling from the Internal Revenue Service (IRS) that the Distribution qualified as a tax-free transaction, solely with respect to Grand shareholders except to the extent that Grand shareholders received cash in lieu of fractional shares.

Lakes manages Indian-owned casinos and owns certain other assets related to potential gaming-related development. The Company manages two Indian-owned casinos in Louisiana and previously managed two Minnesota casinos through April 4, 1998 and November 30, 1998, respectively.

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

The Company is prohibited by the Indian Gaming Regulatory Act ("IGRA") from having an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have terms of seven years. Management contracts for the two previously managed Minnesota casinos, Grand Casino Mille Lacs and Grand Casino Hinckley concluded during 1998.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




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

The accompanying unaudited consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting interests are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included.

Operating results for the three months ended April 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



2.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of April 4, 1999 are as follows (in thousands):

                                               Operating Leases
                                               ----------------
       1999                                         $  2,762
       2000                                            3,225
       2001                                            2,981
       2002                                            3,109
       2003                                            3,176
       Thereafter                                     47,550
                                                    --------
                                                    $ 62,803
                                                    ========


As a condition to the Merger, the Company has agreed to exercise its call option to purchase the Shark Club property in Las Vegas, Nevada, not prior to April 9, 2000 and not later than January 10, 2001. The option purchase price would be approximately $10.1 million.

The Company also has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017, and an option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $18 million any time prior to October 31, 2000.

Loan Guaranty Agreements

The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreement extends through 2000, and as of April 4, 1999, the amount outstanding was $5.9 million.

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of April 4, 1999, $22.8 million has been advanced, and is outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




The Company has entered into a guaranty agreement related to a construction loan agreement entered into by Nevada Resort Properties Polo Plaza Limited Partnership. The guaranty will remain in effect until the loan is paid. The maturity date is October 31, 2000, and as of April 4, 1999, the outstanding principal balance was $6.2 million.

The Company provided a limited guaranty for the purpose of financing Stratosphere Corporation ("Stratosphere") hotel and casino equipment subject to a maximum limitation amount of $8.7 million.

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

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Agreement and Plan of Merger dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand (the "Merger Agreement"), and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Merger. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes.

As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

                      LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



STRATOSPHERE CORPORATION


In January 1997, Stratosphere and its wholly owned operating subsidiary filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On November 7, 1997, Stratosphere filed its second amended proposed plan of reorganization, the ("Second Amended Plan") which was declared effective on October 14, 1998. Prior to the effectiveness of the Second Amended Plan, Grand owned approximately 37% of the issued and outstanding common stock of Stratosphere. Under the Second Amended Plan, all shares of Stratosphere common stock that were outstanding prior to the effective date of the Second Amended Plan have been canceled. In addition, the secured portion of Stratosphere's first mortgage notes that were outstanding prior to the effective date have been exchanged for a total of 2,030,000 shares of new common stock. Pursuant to the terms of the Distribution Agreement, Lakes assumed, among other liabilities, certain known and contingent liabilities associated with all pending, threatened or future litigation related to the Stratosphere litigation described below. Although Lakes assumed such liabilities, because Grand remains liable for claims by plaintiffs in such litigation and for indemnifying Grand's former officers and directors with respect to such litigation, Lakes agreed, under the terms of the Merger Agreement, to indemnify Grand and Grand's current and former officers and directors against such liabilities.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)



ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakes was established as a public corporation on December 31, 1998, via a distribution of its common stock, par value $.01 per share to the shareholders of Grand.


Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998, Grand shareholders received .25 shares of Lakes Common Stock for each share held in Grand. Historical references to the Company which predate the distribution give pro forma effect to the Distribution as if it had already occurred.

Immediately following the Distribution, Grand merged with a subsidiary of Park Place pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"). Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand.

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

For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management of Grand Casino Hinckley ended in December 1998, with the buyout of the remaining contract term.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

RESULTS OF OPERATIONS

Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contracts for the various Indian-owned casinos that the Company manages for Indian tribes generally have a term of seven years. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Lakes management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have an adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. Each compact expires in November 1999, but will automatically renew for additional seven year terms unless either the tribe or the State of Louisiana delivers to the other written notice of non-renewal at least 180 days prior to the applicable expiration date. Lakes' management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, gaming will not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




Revenues are calculated in accordance with generally accepted accounting principles and are presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Avoyelles and Grand Casino Coushatta are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

THREE MONTHS ENDED APRIL 4, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 29,
1998

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated $15.1 million in management fee income during the three months ended April 4, 1999. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $23 million in management fee income during the three months ended March 29, 1998. Gross revenue increases at Grand Casino Avoyelles and Grand Casino Coushatta partially offset the fact that the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley ended during 1998. Contributing to the increases were a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Coushatta which opened in December of 1999, and a special events center and RV resort at Grand Casino Avoyelles, which opened during the first quarter of 1998.

Costs and Expenses

Total costs and expenses were $2.2 million for the three months ended April 4, 1999, compared to $5.2 million for the same period in the prior year. Selling, general, and administrative expenses decreased in the amount of $3.2 million from $4.9 million for the three months ended March 29, 1998 to $1.7 million for the three months ended April 4, 1999 due primarily to fewer legal costs and project write-offs.

Other

Interest income was $1.6 million and $1.3 million for the three months ended April 4, 1999 and March 29, 1998, respectively.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Earnings per Common Share and Net Earnings

For the three months ended April 4, 1999 basic and diluted earnings per common share were $.80 and $.81, respectively. This compares to basic and diluted earnings of $1.11 and $1.08 per share for the three months ended March 29, 1998. Earnings decreased $3.1 million to $8.6 million for the three months ended April 4, 1999 compared to the same period in the prior year. This decrease is primarily due to the expiration of the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley during 1998. Total revenues during the period ended March 29, 1998, under these expired contracts was $8.9 million. The Company's current year period revenues and earnings do not include contributions from these operations.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At April 4, 1999 Lakes had $68.6 million in restricted and unrestricted cash and cash equivalents. The cash balances are planned to be used for loans to current tribal partners to help develop existing operations, the pursuit of additional business opportunities, and potential settlement of pending litigation matters.

For the three months ended April 4, 1999 and March 29, 1998 net cash provided by operating activities totaled $13.7 and $15.2 million, respectively. For the same periods, net cash used in investing activities totaled $7 million and $8.7 million, respectively. For the three months ended April 4, 1999 and March 29, 1998, proceeds from repayment of notes receivable amounted to $1.9 and $1.2 million, respectively. Advances under notes receivable amounted to $0 and $2 million for the three months ended April 4, 1999 and March 29, 1998. Also during these periods, payments for land held for development amounted to $8.4 and $4.1 million, respectively, and restricted cash, increased $0 and $4 million, respectively.

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of illustration and not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations), consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



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


Lakes and its managed properties have a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Pursuant to the Lakes Year 2000 program, the Company has established an internal review team to monitor and facilitate efficient Year 2000 compliance. Lakes is currently in the process of upgrading its financial reporting systems, IT based and otherwise, to ensure that they are year 2000 compliant. Lakes' vendors and consultants have represented to management that the new systems meet year 2000 requirements. Lakes' standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Between now and the Year 2000, Lakes will proceed through its various phases of assessment, detailed planning, implementation, testing and management. Lakes expects to be fully Year 2000 compliant by third quarter 1999.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this integrated Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

Such forward-looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding the risks and uncertainties, see the "Business Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION




ITEM 1.  LEGAL PROCEEDINGS



The following summaries describe certain known legal proceedings to which Grand is a party and which Lakes has assumed, and/or must indemnify Grand, in connection with the Distribution.


STRATOSPHERE SHAREHOLDERS LITIGATION - FEDERAL COURT


In August 1996, a complaint was filed in the U.S. District Court for the District of Nevada Michael Ceasar, et al v. Stratosphere Corporation, et al against Stratosphere and others, including Grand. The complaint was filed as a class action, and sought relief on behalf of Stratosphere shareholders who purchased their stock between December 19, 1995 and July 22, 1996. The complaint included allegations of misrepresentations, federal securities law violations and various state law claims.



In August through October 1996, several other nearly identical complaints were filed by various plaintiffs in the U.S. District Court for the District of Nevada.



The defendants in the actions submitted motions requesting that all of the actions be consolidated. Those motions were granted in January 1997, and the consolidated action is entitled In re: Stratosphere Corporation Securities Litigation Master File No. CV-S-96-00708 PMP (RLH).



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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)






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



In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery was completed in March of 1999. Defendants' reply papers will be filed on June 1, 1999 and thereafter the Court will set a hearing and rule on the motion.


STRATOSPHERE SHAREHOLDERS LITIGATION - NEVADA STATE COURT


In August 1996, a complaint was filed in the District Court for Clark County, Nevada Victor M. Opitz, et al v. Robert E. Stupak, et al Case No. A363019 against various defendants, including Grand. The complaint seeks relief on behalf of Stratosphere Corporation shareholders who purchased stock between December 19, 1995 and July 22, 1996. The complaint alleges misrepresentations, state securities law violations and other state claims.



Grand and certain defendants submitted motions to dismiss or stay the state court action pending resolution of the federal court action described above. The court has stayed further proceedings pending the resolution of In re:
Stratosphere Securities Litigation.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)



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



The actions have been consolidated as In re: Grand Casinos, Inc. Securities Litigation Master File No. 4-96-890 and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on Grand's claim that the consolidated complaint failed to properly state a cause of action.



In December 1997, the court granted Grand's motion to dismiss in part, and denied the motion in part. Thus, the plaintiffs are pursuing the claims in the consolidated complaint that survived Grand's motion to dismiss. Discovery in the action has begun.



The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgement motion. Expert discovery was completed in March of 1999. The parties are currently engaged in some follow-up discovery pertaining to the summary judgment motion. Defendants reply papers will be filed on June 1, 1999, and thereafter the Court will set a hearing and rule on the motion.



In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The motion for leave to amend the complaint has been granted and Lakes has filed its answer. Lakes will defend this action vigorously.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)



DERIVATIVE LITIGATION


In February 1997, certain shareholders of Grand brought an action in the Hennepin County, Minnesota District Court Lloyd Drilling, et al v. Lyle
Berman, et al Court File No. MC97-002807 against certain current and former officers and director of Grand. The plaintiffs allege that those officers and directors breached certain fiduciary duties to the shareholders of Grand as a result of certain transactions involving the Stratosphere project. Pursuant to Minnesota law, Grand's Board of Directors appointed an independent special litigation committee to evaluate whether Grand should pursue the claims made in the action against the officers and directors. The special litigation committee completed its evaluation in December 1997, and filed a report with the court recommending that such claims not be pursued.


Grand provided the defense for Grand's current and former officers and directors who are defendants in the action pursuant to Grand's indemnification obligations to such defendants.



In January 1998, Grand submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted the motion, thereby dismissing the plaintiffs' claims. In August 1998, the plaintiffs appealed the Court's ruling. On March 9, 1999, the Minnesota Court of Appeals affirmed the dismissal of the plaintiffs' claims. The plaintiffs have sought further review of the ruling by the Minnesota Supreme Court. The Court has not yet indicated whether it will grant review.


SLOT MACHINE LITIGATION


In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division William H. Poulos, et al v. Caesars World, Inc. et al Case No. 39-478-CIV-ORL-22 in which various parties (including Grand) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.



A subsequently filed Action William Ahearn, et al v. Caesars World, Inc. et al Case No. 94-532-CIV-ORL-22 made similar allegations and was consolidated with the Poulos action.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)





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



In September 1995, Larry Schreier brought an action in the U.S. District Court for the District of Nevada Larry Schreier, et al v. Caesars World, Inc. et al Case No. CV-95-00923-DWH(RJJ).



The plaintiffs' allegations in the Schreier action were similar to those made by the plaintiffs in the Poulos and Ahearn actions, except that Schreier claimed to represent a more precisely defined class of plaintiffs than Poulos or Ahearn.



In December 1996, the court ordered the Poulos, Ahearn and Schreier actions consolidated under the title William H. Poulos, et al v. Caesars World, Inc., et al Case No. CV-S-94-11236-DAE(RJJ) (Base File), and required the plaintiffs to file a consolidated and amended complaint. In February 1997, the plaintiffs filed a consolidated and amended complaint.



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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)



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


STANDBY EQUITY COMMITMENT LITIGATION


In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. File No. CV-S-97-01252-DWH (RJJ) naming Grand as defendant.



The complaint alleges that Grand failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Committee claims are Grand's obligations under the Standby Equity Commitment.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)







The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment. Pursuant to the Second Amended Plan, a new limited liability company (the "Stratosphere LLC") was formed to pursue certain alleged claims and causes of action that Stratosphere and other parties may have against numerous third parties, including Grand and/or officers and/or directors of Grand. The Stratosphere LLC has been substituted for IBJ Schroeder Bank & Trust Company, Inc. in this proceeding.



Discovery and motion practice is pending and Lakes will continue to defend this lawsuit diligently.


STRATOSPHERE PLAN OF REORGANIZATION


The Second Amended Plan includes the formation of the Stratosphere LLC which was formed to pursue certain alleged claims and causes of action that Stratosphere and other persons may have against numerous third-parties, including Grand and/or officers and/or directors of Grand. The Second Amended Plan contemplates capitalizing the Stratosphere LLC with an investment of $5 million.


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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)




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



In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court Tulalip Tribes of Washington v. Seven Arrows LLC, et al. Case No. TUL-Ci4/96-499 against Seven Arrows and Grand. The action sought various remedies, including (i) a declaration that a lease and sublease between the Tulalip Tribes and Seven Arrows for the land on which the casino resort was proposed were rightfully terminated; (ii) damages for breach of the lease, the sublease, and the Advance Agreement; and (iii) a declaration that the lease, sublease, and Advance Agreement are void.



Because Grand was not a party to the lease or the sublease, Grand contended in the tribal court action that the only claim against Grand was for breach of the Advance Agreement; that Grand did not breach the Advance Agreement; and that any damages sustained by the Tulalip Tribes as a result of any such breach are not material.



In May 1996, Seven Arrows and Grand brought a legal action in the U.S. District Court for the Western District of Washington Seven Arrows LLC, et al. v. Tulalip Tribes of Washington - - Case No. C96-0709Z against the Tulalip
Tribes, Seven Arrows sought in that action certain remedies against the Tulalip Tribes, including damages, and Grand sought rescission of the Advance Agreement.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)





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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


On December 22, 1998, Seven Arrows answered the counterclaim of the Tribe and asserted a complaint against the Company. Seven Arrows' complaint against Grand alleges (a) that Grand agreed in writing not to take or omit any action that would excuse the Tribe from its obligations to Seven Arrows or that would cause Seven Arrows to be liable to the Tribe; (b) that if the Tribe's allegations are correct, Grand acted as an agent of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty; and (c) that if the Tribe's allegations are correct, Grand was a "partner" of Seven Arrows and, as such, owed Seven Arrows a fiduciary duty. If the Tribe's allegations regarding certain acts, omissions, or representations of the Company are correct and, as a result, Seven Arrows does not recover against the Tribe, then Seven Arrows alleges that Grand is liable either for breach of contract or breach of fiduciary duty in an amount equal to the amount Seven Arrows would have recovered from the Tribe absent such acts, omissions, or representations. Grand has answered Seven Arrows' complaint, denying the allegations in their entirety and asserting counter claims against Seven Arrows.



Discovery has begun and a three-week bench trial has been set to commence November 1, 1999. Grand's liability for damages to all parties in the aggregate cannot exceed $15 million pursuant to the partial settlement agreement.


OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of April 4, 1999.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits     Description

       10.1 Release and Assumption Agreement dated as of December 31, 1998, among Hibernia National Bank, the Coushatta Tribe of Louisiana, the Coushatta Tribe of Louisiana Building Authority, Grand Casinos of Louisiana, Inc. - Coushatta, Grand Casinos, Inc., Lakes Gaming, Inc., a Minnesota corporation and a subsidiary of Grand and Grand Casinos of Louisiana, LLC - Coushatta, a Minnesota limited liability company and a subsidiary of Lakes.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)


       Exhibits     Description
       --------     -----------

       10.2 Commercial Guaranty Agreement made and entered into effective as of February 15, 1999, by Lakes Gaming, Inc., a Minnesota corporation and Grand Casinos of Louisiana, LLC - Coushatta, a Minnesota limited liability company in favor of Hibernia National Bank, guaranteeing the Indebtedness (as defined) of the Coushatta Tribe of Louisiana and the Coushatta Tribe of Louisiana Building Authority.

       10.3 Subordination Agreement Granted by Lakes Gaming, Inc., a Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.4 Subordination Agreement Granted by Grand Casinos of Louisiana, LLC, a Minnesota limited liability company in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.5 Dominion Account Agreement dated as of May 1, 1997, between the Coushatta Tribe of Louisiana, a federally recognized Indian tribe, the Coushatta Tribe of Louisiana Building Authority, an instrumentality of the Coushatta Tribe, Grand Casinos of Louisiana, Inc. - Coushatta, a Minnesota corporation, Grand Casinos, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.

       10.6 Subordination Agreement Granted by Lakes Gaming, Inc., a Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.7 Subordination Agreement granted by Grand Casinos of Louisiana, LLC - Coushatta, a Minnesota limited liability company, in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.8 Dominion Account Agreement, dated effective as of December 17, 1997, between the Coushatta Tribe of Louisiana, a federally recognized Indian tribe, Grand Casinos of Louisiana, Inc. - Coushatta, a Minnesota corporation, Grand Casinos, Inc. a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)




       Exhibits     Description
       --------     -----------

       10.9 Intercreditor Agreement dated as of February 4, 1998, between Hibernia National Bank and Grand Casinos of Louisiana, Inc. - Coushatta and Grand Casinos, Inc.

       10.10 Counterpart Signature Page, dated as of February 15, 1999, to that certain Intercreditor Agreement dated as of February 4, 1998 (the First Intercreditor Agreement), by and among Hibernia National Bank, Grand Casinos, Inc. and Grand Casinos of Louisiana, Inc. - Coushatta; entered into pursuant to Section 2 of that certain Release and Assumption Agreement dated as of December 31, 1998, by and among the Hibernia National Bank, Grand Casinos, Inc., Grand Casinos of Louisiana, Inc. - Coushatta, the Coushatta Tribe of Louisiana, the Coushatta Tribe of Louisiana Building Authority, Lakes Gaming, Inc. and Grand Casinos of Louisiana, LLC - Coushatta.

       10.11 Subordination Agreement granted by Lakes Gaming, Inc., a Minnesota Corporation, in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.12 Subordination Agreement granted by Grand Casinos of Louisiana, LLC - Coushatta, a Minnesota Limited Liability Company, in favor of Hibernia National Bank entered into as of February 15, 1999.

       10.13 Dominion Account Agreement, dated effective as of December 18, 1998, between the Coushatta Tribe of Louisiana, a federally recognized Indian tribe, Grand Casinos of Louisiana, LLC - Coushatta, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.

       10.14 Second Intercreditor Agreement dated as of December 18, 1998, between Hibernia National Bank, Grand Casinos of Louisiana, Inc. - Coushatta and Grand Casinos, Inc.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)


       Exhibits     Description
       --------     -----------

       10.15 Counterpart Signature Page, dated as of February 15, 1999, to that certain Second Intercreditor Agreement dated as of December 18, 1998 (the Second Intercreditor Agreement), by and among Hibernia National Bank, Grand Casinos, Inc. and Grand Casinos of Louisiana, Inc. - Coushatta; entered into pursuant to Section 2 of that certain Release and Assumption Agreement dated as of December 31, 1998, by and among the Hibernia National Bank, Grand Casinos, Inc., Grand Casinos of Louisiana, Inc. - Coushatta, the Coushatta Tribe of Louisiana, the Coushatta Tribe of Louisiana Building Authority, Lakes Gaming, Inc. and Grand Casinos of Louisiana, LLC - Coushatta.

       10.16 Release and Assumption Agreement dated as of December 31,1998, among Cottonport Bank, the Tunica-Biloxi Tribe of Louisiana, Grand Casinos of Louisiana, Inc. - Tunica-Biloxi , Grand Casinos, Inc., Lakes Gaming, Inc., a Minnesota corporation and a subsidiary of Grand and Grand Casinos of Louisiana, LLC - Tunica-Biloxi, a Minnesota limited liability company and a subsidiary of Lakes Gaming, Inc.

       10.17 Commercial Guaranty Agreement made and entered into effective as of February 15, 1999, by Lakes Gaming, Inc., a Minnesota corporation and Grand Casinos of Louisiana, LLC - Tunica-Biloxi, a Minnesota limited liability company in favor of the Cottonport Bank, guaranteeing the Indebtedness (as defined) of the Tunica-Biloxi Tribe of Louisiana.

       10.18 Subordination Agreement granted by Lakes Gaming, Inc., a Minnesota corporation, in favor of the Cottonport Bank entered into as of February 15, 1999.

       10.19 Subordination Agreement granted by Grand Casinos of Louisiana, LLC - Tunica-Biloxi, a Minnesota limited liability company, in favor of the Cottonport Bank entered into as of February 15, 1999.

       10.20 Non-competition Agreement made and entered into as of December 31, 1998, by and between Thomas J. Brosig and Park Place Entertainment Corporation (f/k/a Gaming Co., Inc.), a Delaware corporation.

       10.21 Non-competition Agreement made and entered into as of December 31, 1998, by and between Lyle Berman and Park Place Entertainment Corporation (f/k/a Gaming Co., Inc.) a Delaware corporation.

       27           Financial Data Schedule (for SEC use only)

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                         OTHER INFORMATION (CONTINUED)



(b)    Reports on Form 8-K

       (i) A Form 8-K, Item 5. Other Events; and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 8, 1999.

       (ii) A Form 8-K, Item 5. Other Events; and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on March 16, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:        May 13, 1999          LAKES GAMING, INC.
                                    ------------------
                                    Registrant


                                    /S/ THOMAS J. BROSIG
                                    --------------------
                                    Thomas J. Brosig
                                    President


                                    /S/ TIMOTHY J. COPE
                                    -------------------
                                    Timothy J. Cope
                                    Executive Vice President and
                                    Chief Financial Officer