Form 10-Q
period 1999-07-04
LAKES GAMING INC
filed 1999-08-17
CIK 1071255

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ____________________________

                                   FORM 10-Q
                                   (Mark One)


       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----  SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended July 4, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________  to __________________
                                Commission File No. 1-12962


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

               Yes _X_                            No ____

As of August 13, 1999, there were 10,604,034 shares of Common Stock, $0.01 par value per share, outstanding.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                     INDEX



                                                                   PAGE OF
                                                                  FORM 10-Q
PART I. FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS

                Consolidated Balance Sheets as of                      3
                July 4, 1999 and January 3, 1999

                Consolidated Statements of Earnings                    4
                for the three months ended July 4, 1999
                and June 28, 1998

                Consolidated Statements of Earnings for                5
                the six months ended July 4, 1999 and
                June 28, 1998.

                Consolidated Statements of Cash Flows                  6
                for the six months ended July 4, 1999
                and June 28, 1998

                Notes to Consolidated Financial Statements             7

        ITEM 2. MANAGEMENT'S DISCUSSION AND                           12
                ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS


PART II. OTHER INFORMATION

        ITEM 1. Legal Proceedings                                     20

        ITEM 5. Other Information                                     28

        ITEM 6. Exhibits and Reports On Form 8-K                      29

                      LAKES GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                           JULY 4, 1999  JANUARY 3, 1999
                                                           (UNAUDITED)
----------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                   $ 49,266       $ 56,774
  Current installments of notes receivable                      13,729          8,561
  Accounts receivable                                           15,251         15,217
  Other current assets                                           9,364          8,126
                                                              --------       --------
Total Current Assets                                            87,610         88,678
                                                              --------       --------
Property and Equipment-Net                                       1,406          1,265
                                                              --------       --------
Other Assets:
  Land held for development                                     36,679         26,647
  Notes receivable-less current installments                    22,496         25,118
  Cash and cash equivalents-restricted                           4,649          4,992
  Investments in and notes from unconsolidated affiliates       14,846          8,590
  Other long-term assets                                         5,553          6,079
                                                              --------       --------
Total Other Assets                                              84,223         71,426
                                                              --------       --------
TOTAL ASSETS                                                  $173,239       $161,369
                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                            $    191       $      -
  Income taxes payable                                           7,352         10,811
  Litigation and claims accrual                                  9,053         10,554
  Other accrued expenses                                         4,425          4,625
                                                              --------       --------
Total Current Liabilities                                       21,021         25,990
                                                              --------       --------
Long-term Liabilities:
  Long-term debt-less current installments                         975            975
  Deferred income taxes                                          2,557          2,733
                                                              --------       --------
Total Long-Term Liabilities                                      3,532          3,708
                                                              --------       --------
TOTAL LIABILITIES                                               24,553         29,698
                                                              --------       --------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
  10,591 and 10,576 common shares issued and outstanding
  at July 4, 1999, and January 3, 1999, respectively               106            106
  Additional paid-in-capital                                   131,040        130,929
  Accumulated other comprehensive earnings                         356            636
  Retained earnings                                             17,184              -
                                                              --------       --------
Total Shareholders' Equity                                     148,686        131,671
                                                              --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $173,239       $161,369
                                                              ========       ========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                    THREE MONTHS ENDED
                                                JULY 4, 1999  JUNE 28, 1998
                                                      (UNAUDITED)
REVENUES:
Management fee income                            $14,892        $19,718
COSTS AND EXPENSES:
  Selling, general and administrative              2,892          1,112
  Depreciation and amortization                      479            278
                                                --------      ---------
Total Costs and Expenses                           3,371          1,390
                                                --------      ---------
EARNINGS FROM OPERATIONS                          11,521         18,328
                                                --------      ---------
OTHER INCOME (EXPENSE):
  Interest income                                  2,423          1,262
  Interest expense                                   (24)           (25)
  Equity in loss of unconsolidated affiliates       (109)          (177)
  Other                                              877             29
                                                --------      ---------
Total other income, net                            3,167          1,089
                                                --------      ---------
Earnings before income taxes                      14,688         19,417
Provision for income taxes                         6,066          7,098
                                                --------      ---------
NET EARNINGS                                     $ 8,622        $12,319
                                                ========      =========
BASIC EARNINGS PER SHARE                         $  0.81        $  1.17
                                                ========      =========
DILUTED EARNINGS PER SHARE                       $  0.80        $  1.14
                                                ========      =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        10,587         10,534
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS       192            311
                                                --------      ---------
WEIGHTED AVERAGE COMMON AND DILUTED
SHARES OUTSTANDING                                10,779         10,845
                                                ========      =========

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)




                                                       SIX MONTHS ENDED
                                                  JULY 4, 1999    JUNE 28, 1998
                                                         (UNAUDITED)
REVENUES:
  Management fee income                              $30,001         $42,748
COSTS AND EXPENSES:
  Selling, general and administrative                  4,602           5,988
  Depreciation and amortization                          955             649
                                                     -------         -------
Total Costs and Expenses                               5,557           6,637
                                                     -------         -------
EARNINGS FROM OPERATIONS                              24,444          36,111
                                                     -------         -------
OTHER INCOME (EXPENSE):
  Interest income                                      4,059           2,600
  Interest expense                                       (49)            (49)
  Equity in loss of unconsolidated affiliates           (364)           (225)
  Other                                                1,288             228
                                                     -------         -------
Total other income, net                                4,934           2,554
                                                     -------         -------
Earnings before income taxes                          29,378          38,665
Provision for income taxes                            12,194          14,643
                                                     -------         -------
NET EARNINGS                                         $17,184         $24,022
                                                     =======         =======
BASIC EARNINGS PER SHARE                             $  1.62         $  2.28
                                                     =======         =======
DILUTED EARNINGS PER SHARE                           $  1.60         $  2.22
                                                     =======         =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            10,582          10,525
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS           153             282
                                                     -------         -------
WEIGHTED AVERAGE COMMON AND DILUTED
SHARES OUTSTANDING                                    10,735          10,807
                                                     =======         =======

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      LAKES GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)




                                                                                SIX MONTHS ENDED
                                                                         JULY 4, 1999         JUNE 28, 1998
                                                                                  (UNAUDITED)
OPERATING ACTIVITIES:
  Net earnings                                                              17,184               24,022
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation and amortization                                               955                  649
   Gain on sale of investment                                                 (875)                   -
   Changes in operating assets and liabilities:
    Current assets                                                          (1,272)              (3,262)
    Income taxes                                                            (3,459)              14,785
    Accounts payable                                                           191                  (77)
    Accrued expenses                                                        (1,701)                  85
    Other                                                                      364                 (503)
                                                                           -------              -------
    Net Cash Provided by Operating Activities                               11,387               35,699
                                                                           -------              -------

INVESTING ACTIVITIES:
  Payments for property and equipment                                         (209)                 (36)
  Payments for notes receivable                                             (6,764)              (2,727)
  Proceeds from repayment of notes receivable                                5,093                3,125
  Decrease (increase) in restricted cash                                       343               (4,017)
  Investment in and notes receivable from unconsolidated affiliates         (6,639)                   -
  Payments for land held for development                                   (10,032)              (6,610)
  Increase in other long-term assets                                          (798)                (694)
                                                                           -------              -------
Net Cash Used in Investing Activities                                      (19,006)             (10,959)
                                                                           -------              -------

FINANCING ACTIVITIES:
  Distribution to Grand                                                          -              (24,830)
  Proceeds from issuance of common stock                                       111                    -
  Payments on long-term debt                                                     -                   (6)
                                                                           -------              -------
Net Cash Provided by (Used in) Financing Activities                            111              (24,836)
                                                                           -------              -------
Net decrease in cash and cash equivalents                                   (7,508)                 (96)
Cash and cash equivalents - beginning of period                             56,774               33,208
                                                                           -------              -------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                   49,266               33,112
                                                                           =======              =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                              $     49              $    49
    Income taxes                                                            12,665                    -

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On May 12, 1999, the Company announced that it has agreed to form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Pursuant to the agreement, Lakes formed a limited liability company with Kean Argovitz Resorts ("KAR"), a limited liability company based in Houston, Texas.

The partnership between Lakes and KAR will hold a contract to develop and manage a casino resort facility with a Tribe in California. The contract is subject to approval by the National Indian Gaming Association and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs. Development of the casino resort will not begin until the Tribe has entered into a compact with the state of California.

On June 22, 1999, the Company announced that it has been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan.

                      LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


In connection with its selection, Lakes Gaming and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. This agreement is subject to ratification by the tribal council. Various regulatory approvals are needed prior to commencement of development activities. Casino construction cannot start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of the National Indian Gaming Commission ("NIGC").

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

Management contracts for the two previously managed Minnesota casinos, Grand Casino Mille Lacs and Grand Casino Hinckley concluded during 1998. Management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that the Louisiana management contracts will be renewed upon expiration or approved by "NIGC" upon any such renewal. The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have a material adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. Each compact expires in November 1999 and the State of Louisiana has delivered a written notice of non-renewal. The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. The Company's management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, legal gaming may not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on acceptable terms and conditions. See Part II, Item 5. Other Information.

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

Operating results for the six months ended July 4, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000.

The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

2. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of July 4, 1999 are as follows
(in thousands):

                                      Operating Leases
                                      ----------------
    1999                                 $ 1,841
    2000                                   3,225
    2001                                   2,981
    2002                                   3,109
    2003                                   3,176
    Thereafter                            47,550
                                         -------
                                         $61,882
                                         =======


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

                      LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)



Loan Guaranty Agreements

The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreement extends through 2000, and as of July 4, 1999, the amount outstanding was $5.0 million.

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of July 4, 1999, the amount outstanding was $21.9 million.

The Company has entered into a guaranty agreement related to a construction loan agreement entered into by Nevada Resort Properties Polo Plaza Limited Partnership. The guaranty will remain in effect until the loan is paid. The maturity date is October 31, 2000, and as of July 4, 1999, the outstanding principal balance was $6.2 million.

Indemnification Agreement

As a part of the Transaction, the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments (see Item 1. Legal Proceedings).

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Agreement and Plan of Merger dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand (the "Merger Agreement"), and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes.

                      LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)





As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

3. SUBSEQUENT EVENTS

On July 15, 1999, the Company announced that it has agreed to form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas.

The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with a tribe in California. The contract is subject to approval by the National Indian Gaming Association and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs. Development of the casino resort will not begin until the tribe has entered into a compact with the state of California.

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

Lakes develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes' revenues are derived from management fee income from Grand Casino Avoyelles and Grand Casino Coushatta. Grand commenced operations in September 1990, and opened its first casino, Grand Casino Mille Lacs, in April 1991. Grand Casino Hinckley commenced operations in May 1992, Grand Casino Avoyelles commenced operations in June 1994 and Grand Casino Coushatta commenced operations in January 1995.
                                     - 12 -

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

On May 12, 1999, the Company announced that it has agreed to form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas.

The partnership between Lakes and KAR will hold a contract to develop and manage a casino resort facility with a Tribe in California. The contract is subject to approval by the National Indian Gaming Association and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs. Development of the casino resort will not begin until the Tribe has entered into a compact with the state of California.

On June 22, 1999, the Company announced that it has been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan. In connection with its selection, Lakes Gaming and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. This agreement is subject to ratification by the tribal council. Various regulatory approvals are needed prior to commencement of development activities. Casino construction cannot start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of the NIGC.

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

                      LAKES GAMING, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


RESULTS OF OPERATIONS

Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Lakes management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have an adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. Each compact expires in November 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. Lakes' management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, gaming may not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes. See Part II, Item 5. Other Information.

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

SIX MONTHS ENDED JULY 4, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 28, 1998

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $300 million in management fee income during the six months ended July 4, 1999. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $42.7 million in management fee income during the six months ended June 28, 1998. Gross revenue increases at Grand Casino Avoyelles and Grand Casino Coushatta partially offset the fact that the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley ended during 1998. Contributing to the increases were a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Coushatta which opened in December of 1998. Also contributing to the increases were a special events center and RV resort at Grand Casino Avoyelles, which opened during the first quarter of 1998, and the addition of approximately 180 slot machines at Avoyelles from June 28, 1998 to July 4, 1999.

                      LAKES GAMING, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


Costs and Expenses

Total costs and expenses were $5.6 million for the six months ended July 4, 1999, compared to $6.6 million for the same period in the prior year. Selling, general, and administrative expenses decreased in the amount of $1.4 million from $6.0 million for the six months ended June 28, 1998 to $4.6 million for the six months ended July 4, 1999 due primarily to fewer legal costs.

Other

Interest income increased from $2.6 million for the six months ended June 28, 1998 to $4.1 million for the six months ended July 4, 1999 due primarily to interest earned on increased cash balances and additional notes receivable during the six months ended July 4, 1999, compared to the same period in the prior year.

Earnings per Common Share and Net Earnings

For the six months ended July 4, 1999 basic and diluted earnings per common share were $1.62 and $1.60, respectively. This compares to basic and diluted earnings of $2.28 and $2.22 per common share for the six months ended June 28, 1998. Earnings decreased $6.8 million to $17.2 million for the six months ended July 4, 1999 compared to the same period in the prior year. This decrease is primarily due to the expiration of the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley during 1998. Total revenues during the period ended June 28, 1998 under these expired contracts was $15.2 million. The Company's current year period revenues and earnings do not include contributions from these operations.

THREE MONTHS ENDED JULY 4, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 28,
1998

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated $14.9 million in management fee income during the three months ended July 4, 1999. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $19.7 million in management fee income during the three months ended June 28, 1998. Gross revenue increases at Grand Casino Avoyelles and Grand Casino Coushatta partially offset the fact that the management contract for Grand Casino Mille Lacs concluded during April of 1998 and the contract for Grand Casino Hinckley concluded during the fourth quarter of 1998. Contributing to the increases were a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Grand Casino Coushatta which opened in December of 1998, and the addition of approximately 180 slot machines at Grand Casino Avoyelles from June 28, 1998 to July 4, 1999.

                      LAKES GAMING, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)

Costs and Expenses

Total costs and expenses were $3.4 million for the three months ended July 4, 1999, compared to $1.4 million for the same period in the prior year. Selling, general, and administrative expenses increased in the amount of $1.8 million from $1.1 million for the three months ended June 28, 1998 to $2.9 million for the three months ended July 4, 1999 due primarily to a payment made for the settlement of litigation relating to the Tulalip Tribe.

Other

Interest income was $2.4 million and $1.3 million for the three months ended July 4, 1999 and June 28, 1998, respectively. The increase is due primarily to additional interest earned on increased cash balances and additional notes receivable during the three months ended July 4, 1999, compared to the same period in the prior year.

Earnings Per Common Share and Net Earnings

For the three months ended July 4, 1999, basic and diluted earnings per common share were $.81 and $.80, respectively. This compares to basic and diluted earnings of $1.17 and $1.14 per common share for the three months ended June 28, 1998. Earnings decreased $3.7 million to $8.6 million for the three months ended July 4, 1999 compared to the same period in the prior year. This decrease is primarily due to the expiration of the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley during 1998. Total revenues during the three-month period ended June 28, 1998, under these expired contracts was $6.3 million. The company's current year period revenues and earnings do not include contributions from these operations.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At July 4, 1999 Lakes had $53.9 million in restricted and unrestricted cash and cash equivalents. The cash balances are planned to be used for loans to tribal partners to help develop operations, the pursuit of additional business opportunities, and potential settlement of pending litigation matters.

For the six months ended July 4, 1999 and June 28, 1998 net cash provided by operating activities totaled $11.4 million and $35.7 million, respectively. Payments for income taxes were $12.7 million and $0 for the six months ended July 4, 1999 and June 28, 1998, respectively. For the same periods, net cash used in investing activities totaled $19 million and $11 million, respectively. Included in these investing activities for the six months ended July 4, 1999 and June 28, 1998, are proceeds, primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $5.1 million and $3.1 million, respectively. Advances under notes receivable amounted to $6.8 million and $2.7 million for the six months ended July 4, 1999 and June 28, 1998.

                      LAKES GAMING, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)
                                  (UNAUDITED)


Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $10 million and $6.6 million, respectively, and restricted cash decreased $0 and increased $4 million, respectively. For the six months ended July 4, 1999 and June 28, 1998, payments for investments in, and notes receivable from, unconsolidated affiliates totaled $6.6 million and $0, respectively.

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


Lakes and its managed properties have a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Pursuant to the Lakes Year 2000 program, the Company has established an internal review team to monitor and facilitate efficient Year 2000 compliance. Lakes is currently in the process of upgrading its financial reporting systems, to ensure that they are year 2000 compliant. Lakes' vendors and consultants have represented to management that the new systems meet year 2000 requirements. Lakes' standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Between now and the Year 2000, Lakes will proceed through its various phases of assessment, detailed planning, implementation, testing and management. Lakes expects to be fully Year 2000 compliant by fourth quarter 1999.

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

Based on Lakes' current assessment, the costs of addressing potential problems at Lakes and its currently managed properties are estimated at $1.3 million, of which $.7 million is left to be spent. However, the historical and estimated costs relating to the resolution of Lakes' Year 2000 compliance issues cannot be fully and finally determined at this time. If significant customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Lakes has initiated formal communications with all of its material suppliers to determine the extent to which Lakes' interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. Lakes plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

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

These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS


The following summaries describe certain known legal proceedings to which Grand is a party which Lakes has assumed, or which Lakes has agreed to indemnify Grand, in connection with the Distribution.


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


In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery was completed in March of 1999. As of June 1, 1999, all papers had been filed and the parties were waiting for the Court to set a hearing and rule on the motion.


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


The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgement motion. Expert discovery was completed in March of 1999. The parties have completed follow-up discovery pertaining to the summary judgment motion and the court has set a hearing date of 9/2/99.


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


In January 1998, Grand submitted a motion for summary judgment based on the special litigation committee's report. In May 1998, the court granted the motion, thereby dismissing the plaintiffs' claims. In August 1998, the plaintiffs appealed the Court's ruling. On March 9, 1999, the Minnesota Court of Appeals affirmed the dismissal of the plaintiffs' claims. The plaintiffs sought further review of the ruling by the Minnesota Supreme Court. The Court declined to grant further review.


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

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)



STRATOSPHERE NOTEHOLDER COMMITTEE BANKRUPTCY COURT ACTION

In June 1997, the Official Committee of Noteholders (the "Committee") in the Chapter 11 bankruptcy proceeding for Stratosphere filed a motion with the U.S. Bankruptcy Court for the District of Nevada (the "Bankruptcy Court") by which the Committee sought Bankruptcy Court approval for assumption (on behalf of Stratosphere's estate) of the March 1995 Standby Equity Commitment (the "Standby Equity Commitment") between Stratosphere and Grand.


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


The Bankruptcy Court held a preliminary hearing on the Committee's motion in June 1997, and an evidentiary hearing in February 1998 on the issues raised by the Committee's motion and Grand's opposition to that motion. In February 1998, the Bankruptcy Court denied the Committee's motion, and determined that the Standby Equity Commitment cannot be assumed (or enforced) by Stratosphere under applicable bankruptcy law. No appeal was taken.


STANDBY EQUITY COMMITMENT LITIGATION

In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant.


The complaint alleges that Grand failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Trustee claims are Grand's obligations under the Standby Equity Commitment.

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


In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is pending.


TULALIP TRIBES LITIGATION

In 1995, Grand entered into discussions with Seven Arrows, LLC ("Seven Arrows"), a Delaware limited liability company, regarding the possible participation of Grand in a proposed casino resort development on land in the State of Washington held in trust by the United State for the Tulalip Tribes. Grand and Seven Arrows entered into a letter of intent providing for the negotiation of a revision to the Seven Arrows limited liability company agreement by which Grand (or a subsidiary of Grand) would become a member of Seven Arrows. Those negotiations were not completed and no revision to the limited liability company agreement was signed.

During the negotiations, Grand entered into an agreement (the "Advance Agreement") with Seven Arrows and the Tulalip Tribes. The Advance Agreement provided for the loan by Grand and Seven Arrows of certain amounts to the Tulalip Tribes upon the satisfaction of certain conditions.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)





These negotiations between Seven Arrows and Grand along with the execution of the Advance Agreement gave rise to two lawsuits involving Grand, Seven Arrows and the Tulalip Tribes. In April 1996, the Tulalip Tribes brought a legal action in Tulalip Tribal Court - Tulalip Tribes of Washington v. Seven Arrows LLC, et al. - Case No. TUL-Ci4/96-499 - against Seven Arrows and Grand. In May 1996, Seven Arrows and Grand brought a legal action in the U.S. District Court for the Western District of Washington - Seven Arrows LLC, et al. v. Tulalip Tribes of Washington - Case No. C96-0709Z - against the Tulalip Tribes.

On May 17, 1999, the Tulalip Tribes of Washington, Seven Arrows, Morgan, Lewis, Githens & Ahn LP ("MLGA"); (through Red Rocks LLC the majority member of seven arrows LLC), Grand and Lakes entered into a settlement agreement resolving all claims between them. Pursuant to the settlement agreement, the Tulalip Tribes and Grand made a one time settlement payment to Seven Arrows. In turn, the Tulalip Tribes, Seven Arrows, and MLGA, each on their own behalf and on behalf of all affiliated persons, released Grand and Lakes from any claim each may have. For their part, Grand and Lakes, each on their own behalf and on behalf of all affiliated persons, released the Tulalip Tribes, Seven Arrows, and MLGA from any claim each may have.

The federal lawsuit was dismissed with prejudice and without costs by order dated June 2, 1999. The Tulalip Tribal Court lawsuit was dismissed with prejudice and without costs by order dated June 2, 1999.

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of July 4, 1999.

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

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)


ITEM 5. OTHER INFORMATION

     The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into Tribal-State compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November, 1992 by the Secretary of the Interior. Each compact expires in November, 1999, but would automatically renew for an additional seven year term unless either the tribe or the State of Louisiana delivered to the other written notice of non-renewal at least 180 days prior to the applicable expiration date.

     On April 7, 1999, the State of Louisiana provided written notice to each of the Coushatta Tribe of Louisiana and the Tunica-Biloxi Tribe of Louisiana of the State's intent not to renew the Tribal-State compacts which expire for each tribe on November 4, 1999 and November 18, 1999, respectively. The State further extended an invitation to each such Tribe to continue to discuss mutually advantageous terms and conditions under which the State and the Tribes can enter into new gaming compacts.

     IGRA requires that for Class III gaming to occur on Indian land,it must be conducted in accord with an effective state compact. IGRA further imposes an obligation on state governments, upon the request of a Tribe, to negotiate with Indian Tribes regarding the operation of gaming activities which are otherwise allowable within the state "by any person, organization or entity." Louisiana currently permits various forms of legalized, non-Indian gaming.

     Each Tribe is actively negotiating with the State to establish suitable alternative compacts. It is unclear what consequences, if any, might result, in the event the Tribes and the State are unable to either negotiate suitable alternative compacts or agree to an extension of the existing compacts. To the knowledge of the Company, there has been no prior instance where an existing compact has expired without either a replacement compact in place or an extension (temporary or permanent) of the present compact.

     Nonetheless, the Company's Management Agreements with each of the Tribes provides that, absent a determination by (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction that the operation of either Grand
Casino Coushatta or Grand Casino Avoyelles would be unlawful under either federal or state law, Lakes and the Tribes are obligated in their duties to each other, as set forth in the applicable Management Agreements.

It is possible that one or both of the current Tribal-State compacts may expire without the execution of a replacement compact or an extension of the existing compact. If that were to occur, each Tribe has indicated to the Company that they will assert their legal rights to continue gaming operations at both Grand Casino Coushatta and Grand Casino Avoyelles.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)


As outlined above, in the absence of a determination by (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction that the operation of either Grand Casino Coushatta or Grand Casino Avoyelles would be unlawful under either federal or state law, so long as the Tribes continue to conduct gaming activities at Grand Casino Coushatta and Grand Casino Avoyelles, Lakes intends to continue to operate and manage these casinos and to abide by the terms and obligations of the applicable Management Agreements.

     If the terms of the current Tribal-State compacts expire, without the execution of new compacts or the extension of the current compacts, there is a risk that (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior, (iv) the United States Department of Justice or (v) a court of competent jurisdiction could take action against either or both of the Tribes and/or Grand Casino Coushatta and Grand Casino Avoyelles resulting in the cessation of gaming operations at these casinos and/or the inability of Lakes to manage either or both of these casinos.

     The cessation of gaming operations at either or both of Grand Casino Coushatta and Grand Casino Avoyelles or the inability of Lakes to manage the gaming operations at these casinos would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations. Currently, the management contracts for Grand Casino Coushatta and Grand Casino Avoyelles generate all of Lakes' operating revenues. Without the realization of new business opportunities or new management contracts, the cessation of gaming operations at these casinos or the inability of Lakes to manage those operations, would have a material adverse impact on Lakes' results of operations and financial condition.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits   Description
   --------   -----------


    10.1 Equipment Loan Promissory Note in the principal amount of $6,000,000 by and among the Tunica-Biloxi Tribe of Louisiana, as Borrower and Hibernia National Bank, as Lender executed as of May 28, 1999.

    10.2 Dominion Account Agreement, dated effective as of May 28, 1999, between the Tunica-Biloxi Tribe of Louisiana, a federally recognized Indian tribe, Grand Casinos of Louisiana, LLC - Tunica-Biloxi, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)

    10.3 Subordination Agreement Granted by Lakes Gaming, Inc., in Favor of Hibernia National Bank entered into as of May 28, 1999.

    10.4 Intercreditor Agreement dated as of May 28, 1999, between The Cottonport Bank, Hibernia National Bank and Grand Casinos of Louisiana, LLC - Tunica-Biloxi and Lakes Gaming, Inc.

    10.5 Commercial Security Agreement entered into between the Tunica-Biloxi Tribe of Louisiana (as Grantor) and Hibernia National Bank (as Lender).

    10.6 Subordination Agreement Granted by Grand Casinos of Louisiana, LLC - Tunica-Biloxi in Favor of Hibernia National Bank entered into as of May 28, 1999.

    10.7 Equipment Loan Agreement dated effective as of May 28, 1999 made by and between the Tunica-Biloxi Tribe of Louisiana and Hibernia National Bank, a national banking association.

    27        Financial Data Schedule (for SEC use only).

(b)  Reports on Form 8-K

    (i) A Form 8-K, Item 5. Other Events; and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on
         April 23, 1999.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  August 17 , 1999                 LAKES GAMING, INC.
                                         -------------------------------
                                         Registrant


                                         / S / THOMAS J. BROSIG
                                         -------------------------------
                                         Thomas J. Brosig
                                         President


                                         / S / TIMOTHY J. COPE
                                         -------------------------------
                                         Timothy J. Cope
                                         Executive Vice President and
                                         Chief Financial Officer




(LAKES10Q899C)                      - 31 -