Form 10-Q
period 1999-10-03
LAKES GAMING INC
filed 1999-11-16
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                                   (Mark One)

         X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---   SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended October 3, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ---   SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------    ----------------
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

As of November 15, 1999, there were 10,628,398 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                              PAGE OF
                                                                                             FORM 10-Q
                                                                                             ---------
    PART I.       FINANCIAL INFORMATION

                  ITEM 1. FINANCIAL STATEMENTS

                          Consolidated Balance Sheets as of                                    3
                          October 3, 1999 and January 3, 1999

                          Consolidated Statements of Earnings                                  4
                          for the three months ended October 3, 1999
                          and September 27, 1998

                          Consolidated Statements of Earnings for                              5
                          the nine months ended October 3, 1999 and
                          September 27, 1998

                          Consolidated Statements of Cash Flows                                6
                          for the nine months ended October 3, 1999
                          and September 27, 1998

                          Notes to Consolidated Financial Statements                           7

                  ITEM 2. MANAGEMENT'S DISCUSSION AND                                         11
                          ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


    PART II.      OTHER INFORMATION

                  ITEM 1. Legal Proceedings                                                   20

                  ITEM 5. Other Information                                                   25

                  ITEM 6. Exhibits and Reports On Form 8-K                                    27

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                            OCTOBER 3, 1999    JANUARY 3, 1999
                                                                              (UNAUDITED)
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                    $53,749              $56,774
    Current installments of notes receivable                                      14,810                8,561
    Accounts receivable                                                            6,580               15,217
    Other current assets                                                           8,148                8,126
--------------------------------------------------------------------------------------------------------------
Total Current Assets                                                              83,287               88,678
--------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                         1,391                1,265
--------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                     53,730               26,647
    Notes receivable-less current installments                                    18,404               25,118
    Cash and cash equivalents-restricted                                           4,649                4,992
    Investments in and notes from unconsolidated affiliates                        9,173                8,590
    Other long-term assets                                                        10,602                6,079
--------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                96,558               71,426
--------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $181,236             $161,369
==============================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                $215                  $ -
    Income taxes payable                                                           7,955               10,811
    Litigation and claims accrual                                                  8,691               10,554
    Other accrued expenses                                                         4,377                4,625
--------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                         21,238               25,990
--------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                                         975                  975
    Deferred income taxes                                                          2,593                2,733
--------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                        3,568                3,708
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                 24,806               29,698
--------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,620 and 10,576 common shares issued and outstanding
    at October 3, 1999, and January 3, 1999, respectively                            106                  106
    Additional paid-in-capital                                                   131,283              130,929
    Accumulated other comprehensive earnings                                         417                  636
    Retained earnings                                                             24,624                    -
--------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                       156,430              131,671
--------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                      $181,236             $161,369
==============================================================================================================

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                             THREE MONTHS ENDED
                                                                   -------------------------------------
                                                                     OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                                                                (UNAUDITED)
REVENUES:
     Management fee income                                                $14,440               $21,582

COSTS AND EXPENSES:
     Selling, general and administrative                                      849                 1,696
     Depreciation and amortization                                            480                   283
--------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                           1,329                 1,979
--------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                   13,111                19,603
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                        1,781                 1,400
     Interest expense                                                         (24)                  (24)
     Equity in loss of unconsolidated affiliates                           (1,408)                  (41)
     Other                                                                    129                    29
--------------------------------------------------------------------------------------------------------
         Total other income, net                                              478                 1,364
--------------------------------------------------------------------------------------------------------

Earnings before income taxes                                               13,589                20,967
Provision for income taxes                                                  6,149                (4,316)
--------------------------------------------------------------------------------------------------------

NET EARNINGS                                                               $7,440               $25,283
========================================================================================================

BASIC EARNINGS PER SHARE                                                    $0.70                 $2.39
========================================================================================================

DILUTED EARNINGS PER SHARE                                                  $0.68                 $2.37
========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 10,606                10,573
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                330                    88
--------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                       10,936                10,661
========================================================================================================


           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                              NINE MONTHS ENDED
                                                                    ------------------------------------

                                                                     OCTOBER 3, 1999  SEPTEMBER 27, 1998
                                                                                 (UNAUDITED)
REVENUES:
     Management fee income                                                $44,441               $64,330

COSTS AND EXPENSES:
     Selling, general and administrative                                    5,451                 7,684
     Depreciation and amortization                                          1,435                   932
--------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                           6,886                 8,616
--------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                   37,555                55,714
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                        5,839                 4,000
     Interest expense                                                         (73)                  (73)
     Equity in loss of unconsolidated affiliates                           (1,771)                 (266)
     Other                                                                  1,417                   257
--------------------------------------------------------------------------------------------------------
         Total other income, net                                            5,412                 3,918
--------------------------------------------------------------------------------------------------------

Earnings before income taxes                                               42,967                59,632
Provision for income taxes                                                 18,343                10,327
--------------------------------------------------------------------------------------------------------

NET EARNINGS                                                              $24,624               $49,305
========================================================================================================

BASIC EARNINGS PER SHARE                                                    $2.33                 $4.68
========================================================================================================

DILUTED EARNINGS PER SHARE                                                  $2.28                 $4.58
========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 10,590                10,541
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                215                   226
--------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                       10,805                10,767
========================================================================================================

           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           NINE MONTHS ENDED
                                                                                 -------------------------------------

                                                                                  OCTOBER 3, 1999    SEPTEMBER 27, 1998
                                                                                              (UNAUDITED)
OPERATING ACTIVITIES:
     Net earnings                                                                        24,624                49,305
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                       1,435                   932
      Gain on sale of investment                                                           (875)                    -
      Equity in loss of unconsolidated affiliates                                         1,771                   265
      Changes in operating assets and liabilities:
           Current assets                                                                 8,597                (2,342)
           Income taxes                                                                  (2,856)               17,637
           Accounts payable                                                                 215                   (77)
           Accrued expenses                                                              (2,111)                  483
           Other                                                                           (399)                    -
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                30,401                66,203
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Payments for property and equipment                                                   (230)                  (36)
     Payments for notes receivable                                                       (6,763)               (3,362)
     Proceeds from repayment of notes receivable                                          8,521                 4,745
     Decrease (increase) in restricted cash                                                 343                (3,767)
     Investment in and notes receivable from unconsolidated affiliates                   (7,592)                    -
     Payments for land held for development                                             (21,868)              (10,312)
     Decrease (increase) in other long-term assets                                       (6,191)                  223
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                   (33,780)              (12,509)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Distribution to Grand                                                                    -               (53,695)
     Proceeds from issuance of common stock                                                 354                     -
     Payments on long-term debt                                                               -                    (9)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                                         354               (53,704)
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                (3,025)                  (10)
Cash and cash equivalents - beginning of period                                          56,774                33,208
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                53,749                33,198
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                              $73                   $73
      Income taxes                                                                       18,202                     -

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

2.     PRINCIPLES OF CONSOLIDATION

The accompanying unaudited consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting interests are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

Lakes' investments in unconsolidated affiliates include a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 33 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes' investments in Fanball.com and Interactive Learning Group in the amounts of $3.4 million and $3 million, respectively, were made at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand Casinos, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended October 3, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 3, 1999.

3.     MANAGEMENT CONTRACTS OF LIMITED DURATION

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

The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have a material adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the compact for the Tunica-Biloxi Tribe expires November 18, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been submitted to the Department of the Interior for approval. The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. The Company's management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, gaming may not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on acceptable terms and conditions. See Part II, Item 5. Other Information.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



4.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of October 3, 1999 are as follows (in thousands):

                                                 Operating Leases
                                                 ----------------
       1999                                          $   921
       2000                                            3,225
       2001                                            2,981
       2002                                            3,109
       2003                                            3,176
       Thereafter                                     47,550
                                                     -------
                                                     $60,962
                                                     =======

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

Loan Guaranty Agreements

The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreement extends through 2000, and as of October 3, 1999, the amount outstanding was $3.5 million.

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of October 3, 1999, the amount outstanding was $20.3 million.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




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

5.     SUBSEQUENT EVENTS

On November 12, 1999, the Company announced the resignation of Thomas J. Brosig as President, and as a member of the Board of Directors of the Company. Lyle Berman, Chairman of the Board and Chief Executive Officer of the Company, will assume the role of President.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakes was established as a public corporation on December 31, 1998, via a distribution of its common stock, par value $.01 per share, to the shareholders of Grand.


Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes dated as of December 31, 1998, Grand shareholders received .25 shares of Lakes common stock for each share held in Grand. Historical references to the Company which predate the distribution give pro forma effect to the Distribution as if it had already occurred.

Immediately following the Distribution, Grand merged with a subsidiary of Park Place pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"). Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand.

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). Both management contracts expire seven years from the dates the casinos opened.

For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management of Grand Casino Hinckley ended November 30, 1998, with the buyout of the remaining contract term.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas.

The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with a Tribe in California. The contract is subject to approval by NIGC. Development of the casino resort will not begin until the compact the Tribe has entered into with the state of California receives California voter approval.

On June 22, 1999, the Company announced that it has been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan. In connection with its selection, Lakes and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. Casino construction is not planned to start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of NIGC.

On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas.

The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with a Tribe in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). Development of the casino resort will not begin until the compact the Tribe has entered into with the state of California receives California voter approval.

On October 1, 1999, the Company purchased the shopping center and land owned by the Nevada Resort Properties Polo Plaza Limited Partnership (the "Partnership") in lieu of exercising its right to purchase the remaining 51% interest in the Partnership. Prior to the purchase, the Company held a 49% ownership interest in the Partnership. In consideration for the purchase, the Company paid approximately $3.3 million and paid off the outstanding partnership mortgage of approximately $6.3 million. A $6.2 million loan to the Partnership made by the Company during January 1999 was repaid and satisfied at the closing by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership. Pursuant to the purchase agreement relating to this transaction, the Partnership is currently being dissolved.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Lakes' investments in unconsolidated affiliates include a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 33 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes' investments in Fanball.com and Interactive Learning Group in the amounts of $3.4 million and $3 million, respectively, were made at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand Casinos, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year. Lakes' growth strategy contemplates the expansion of existing operations and the pursuit of opportunities to develop and manage additional gaming facilities and the pursuit of new business opportunities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

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

Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew Lakes' management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material, adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the compact for the Tunica-Biloxi Tribe expires November 18, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been submitted to the Department of the Interior for approval.

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

NINE MONTHS ENDED OCTOBER 3, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 27, 1998

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $44.4 million in management fee income during the nine months ended October 3, 1999. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $64.3 million in management fee income during the nine months ended September 27, 1998. Gross revenue increases at Grand Casino Avoyelles and Grand Casino Coushatta partially offset the fact that the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley ended during 1998. Contributing to the increases were a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Coushatta which opened in December of 1998. Also contributing to the increases were a special events center and RV resort at Grand Casino Avoyelles, which opened during the first quarter of 1998, and the addition of approximately 160 slot machines at Avoyelles from September 27, 1998 to October 3, 1999.

Costs and Expenses

Total costs and expenses were $6.9 million for the nine months ended October 3, 1999, compared to $8.6 million for the same period in the prior year. Selling, general, and administrative expenses decreased in the amount of $2.2 million from $7.7 million for the nine months ended September 27, 1998 to $5.5 million for the nine months ended October 3, 1999 due primarily to fewer legal costs.

Other

Interest income increased from $4 million for the nine months ended September 27, 1998 to $5.8 million for the nine months ended October 3, 1999 due primarily to interest earned on increased cash balances and additional notes receivable during the nine months ended October 3, 1999, compared to the same period in the prior year.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




Earnings per Common Share and Net Earnings

For the nine months ended October 3, 1999 basic and diluted earnings per common share were $2.33 and $2.28, respectively. This compares to basic and diluted earnings of $4.68 and $4.58 per common share for the nine months ended September 27, 1998. Earnings decreased $24.7 million to $24.6 million for the nine months ended October 3, 1999 compared to the same period in the prior year. This decrease is primarily due to the expiration of the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley during 1998. Total revenues during the period ended September 27, 1998 under these expired contracts was $21.9 million. The Company's current year period revenues and earnings do not include contributions from these operations. Also contributing to the decrease in earnings was the reversal of a deferred tax asset valuation allowance, resulting in the recognition of a $17.3 million income tax benefit, $13.1 million during third quarter 1998. A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of the note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12 million to Lakes.

THREE MONTHS ENDED OCTOBER 3, 1999 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 27, 1998

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated $14.4 million in management fee income during the three months ended October 3, 1999. Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $21.6 million in management fee income during the three months ended September 27, 1998. This decrease is due primarily to the fact that the management contract for Grand Casino Hinckley concluded during the fourth quarter of 1998. Gross revenues increased at Grand Casino Avoyelles and Grand Casino Coushatta, due to a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Grand Casino Coushatta which opened in December of 1998, and the addition of approximately 160 slot machines at Grand Casino Avoyelles from September 27, 1998 to October 3, 1999. Gross revenue increases at Grand Casino Coushatta were offset by additional debt service payments relating to the 223-room hotel.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



Costs and Expenses

Total costs and expenses were $1.3 million for the three months ended October 3, 1999, compared to $2 million for the same period in the prior year. Selling, general, and administrative expenses decreased in the amount of $.9 million from $1.7 million for the three months ended September 27, 1998 to $.8 million for the three months ended October 3, 1999 due primarily to fewer project write-offs.

Other

Interest income was $1.8 million and $1.4 million for the three months ended October 3, 1999 and September 27, 1998, respectively. The increase is due primarily to additional interest earned on increased cash balances and additional notes receivable during the three months ended October 3, 1999, compared to the same period in the prior year.

Earnings Per Common Share and Net Earnings

For the three months ended October 3, 1999, basic and diluted earnings per common share were $.70 and $.68, respectively. This compares to basic and diluted earnings of $2.39 and $2.37 per common share for the three months ended September 27, 1998. Earnings decreased $17.8 million to $7.4 million for the three months ended October 3, 1999 compared to the same period in the prior year. This decrease is partially due to the expiration of the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley during 1998. Total revenues during the three-month period ended September 27, 1998, under these expired contracts was $6.7 million. The company's current year period revenues and earnings do not include contributions from these operations. Also contributing to the decrease in earnings was the reversal of a deferred tax asset valuation allowance, resulting in the recognition of a $17.3 million income tax benefit during 1998, $13.1 million of which was recognized during the third quarter. A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of the note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12 million to Lakes.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At October 3, 1999 Lakes had $58.4 million in restricted and unrestricted cash and cash equivalents. The cash balances are planned to be used for loans to tribal partners to help develop operations, the pursuit of additional business opportunities, and potential settlement of pending litigation matters.

For the nine months ended October 3, 1999 and September 27, 1998 net cash provided by operating activities totaled $30.4 million and $66.2 million, respectively. Payments for income taxes were $18.2 million and $0 for the nine months ended October 3, 1999 and September 27, 1998, respectively. For the same periods, net cash used in investing activities totaled $33.8 million and $12.5 million, respectively. Included in these investing activities for the nine months ended October 3, 1999 and September 27, 1998, are proceeds, primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $8.5 million and $4.7 million, respectively. Advances under notes receivable amounted to $6.8 million and $3.4 million for the nine months ended October 3, 1999 and September 27, 1998. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $21.9 million and $10.3 million, respectively, and restricted cash decreased $.3 million and increased $4 million, respectively. For the nine months ended October 3, 1999 and September 27, 1998, payments for investments in, and notes receivable from, unconsolidated affiliates totaled $7.6 million and $0, respectively, and other long-term assets increased $6.1 million and decreased $.2 million, respectively.

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

YEAR 2000

Lakes is currently working to fully determine and resolve the potential impact of the Year 2000 on the processing of date-sensitive information by its computerized information systems. The Year 2000 problem is the result of many computer programs being written using two digits (rather than four) to define the applicable year. Any of Lakes' programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



Lakes and its managed properties have a Year 2000 program, the objective of which is to determine and assess the risks of the Year 2000 issue, and plan and institute mitigating actions to minimize those risks. Pursuant to the Lakes Year 2000 program, the Company has established an internal review team to monitor and facilitate efficient Year 2000 compliance. During 1999, Lakes upgraded its financial reporting systems to ensure that they would be year 2000 compliant. Lakes' vendors and consultants have represented to management that the new systems meet year 2000 requirements. Lakes' standard for compliance requires that for a computer system or business process to be Year 2000 compliant, it must be designed to operate without error in dates and date-related data prior to, on and after January 1, 2000. Between now and the Year 2000, Lakes will proceed through its various phases of assessment, detailed planning, implementation, testing and management. Lakes expects to be fully Year 2000 compliant.

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

Based on Lakes' current assessment, the costs of addressing potential problems at Lakes and its currently managed properties are estimated at $1.1 million, of which $.1 million is left to be spent. However, the historical and estimated costs relating to the resolution of Lakes' Year 2000 compliance issues cannot be fully and finally determined at this time. If significant customers or vendors identify Year 2000 issues in the future and are unable to resolve such issues in a timely manner, it could result in a material financial risk. Lakes has initiated formal communications with all of its material suppliers to determine the extent to which Lakes' interface systems are vulnerable to those third parties' failures to resolve their own Year 2000 issues. Lakes plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

While Lakes fully anticipates achieving Year 2000 compliance in advance of January 1, 2000 there are certain risks which exist with respect to Lakes' business and the Year 2000. Those risks range from slight delays and inefficiencies in processing data and carrying out accounting and financial functions to, in a most reasonably likely worst case scenario, extensive and costly inability to process data, provide vital accounting functions and communicate with customers and suppliers. Lakes has established a contingency plan to address the failure to be Year 2000 compliant.

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

These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding these risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended January 3, 1999.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION



ITEM 1.       LEGAL PROCEEDINGS



The following summaries describe certain known legal proceedings to which Grand is a party which Lakes has assumed, or with respect to which Lakes has agreed to indemnify Grand, in connection with the Distribution.


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


In June 1998, certain of the defendants, including Grand and Grand's officers and directors named as defendants, submitted a motion for summary judgment seeking an order that such defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery was completed in March of 1999. All papers relating to this matter were filed on June 1, 1999.


On October 6, 1999, the District Court entered its Order, granting in part and denying in part, defendants' Motion for Summary Judgment and Summary Adjudication. The Court dismissed all allegations in reference to (1) Phase II funding levels; (2) "over-allotments uses", as stated in the December 19, 1995 Prospectus; (3) the purpose and use of the Grand Casino Completion Guaranty, as stated in the June 6, 1996 Press Statement; (4) the vague expressions of general optimism (issued within the December 19, 1995 Prospectus, the 10-Q and 10-K Filings, press releases and other public statements) referred to in this Order;
(5) the adoption of statements in securities analysts reports; (6) the alleged utterance of misleading statements before the Nevada Gaming Commission; and (7) the temporary diversion of Phase II proceeds to fund Phase I. The remaining claims relate to the accuracy of defendants' budgetary estimates issued in Stratosphere's December 1995 Prospectus and SEC 10-Q and 10-K Reports. The Court concluded that there were triable issues as to whether defendants misstated anticipated construction costs or omitted to disclose material cost overruns.



Plaintiffs' counsel have requested that defendants stipulate to the inclusion of the Company and Park Place as additional party defendants. We anticipate that the Company will be so included and will defend the action vigorously.

The Court has ordered the parties to submit a joint pre-trial statement on or before November 15, 1999.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



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


The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgement motion. Expert discovery was completed in March of 1999. The parties have completed follow-up discovery pertaining to the summary judgment motion. The court heard the motion on September 2, 1999. The court has not yet ruled on the motion.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




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


In October of this year, Motions for Summary Judgment by both parties were denied. Grand has requested that the appellate court review the denial as to its motion for summary judgment. In the meantime, the trial court is expected to hold a pretrial to address discovery and scheduling issues. Lakes will continue to defend the lawsuit diligently.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of October 3, 1999.

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

ITEM 5.       OTHER INFORMATION

The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into Tribal-State compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999 and the compact for the Tunica-Biloxi Tribe expires November 18, 1999. The compacts would have automatically renewed for an additional seven year term if neither Tribe nor the State of Louisiana had delivered to the other written notice of non-renewal at least 180 days prior to the applicable expiration date.

On April 7, 1999, the State of Louisiana provided written notice to each of the Coushatta Tribe of Louisiana and the Tunica-Biloxi Tribe of Louisiana of the State's intent not to renew the Tribal-State compacts. The State further extended an invitation to each such Tribe to continue to discuss mutually advantageous terms and conditions under which the State and the Tribes can enter into new gaming compacts. The Governor and each Tribe have agreed on a six-month extension which has been submitted to the Department of the Interior for approval.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



IGRA requires that for Class III gaming to occur on Indian land, it must be conducted in accord with an effective state compact. IGRA further imposes an obligation on state governments, upon the request of a Tribe, to negotiate with Indian Tribes regarding the operation of gaming activities which are otherwise allowable within the state "by any person, organization or entity". Louisiana currently permits various forms of legalized, non-Indian gaming.

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

Nonetheless, the Company's Management Agreements with each of the Tribes provides that, absent a determination by (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction, that the operation of either Grand Casino Coushatta or Grand Casino Avoyelles would be unlawful under either federal or state law, Lakes and the Tribes are obligated in their duties to each other, as set forth in the applicable Management Agreements.

As outlined above, in the absence of a determination by (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction, that the operation of either Grand Casino Coushatta or Grand Casino Avoyelles would be unlawful under either federal or state law, so long as the Tribes continue to conduct gaming activities at Grand Casino Coushatta and Grand Casino Avoyelles, Lakes intends to continue to operate and manage these casinos and to abide by the terms and obligations of the applicable Management Agreements.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits     Description
       --------     -----------

       10.1         Subscription Agreement and Investment Letter by and among
                    Lakes Gaming, Inc., a Minnesota corporation (the
                    "Subscriber") and Fanball.com, Inc., a Minnesota corporation
                    (the "Company") dated as of June 15, 1999.

       10.2         Stock Purchase Agreement dated as of June 15, 1999 between
                    Lakes Gaming, Inc. (the "Buyer") and Richard Kallio (the
                    "Seller").

       10.3         Subscription Agreement and Investment Letter by and among
                    Lakes Gaming, Inc. a Minnesota corporation (the
                    "Subscriber") and Interactive Learning Group, Inc., a
                    Minnesota corporation (the "Company") dated as of June 25,
                    1999.

       27           Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

       None


                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:        November 16, 1999             LAKES GAMING, INC.
                                            -----------------------
                                            Registrant


                                            /S/ LYLE BERMAN
                                            -----------------------
                                            Lyle Berman
                                            Chairman of the Board,
                                            Chief Executive Officer and
                                            President


                                            /S/ TIMOTHY J. COPE
                                            -----------------------
                                            Timothy J. Cope
                                            Executive Vice President and
                                            Chief Financial Officer