Form 10-K
period 2000-01-02
LAKES GAMING INC
filed 2000-03-28
CIK 1071255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 2, 2000
                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM           TO
                          COMMISSION FILE NO. 0-24993

                               LAKES GAMING, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      41-1913991
         (State or other jurisdiction                        (I.R.S., Employer
      of incorporation or organization)                     Identification No.)

                 130 CHESHIRE LANE, MINNETONKA, MINNESOTA 55305
                    (Address of principal executive offices)
                                 (952) 449-9092
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 20, 2000 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market March 20, 2000 was $75,203,971. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.
                      DOCUMENTS INCORPORATED BY REFERENCE
Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 3, 2000 are incorporated by reference into Items 10 through 13, inclusive.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

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

     Lakes operates an Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes currently manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") and Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe").

     Other assets previously owned by Grand that Lakes now owns through a subsidiary, include certain interests in four contiguous parcels of land in Las Vegas, Nevada, including the Polo Plaza Shopping Center. All or any combination of these interests may be sold, held for sale or held for future development. Lakes is currently evaluating the potential sale of these interests and in connection therewith has entered into a listing agreement with a real estate broker for the active marketing of these parcels.

     For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs, both located in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management contract at Grand Casino Hinckley ended November 30, 1998.

BUSINESS STRATEGY

     Lakes' vision is to create a company with predictable long-term profitable growth that will be highly valued by its investors. The Company will implement three business strategies to accomplish its vision. The first of the three strategies is to grow the Company's assets. The more assets the Company has, the greater its potential for diversification and growth. The Company plans to increase its asset base by continuing to provide high quality comprehensive management services to Grand Casino Avoyelles and Grand Casino Coushatta. Lakes is dedicated to developing superior facilities and providing guest service that exceeds expectations. The facilities managed by Lakes are staffed with well-trained local casino employees and offer a casual environment designed to appeal to the family-oriented, middle income customer. Lakes strives to offer its casino customers creative gaming selections in a pleasant, festive, smoke and climate-controlled setting. Lakes' managed casinos also offer reasonably priced, high-quality food, first class hotel rooms, video arcades and Grand Casinos Kids Quest (SM), a professionally supervised entertainment and child care center.

     Lakes is prohibited by the Indian Gaming Regulatory Act ("IGRA") from having an ownership interest in any casino it manages for Indian tribes. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to National Indian Gaming Commission ("NIGC") approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Grand Casino Avoyelles management contract will be renewed upon expiration or the Grand Casino Coushatta extension will be approved by NIGC. The failure to renew

Lakes' management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material, adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the compact for the Tunica-Biloxi Tribe expired November 18, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been submitted to the Department of the Interior for approval. The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. Lakes' management agreements with the Tunica-Biloxi Tribe and the Coushatta Tribe expire after November 1999. In the event the compacts are not renewed, gaming may not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the Tribes.

     Another way the Company plans to grow its assets is to grow the Indian casino management business. Lakes enjoys a reputation as an experienced and successful casino management company for Native American owned casinos with available capital and experienced management. Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complimentary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes entered into three new agreements in 1999, for the development, construction and management of three new Indian-owned casinos.

     On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the Jamul Indian Village in California. The contract is subject to approval by NIGC. California voters recently approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

     On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). California voters recently approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     Each of the three new agreements require Lakes to loan each tribe various amounts to be used for preliminary development and start-up costs at each casino location. Total loan commitments, by Lakes, for the three projects are approximately $100 million.

     The second business strategy is to remove a number of uncertainties surrounding the Company. To help accomplish this part of the Lakes strategy, the Company continues to evaluate the potential sale or development of its land in Las Vegas. The Company has the land listed for sale with a real estate broker and is currently reviewing alternative offers for the development or potential sale of the property. The Company also must win or settle the various lawsuits regarding Stratosphere. The Company is actively defending the suits and expects trial hearings to start in 2001 unless they are settled prior to that time. The other uncertainty facing Lakes relates to the three proposed casino developments. In each such location, the Tribes need to have land accepted into trust on their behalf by the Bureau of Indian Affairs, and the National Indian Gaming Commission needs to approve the applicable Lakes management contracts. In addition, the Pokagon Band of Potawatomi Indians in Michigan needs to secure a valid contract with that state or a casino may not be built. Lakes is actively working with the Tribes to bring these issues to a successful conclusion.

     Diversification is the key to Lakes' long-term success and it is the third of the business strategies. Lakes currently plans to buy or create new long-term business opportunities through the use of cash, stock or debt to complement its Indian casino management business. Substantial long-term growth and low multiple values to generate high returns are just a few of the attributes in companies or start-ups that Lakes is looking for in new opportunities to help enhance shareholder value. In addition to this approach, Lakes currently has investments in unconsolidated affiliates which include a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group, respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

MARKETING

     Lakes targets its marketing strategy at its managed operations to attract and retain the repeat customer. Management believes that Lakes' emphasis on enhancing the entertainment value, coupled with marketing programs, contributes to attracting the repeat customer.

     Lakes' operations strategy seeks to combine retail, gaming and entertainment marketing techniques. Lakes profiles its casino customers utilizing available demographic data, regularly conducted customer surveys and other sources. Based upon this data, Lakes uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer. A variety of other events, facilities and entertainment media provide the patron with a total entertainment experience. Lakes markets these programs through a variety of direct and media marketing techniques utilizing a significant customer database at each location.

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

     Lakes also leases land to the Tunica-Biloxi Tribe for a 220 room hotel which opened during 1996 and is located in close proximity to Grand Casino Avoyelles. The Tunica-Biloxi Tribe operates the hotel as a part of the Grand Casino Avoyelles enterprise. Lakes guaranteed $16.5 million of Tunica-Biloxi Tribal debt incurred in connection with the purchase of the hotel, and has subordinated payment of Lakes' management fee and any loan amounts owed by the Tunica-Biloxi Tribe to Lakes to the repayment of such debt. As of January 2, 2000, the amount outstanding was $2.0 million. The debt is scheduled to be fully repaid by April 2000.

     The term of Lakes' development and management agreement with the Tunica-Biloxi Tribe (the "Tunica-Biloxi Agreement") expires on June 3, 2001. The net distributable profits, if any, as determined on a modified cash basis, are distributed each month 60% to the Tunica-Biloxi Tribe and 40% to Lakes.

     Lakes loaned the Tunica-Biloxi Tribe an aggregate of approximately $23.5 million to construct and open Grand Casino Avoyelles, of which amount approximately $3.5 million was not, but may need to be, approved by the BIA and/or NIGC. Approximately $5.4 million of such loans remained outstanding at January 2, 2000.

The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Tunica-Biloxi Agreement.

     The Tunica-Biloxi Agreement was approved by the BIA on February 27, 1992. The Tunica-Biloxi Tribe and the State of Louisiana entered into a tribal-state compact on September 29, 1992, which was approved by the Secretary of the Interior on November 18, 1992. The compact expired on November 18, 1999 and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Tribe have agreed on a six-month extension which has been approved by the Department of the Interior.

     In connection with the Distribution, Lakes and the appropriate subsidiaries made application to the Tribal gaming regulatory authority for a license and obtained certification and licensure by the Louisiana State Police.

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

     On February 25, 1992, Grand, as predecessor to Lakes, entered into a construction agreement and management contract (the "Coushatta Agreement") with the Coushatta Tribe for the development, construction, and management of a casino facility in Elton, Louisiana, on Highway 165. Grand Casino Coushatta is located approximately 60 miles south of Alexandria, Louisiana, and within 200 miles of Houston, Texas. Grand purchased approximately 688 acres of land adjacent to the Coushatta reservation. Grand has donated approximately 530 acres to the Coushatta Tribe. This land has been placed in trust for the Coushatta Tribe. The remaining land was sold to the Coushatta Tribe, and Lakes holds a promissory note to secure payment of the purchase price with an outstanding balance of $1.5 million at January 2, 2000.

     Grand loaned the Coushatta Tribe an aggregate of approximately $38.3 million to construct and open Grand Casino Coushatta, of which amount up to approximately $20.3 million was not, but may need to be, approved by the BIA and/or NIGC. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Coushatta Agreement. Approximately $10.0 million of such loans remained outstanding as of January 2, 2000.

     The Coushatta Tribe constructed a hotel on trust land located adjacent to the casino. Pursuant to the Distribution, Lakes guaranteed $25.0 million of indebtedness incurred by the Tribe in connection therewith. Such indebtedness has a repayment term of approximately five years. Lakes subordinated payment of its management fee and repayment of any loans outstanding from the Coushatta Tribe to the repayment of such indebtedness. As of January 2, 2000, the amount outstanding was $19.3 million.

     The Coushatta Agreement was approved by the BIA on February 27, 1992. The Coushatta Tribe and the State of Louisiana entered into a tribal-state compact on September 15, 1992, which was approved by the Secretary of the Interior on November 4, 1992.

     The compact expired on November 4, 1999 and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Tribe have agreed on a six-month extension which has been approved by the Department of the Interior. In connection with the Distribution, Lakes was certified by the Louisiana State Police to manage the casino.

     The current Coushatta Agreement expires on January 16, 2002. The net distributable profits, if any, as determined on a modified cash basis, are distributed each month 60% to the Coushatta Tribe and 40% to Lakes. The Coushatta Tribe and Lakes have agreed on a five year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new contract will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

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

     Advances of $1.2 million and $13.9 million had been made to the Tunica-Biloxi and Coushatta Tribes, respectively, as of January 2, 2000. Amounts outstanding were $0.8 million and $11.0 million to the Tunica-Biloxi and Coushatta Tribes, respectively.

POLO PLAZA

     On October 1, 1999, the Company purchased the shopping center and land owned by the Nevada Resort Properties Polo Plaza Limited Partnership (the "Partnership") in lieu of exercising its right to purchase the remaining 51% interest in the Partnership. Prior to the purchase, the Company held a 49% ownership interest in the Partnership. In consideration for the purchase, the Company paid approximately $3.3 million and paid off the outstanding partnership mortgage of approximately $6.3 million. A $6.2 million loan to the Partnership made by the Company during January 1999 was repaid and satisfied at the closing by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership. Pursuant to the purchase agreement relating to this transaction, the Partnership is currently being dissolved. Lakes continues to operate the site as a commercial shopping center.

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

     The Louisiana markets are highly competitive and numerous Louisiana casinos, along with others in Mississippi, compete with Grand Casino Coushatta and Grand Casino Avoyelles. A single large land-based casino recently opened in downtown New Orleans and competes for customers with the casinos managed by Lakes. Louisiana has also legalized river boat gaming. There are presently 14 licensed river boats in operation in Louisiana, four of which are presently operating in the vicinity of Lake Charles, Louisiana, within approximately 50 miles of Grand Casino Coushatta, drawing players from the Houston market.

     The river boats compete with Louisiana casinos managed by Lakes. Moreover, the legalization of casino gaming in Texas could have a material adverse effect on the casinos managed by Lakes. Louisiana has also enacted legislation allowing racetracks in certain parishes to install slot machines, which has been approved in local referenda. The slot machine operations could also have a material effect on the casinos managed by Lakes. Video poker machines may be located in facilities that serve liquor, at truck stops, and at pari-mutuel racetracks and off-track betting facilities.

REGULATION

     The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain basic provisions that are currently applicable to Lakes are described below.

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

     INDIAN GAMING

     The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the IGRA, which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the "Secretary") and the BIA. The regulations and guidelines under which NIGC will administer IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

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

     The State of Louisiana has entered into tribal-state compacts with the Coushatta Tribe and the Tunica-Biloxi Tribe. Each of the Louisiana compacts expired in November 1999. The State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been approved by the Department of the Interior. In the event either of the Louisiana compacts is not renewed, legal gaming possibly may not be permitted at the applicable casino location. There can be no assurance that either of the Louisiana compacts will be renewed.

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

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value...in consideration of services for said Indians relative to their lands...unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. Lakes believes that it has complied with the requirements of Section 81 with respect to its management contracts for Grand Casino Avoyelles and Grand Casino Coushatta.

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

EMPLOYEES

     At March 20, 2000, Lakes had approximately 25 employees. Lakes believes its relations with employees are positive.

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

     LAKES' FUNDING OBLIGATION. As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million to cover various commitments and contingencies related to, or arising out of, Grand's Non-Mississippi business and assets (as defined in the Merger Agreement) (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, payable at the end of each year for a four year period subsequent to the effective date of the Merger if the indemnification obligation still exists. Lakes made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying balance sheet as of January 2, 2000. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations.

     HIGHLY REGULATED INDUSTRY. The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Grand and Lakes have requested that the NIGC either approve the Distribution or acknowledge that their approval is not required. There can be no assurance the NIGC approval or any other required approvals will be secured on a timely basis, if at all. See "Regulation."

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

     Pursuant to the terms of the Distribution Agreement, any future liabilities arising out of the various Stratosphere-related lawsuits were assumed by Lakes. In addition other contingent liabilities related to or arising out of Grand's Non-Mississippi business (such as tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries, and director and officer indemnity obligations (see below)) were also assumed by Lakes. Although potential costs associated with these various commitments and contingencies did not increase solely as a result of the Distribution, given the numerous uncertainties associated with litigation and the contingent nature of Lakes' various financial commitments, Lakes is unable to quantify, within any reasonable range, its total exposure if all or any of the pending litigation were to be resolved adversely to Lakes' interests. Nor is Lakes able to assess the likelihood that it will be required to perform on some or all of its contingent financial obligations.

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

     MANAGEMENT CONTRACTS OF LIMITED DURATION. Lakes is prohibited under the IGRA from having an ownership interest in any casino it manages for Indian tribes. The current management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Coushatta Tribe and Lakes have agreed on a five year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by the NIGC upon any such renewal. Lakes anticipates that any renewal of the Grand Casino Coushatta and Grand Casino Avoyelles management contracts will be upon terms less favorable to Lakes. The failure to renew Lakes' management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations.

     The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November, 1992 by the Secretary of the Interior. Each compact expired in November, 1999 and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been approved by the Department of the Interior. In the event the compacts are not renewed, legal gaming may possibly not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. In the event that the compacts are renewed, but Lakes' management contracts are not, Lakes will not operate the casinos at those locations. The non-renewal of the management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations. Currently, the management contracts for Grand Casino Coushatta and Grand Casino Avoyelles generate all of Lakes' operating revenues. Without the renewal of either or both of the existing management contracts or the realization of new business opportunities or new management contracts, the non-renewal of the Louisiana management contracts would have a material adverse impact on Lakes' results of operations and financial condition. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the tribes.

     MANAGEMENT CONTRACTS SUBJECT TO GOVERNMENTAL MODIFICATION. The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. While Lakes believes that its management contracts meet the requirements of the IGRA, NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on Lakes. Currently, the management contracts
(i) have not been reviewed or approved by NIGC and (ii) NIGC could call them for review at any time, in which case NIGC may not approve the contracts at all or may require modification prior to granting approval. In addition, Lakes has made loans to Indian tribes in excess of the loan ceilings set forth in each of the Indian management contracts. Under certain circumstances, these loans may not be enforceable by Lakes. As of January 2, 2000, loan balances outstanding to such tribes were approximately $33.1 million.

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

     DEPENDENCE ON KEY PERSONNEL. Lakes' success will depend largely on the efforts and abilities of its senior corporate management, particularly Lyle Berman, its Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on Lakes. Lakes does not have an employment agreement with Mr. Berman.

     LIMITED BASE OF OPERATIONS. Lakes' principal operations currently consist of the management of two Indian-owned casinos. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. The combination of the relatively small number of managed casinos and the potentially significant investment associated with any new managed casino may cause the operating results of Lakes to fluctuate significantly and adversely affect the profitability of Lakes. Due to this relatively small number of current locations, poor operating results at any one casino or a delay in the opening or non-opening of any future casinos could materially affect the profitability of Lakes. Future growth in revenues and profits will depend to a large extent on Lakes' ability to continue to increase the number of its managed casinos or develop new business opportunities.

     RISKS ASSOCIATED WITH NEW DEVELOPMENT ACTIVITIES. Although Lakes and certain members of its management team have experience developing, operating and managing casinos owned by Indian tribes and located on Indian land, neither the Company nor any of these individuals has developed or operated a casino in either the State of California or the State of Michigan. In addition, the gaming industry in each of the three locations where Lakes plans to develop and operate casinos has no operating history as yet and faces several legal and procedural challenges which will need to be resolved prior to the commencement of Lakes' development activities and the opening and operation of the respective casinos.

     The opening of each of the proposed Lakes' facilities, near San Diego, CA, Sacramento, CA, and in the State of Michigan, respectively, will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

     At this time, Lakes does not have a target date for the start of development and construction of these three projects, and no assurances can be given that even once a schedule for such construction and development activities has been established, such development activities will begin or will be completed on time, or any other time, or that the budget for these projects will not be exceeded. Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or stalling problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or any of these planned casino developments or otherwise affect their design. In addition, once developed, no assurances can be given that the Company will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

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

LAS VEGAS LAND

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

     In connection with the Merger, Lakes agreed with Park Place that Lakes will either exercise, or cause one of its subsidiaries to exercise, the Shark Club Lease purchase option of approximately $10.1 million prior to the earliest time when the landlord could require Lakes (or Grand as the guarantor) to purchase the subject real estate. Lakes is anticipating that date to be April 2000.

     Under the Shark Club Lease, Lakes is required to maintain the leased property. Lakes executed an amendment to the Shark Club Lease that permitted it to raze the property without increasing its security deposit. In exchange. Lakes agreed to waive the payment and accrual of interest on such security deposit.

     TRAVELODGE PARCEL

     A Lakes subsidiary is tenant under a ground lease (the "Travelodge Lease") which commenced on June 17, 1996, and will (unless sooner terminated in accordance with the provisions thereof) remain in effect until June 16, 2095. The Travelodge Lease provides for a base rent (in the initial amount of $166,667 per month) that is adjusted each lease year based on a cost of living formula. In addition to the base rent, the tenant must pay all taxes on and costs of maintaining the leased property. Lakes has the option to purchase the leased property during the 20th lease year for the purchase price of $30 million. Lakes manages the hotel building located on the leased property. A third party had a sublease interest in the leased property. That claimed interest was terminated pursuant to an agreement between the third party and Lakes that provides for payments by Lakes in the amount of $150,000 per quarter for a period of ten years after such party surrendered possession of the property to Lakes. A portion of the building located on the leased property is subleased, which Lakes currently has the right to terminate by making certain prescribed payments, and complying with certain other conditions stated, in the sublease.

     POLO PLAZA SHOPPING CENTER PARCEL

     On October 1, 1999, the Company purchased the shopping center and land owned by the Nevada Resort Properties Polo Plaza Limited Partnership (the "Partnership") in lieu of exercising its right to purchase the remaining 51% interest in the Partnership. Prior to the purchase, the Company held a 49% ownership interest in the Partnership. In consideration for the purchase, the Company paid approximately $3.3 million and paid off the outstanding partnership mortgage of approximately $6.3 million. A $6.2 million loan to the Partnership made by the Company during January 1999 was repaid and satisfied at the closing by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership. Pursuant to the purchase agreement relating to this transaction, the Partnership is currently being dissolved. Lakes continues to operate the site as a commercial shopping center.

     CABLE PARCEL

     Pursuant to a November 1, 1997 Option Agreement, Grand acquired an option to purchase approximately 4.5 acres of land located near the Polo Plaza Shopping Center anytime prior to October 31, 2000. As consideration for the option, Lakes pays the landowner a non-refundable monthly option payment of $80,000. The option agreement states that the purchase price for the land is $18 million.

ITEM 3.  LEGAL PROCEEDINGS

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

     The Court has recently signed a scheduling order, which cuts off fact discovery as of April 30, 2000 and expert discovery as of September 30, 2000. The parties have submitted preliminary pretrial statements, which may be amended after the completion of discovery.

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

     The court recently added the Company as an additional defendant because of its indemnity obligation and stipulation. Park Place has opposed being added to the litigation and plaintiffs' motion to add Park Place as a defendant is pending.

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

     In October of 1999, Motions for Summary Judgment by both parties were denied. Grand's request for appellate court review of the denial as to its motion for summary judgment was denied. The trial court is expected to hold a pretrial conference to address discovery and scheduling issues. Lakes will continue to defend the lawsuit diligently.

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

     In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. The matter is pending.

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

     For the period from January 4, 1999 through January 2, 2000, the high and low sales prices per share of the Company's Common Stock are indicated below, as reported on the Nasdaq National Market:

                                                           FIRST     SECOND      THIRD     FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          -------    -------    -------    -------
Year Ended January, 2, 2000:
  High................................................    $12.38     $11.88     $13.25     $10.31
  Low.................................................      7.88       8.00       9.31       6.84

     On March 20, 2000, the last reported sale price for the Common Stock was $7.9375 per share. As of March 20, 2000, the Company had approximately 10,630,453 shareholders of record.

     The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. So long as Lakes is required to indemnify Grand, as a subsidiary of Park Place, for certain specified liabilities, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes without the written consent of Park Place which consent can be given or withheld in Park Place's sole and absolute discretion. Subject to the foregoing dividend restrictions, the payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company's overall financial condition and any other factors deemed relevant by the Board of Directors. See "Risk Factors -- Operating Covenants -- Dividend Restrictions."

ITEM 6.  SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                         FISCAL YEARS ENDED OR AS OF:
                                     --------------------------------------------------------------------
                                     JANUARY 2,   JANUARY 3,   DECEMBER 28,   DECEMBER 29,   DECEMBER 31,
                                        2000         1999          1997           1996           1995
                                     ----------   ----------   ------------   ------------   ------------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue...................     $  55        $  92         $  79         $    77         $  69
  Total operating income..........        45           76            70              60            58
  Net Earnings (loss).............        29           61            45            (109)(2)        41
  Net Earnings (loss) per share --
     basic........................      2.72         5.80          4.32          (10.46)(2)      4.81
  Net Earnings (loss) per share --
     diluted......................      2.67         5.71          4.20          (10.46)(2)      4.65
OTHER OPERATING DATA:
  EBITDA(1).......................        47           78            71              61            60
BALANCE SHEET:
  Unrestricted Cash and cash
     equivalents..................     $  24        $  57         $  33         $    34         $  33
  Total assets....................       185          161           132             114           233
  Total debt......................         2            1             1               1             1
  Shareholders' equity............       160          132           119             104           229

---------------

(1) 1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998. The Company's revenues and earnings will not include contributions from these operations going forward. EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. EBITDA also excludes the $161 million write off of Grand's investment in Stratosphere Corporation. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under generally accepted accounting principles (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and therefore comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended January 2, 2000, January 3, 1999, December 28, 1997, December 29, 1996 and December 31, 1995 totaled $2 million, $2 million, $1 million, $1 million and $2 million, respectively.

(2) Includes a non-recurring, non-cash $161 million charge related to the write-off of Lakes' investment in Stratosphere Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes was established as a public corporation on December 31, 1998, via a distribution of its Common Stock, to the shareholders of Grand. Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998, Grand shareholders received .25 shares of Lakes Common Stock for each share held in Grand. Historical references to the Company, which preclude the distribution give pro forma effect to the distribution as if it had already occurred.

     Immediately following the Distribution, Grand merged with a subsidiary of Park Place, pursuant to which Grand became a wholly owned subsidiary of Park Place. Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand.

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages two land-based, Indian-owned casinos in Louisiana: Grand Casino Avoyelles, in Marksville, Louisiana, owned by the Tunica-Biloxi Tribe and Grand Casino Coushatta, in Kinder, Louisiana, owned by the Coushatta Tribe. Both management contracts expire seven years from the dates the casinos opened.

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

     On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the

Jamul Indian Village in California. The contract is subject to approval by NIGC. California voters recently approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     On June 22, 1999, the Company announced that it has been selected by the Pokagon Band to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Pokagon Band in the State of Michigan. In connection with its selection, Lakes and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. Casino construction is not planned to start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of NIGC.

     On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the BIA. California voters recently approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     On October 1, 1999, the Company purchased the shopping center and land owned by the Nevada Resort Properties Polo Plaza Limited Partnership in lieu of exercising its right to purchase the remaining 51% interest in the Partnership. Prior to the purchase, the Company held a 49% ownership interest in the Partnership. In consideration for the purchase, the Company paid approximately $3.3 million and paid off the outstanding partnership mortgage of approximately $6.3 million. A $6.2 million loan to the Partnership made by the Company during January 1999 was repaid and satisfied at the closing by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership. Pursuant to the purchase agreement relating to this transaction, the Partnership is currently being dissolved.

     On December 22, 1999, the Company and Rainforest Cafe, Inc. announced plans to merge. Under the terms of the agreement, Rainforest Cafe shareholders would have received .55 of one share of Lakes Common Stock for every share owned in Rainforest Cafe. The transaction was terminated by mutual agreement on January 24, 2000 after Rainforest Cafe, Inc. received an unsolicited offer to purchase Rainforest Cafe, Inc. Lakes will be entitled to a $2 million termination fee in the event Rainforest Cafe, Inc. consummates a competing proposal prior to July 24, 2000.

     Lakes' investments in unconsolidated affiliates include a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group, respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended January 2, 2000, January 3, 1999, and December 28, 1997.

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

     Lakes is prohibited by IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that any of these management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Lakes' management contracts would result in the loss of revenues to Lakes derived from such contracts, which would have a material adverse effect on Lakes' results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992.

     These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the compact for the Tunica-Biloxi Tribe expired November 18, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been approved by the Department of the Interior. The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. In the event the compacts are not renewed, gaming may not be permitted at Grand Casino Avoyelles or Grand Casino Coushatta. There can be no assurance that these compacts will be renewed on terms and conditions acceptable to either of the Tribes.

FISCAL YEAR ENDED JANUARY 2, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 3, 1999

     Revenues. Grand Casino Avoyelles and Grand Casino Coushatta generated $54.7 million in management fee income during the fiscal year ended January 2, 2000. Grand Casino Mille Lacs, Grand Casino Hinckley, Grand Casino Avoyelles and Grand Casino Coushatta generated $92.3 million in management fee income during the fiscal year ended January 3, 1999. Gross revenue increases at Grand Casino Avoyelles and Grand Casino Coushatta partially offset the fact that the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley ended during 1998. Contributing to the increases were a 223-room hotel at Grand Casino Coushatta, which opened in November of 1998 along with a 28,000 square foot casino expansion at Coushatta which opened in December of 1998. Also contributing to the increases were a special events center and RV resort at Grand Casino Avoyelles, which opened during the first quarter of 1998, and the addition of approximately 180 slot machines at Avoyelles from January 3, 1999 to January 2, 2000.

     Costs and Expenses. Total costs and expenses decreased $6.7 million from $16.4 million for the fiscal year ended January 3, 1999 to $9.7 million for the fiscal year ended January 2, 2000. Selling, general, and administrative expenses decreased $6.8 million from $14.6 million for the fiscal year ended January 3, 1999 to $7.8 million for the fiscal year ended January 2, 2000 due primarily to legal, professional and other costs associated with separating Lakes from Grand incurred during 1998.

     Other. Interest income increased $2 million to $7.6 million for the fiscal year ended January 2, 2000 from $5.6 million for the fiscal year ended January 3, 1999 due primarily to interest earned on increased cash balances and additional notes receivable. Interest expense was $0.1 million for both periods. Equity in loss of unconsolidated affiliates increased from $.4 million for the fiscal year ended January 3, 1999 to $2.9 million for the fiscal year ended January 2, 2000 due primarily to investments in Interactive Learning Group, Inc. and Fanball.com.

     Taxes. A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectibility of the note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance, resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place, up to a benefit of approximately $12 million to Lakes.

     Earnings per Common Share and Net Earnings. For the fiscal year ended January 2, 2000 basic and diluted earnings per common share were $2.72 and $2.67, respectively. This compares to basic and diluted earnings per common share of $5.80 and $5.71, respectively, for the fiscal year ended January 3, 1999. Earnings decreased $32.3 million to $28.8 million for the fiscal year ended January 2, 2000 compared to the same period in the prior year.

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

     Costs and Expenses. Total costs and expenses were $16.4 million for the fiscal year ended January 3, 1999 compared to $8.8 million for the same period in the prior year. Selling, general, and administrative expenses increased in the amount of $6.7 million from $7.9 million for the fiscal year ended December 28, 1997 to $14.6 million for the fiscal year ended January 3, 1999 due to legal, professional and other costs associated with separating Lakes from Grand.

     Other. Interest income was $5.6 million and $5.9 million for the fiscal years ended January 3, 1999 and December 28, 1997, respectively. Interest expense was $0.1 million for both periods.

     Taxes. A deferred tax asset was recorded in 1996, when the Company set up a reserve allowance due to uncertainty related to the collectibility of the note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time. Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance, resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place, up to a benefit of approximately $12 million to Lakes.

     Earnings per Common Share and Net Earnings. For the fiscal year ended January 3, 1999 basic and diluted earnings per common share were $5.80 and $5.71, respectively. This compares to basic and diluted earnings of $4.32 and $4.20 per share for the fiscal year ended December 28, 1997. Earnings increased $16 million to $61.2 million for the fiscal year ended January 3, 1999 compared to the same period in the prior year, primarily due to increased management fee income from each of the casino operations.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

     At January 2, 2000 Lakes had $36.5 million in restricted and unrestricted cash and cash equivalents. At January 2, 2000, the Company also had $27.4 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used for loans to current tribal partners to help develop existing operations, the pursuit of additional gaming and non-gaming opportunities, and settlement of pending litigation matters.

     For the years ended January 2, 2000, January 3, 1999, and December 28, 1997, net cash provided by operating activities totaled $8.1 million, $85.8 million, and $35.8 million, respectively. During 1999, $27.4 million of cash and cash equivalents were reclassified as short-term investments. For the years ended January 2, 2000, January 3, 1999, and December 28, 1997, proceeds from repayment of notes receivable amounted to $12.0 million, $6.6 million, and $6.1 million, respectively. Also during these periods, payments for land held for development amounted to $22.9 million, $11.2 million, and $13.2 million, respectively.

     As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999, and such amount is included as restricted cash on the accompanying consolidated balance sheet as of January 2, 2000.

THE YEAR 2000 ISSUE

     The Year 2000 issue was the result of computer programs being written using two digits rather than four digits to define the applicable year. Any programs that have time-sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. If not remedied, this could have resulted in system failure or miscalculations.

     The Company assessed the impact of the Year 2000 on its computer systems, both hardware and software, and developed a plan to timely address the Year 2000 issue. The Company and its currently managed properties spent approximately $1.1 million in the execution of the Year 2000 plan. These expenditures were charged to expense or capitalized in accordance with appropriate accounting policies. To date there have been no material adverse consequences, nor does the Company believe that there will be any future material adverse consequences to the Company's business, operations, or financial condition from the Year 2000 issue. However, there can be no assurances that failure to address the Year 2000 issue by a third party on whom the Company's systems rely, will not have a material adverse effect on the Company.

SEASONALITY

     The Company believes that the operations of all casinos managed by the Company are affected by seasonal factors, including holidays, weather and travel conditions.

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

     These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K for the fiscal year ended January 2, 2000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                               LAKES GAMING, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

LAKES GAMING, INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................    25

Consolidated Balance Sheets as of January 2, 2000 and
  January 3, 1999...........................................    26

Consolidated Statements of Earnings for the fiscal years
  ended January 2, 2000, January 3, 1999, and December 28,
  1997......................................................    27

Consolidated Comprehensive Statements of Earnings for the
  fiscal years ended January 2, 2000, January 3, 1999, and
  December 28, 1997.........................................    28

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended January 2, 2000, January 3, 1999, and
  December 28, 1997.........................................    29

Consolidated Statements of Cash Flows for the fiscal years
  ended January 2, 2000, January 3, 1999, and December 28,
  1997......................................................    30

Notes to Consolidated Financial Statements..................    31

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Gaming, Inc.

     We have audited the accompanying consolidated balance sheets of Lakes Gaming, Inc. (a Minnesota corporation) and Subsidiaries as of January 2, 2000 and January 3, 1999 and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended January 2, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Gaming, Inc. and Subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
January 28, 2000

                      LAKES GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  1999        1998
                                                                --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 24,392    $ 56,774
  Short-term investments....................................      27,433          --
  Current installments of notes receivable..................      15,406       8,561
  Accounts receivable.......................................       5,613      15,217
  Other current assets......................................       7,380       8,126
                                                                --------    --------
Total Current Assets........................................      80,224      88,678
                                                                --------    --------
Property and Equipment-Net..................................       1,888       1,265
                                                                --------    --------
Other Assets:
  Land held for development.................................      54,812      26,647
  Notes receivable-less current installments................      20,022      25,118
  Cash and cash equivalents-restricted......................      12,149       4,992
  Investments in and notes from unconsolidated affiliates...       8,446       8,590
  Other long-term assets....................................       5,997       6,079
                                                                --------    --------
Total Other Assets..........................................     101,426      71,426
                                                                --------    --------
TOTAL ASSETS................................................    $183,538    $161,369
                                                                ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $    488    $     --
  Income taxes payable......................................       6,385      10,811
  Litigation and claims accrual.............................       8,419      10,554
  Other accrued expenses....................................       6,099       4,625
                                                                --------    --------
Total Current Liabilities...................................      21,391      25,990
                                                                --------    --------
Long-term Liabilities:
  Long-term debt-less current installments..................       1,500         975
  Deferred income taxes.....................................         786       2,733
                                                                --------    --------
Total Long-Term Liabilities.................................       2,286       3,708
                                                                --------    --------
TOTAL LIABILITIES...........................................      23,677      29,698
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
     10,629 and 10,576 common shares issued and outstanding
     at January 2, 2000, and January 3, 1999,
     respectively...........................................         106         106
  Additional paid-in-capital................................     131,406     130,929
  Accumulated other comprehensive earnings (loss)...........        (478)        636
  Retained earnings.........................................      28,827          --
                                                                --------    --------
Total Shareholders' Equity..................................     159,861     131,671
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $183,538    $161,369
                                                                ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
       YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 1999       1998       1997
                                                                -------    -------    -------
REVENUES:
  Management fee income.....................................    $54,716    $92,347    $78,515
COSTS AND EXPENSES:
  Selling, general and administrative.......................      7,750     14,557      7,916
  Depreciation and amortization.............................      1,916      1,838        890
                                                                -------    -------    -------
Total Costs and Expenses....................................      9,666     16,395      8,806
                                                                -------    -------    -------
EARNINGS FROM OPERATIONS....................................     45,050     75,952     69,709
                                                                -------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income...........................................      7,580      5,601      5,940
  Interest expense..........................................        (98)       (98)       (98)
  Equity in loss of unconsolidated affiliates...............     (2,925)      (359)      (942)
  Gain (loss) on sale of securities.........................      1,264     (4,473)        --
  Other.....................................................         21        368        117
                                                                -------    -------    -------
     Total other income, net................................      5,842      1,039      5,017
                                                                -------    -------    -------

Earnings before income taxes................................     50,892     76,991     74,726
Provision for income taxes..................................     22,065     15,811     29,523
                                                                -------    -------    -------

NET EARNINGS................................................    $28,827    $61,180    $45,203
                                                                =======    =======    =======
BASIC EARNINGS PER SHARE....................................    $  2.72    $  5.80    $  4.32
                                                                =======    =======    =======
DILUTED EARNINGS PER SHARE..................................    $  2.67    $  5.71    $  4.20
                                                                =======    =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................     10,600     10,550     10,475
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS..............        186        162        284
                                                                =======    =======    =======
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING......     10,786     10,712     10,759
                                                                =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
      YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                 1999       1998       1997
                                                                -------    -------    -------
NET EARNINGS................................................    $28,827    $61,180    $45,203

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) during the period....     (1,114)     3,583     (4,307)
     Less: reclassification adjustment for gains (losses)
       included in net earnings.............................        796     (2,818)        --
                                                                -------    -------    -------
COMPREHENSIVE EARNINGS......................................    $28,509    $61,945    $40,896
                                                                =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                     COMMON STOCK                                                  OTHER            TOTAL
                                    ---------------     ADDITIONAL      DIVISION   RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                    SHARES   AMOUNT   PAID-IN-CAPITAL    EQUITY    EARNINGS   EARNINGS(LOSS)       EQUITY
                                    ------   ------   ---------------   --------   --------   ---------------   -------------
Balance, December 29, 1996........      --      --             --       $102,224        --        $1,360          $103,584
  Distribution to Grand Casinos,
    Inc...........................      --      --             --        (25,682)       --            --           (25,682)
  Other comprehensive earnings....      --      --             --             --        --        (4,307)           (4,307)
  Net earnings....................      --      --             --         45,203        --            --            45,203
                                    ------    ----       --------       --------   -------        ------          --------
Balance, December 28, 1997........      --      --             --        121,745        --        (2,947)          118,798
  Distribution to Grand Casinos,
    Inc...........................      --      --             --        (51,890)       --            --           (51,890)
  Other comprehensive earnings....      --      --             --             --        --         3,583             3,583
  Net earnings....................      --      --             --         61,180        --            --            61,180
  Distribution from Grand Casinos,
    Inc...........................  10,576     106        130,929       (131,035)       --            --                --
                                    ------    ----       --------       --------   -------        ------          --------
Balance, January 3, 1999..........  10,576     106        130,929             --        --           636           131,671
  Issuance of stock on options
    exercised -- net..............      53      --            477             --        --            --               477
  Other comprehensive earnings....      --      --             --             --        --        (1,114)           (1,114)
  Net earnings....................      --      --             --             --    28,827            --            28,827
                                    ------    ----       --------       --------   -------        ------          --------
Balance, January 2, 2000..........  10,629    $106       $131,406       $     --   $28,827        ($ 478)         $159,861
                                    ======    ====       ========       ========   =======        ======          ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED JANUARY 2, 2000, JANUARY 3, 1999 AND DECEMBER 28, 1997
                                 (IN THOUSANDS)

                                                                 1999       1998       1997
                                                                -------    -------    -------
OPERATING ACTIVITIES:
  Net earnings..............................................    $28,827    $61,180    $45,203
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................      1,916      1,838        890
  (Gain) loss on sale of securities.........................     (1,264)     4,473         --
  Equity in loss of unconsolidated affiliates...............      2,925        359        942
  Deferred income taxes.....................................       (276)    (1,040)    (2,930)
  Changes in operating assets and liabilities:
     Accounts receivable....................................      9,604     (8,792)     1,571
     Income taxes...........................................     (4,638)    23,596     (9,357)
     Accounts payable.......................................        488         --         45
     Accrued expenses.......................................       (661)     6,193      1,037
     Other..................................................       (465)    (2,040)    (1,650)
                                                                -------    -------    -------
Net Cash Provided by Operating Activities...................     36,456     85,767     35,751
                                                                -------    -------    -------
INVESTING ACTIVITIES:
  Short-term investments, purchases.........................    (28,829)        --         --
  Short-term investments, sales/maturities..................        500         --         --
  Payments for land held for development....................    (22,949)   (11,229)   (13,153)
  Payments for notes receivable.............................    (12,406)    (7,115)    (1,825)
  Proceeds from repayment of notes receivable...............     11,950      6,567      6,144
  Investment in and notes receivable from unconsolidated
     affiliates.............................................     (8,035)      (807)      (336)
  Increase in restricted cash, net..........................     (7,157)    (3,767)        --
  Decrease (increase) in other long-term assets.............     (2,539)     1,216     (1,435)
  Proceeds from sale of securities..........................        389      4,824         --
  Payments for property and equipment, net..................       (239)        --        (99)
                                                                -------    -------    -------
Net Cash Used in Investing Activities.......................    (69,315)   (10,311)   (10,704)
                                                                -------    -------    -------
FINANCING ACTIVITIES:
  Distribution to Grand.....................................         --    (51,890)   (25,682)
  Proceeds from issuance of common stock....................        477         --         --
  Payments on long-term debt................................         --         --         (9)
                                                                -------    -------    -------
Net Cash Provided by (Used in) Financing Activities.........        477    (51,890)   (25,691)
                                                                -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    (32,382)    23,566       (644)
Cash and cash equivalents -- beginning of period............     56,774     33,208     33,852
                                                                -------    -------    -------
Cash and cash equivalents -- end of period..................    $24,392    $56,774    $33,208
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest..................................................    $    98    $    98    $    98
  Income taxes..............................................     23,676      5,420     41,504

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997

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

     Lakes manages Indian-owned casinos and owns certain other assets related to potential gaming-related development. The Company manages two Indian-owned casinos in Louisiana and previously managed two Minnesota casinos through April 4, 1998 and November 30, 1998. The Company had written off or reserved for its investments and other related costs in Stratosphere Corporation (Stratosphere), which owns the Stratosphere Tower, Casino and Hotel in Las Vegas, Nevada, as of December 29, 1996 in the amount of $161 million. The Company has not recorded any results of Stratosphere's operations in 1997, 1998 or 1999. Stratosphere is the subject of Chapter 11 bankruptcy proceedings. See Note 8 for further discussion. The Second Amended Plan has been approved by the Bankruptcy Court and was declared effective on October 14, 1998. As such, all Stratosphere stock owned by Lakes has been canceled.

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

     Management contracts for the two previously managed Minnesota casinos, Grand Casino Mille Lacs and Grand Casino Hinckley concluded during 1998. The current management contracts for Grand Casino Avoyelles and Grand Casino Coushatta expire June 3, 2001 and January 16, 2002, respectively. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Louisiana management contracts will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Company's management contracts would result in the loss of revenues to the Company derived from such contracts, which would have a material adverse effect on the Company's results of operations. The Coushatta Tribe and the Tunica-Biloxi Tribe each entered into tribal-state compacts with the State of Louisiana on September 29, 1992. These compacts were approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the compact for the Tunica-Biloxi Tribe expired November 18, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and each Tribe have agreed on a six-month extension which has been approved by the Department of the Interior.

     The Coushatta Tribe and the Tunica-Biloxi Tribe are actively negotiating with the State of Louisiana terms for a new compact. In the event the compacts are not renewed, gaming may not be permitted at Grand

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

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

YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on January 2, 2000 (1999), January 3, 1999 (1998), and December 28, 1997 (1997). The
activity from the date of the Transaction to January 3, 1999 was not segregated from the full year's results as it was not material.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting interests are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

     Lakes' investments in unconsolidated affiliates include a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group, respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

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

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consist primarily of funds deposited as security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and funds designated as collateral relating to land held for development. Cash and cash equivalents are stated at cost which approximates fair value.

SHORT-TERM INVESTMENTS

     Investment securities are classified as available-for-sale and stated at market value. Unrealized gains and losses, net of income tax effects, are excluded from income and reported as a component of accumulated other comprehensive income. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements......................................     15 years
Furniture and equipment.....................................   3-10 years

     Property and Equipment consist of the following (in thousands):

                                                          1999      1998
                                                         ------    ------
Land..................................................    1,234       709
Leasehold improvements................................      376       376
Furniture and equipment...............................    1,466     1,227
                                                         ------    ------
                                                          3,076     2,312
Less: Accumulated depreciation........................   (1,188)   (1,047)
                                                         ------    ------
Property and equipment, net...........................    1,888     1,265
                                                         ======    ======

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

SECURITIES AVAILABLE FOR SALE

     The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified all of its investments (except restricted cash reserves) as available for sale, whereby investments are reported at fair value, with unrealized gains and losses reported as accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying consolidated statements of shareholders' equity.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

INTEREST INCOME

     Interest income represents interest on the notes receivable from Indian tribes and interest on cash, cash equivalents and short-term investments. Interest on the notes receivable is recorded as earned based on contractual rates of interest. Interest on cash, cash equivalents and short-term investments reflects interest income realized from investments in savings and money market accounts and other short-term liquid investments.

EARNINGS PER SHARE

     Earnings per share (EPS) is calculated for the periods ended January 3, 1999 and December 28, 1997 based on the exchange of one Lakes share for every four owned Grand shares. For all periods, basic EPS is calculated by dividing earnings by the weighted average common shares outstanding. Diluted EPS reflects the potential dilutive effect of all common stock equivalents outstanding by dividing net income by the weighted average of all common and dilutive shares outstanding.

CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Tunica-Biloxi Tribe of Louisiana and the Coushatta Tribe of Louisiana.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 137 deferred the effective date of SFAS No. 133 to fiscal quarters of all fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company financial statements.

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

     In addition, the Company holds a management contract with the Tunica-Biloxi Tribe of Louisiana for a gaming facility in Marksville, Louisiana, that expires on June 3, 2001 and a management contract with the Coushatta Tribe of Louisiana for a gaming facility in Kinder, Louisiana, that expires on January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

     Under the terms of the contracts, the Company, as manager of the casino, receives a percentage of the distributable profits (as defined in the contract) of the operations as a management fee after payment of certain priority distributions, a cash contingency reserve, and guaranteed minimum payments to the Tribes.

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

3. NOTES RECEIVABLE:

     Notes receivable consist of the following (in thousands):

                                                               JANUARY 2, 2000   JANUARY 3, 1999
                                                               ---------------   ---------------
Notes from the Coushatta Tribe with interest at a defined
  reference rate plus 1% (not to exceed 16%) (9.5% at
  January 2, 2000), receivable in 84 monthly installments
  through January 2002......................................      $ 22,484           $24,392
Notes from the Tunica-Biloxi Tribe with interest at a
  defined reference rate plus 1% (not to exceed 16%) (9.5%
  at January 2, 2000), receivable in 84 monthly installments
  through June 2001.........................................         6,196             9,287
Other.......................................................         6,748                --
                                                                  --------           -------
  Total notes receivable....................................        35,428            33,679
Less -- current installments of notes receivable............       (15,406)           (8,561)
                                                                  --------           -------
  Notes receivable, less current installments...............      $ 20,022           $25,118
                                                                  ========           =======

     The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable from the Coushatta Tribe and the Tunica-Biloxi Tribe is required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through January 2, 2000, no amounts have been withheld under these provisions.

     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through January 2, 2000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

4. INCOME TAXES:

     The provisions for income taxes attributable to earnings for 1999, 1998, and 1997 consisted of the following (in thousands):

                                                                         YEARS ENDED
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                -------    -------    -------
Current:
  Federal...................................................    $17,649    $14,482    $30,307
  State.....................................................      4,692      2,369      2,146
                                                                -------    -------    -------
                                                                 22,341     16,851     32,453
Deferred....................................................       (276)    (1,040)    (2,930)
                                                                -------    -------    -------
                                                                $22,065    $15,811    $29,523
                                                                =======    =======    =======

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings before income taxes for 1999, 1998, and 1997 are summarized as follows:

                                                                     YEARS ENDED
                                                                ---------------------
                                                                1999    1998     1997
                                                                ----    -----    ----
Statutory federal tax rate..................................    35.0%    35.0%   35.0%
State income taxes, net of federal income tax benefit.......     6.0      2.0     1.9
Valuation allowance increases (decreases) on Stratosphere
  losses and write-down.....................................      --    (22.5)     --
Other, net..................................................     2.4      6.0     2.6
                                                                ----    -----    ----
                                                                43.4%    20.5%   39.5%
                                                                ====    =====    ====

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                 1999       1998
                                                                -------    -------
Current deferred tax asset:
  Accruals, reserves and other..............................    $ 6,301    $ 7,370
                                                                =======    =======
Non-current deferred taxes:
  Unrealized investment losses (gains)......................      1,815       (114)
  Capitalized interest......................................     (1,737)    (1,483)
  Development cost amortization.............................       (784)      (960)
  Other.....................................................        (80)      (176)
                                                                -------    -------
Net non-current deferred tax liability......................    $  (786)   $(2,733)
                                                                =======    =======

     A deferred tax asset was recorded in 1996 when the Company set up a reserve allowance due to uncertainty related to the collectability of a note receivable from Stratosphere. However, a full valuation allowance was created for the deferred tax asset and no income tax benefit was recognized at that time.

     Upon writing off the receivable and realizing the tax deduction in 1998, the Company reversed the deferred tax asset valuation allowance resulting in the recognition of a $17.3 million income tax benefit. Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12.0 million to Lakes.

5. LONG-TERM DEBT:

     The Company has two notes payable with third parties. The first is collateralized by certificates of deposit, with $1.0 million outstanding at January 2, 2000 and January 3, 1999. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. The

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

second is collateralized by property with $0.5 million outstanding at January 2, 2000. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due November 5, 2001.

6. STOCK OPTIONS:

     Grand had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand's common stock were granted to officers, directors, and employees.

     Upon the consummation of the Transaction, the holders of outstanding Grand stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Park Place common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Park Place to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand on December 31, 1998. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 2.5 million shares and .2 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

     Information with respect to the stock option plans is summarized as follows:

                                                                  NUMBER OF COMMON SHARES
                                                         ------------------------------------------
                                                            LAKES
                                                           OPTIONS     AVAILABLE     OPTION PRICE
                                                         OUTSTANDING   FOR GRANT    RANGE PER SHARE
                                                         -----------   ----------   ---------------
Balance at January 3, 1999............................    1,054,846            --   $(3.13 - 33.11)
Additional Shares Authorized..........................           --     2,700,000               --
Granted...............................................    1,845,000    (1,845,000)   (8.38 - 10.81)
Canceled..............................................     (527,526)      527,526    (7.42 - 33.11)
Exercised.............................................      (52,467)           --    (3.13 - 11.34)
                                                          ---------    ----------   --------------
Balance at January 2, 2000............................    2,319,853     1,382,526   $(7.42 - 17.72)
                                                          =========    ==========   ==============
Exercisable at January 2, 2000........................      789,353
                                                          =========

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been as follows (in thousands):

                                                                1999      1998      1997
                                                               -------   -------   -------
Net earnings (loss):
  As reported...............................................   $28,827   $61,180   $45,203
  Pro forma.................................................    28,431    59,694    44,570
Net earnings (loss) per share:
  As reported -- Basic......................................   $  2.72   $  5.80   $  4.32
  Pro forma -- Basic........................................      2.68      5.66      4.25
  As reported -- Diluted....................................      2.67      5.71      4.20
  Pro forma -- Diluted......................................      2.64      5.57      4.14

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of the options issued in 1999 range from $8.38 per share to $10.81 per share. The following assumptions were used to estimate the fair value of options:

                                                         1999          1998          1997
                                                      ----------    ----------    -----------
Risk-free interest rate...........................    5.20-6.50%    4.83-5.85%    6.04%-6.98%
Expected life.....................................      10 years      10 years       10 years
Expected volatility...............................     .452-.485     .487-.509      .563-.629
Expected dividend yield...........................            --            --             --

7. EMPLOYEE RETIREMENT PLAN:

     Grand had a section 401(k) employee savings plan for all full-time employees which upon consummation of the Transaction became Lakes' Plan. The savings plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees' gross wages. The Company contributed $.03 million, $.03 million, and $.02 million during 1999, 1998, and 1997, respectively. Company contributions are vested over a period of five years.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain property and equipment under non-cancelable operating leases. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $1.3 million, $0.2 million, and $0.2 million for 1999, 1998, and 1997, respectively. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of January 2, 2000 are as follows (in thousands):

                                                             OPERATING LEASES
2000.......................................................        3,178
2001.......................................................        2,981
2002.......................................................        3,109
2003.......................................................        3,176
2004.......................................................        3,246
Thereafter.................................................       44,303
                                                                 -------
                                                                 $59,993
                                                                 =======

     PURCHASE OPTIONS

     As a condition to the Merger, the Company has agreed to exercise its call option to purchase the Shark Club property in Las Vegas, Nevada, not prior to April 9, 2000 and not later than January 10, 2001. The option purchase price would be approximately $10.1 million.

     The Company also has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017 and an option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $18 million anytime prior to October 31, 2000.

     LOAN GUARANTY AGREEMENTS

     The Company has guaranteed a loan and security agreement entered into by the Tunica-Biloxi Tribe of Louisiana for $16.5 million for the purpose of purchasing a hotel and additional casino equipment. The agreement extends through 2000, and as of January 2, 2000 and January 3, 1999, the amounts outstanding were $2.0 million and $7.3 million, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

     On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of January 2, 2000 and January 3, 1999, the amounts outstanding were $19.3 million and $19.6 million, respectively.

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

     As security to support Lakes' indemnification obligations to Grand under each of the Grand Distribution Agreement and the Park Place Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Transaction. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying balance sheet as of January 2, 2000.

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

     The Court has recently signed a scheduling order, which cuts off fact discovery as of April 30, 2000 and expert discovery as of September 30, 2000. The parties have submitted preliminary pretrial statements, which may be amended after the completion of discovery.

     In February 1997, various defendants, including Grand and Grand's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

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

     The Court recently added the Company as an additional defendant because of its indemnity obligation and stipulation. Park Place has opposed being added to the litigation and plaintiffs' motion to add Park Place as a defendant is pending.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

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

     A subsequently filed Action - William Ahearn, et al v. Caesars World, Inc. et al -- Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

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

     In October of 1999, Motions for Summary Judgment by both parties were denied. Grand's request for expedited appellate court review of the denial as to its motion for summary judgment was denied. The trial court is expected to hold a pretrial conference to address discovery and scheduling issues. Lakes will continue to defend the lawsuit diligently.

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

     In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. The matter is pending.

OTHER LITIGATION

     The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of January 2, 2000.

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

9. SUBSEQUENT EVENTS:

     On January 18, 2000, a Michigan Ingham County Circuit Judge ruled that the Michigan State Legislature acted improperly in 1998 when it approved casino compacts by joint resolution. The Governor of the State of Michigan has indicated that he will appeal the ruling. The ruling directly affects four tribes in Michigan, one of which is the Pokagon Band of Potawatomi Indians with whom Lakes has development and management contracts. Lakes is continuing to work with the Band to have land accepted into Trust by the Secretary of Interior and to have the management agreement approved by the NIGC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JANUARY 2, 2000, JANUARY 3, 1999, AND DECEMBER 28, 1997 -- (CONTINUED)

     On February 7, 2000, Lakes announced that it reached an agreement with the Coushatta Tribe of Louisiana for a five year renewal of its management agreement. The new contract is subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year ended January 2, 2000 (in thousands, except per share amounts):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Net revenues......................................    $15,109    $14,892    $14,440    $10,275
Earnings from operations..........................     12,923     11,521     13,111      7,495
Net earnings......................................      8,562      8,622      7,440      4,203
Earnings per share:
  Basic...........................................    $   .81    $   .81    $   .70    $   .40
  Diluted.........................................        .80        .80        .68        .39

     Year ended January 3, 1999 (in thousands, except per share amounts):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Net revenues......................................    $23,030    $19,718    $21,582    $28,017
Earnings from operations..........................     17,783     18,328     19,603     20,238
Net Earnings......................................     11,703     12,319     25,283     11,875
Earnings per share:
  Basic...........................................    $  1.11    $  1.17    $  2.39    $  1.13
  Diluted.........................................       1.08       1.14       2.37       1.12

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information beginning immediately following the caption "Election of Directors" to, but not including, the caption "Compensation Committee Interlocks and Insider Participation" in the Company's 1999 Proxy Statement, to be filed with the Securities and Exchange Commission within 120 days after the close of the Company's year ended January 2, 2000 and forwarded to shareholders prior to the Company's 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

     The information in the 1999 Proxy Statement beginning immediately following the caption "Executive Compensation" to, but not including, the caption "Director Compensation", is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information in the 1999 Proxy Statement beginning immediately following the caption "Voting Securities and Principal Holders Thereof" to, but not including, the caption "Election of Directors", is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information in the 1999 Proxy Statement under the caption "Certain Transactions" is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

                                                               PAGE
                                                               ----

LAKES GAMING, INC. AND SUBSIDIARIES

Report of Independent Public Accountants....................    25

Consolidated Balance Sheets as of January 2, 2000 and
  January 3, 1999...........................................    26

Consolidated Statements of Earnings for the fiscal years
  ended January 2, 2000, January 3, 1999 and December 28,
  1997......................................................    27

Consolidated Comprehensive Statements of Earnings for the
  fiscal years ended January 2, 2000, January 3, 1999 and
  December 28, 1997.........................................    28

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended January 2, 2000, January 3, 1999 and
  December 28, 1997.........................................    29

Consolidated Statements of Cash Flows for the fiscal years
  ended January 2, 2000, January 3, 1999 and December 28,
  1997......................................................    30

Notes to Consolidated Financial Statements..................    31

(a)(2) None.

(a)(3)

EXHIBITS    DESCRIPTION
--------    -----------

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

  10.7 Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
            First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
            26, 1999.)

  10.8 Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and First Union National Bank (the "Trustee") pursuant to the
            Trust Agreement executed in favor of Grand Casinos, Inc.
            (the "Secured Party"). (Incorporated herein by reference to Exhibit 10.8 to Lakes' Form 10-K dated March 26, 1999.)

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

 10.13      Agreement among Grand, Bob Stupak, Bob Stupak Enterprises,
            Inc. and Grand Casinos Resorts, Inc. dated November 15, 1993 and First and Second Amendments thereto dated December 22,
            1993 and January 25, 1994. (Incorporated herein by reference to Exhibit 10.46 to Grand's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-195650).)

 10.14      Letter Agreement dated as of June 1, 1994 between
            Stratosphere Corporation, Grand Casinos, Inc., Grand Casinos
            Resorts, Inc., Bob Stupak Enterprises, Inc. and Bob Stupak.
            (Incorporated herein by reference to Exhibit 10.80 to Grand's Report on Form 10-Q for the quarter ended July 3,
            1994 (File No. 0-19565).)

 10.15      Amendment to June 1, 1994 Letter Agreement dated November
            16, 1994 between Stratosphere Corporation, Grand Casinos
            Resorts, Inc., Grand Casinos, Inc. Bob Stupak Enterprises,
            Inc. and Bob Stupak. (Incorporated herein by reference to Exhibit 10.48 to Grand's Report on Form 10-K for the fiscal year ended January 1, 1995 (File No. 0-19565).)

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

 10.21 Funding Agreement dated as of September 27, 1996 by and among Grand Casinos, Inc., and Stratosphere Corporation.
            (Incorporated herein by reference to Exhibit 10.1 to Grand's
            Report on Form 10-Q for the quarter ended September 30, 1996.)

 10.22 Letter Agreement dated as of September 27, 1996 by and among Grand Casinos, Inc., Stratosphere Corporation and
            Stratosphere Gaming Corp. (Incorporated herein by reference to Exhibit 10.2 to Grand's Report on Form 10-Q for the quarter ended September 30, 1996.)

 10.23      Restructuring Agreement Regarding Pre-Negotiated Plan of
            Reorganization by and among Stratosphere Corporation, Stratosphere Gaming Corp. and Grand Casinos, Inc. and Member of AD Hoc Committee of holders of $203,000,000 of 14 1/4%
            First Mortgage Notes Due 2002. (Incorporated herein by reference to Exhibit 99.2 to Stratosphere Corporation's Form
            8-K dated January 6, 1997.)

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

 10.29 Sublease entered into effective as of the 30th day of December 1998, between Grand Casinos, Inc., a Minnesota
            Corporation ("Sublessor"), and Lakes Gaming, Inc., a
            Minnesota Corporation ("Sublessee"). (Incorporated herein by reference to Exhibit 10.29 to Lakes' Form 10-K dated March
            26, 1999.)

 10.30      Release and Assumption Agreement dated as of December 31,
            1998, among Hibernia National Bank, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Grand Casinos of Louisiana, Inc. -- Coushatta,
            Grand Casinos, Inc., Lakes Gaming, Inc., a Minnesota corporation and a subsidiary of Grand and Grand Casinos of Louisiana, LLC -- Coushatta, a Minnesota limited liability company and a subsidiary of Lakes. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.31      Commercial Guaranty Agreement made and entered into
            effective as of February 15, 1999, by Lakes Gaming, Inc., a
            Minnesota corporation and Grand Casinos of Louisiana,
            LLC -- Coushatta, a Minnesota limited liability company in favor of Hibernia National Bank, guaranteeing the
            Indebtedness (as defined) of the Coushatta Tribe of
            Louisiana and the Coushatta Tribe of Louisiana Building
            Authority. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Report on Form 10-Q for the quarter ended April 4,
            1999.)

 10.32      Subordination Agreement Granted by Lakes Gaming, Inc., a
            Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.33      Subordination Agreement Granted by Grand Casinos of
            Louisiana, LLC, a Minnesota limited liability company in favor of Hibernia National Bank entered into as of February
            15, 1999. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.34 Dominion Account Agreement dated as of May 1, 1997 between the Coushatta Tribe of Louisiana, a federally recognized
            Indian tribe, the Coushatta Tribe of Louisiana Building
            Authority, an instrumentality of the Coushatta Tribe, Grand
            Casinos of Louisiana, Inc. -- Coushatta, a Minnesota corporation, Grand Casinos, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.35      Subordination Agreement Granted by Lakes Gaming, Inc., a
            Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.36      Subordination Agreement granted by Grand Casinos of
            Louisiana, LLC - Coushatta, a Minnesota limited liability company, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.37      Dominion Account Agreement, dated effective as of December
            17, 1997, between the Coushatta Tribe of Louisiana, a federally recognized Indian Tribe, Grand Casinos of
            Louisiana, Inc. -- Coushatta, a Minnesota corporation, Grand
            Casinos, Inc. a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.
            (Incorporated herein by reference to Exhibit 10.8 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.38 Intercreditor Agreement dated as of February 4, 1998, between Hibernia National Bank and Grand Casinos of
            Louisiana, Inc. -- Coushatta and Grand Casinos, Inc.
            (Incorporated herein by reference to Exhibit 10.9 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.39 Counterpart Signature Page, dated as of February 15, 1999, to that certain Intercreditor Agreement dated as of February
            4, 1998 (the First Intercreditor Agreement), by and among
            Hibernia National Bank, Grand Casinos, Inc. and Grand
            Casinos of Louisiana, Inc. -- Coushatta; entered into pursuant to Section 2 of that certain Release and Assumption
            Agreement dated as of December 31, 1998, by and among the Hibernia National Bank, Grand Casinos, Inc., Grand Casinos of Louisiana, Inc. -Coushatta, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Lakes Gaming, Inc. and Grand Casinos of
            Louisiana, LLC -- Coushatta. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.40      Subordination Agreement granted by Lakes Gaming, Inc., a
            Minnesota Corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.11 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.41      Subordination Agreement granted by Grand Casinos of
            Louisiana, LLC -Coushatta, a Minnesota Limited Liability
            Company, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to
            Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.42      Dominion Account Agreement, dated effective as of December
            18, 1998, between the Coushatta Tribe of Louisiana, a federally recognized Indian tribe, Grand Casinos of Louisiana, LLC -- Coushatta, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association. (Incorporated herein by reference to Exhibit 10.13 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.43      Second Intercreditor Agreement dated as of December 18,
            1998, between Hibernia National Bank, Grand Casinos of
            Louisiana, Inc. -- Coushatta and Grand Casinos, Inc.
            (Incorporated herein by reference to Exhibit 10.14 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.44 Counterpart Signature Page, dated as of February 15, 1999, to that certain Second Intercreditor Agreement dated as of December 18, 1998 (the Second Intercreditor Agreement), by and among Hibernia National Bank, Grand Casinos, Inc. and
            Grand Casinos of Louisiana, Inc. -- Coushatta; entered into pursuant to Section 2 of that certain Release and Assumption
            Agreement dated as of December 31, 1998, by and among the Hibernia National Bank, Grand Casinos, Inc., Grand Casinos of Louisiana, Inc. -- Coushatta, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Lakes Gaming, Inc. and Grand Casinos of
            Louisiana, LLC -- Coushatta. (Incorporated herein by reference to Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.45      Release and Assumption Agreement dated as of December 31,
            1998, among Cottonport Bank, the Tunica-Biloxi Tribe of
            Louisiana, Grand Casinos of Louisiana,
            Inc. -- Tunica-Biloxi, Grand Casinos, Inc., Lakes Gaming,
            Inc., a Minnesota corporation and a subsidiary of Grand and Grand Casinos of Louisiana, LLC -- Tunica-Biloxi, a
            Minnesota limited company and a subsidiary of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 10.16 to Lakes' Report on Form 10-Q for the quarter ended April 4,
            1999.)

 10.46 Commercial Guaranty Agreement made and entered into effective as of February 15, 1999, by Lakes Gaming, Inc., a
            Minnesota corporation and Grand Casinos of Louisiana,
            LLC -- Tunica-Biloxi, a Minnesota limited liability company in favor of the Cottonport Bank, guaranteeing the Indebtedness (as defined) of the Tunica-Biloxi Tribe of Louisiana. (Incorporated herein by reference to Exhibit
            10.17 to Lakes' Report on Form 10-Q for the quarter ended
            April 4, 1999.)

 10.47      Subordination Agreement granted by Lakes Gaming, Inc., a
            Minnesota corporation, in favor of the Cottonport Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.18 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.48      Subordination Agreement granted by Grand Casinos of
            Louisiana, LLC -- Tunica-Biloxi, a Minnesota limited liability company, in favor of the Cottonport Bank entered as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.19 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.49 Non-competition Agreement made and entered into as of December 31, 1998, by and between Lyle Berman and Park Place
            Entertainment Corporation (f/k/a Gaming Co., Inc.) a
            Delaware corporation. (Incorporated herein by reference to Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.50 Equipment Loan Promissory Note in the principal amount of $6,000,000 by and among the Tunica-Biloxi Tribe of Louisiana, as Borrower and Hibernia National Bank, as Lender executed as of May 28, 1999. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended July 4, 1999.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.51      Dominion Account Agreement, dated effective as of May 28,
            1999, between the Tunica-Biloxi Tribe of Louisiana, a
            federally recognized Indian tribe, Grand Casinos of
            Louisiana, LLC -- Tunica-Biloxi, a Minnesota limited
            liability company, Lakes Gaming, Inc., a Minnesota corpora-
            tion, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a
            national banking association. (Incorporated herein by
            reference to Exhibit 10.2 to Lakes' Report on Form 10-Q for the quarter ended July 4, 1999.)

 10.52      Subordination Agreement Granted by Lakes Gaming, Inc., in
            Favor of Hibernia National Bank entered into as of May 28,
            1999. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 4,
            1999.)

 10.53      Intercreditor Agreement dated as of May 28, 1999, between
            The Cottonport Bank, Hibernia National Bank and Grand
            Casinos of Louisiana, LLC -- Tunica-Biloxi and Lakes Gaming,
            Inc. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 4,
            1999.)

 10.54 Commercial Security Agreement entered into between the Tunica-Biloxi Tribe of Louisiana (as Grantor) and Hibernia
            National Bank (as Lender). (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended July 4, 1999.)

 10.55      Subordination Agreement Granted by Grand Casinos of
            Louisiana, LLC -- Tunica-Biloxi in Favor of Hibernia
            National Bank entered into as of May 28, 1999. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form
            10-Q for the quarter ended July 4, 1999.)

 10.56 Equipment Loan Agreement dated effective as of May 28, 1999 made by and between the Tunica-Biloxi Tribe of Louisiana and Hibernia National Bank, a national banking association.
            (Incorporated herein by reference to Exhibit 10.7 to Lakes'
            Report on Form 10-Q for the quarter ended July 4, 1999.)

 10.57      Subscription Agreement and Investment Letter by and among
            Lakes Gaming, Inc., a Minnesota corporation (the
            "Subscriber") and Fanball.com, Inc., a Minnesota corporation
            (the "Company") dated as of June 15, 1999. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form
            10-Q for the quarter ended October 3, 1999.)

 10.58      Stock Purchase Agreement dated as of June 15, 1999 between
            Lakes Gaming, Inc. (the "Buyer") and Richard Kallio (the
            "Seller"). (Incorporated herein by reference to Exhibit 10.2 to Lakes' Report on Form 10-Q for the quarter ended October
            3, 1999.)

 10.59      Subscription Agreement and Investment Letter by and among
            Lakes Gaming, Inc. a Minnesota corporation (the
            "Subscriber") and Interactive Learning Group, Inc., a
            Minnesota corporation (the "Company") dated as of June 25,
            1999. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended October 3,
            1999.)

 10.60      Mutual Termination Agreement by and Among the Registrant,
            Rainforest Cafe, Inc. and RFC Acquisition Co. dated as of
            January 24, 2000. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 8-K dated as of
            January 25, 2000.)

 10.61 Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation.

 10.62 Management Agreement dated as of July 8, 1999, by and between the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation.

 10.63 Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation.

 10.64 Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
            Band of Potawatomi Indians and Lakes Gaming, Inc., a
            Minnesota corporation.

 10.65      Promissory Note (the "Transition Loan Note") dated as of
            July 8, 1999 by and among the Pokagon Band of Potawatomi
            Indians and Lakes Gaming, Inc., a Minnesota corporation.

EXHIBITS    DESCRIPTION
--------    -----------
 10.66      Account Control Agreement dated as of July 8, 1999 by and
            among the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation.

 10.67 Pledge and Security Agreement dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation.

 10.68      Memorandum of Agreement Regarding Gaming Development and
            Management Agreements dated as of the 15th day of February, 2000 by and between the Jamul Indian Village and Lakes
            KAR -- California, LLC, a Delaware limited liability company.

 10.69      Operating Agreement of Lakes Kean Argovitz
            Resorts -- California, LLC dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc. and Kean Argovitz
            Resorts -- Jamul, LLC.

 10.70 Promissory Note dated as of 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
            KAR -- California, LLC, a Delaware limited liability company.

 10.71 Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts -- California, LLC, a Delaware limited liability company.

 10.72      Management Agreement between the Shingle Springs Band of
            Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
            LLC, dated as of the 11th day of June, 1999.

 10.73      Development Agreement between the Shingle Springs Band of
            Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
            LLC, dated as of the 11th day of June, 1999.

 10.74 Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota
            Corporation and Lakes KAR -- Shingle Springs, LLC, a
            Delaware limited liability company.

 10.75 Operating Agreement of Lakes KARSS -- Shingle Springs, LLC, dated as of the 29th day of July, 1999 by Lakes Shingle
            Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
            LLC.

 10.76      Assignment and Assumption Agreement between Kean Argovitz
            Resorts -- Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999.

 10.77      Assignment and Assumption Agreement and Consent to
            Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz
            Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.

 10.78 Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR -- Shingle Springs, LLC, a
            Delaware limited liability company.

 10.79 Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
            Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation.

 10.80 Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
            Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation.

 21         Subsidiaries of the Company.

 23         Consent of Independent Public Accountants Dated March 24,
            2000.

 27         Financial Data Schedule.

---------------

* Management Compensatory Plan or Arrangement.
(b) Reports on Form 8-K.
     (i) A Form 8-K, Item 5. Other Events; and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on December 23, 1999.
(c) See Part IV, Item 14 (a)(3) and the exhibit list immediately above.
(d) None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKES GAMING, INC.
                                          Registrant

                                          By: /s/ LYLE BERMAN
                                            ------------------------------------
                                            Name:  Lyle Berman
                                            Title: Chairman of the Board and
                                                   Chief Executive Officer
                                                   Dated as of March 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2000.

                    NAME                                               TITLE
                    ----                                               -----
               /s/ LYLE BERMAN                 Chairman of the Board and Chief Executive Officer
---------------------------------------------  (Principal Executive Officer)
                 Lyle Berman

             /s/ TIMOTHY J. COPE               Chief Financial Officer and Director
---------------------------------------------  (Principal Financial and Accounting Officer)
               Timothy J. Cope

             /s/ MORRIS GOLDFARB               Director
---------------------------------------------
               Morris Goldfarb

              /s/ RONALD KRAMER                Director
---------------------------------------------
                Ronald Kramer

             /s/ DAVID L. ROGERS               Director
---------------------------------------------
               David L. Rogers

              /s/ NEIL I. SELL                 Director
---------------------------------------------
                Neil I. Sell

             /s/ JOEL N. WALLER                Director
---------------------------------------------
               Joel N. Waller