Form 10-Q
period 2000-04-02
LAKES GAMING INC
filed 2000-05-16
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                    FORM 10-Q
                                   (Mark One)

         X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     --------     SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended April 2, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     --------     SECURITIES EXCHANGE ACT OF 1934


For the transition period from         to
                           Commission File No. 1-12962


                               LAKES GAMING, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Minnesota                                    41-1913991
 ---------------------------------                     ------------------
   (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                     Identification No.)

            130 Cheshire Lane
          Minnetonka, Minnesota                          55305
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

                                 (952) 449-9092
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes X                              No

As of May 10, 2000, there were 10,630,453 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX



                                                                       PAGE OF
                                                                      FORM 10-Q


    PART I.   FINANCIAL INFORMATION

              ITEM 1. FINANCIAL STATEMENTS

                      Consolidated Balance Sheets as of                   3
                      April 2, 2000 and January 2, 2000

                      Consolidated Statements of Earnings                 4
                      for the three months ended  April 2, 2000
                      and April 4, 1999

                      Consolidated Comprehensive Statements               5
                      of Earnings for the Three Months Ended
                      April 2, 2000 and April 4, 1999

                      Consolidated Statements of Cash Flows               6
                      for the three months ended April 2, 2000
                      and April 4, 1999

                      Notes to Consolidated Financial Statements          7

              ITEM 2. MANAGEMENT'S DISCUSSION AND                        11
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS


    PART II.  OTHER INFORMATION

              ITEM 1. LEGAL PROCEEDINGS                                  18

              ITEM 5. OTHER INFORMATION                                  23

              ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                   25

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                             APRIL 2, 2000      JANUARY 2, 2000
--------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                     $  57,914    $  24,392
    Short-term investments                                                           24,307       27,433
    Current installments of notes receivable                                         10,914       15,406
    Accounts receivable                                                               5,224        5,613
    Other current assets                                                              7,186        7,380
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                                105,545       80,224
--------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                            1,163        1,888
--------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                        55,646       54,812
    Notes receivable-less current installments                                       22,015       20,022
    Cash and cash equivalents-restricted                                             11,934       12,149
    Investments in and notes from unconsolidated affiliates                           8,013        8,446
    Other long-term assets                                                            5,371        5,997
--------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  102,979      101,426
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                      $ 209,687    $ 183,538
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                              $     395    $     488
    Income taxes payable                                                             17,754        6,385
    Litigation and claims accrual                                                     8,208        8,419
    Other accrued expenses                                                            5,030        6,099
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                            31,387       21,391
--------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                                          1,500        1,500
    Deferred income taxes                                                               798          786
--------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                           2,298        2,286
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                    33,685       23,677
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,631 and 10,629 common shares issued and outstanding
    at April 2, 2000, and January 2, 2000, respectively                                 106          106
    Additional paid-in-capital                                                      131,423      131,406
    Accumulated other comprehensive earnings (loss)                                    (469)        (478)
    Retained Earnings                                                                44,942       28,827
--------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                          176,002      159,861
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $ 209,687    $ 183,538
========================================================================================================

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                            THREE MONTHS ENDED
                                                                     -----------------------------------
                                                                     APRIL 2, 2000         APRIL 4, 1999
                                                                     -------------         -------------
REVENUES:
     Management fee income                                               $31,053                $15,109

COSTS AND EXPENSES:
     Selling, general and administrative                                   2,054                  1,709
     Depreciation and amortization                                         1,921                    476
-------------------------------------------------------------------------------------------------------
        Total Costs and Expenses                                           3,975                  2,185
-------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                  27,078                 12,924
-------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                       1,630                  1,635
     Interest expense                                                        (24)                   (24)
     Equity in loss of unconsolidated affiliates                            (808)                  (255)
     Other                                                                     -                    411
-------------------------------------------------------------------------------------------------------
        Total other income, net                                              798                  1,767
-------------------------------------------------------------------------------------------------------

Earnings before income taxes                                              27,876                 14,691
Provision for income taxes                                                11,761                  6,128
-------------------------------------------------------------------------------------------------------

NET EARNINGS                                                             $16,115                 $8,563
=======================================================================================================

BASIC EARNINGS PER SHARE                                                   $1.52                  $0.81
=======================================================================================================

DILUTED EARNINGS PER SHARE                                                 $1.52                  $0.80
=======================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                10,630                 10,578
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                 2                    104
-------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                      10,632                 10,682
=======================================================================================================



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

             LAKES GAMING, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                       (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                   -------------------------------
                                                                   APRIL 2, 2000     APRIL 4, 1999
                                                                   -------------     -------------

NET EARNINGS                                                         $16,115             $8,563

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized gains on securities:
          Unrealized holding gains during the period                       9                 --
                                                                     --------------------------
COMPREHENSIVE EARNINGS                                               $16,124             $8,563
                                                                     ==========================


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                           THREE MONTHS ENDED
                                                                                     -------------------------------
                                                                                     APRIL 2, 2000     APRIL 4, 1999
                                                                                     -------------     -------------
OPERATING ACTIVITIES:
     Net earnings                                                                      $16,115            $8,563
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                     1,921               476
       Equity in loss of unconsolidated affiliates                                         808               255
       Changes in operating assets and liabilities:
           Accounts receivable                                                             403               179
           Income taxes                                                                 11,369             6,053
           Accounts payable                                                                (93)              408
           Accrued expenses                                                               (833)           (1,156)
           Other                                                                           193            (1,033)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                               29,883            13,745
-----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, sales/maturities                                            3,103                 -
     Payments for land held for development                                               (834)           (8,383)
     Payments for notes receivable                                                      (8,295)                -
     Proceeds from repayment of notes receivable                                         9,875             1,852
     Investment in and notes receivable from unconsolidated affiliates                    (363)             (175)
     Decrease in restricted cash, net                                                      215                 -
     Increase in other long-term assets                                                    (57)             (113)
     Payments for property and equipment, net                                              (22)             (200)
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                                      3,622            (7,019)
-----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                 17                67
-----------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                   17                67
-----------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                               33,522             6,793
Cash and cash equivalents - beginning of period                                         24,392            56,774
-----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                              $57,914           $63,567
=================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                             $24               $24
      Income taxes                                                                         318               245

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.     BUSINESS:

Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand"). Pursuant to the terms of a Distribution Agreement entered into between Grand and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand shareholders received .25 of one share of Lakes common stock for each share held in Grand. Historical references to the Company which predate the Distribution give pro forma effect to the Distribution as if it had already occurred.

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

Lakes manages Indian-owned casinos and owns certain other assets related to potential gaming-related development. The Company manages an Indian-owned casino in Kinder, Louisiana and previously managed an Indian-owned casino in Marksville, Louisiana through March 31, 2000.

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

Lakes' investments in unconsolidated affiliates include a 24 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended April 2, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

On March 31, 2000 the Company announced that it had reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the three months ended April 2, 2000 is approximately $16 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to National Indian Gaming Commission ("NIGC:") approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Louisiana management contract will be renewed upon expiration or approved by the NIGC upon any such renewal. The failure to obtain approval of the renewed management contract would result in the loss of revenues to the Company derived from such contract, which would have a material adverse effect on the Company's results of operations.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Tribe have agreed on a second six-month extension. The Coushatta Tribe is actively negotiating with the State of Louisiana terms for a new compact. In the event the compact is not renewed, gaming may not be permitted at Grand Casino Coushatta. There can be no assurance that this compact will be renewed on acceptable terms and conditions. See Part II, Item 5. Other Information.

4.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of April 2, 2000 are as follows (in thousands):

                                                  Operating Leases
                                                  ----------------

       2000                                           2,824
       2001                                           3,051
       2002                                           3,109
       2003                                           3,176
       2004                                           3,246
       Thereafter                                    44,179
                                                    -------
                                                    $59,585
                                                    =======

PURCHASE OPTION AGREEMENTS

As a condition to the Merger, the Company has agreed to exercise its call option to purchase the Shark Club property in Las Vegas, Nevada, not prior to April 9, 2000 and not later than January 10, 2001. The option purchase price would be approximately $10 million.

The Company also has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017, and an option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $18 million any time prior to October 31, 2000.

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of April 2, 2000, the amount outstanding was $17.7 million.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



INDEMNIFICATION AGREEMENT

As a part of the Distribution Agreement and the Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand (the "Merger Agreement"), the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. See Part II,
Item 1. Legal Proceedings.

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million during the four-year period subsequent to the effective date of the Merger. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying balance sheets as of April 2, 2000 and January 2, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakes was established as a public corporation on December 31, 1998, via a distribution of its common stock, par value $.01 per share, to the shareholders of Grand. Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes dated as of December 31, 1998, Grand shareholders received .25 of one share of Lakes Common Stock for each share held in Grand. Historical references to the Company which preclude the distribution give pro forma effect to the Distribution as if it had already occurred.


Immediately following the Distribution, Grand merged with a subsidiary of Park Place pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"). Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand.

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages a land-based, Indian-owned casino in Louisiana: Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). The management contract expires seven years from the date the casino opened. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

The Company also managed a second land-based, Indian-owned casino in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe") through March 31, 2000. On March 31, 2000 the Company announced that it had reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000 for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


Lakes develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes' revenues are derived from management fee income from Grand Casino Avoyelles and Grand Casino Coushatta. Subsequent to March 31, 2000 Lakes' revenues will be derived from management fees from Grand Casino Coushatta. For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management of Grand Casino Hinckley ended November 30, 1998, with the buyout of the remaining contract term. Grand commenced operations in September 1990, and opened its first casino, Grand Casino Mille Lacs, in April 1991. Grand Casino Hinckley commenced operations in May 1992, Grand Casino Avoyelles commenced operations in June 1994 and Grand Casino Coushatta commenced operations in January 1995.

Pursuant to the Avoyelles and Coushatta management contracts, Lakes received a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Avoyelles and Grand Casino Coushatta.


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

On December 22, 1999, the Company and Rainforest Cafe, Inc. announced plans to merge. Under the terms of the agreement, Rainforest Cafe shareholders would have received .55 of one share of Lakes Common Stock for every share owned in Rainforest Cafe. The Transaction was terminated by mutual agreement on January 24, 2000. Lakes will be entitled to a $2 million termination fee in the event Rainforest Cafe, Inc. consummates a competing proposal prior to July 24, 2000.

Lakes' investments in unconsolidated affiliates include a 24 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

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

Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Grand Casino Coushatta extension will be approved by NIGC. The failure to obtain approval of the renewed management contract would result in the loss of revenues to Lakes derived from such contract, which would have a material, adverse effect on Lakes' results of operations. The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Coushatta Tribe have agreed on a second six-month extension. The Coushatta Tribe is actively negotiating with the State of Louisiana terms for a new compact. In the event the compact is not renewed, gaming may not be permitted at Grand Casino Coushatta. There can be no assurance that this compact will be renewed on terms and conditions acceptable to the Coushatta Tribe. See Part II, Item 5. Other Information.

THREE MONTHS ENDED APRIL 2, 2000 COMPARED TO THE THREE MONTHS ENDED APRIL 4,
1999

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $31.1 million in management fee income during the three months ended April 2, 2000 compared to $15.1 million for the same period in the prior year. The increase is due to the inclusion of approximately $16.0 million in management fee income relating to the early buyout of the management contract for Grand Casino Avoyelles in the first quarter of 2000.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Costs and Expenses

Total costs and expenses were $4.0 million for the three months ended April 2, 2000, compared to $2.2 million for the same period in the prior year. Selling, general, and administrative expenses increased in the amount of $.4 million from $1.7 million for the three months ended April 4, 1999 to $2.1 million for the three months ended April 2, 2000 due primarily to development expenses for the Company's three new casino locations. Depreciation and amortization expense increased from $.5 million for the three months ended April 4, 1999 to $1.9 million for the three months ended April 2, 2000 due to the increased amortization of $1.4 million in the current year period related to the early buyout of the management contract for Grand Casino Avoyelles.

Other

Interest income was $1.6 million for the three months ended April 2, 2000 and April 4, 1999. Equity in loss of unconsolidated affiliates increased from $.3 million for the three months ended April 4, 1999 to $.8 million for the three months ended April 2, 2000 due primarily to investments in Interactive Learning Group and Fanball.com.

Earnings per Common Share and Net Earnings

For the three months ended April 2, 2000 basic and diluted earnings per common share were $1.52. This compares to basic and diluted earnings of $.81 and $.80 per common share, respectively, for the three months ended April 4, 1999. Earnings increased $7.6 million to $16.1 million for the three months ended April 2, 2000 compared to the same period in the prior year. This increase is primarily due to the early buyout of the management contract for Grand Casino Avoyelles on March 31, 2000. Included in the first quarter 2000 results is approximately $16.0 million in revenue and approximately $1.4 million in increased amortization expense related to the early buyout of the company's management contract of Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana. Net earnings for the quarter, excluding the effect of the early buyout of the Avoyelles management contract, were $.71 per share compared to $.80 per share in the first quarter of 1999.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At April 2, 2000 Lakes had $69.8 million in restricted and unrestricted cash and cash equivalents. At April 2, 2000, the Company also had $24.3 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash balances are planned to be used for loans to current tribal partners to help develop operations, the pursuit of additional gaming and non-gaming opportunities, and potential settlement of pending litigation matters.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



For the three months ended April 2, 2000 and April 4, 1999 net cash provided by operating activities totaled $29.9 million and $13.7 million, respectively. For the same periods, net cash provided by investing activities totaled $3.6 million and net cash used in investing activities totaled $7.0 million, respectively. Included in these investing activities for the three months ended April 2, 2000 and April 4, 1999, are proceeds, primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $9.9 million and $1.9 million, respectively. Advances under notes receivable amounted to $8.3 million and $0 for the three months ended April 2, 2000 and April 4, 1999. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $.8 million and $8.4 million, respectively.

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying consolidated balance sheets as of April 2, 2000 and January 2, 2000.

YEAR 2000

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

These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding these risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended January 2, 2000.

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



The Court has recently signed a scheduled order, which cuts off fact discovery as of April 30, 2000 and expert discovery as of September 30, 2000. The parties have submitted preliminary pretrial statements, which may be amended after the completion of discovery.



In February 1997, various defendants, including Grand and Grand's officers and directors named as defendants, submitted motions to dismiss the amended complaint. Those motions were made on various grounds, including Grand's claim that the amended complaint failed to state a valid cause of action against Grand and Grand's officers and directors.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)






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



On October 6, 1999, the District Court entered its Order, granting in part and denying in part, defendants" Motion for Summary Judgment and Summary Adjudication. The Court dismissed all allegations in reference to (1) Phase II funding levels; (2) "over-allotments uses", as stated in the December 19, 1995 Prospectus; (3) the purpose and use of the Grand Casino Completion Guaranty, as stated in the June 6, 1996 Press Statement; (4) the vague expressions of general optimism (issued within the December 19, 1995 Prospectus, the 10-Q and 10-K Filings, press releases and other public statements) referred to in this Order;
(5) the adoption of statements in securities analysts reports; (6) the alleged utterance of misleading statements before the Nevada Gaming Commission; and (7) the temporary diversion of Phase II proceeds to fund Phase I. The remaining claims relate to the accuracy of defendants' budgetary estimates issued in Stratosphere's December 1995 Prospectus and SEC 10-Q and 10-K Reports. The Court concluded that there were triable issues as to whether defendants misstated anticipated construction costs or omitted to disclose material cost overruns.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




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



The actions have been consolidated as In re: Grand Casinos, Inc. Securities Litigation -- Master File No. 4-96-890 -- and the plaintiffs filed a consolidated complaint. The defendants submitted a motion to dismiss the consolidated complaint, based in part on Grand's claim that the consolidated complaint failed to properly state a cause of action. The consolidated complaint sought class action treatment for a class comprising all persons (other than the defendants) who purchased Grand common stock during the period from December 19, 1995 through July 19, 1996.



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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




The parties have completed follow-up discovery pertaining to the summary judgment motion. The court heard the motion on September 2, 1999. On March 28, 2000, the court granted the motion in part, and denied the motion in part. The court dismissed, with prejudice, all claims against the defendants as to the members of the putative class who did not purchase Grand common stock during the period from December 19, 1995 through June 6, 1996, inclusive.



In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The motion for leave to amend the complaint has been granted and Lakes has filed its answer. Lakes will defend the remaining claims in this action vigorously.


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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


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


OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of April 2, 2000.

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

ITEM 5.       OTHER INFORMATION

The Coushatta Tribe entered into a Tribal-State compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999. The compact would have automatically renewed for an additional seven year term if neither the Tribe nor the State of Louisiana had delivered to the other written notice of non-renewal at least 180 days prior to the applicable expiration date.

On April 7, 1999, the State of Louisiana provided written notice to the Coushatta Tribe of Louisiana of the State's intent not to renew the Tribal-State compact. The State further extended an invitation to the Tribe to continue to discuss mutually advantageous terms and conditions under which the State and the Tribe can enter into a new gaming compact. The Governor and the Tribe have agreed on a second six-month extension which has been submitted to the Department of the Interior for approval.

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

The Tribe is actively negotiating with the State to establish a suitable alternative compact. It is unclear what consequences, if any, might result, in the event the Tribe and the State are unable to either negotiate a suitable alternative compact or agree to an extension of the existing compact. To the knowledge of the Company, there has been no prior instance where an existing compact has expired without either a replacement compact in place or an extension (temporary or permanent) of the present compact.

Nonetheless, the Company's Management Agreement with the Tribe provides that, absent a determination by (i) NIGC, (ii) the Congress of the United States,
(iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction, that the operation of Grand Casino Coushatta would be unlawful under either federal or state law, Lakes and the Tribe are obligated in their duties to each other, as set forth in the Management Agreement.

As outlined above, in the absence of a determination by (i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior or (iv) a final judgment from a court of competent jurisdiction, that the operation of Grand Casino Coushatta would be unlawful under either federal or state law, so long as the Tribe continues to conduct gaming activities at Grand Casino Coushatta, Lakes intends to continue to operate and manage the casino and to abide by the terms and obligations of the Management Agreement.

If the terms of the current Tribal-State compact expire, without the execution of a new compact or the extension of the current compact, there is a risk that
(i) NIGC, (ii) the Congress of the United States, (iii) the Department of the Interior, (iv) the United States Department of Justice or (v) a court of competent jurisdiction could take action against the Tribe and Grand Casino Coushatta resulting in the cessation of gaming operations at the casino and the inability of Lakes to manage the casino.

The cessation of gaming operations at Grand Casino Coushatta or the inability of Lakes to manage the gaming operations at the casino would result in the loss of revenues to Lakes derived from the contract, which would have a material adverse effect on Lakes' results of operations. Currently, the management contract for Grand Casino Coushatta generates all of Lakes' operating revenues. Without the realization of new business opportunities or new management contracts, the cessation of gaming operations at the casino or the inability of Lakes to manage the operations, would have a material adverse impact on Lakes' results of operations and financial condition.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)






ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None




(b)    Reports on Form 8-K

       None

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  May 16, 2000                      LAKES GAMING, INC.
                                          ------------------
                                          Registrant


                                          / S / LYLE BERMAN
                                          -----------------
                                          Lyle Berman
                                          Chairman of the Board,
                                          Chief Executive Officer and
                                          President


                                          / S / TIMOTHY J. COPE
                                          ---------------------
                                          Timothy J. Cope
                                          Executive Vice President and
                                          Chief Financial Officer