Form 10-Q
period 2000-07-02
LAKES GAMING INC
filed 2000-08-16
CIK 1071255

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

For the quarterly period ended July 2, 2000

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE -------- SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to
                               ----------    -------------------
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

                                 (952) 449-9092
              (Registrant's telephone number, including area code)


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

As of August 9, 2000, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                                      PAGE OF
                                                                                                     FORM 10-Q
                                                                                                     ---------
    PART I.       FINANCIAL INFORMATION

                  ITEM 1.     FINANCIAL STATEMENTS

                              Consolidated Balance Sheets as of                                           3
                              July 2, 2000 and January 2, 2000

                              Consolidated Statements of Earnings for                                     4
                              the three months ended July 2, 2000 and
                              July 4, 1999

                              Consolidated Statements of Earnings for the                                 5
                              six months ended July 2, 2000 and July 4, 1999

                              Consolidated Statements of Cash Flows for the                               6
                              six months ended July 2, 2000 and July 4, 1999

                              Notes to Consolidated Financial Statements                                  7

                  ITEM 2.     MANAGEMENT'S DISCUSSION AND                                                13
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

    PART II.      OTHER INFORMATION

                  ITEM 1.     LEGAL PROCEEDINGS                                                          21

                  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF                                         27
                              SECURITY HOLDERS

                  ITEM 5.     OTHER INFORMATION                                                          27

                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                           29


                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                    JULY 2, 2000       JANUARY 2, 2000
----------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                           $23,740               $24,392
    Short-term investments                                                               49,321                27,433
    Current installments of notes receivable                                             12,674                15,406
    Accounts receivable                                                                   4,979                 5,613
    Other current assets                                                                  7,426                 7,380
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                     98,140                80,224
----------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                                1,127                 1,888
----------------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                            56,696                54,812
    Notes receivable-less current installments                                           26,103                20,022
    Cash and cash equivalents-restricted                                                 12,038                12,149
    Investments in and notes from unconsolidated affiliates                               8,530                 8,446
    Other long-term assets                                                                5,006                 5,997
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                      108,373               101,426
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                           $207,640              $183,538
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                       $214                  $488
    Income taxes payable                                                                  2,920                 6,385
    Litigation and claims accrual                                                        25,715                 8,419
    Other accrued expenses                                                                5,799                 6,099
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                34,648                21,391
----------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                                              1,500                 1,500
    Deferred income taxes                                                                   764                   786
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                               2,264                 2,286
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                        36,912                23,677
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 and 10,629 common shares issued and outstanding
    at July 2, 2000, and January 2, 2000, respectively                                      106                   106
    Additional paid-in-capital                                                          131,485               131,406
    Accumulated other comprehensive loss                                                   (494)                 (478)
    Retained Earnings                                                                    39,631                28,827
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                              170,728               159,861
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $207,640              $183,538
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                    THREE MONTHS ENDED
                                                                           -------------------------------------

                                                                           JULY 2, 2000            JULY 4, 1999
                                                                           ------------            ------------

REVENUES:
     Management fee income                                                      $10,655                 $14,892

COSTS AND EXPENSES:
     Selling, general and administrative                                          2,747                   2,892
     Depreciation and amortization                                                  328                     479
----------------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                                 3,075                   3,371
----------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                          7,580                  11,521
----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                              2,116                   2,423
     Interest expense                                                               (24)                    (24)
     Equity in loss of unconsolidated affiliates                                   (397)                   (109)
     Provision for litigation loss                                              (18,000)                      -
     Other                                                                            -                     877
----------------------------------------------------------------------------------------------------------------
         Total other income (expense), net                                      (16,305)                  3,167
----------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                                              (8,725)                 14,688
Provision (benefit) for income taxes                                             (3,414)                  6,066
----------------------------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                                             ($5,311)                 $8,622
================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                                                  ($0.50)                  $0.81
================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                                                ($0.50)                  $0.80
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       10,632                  10,587
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                       10                     192
----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                             10,642                  10,779
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                     SIX MONTHS ENDED
                                                                           ------------------------------------

                                                                           JULY 2, 2000            JULY 4, 1999
                                                                           ------------            ------------
REVENUES:
     Management fee income                                                      $41,708                 $30,001

COSTS AND EXPENSES:
     Selling, general and administrative                                          4,800                   4,602
     Depreciation and amortization                                                2,249                     955
----------------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                                 7,049                   5,557
----------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                         34,659                  24,444
----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                              3,746                   4,059
     Interest expense                                                               (49)                    (49)
     Equity in loss of unconsolidated affiliates                                 (1,205)                   (364)
     Provision for litigation loss                                              (18,000)                      -
     Other                                                                            -                   1,288
----------------------------------------------------------------------------------------------------------------
         Total other income (expense), net                                      (15,508)                  4,934
----------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     19,151                  29,378
Provision for income taxes                                                        8,347                  12,194
----------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                    $10,804                 $17,184
================================================================================================================

BASIC EARNINGS PER SHARE                                                          $1.02                   $1.62
================================================================================================================

DILUTED EARNINGS PER SHARE                                                        $1.02                   $1.60
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       10,631                  10,582
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                        4                     153
----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                             10,635                  10,735
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                          --------------------------------
                                                                                          JULY 2, 2000        JULY 4, 1999
                                                                                          ------------        ------------
OPERATING ACTIVITIES:
     Net earnings                                                                              $10,804            $17,184
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                             2,249                955
       Gain on sale of investment                                                                    -               (875)
       Equity in loss of unconsolidated affiliates                                               1,205                364
       Provision for litigation loss                                                            18,000                  -
       Changes in operating assets and liabilities:
            Accounts receivable                                                                    648                (34)
            Income taxes                                                                        (3,465)            (3,459)
            Accounts payable                                                                      (274)               191
            Accrued expenses                                                                      (557)            (1,701)
            Other                                                                                  (64)            (1,238)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                       28,546             11,387
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                         (27,524)                 -
     Short-term investments, sales/maturities                                                    5,653                  -
     Payments for land held for development                                                     (1,884)           (10,032)
     Payments for notes receivable                                                             (16,771)            (6,764)
     Proceeds from repayment of notes receivable                                                12,503              5,093
     Investment in and notes receivable from unconsolidated affiliates                          (1,283)            (6,639)
     Decrease in restricted cash, net                                                              111                343
     Increase in other long-term assets                                                            (56)              (798)
     Payments for property and equipment, net                                                      (26)              (209)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                          (29,277)           (19,006)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                         79                111
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                           79                111
--------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                         (652)            (7,508)
Cash and cash equivalents - beginning of period                                                 24,392             56,774
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $23,740            $49,266
==========================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
       Interest                                                                                    $49                $49
       Income taxes                                                                             11,638             12,665


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

Lakes manages Indian-owned casinos and owns certain other assets related to potential gaming or commercial development. The Company manages an Indian-owned casino in Kinder, Louisiana and previously managed an Indian-owned casino in Marksville, Louisiana through March 31, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended July 2, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

On March 31, 2000 the Company announced that it had reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the six months ended July 2, 2000 is approximately $16 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to National Indian Gaming Commission ("NIGC") approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Louisiana management contract will be renewed upon expiration or approved by the NIGC upon any such renewal. The failure to obtain approval of the renewed management contract would result in the loss of revenues to the Company derived from such contract, which would have a material adverse effect on the Company's results of operations.

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

4.     LITIGATION SETTLEMENT

A settlement agreement was reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. The settlement agreement is subject to final approval by the respective courts, which is expected to occur later this year. The net income impact of the litigation loss was $10.6 million or $1.00 per diluted share. Adjusted net income, for the six months ended July 2, 2000, excluding the provision for litigation loss was $21.4 million or $2.02 per diluted share. The complaints by the shareholder groups were originally filed in 1996 against various defendants including Grand Casinos, Inc. The complaints included allegations of misrepresentations, federal and state securities law violations and various other claims in connection with the Stratosphere project. As part of the transaction establishing Lakes as a separate public company on December 31, 1998, Lakes agreed to indemnify Grand for all obligations arising out of these lawsuits.

5.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of July 2, 2000 are as follows (in thousands):

                                                 Operating Leases
                                                 ----------------
       2000                                            1,450
       2001                                            2,978
       2002                                            3,109
       2003                                            3,176
       2004                                            3,246
       Thereafter                                     44,179
                                                     -------
                                                     $58,138
                                                     =======

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



PURCHASE OPTION AGREEMENTS

As a condition to the Merger, the Company has agreed to exercise its call option to purchase the Shark Club property in Las Vegas, Nevada, not later than January 10, 2001. The option purchase price will be approximately $10 million.

The Company also has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017, and options to purchase the Cable property in Las Vegas, Nevada for the purchase price of up to approximately $39 million any time prior to January 2, 2003.

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of July 2, 2000, the amount outstanding was $16.1 million.

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

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million during the four-year period subsequent to the effective date of the Merger. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying balance sheets as of July 2, 2000 and January 2, 2000.

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

6.     SUBSEQUENT EVENTS

On July 31, 2000, the Company announced that it had formed a joint venture, Metroplex-Lakes, LLC, with Metroplex, LLC to develop Las Vegas real estate now controlled by Lakes. Metroplex, LLC is owned by Las Vegas based real estate developer Brett Torino who will manage the joint venture.

Metroplex-Lakes, LLC plans to develop an upscale retail, commercial, hotel and entertainment complex on approximately 16 acres surrounding the corner of Harmon Avenue and Las Vegas Boulevard (the "Strip") in Las Vegas. The joint venture has a two-year option to buy the majority of the site from Lakes at a price that will approximately equal Lakes' investment in the property plus the assumption of Lakes' future obligations under a long-term ground lease. The joint venture will also assume Lakes' option to purchase the remainder of the site from a third party.

Lakes will have voting control of the joint venture, however, development decisions affecting the real estate purchased by the joint venture must be mutually agreed upon. Lakes and Metroplex will share results from the joint venture equally.

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing two new gaming facilities on Indian owned land in California. Under the agreement, Lakes will form two separate limited liability companies with MRD Gaming, a limited liability company based in Las Vegas, NV. MRD and its affiliates have successfully developed two other Indian casinos, one in Arizona and one in Kansas. The partnership between Lakes and MRD will hold contracts to develop and open two casino resort facilities with two separate American Indian Tribes in California. Development at each casino resort location will start as soon as various regulatory approvals are obtained by each applicable Tribe.

On August 10, 2000, the Company announced that it is actively negotiating agreements with prospective partners that would result in two new business ventures.

One potential area of new business that Lakes is actively exploring involves the life settlement industry. Lakes has currently agreed to provide up to $3 million in bridge loans to a participant in the industry. Lakes has also agreed in principle to form a wholly-owned subsidiary for the purpose of making a $22.5 million subordinated term loan to the same company. A portion of the term loan is convertible at Lakes' option into a majority ownership interest in the borrower.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)





Lakes' commitment to proceed with the term loan is subject to the borrower's securing a $150 million revolving warehouse credit facility to enable the borrower to purchase and then securitize pools of life settlements. The borrower will use the Lakes' loan proceeds as equity support for the warehouse facility. The proceeds of the warehouse facility will be used to purchase existing life insurance policies from persons 65 years or older. The life settlement business through such a purchase provides liquidity to the holder of the policy during his or her lifetime. The company that Lakes is planning to do business with expects to receive a funding commitment from a warehouse lender in the near future. This transaction is subject to negotiation and execution of definitive documents, due diligence, regulatory approvals and other conditions.

Another business opportunity involves international internet gaming. Lakes is considering establishing one or more web sites to conduct online gaming in a regulated country, taking wagers placed from only outside the United States. Lakes has identified an experienced provider of online gaming technology and is negotiating a contract under which Lakes would license the provider's technology for the new gaming web sites. The provider would create and maintain the gaming web sites under a proposed two year service agreement. Any transaction is subject to negotiation and execution of definitive documents, due diligence, regulatory approvals and other conditions.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)




Lakes develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes' revenues are derived from management fee income from Grand Casino Coushatta. For a portion of fiscal 1998, and prior to the Distribution, Grand also had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management of Grand Casino Hinckley ended November 30, 1998, with the buyout of the remaining contract term. Grand commenced operations in September 1990, and opened its first casino, Grand Casino Mille Lacs, in April 1991. Grand Casino Hinckley commenced operations in May 1992, Grand Casino Avoyelles commenced operations in June 1994 and Grand Casino Coushatta commenced operations in January 1995.

Pursuant to the Coushatta management contract, Lakes receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Coushatta.


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

On October 1, 1999, the Company purchased the shopping center and land owned by the Nevada Resort Properties Polo Plaza Limited Partnership (the "Partnership") in lieu of exercising its right to purchase the remaining 51% interest in the Partnership. Prior to the purchase, the Company held a 49% ownership interest in the Partnership. In consideration for the purchase, the Company paid approximately $3.3 million and paid off the outstanding partnership mortgage of approximately $6.3 million. A $6.2 million loan to the Partnership made by the Company during January 1999 was repaid and satisfied at the closing by offsetting an appropriate amount against the purchase price as agreed by the Company and the Partnership. Pursuant to the purchase agreement relating to this transaction, the Partnership is in the process of being dissolved.

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

On June 19, 2000, the Company announced that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement is subject to final approval by the respective courts, which is expected to occur later this year.

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

RESULTS OF OPERATIONS

Revenues are calculated in accordance with generally accepted accounting principles and are presented in a manner consistent with industry practice. Net distributable profits from Grand Casino Coushatta are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

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

SIX MONTHS ENDED JULY 2, 2000 COMPARED TO THE SIX MONTHS ENDED JULY 4, 1999

Revenues

Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $41.7 million and $30 million in management fee income during the six months ended July 2, 2000 and July 4, 1999, respectively. The increase is due primarily to the inclusion of approximately $16.0 million in management fee income relating to the early buyout of the management contract for Grand Casino Avoyelles in the first quarter of 2000, which is partially offset by the inclusion of no management fees from Grand Casino Avoyelles during the second quarter of 2000.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Costs and Expenses

Total costs and expenses were $7.0 million for the six months ended July 2, 2000, compared to $5.6 million for the same period in the prior year. Depreciation and amortization expense increased from $1.0 million for the six months ended July 4, 1999 to $2.2 million for the six months ended July 2, 2000, due to increased amortization in the current year period related to the early buyout of the management contract for Grand Casino Avoyelles, at the end of the first quarter of 2000.

Other

Provision for litigation loss was $18 million for the six months ended July 2, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement agreement is subject to final approval by the respective courts, which is expected to occur later this year.

Equity in loss of unconsolidated affiliates increased from $.4 million for the six months ended July 4, 1999 to $1.2 million for the six months ended July 2, 2000, due primarily to investments in Interactive Learning Group, Fanball.com and Trak 21. Other income was $0 and $1.3 million for the six months ended July 2, 2000 and July 4, 1999, respectively.

Earnings per Common Share and Net Earnings

For the six months ended July 2, 2000, basic and diluted earnings per common share were $1.02. This compares to basic and diluted earnings of $1.62 and $1.60 per common share, respectively, for the six months ended July 4, 1999. Earnings decreased $6.4 million to $10.8 million for the six months ended July 2, 2000 compared to the same period in the prior year. This decrease is primarily due to the provision for litigation loss of $18 million, which is partially offset by the early buyout of the Company's management contract of Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter of 2000. Total management fees under this expired contract were $19.8 million and $7.4 million, during the periods ended July 2, 2000 and July 4, 1999, respectively.

THREE MONTHS ENDED JULY 2, 2000 COMPARED TO THE THREE MONTHS ENDED JULY 4, 1999

Revenues

Grand Casino Coushatta generated approximately $10.7 million in management fee income during the three months ended July 2, 2000. Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $14.9 million in management fee income during the three months ended July 4, 1999. This decrease is due to the early buyout of the Company's management contract of Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter of 2000. The Company's current year period revenues do not include contributions from this operation.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Costs and Expenses

Total costs and expenses were $3.1 million for the three months ended July 2, 2000, compared to $3.4 million for the same period in the prior year. Selling, general, and administrative expenses and depreciation and amortization expense decreased slightly in comparison with the prior year period.

Other

Provision for litigation loss was $18 million for the three months ended July 2, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement agreement is subject to final approval by the respective courts, which is expected to occur later this year.

Other income was $0 and $.9 million for the three months ended July 2, 2000 and July 4, 1999, respectively.

Earnings per Common Share and Net Earnings

For the three months ended July 2, 2000 basic and diluted losses per common share were $.50. This compares to basic and diluted earnings of $.81 and $.80 per common share, respectively, for the three months ended July 4, 1999. Losses totaled $5.3 million for the three months ended July 2, 2000 compared to earnings of $8.6 million for the same prior year period. Included in the second quarter 2000 results is a provision for litigation loss of $18 million as described above. Also contributing to the decrease in earnings was the early buyout of the management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana, which occurred at the end of the first quarter of 2000. The Company's current year period earnings do not include contributions from this operation. Second quarter net earnings for 1999 when excluding results related to Grand Casino Avoyelles were $.61 per share compared to $.50 per share before provision for litigation loss, for the second quarter of 2000. The decrease in earnings relates primarily to decreases in interest income and other income of $.3 million and $.9 million, respectively, and an increase in equity in unconsolidated affiliates of $.3 million during the second quarter of 2000 compared to the second quarter of 1999.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At July 2, 2000, Lakes had $35.8 million in restricted and unrestricted cash and cash equivalents. At July 2, 2000, the Company also had $49.3 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash balances are planned to be used for loans to current tribal partners to help develop operations, the pursuit of additional gaming and non-gaming opportunities, and potential settlement of pending litigation matters.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



For the six months ended July 2, 2000 and July 4, 1999, net cash provided by operating activities totaled $28.5 million and $11.4 million, respectively. For the same periods, net cash used in investing activities totaled $29.3 million $19.0 million, respectively. Included in these investing activities for the six months ended July 2, 2000 and July 4, 1999, are proceeds, primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $12.5 million and $5.1 million, respectively. Advances under notes receivable amounted to $16.8 million and $6.8 million for the six months ended July 2, 2000 and July 4, 1999, respectively. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $1.9 million and $10.0 million, respectively, and short-term investments increased $21.9 million and $0, respectively.

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying consolidated balance sheets as of July 2, 2000 and January 2, 2000.

SEASONALITY

The Company believes that the operation of casinos managed by the Company are affected by seasonal factors, including holidays, weather and travel conditions.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




The parties have reached a tentative settlement covering the Stratosphere shareholders litigation. A draft stipulation of settlement is currently under review. The Stratosphere state and federal settlement will be $9 million, if approved, inclusive of all plaintiffs fees and costs. The $9 million was placed into an account by Lakes on behalf of the recipients in July 2000.



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


As described under "Stratosphere Shareholders Litigation - Federal Court" above, the parties have reached a tentative $9 million settlement covering the Stratosphere shareholders litigation in federal and state courts.


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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




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



On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The settlement agreement is subject to final approval by the U.S. District Court for the District of Minnesota. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000.


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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




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



In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court has subsequently denied Grand's request for expedited appellate court review as to the portions of Motions that were denied. Thereafter, the parties jointly sought the Court's consideration of a subsequent summary judgment motion. The Court declined the parties' request and instead required the filing of an extensive joint pretrial order. The Court has recently scheduled the matter for trial on September 12, 2000. The Court further advised that a telephonic calendar call is scheduled for August 30, 2000. Lakes will continue to defend the lawsuit diligently.


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


OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of July 2, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a)   The Annual Meeting of Shareholders was held on May 3, 2000.

              (b)   Matters voted upon:

                    (1)    Directors elected at meeting:

                                                   Affirmative                        Authority
                                                      Votes                           Withheld
                                                   -----------                       ----------
              Lyle Berman                           9,755,678                         149,677
              Morris Goldfarb                       9,756,345                         149,010
              Ronald Kramer                         9,756,320                         149,035
              Neil I. Sell                          9,756,345                         149,010
              Timothy J. Cope                       9,756,308                         149,047
              Joel N. Waller                        9,756,345                         149,010

                    (2) The appointment of Arthur Andersen, LLP, Certified
                        Public Accountants, as independent auditors of the Company for the 2000 fiscal year was ratified:

                                            Affirmative              Negative
                                               Votes                   Votes             Abstentions
                                            ------------            ----------           -----------
                                             9,875,517                12,288                 17,550


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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)






ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Joint Contribution Agreement by and between Grand Casinos Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and Metroplex-Lakes, LLC dated as of April 25, 2000.

       10.2 Member Control Agreement of Metroplex-Lakes, LLC by and between Grand Casinos Nevada I, Inc., Metroplex, LLC, and Metroplex-Lakes, LLC dated as of April 25, 2000.

       10.3 Real Estate Option Agreement by and between Grand Casinos Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC dated as of April 25, 2000.

       10.4 Amended and Restated Option Agreement by and between Martin J. Cable and Olga B. Cable, as Trustees of the Cable Family Trust and Grand Casinos Nevada I, Inc. dated as of June 1, 2000.

       27     Financial Data Schedule (for SEC use only)



(b)    Reports on Form 8-K

       (i)    A Form 8-K, Item 5.  Other Events, was filed on August 4, 2000.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  August 16, 2000             LAKES GAMING, INC.
                                    ------------------
                                    Registrant


                                    /S/ LYLE BERMAN
                                    ---------------------------------------
                                    Lyle Berman
                                    Chairman of the Board,
                                    Chief Executive Officer and
                                    President


                                    /S/ TIMOTHY J. COPE
                                    ---------------------------------------
                                    Timothy J. Cope
                                    Executive Vice President and
                                    Chief Financial Officer