Form 10-Q
period 2000-10-01
LAKES GAMING INC
filed 2000-11-15
CIK 1071255

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

For  the quarterly period ended October 1, 2000

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     --------     SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from      to
                                                ------  -----
                           Commission File No. 1-12962


                               LAKES GAMING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                             41-1913991
----------------------------                                 ----------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                           Identification No.)

           130 Cheshire Lane
          Minnetonka, Minnesota                                    55305
----------------------------------------                         ----------
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

As of November 8, 2000, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX


                                                                        PAGE OF
                                                                       FORM 10-Q
                                                                       ---------

    PART I.       FINANCIAL INFORMATION

                  ITEM 1.  FINANCIAL STATEMENTS

                           Consolidated Balance Sheets as of                3
                           October 1, 2000 and January 2, 2000

                           Consolidated Statements of Earnings for          4
                           the three months ended October 1, 2000 and
                           October 3, 1999

                           Consolidated Statements of Comprehensive         5
                           Earnings for the three months ended October
                           1, 2000 and October 3, 1999

                           Consolidated Statements of Earnings for the      6
                           nine months ended October 1, 2000 and
                           October 3, 1999

                           Consolidated Statements of Comprehensive         7
                           Earnings for the nine months ended October
                           1, 2000 and October 3, 1999

                           Consolidated Statements of Cash Flows for the    8
                           nine months ended October 1, 2000 and
                           October 3, 1999

                  Notes to Consolidated Financial Statements                9

                  ITEM 2.  MANAGEMENT'S DISCUSSION AND                     15
                           ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

    PART II.      OTHER INFORMATION

                  ITEM 1.  LEGAL PROCEEDINGS                               25

                  ITEM 5.  OTHER INFORMATION                               31

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                33

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              OCTOBER 1, 2000    JANUARY 2, 2000
                                                              ---------------    ----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                   $  21,295          $  24,392
    Short-term investments                                         32,549             27,433
    Current installments of notes receivable                       15,100             15,406
    Accounts receivable                                             4,712              5,613
    Other current assets                                            7,810              7,380
                                                                ---------          ---------
Total Current Assets                                               81,466             80,224
                                                                ---------          ---------
Property and Equipment-Net                                          1,102              1,888
                                                                ---------          ---------
Other Assets:
    Land held for development                                      57,639             54,812
    Notes receivable-less current installments                     28,133             20,022
    Cash and cash equivalents-restricted                           30,153             12,149
    Investments in and notes from unconsolidated affiliates         8,823              8,446
    Other long-term assets                                          4,656              5,997
                                                                ---------          ---------
Total Other Assets                                                129,404            101,426
                                                                ---------          ---------
TOTAL ASSETS                                                    $ 211,972          $ 183,538
                                                                =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                            $     167          $     488
    Income taxes payable                                            1,830              6,385
    Litigation and claims accrual                                  25,479              8,419
    Other accrued expenses                                          6,532              6,099
                                                                ---------          ---------
Total Current Liabilities                                          34,008             21,391
                                                                ---------          ---------
Long-term Liabilities:
    Long-term debt                                                  1,500              1,500
    Deferred income taxes                                             731                786
                                                                ---------          ---------
Total Long-Term Liabilities                                         2,231              2,286
                                                                ---------          ---------
TOTAL LIABILITIES                                                  36,239             23,677
                                                                ---------          ---------

COMMITMENTS AND CONTINGENCIES - NOTE 6
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 and 10,629 common shares issued and outstanding
    at October 1, 2000, and January 2, 2000, respectively             106                106
    Additional paid-in-capital                                    131,485            131,406
    Accumulated other comprehensive earnings (loss)                  (466)              (478)
    Retained earnings                                              44,608             28,827
                                                                ---------          ---------
Total Shareholders' Equity                                        175,733            159,861
                                                                ---------          ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 211,972          $ 183,538
                                                                =========          =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL statements.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                       THREE MONTHS ENDED
                                                ----------------------------------

                                                OCTOBER 1, 2000    OCTOBER 3, 1999
                                                ---------------    ---------------
REVENUES:
      Management fee income                         $ 10,684          $ 14,440

COSTS AND EXPENSES:
      Selling, general and administrative              2,647               849
      Depreciation and amortization                      329               480
                                                    --------          --------
          Total Costs and Expenses                     2,976             1,329
                                                    --------          --------

EARNINGS FROM OPERATIONS                               7,708            13,111
                                                    --------          --------

OTHER INCOME (EXPENSE):
      Interest income                                  2,040             1,781
      Interest expense                                   (24)              (24)
      Equity in loss of unconsolidated affiliates       (797)           (1,408)
      Other                                               61               129
                                                    --------          --------
          Total other income, net                      1,280               478
                                                    --------          --------

Earnings before income taxes                           8,988            13,589
Provision for income taxes                             4,012             6,149
                                                    --------          --------
NET EARNINGS                                        $  4,976          $  7,440
                                                    ========          ========

BASIC EARNINGS PER SHARE                            $   0.47          $   0.70
                                                    ========          ========

DILUTED EARNINGS PER SHARE                          $   0.46          $   0.68
                                                    ========          ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            10,638            10,606
Dilutive Effect of Stock Compensation Programs            74               330
                                                    --------          --------
Weighted Average Common and Diluted
  SHARES OUTSTANDING                                  10,712            10,936
                                                    ========          ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

             LAKES GAMING, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                       (IN THOUSANDS)


                                                                       THREE MONTHS ENDED
                                                              -------------------------------------
                                                               OCTOBER 1, 2000    OCTOBER 3, 1999
                                                              -----------------   -----------------

NET EARNINGS                                                            $4,976              $7,440

OTHER COMPREHENSIVE EARNINGS, NET OF TAX:
     Unrealized losses on securities:
          Unrealized holding losses during the period                       (8)                (20)
          Less:  reclassification adjustment for gains
             included in net earnings                                       36                  81
                                                              -----------------   -----------------

COMPREHENSIVE EARNINGS                                                  $5,004              $7,501
                                                              =================   =================

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                         NINE MONTHS ENDED
                                                 ---------------------------------

                                                 OCTOBER 1, 2000   OCTOBER 3, 1999
                                                 ---------------   ---------------
REVENUES:
      Management fee income                         $ 52,392           $ 44,441
COSTS AND EXPENSES:
      Selling, general and administrative              7,447              5,451
      Depreciation and amortization                    2,578              1,435
                                                    --------           --------
          Total Costs and Expenses                    10,025              6,886
                                                    --------           --------

EARNINGS FROM OPERATIONS                              42,367             37,555
                                                    --------           --------

OTHER INCOME (EXPENSE):
      Interest income                                  5,786              5,839
      Interest expense                                   (73)               (73)
      Equity in loss of unconsolidated affiliates     (2,003)            (1,771)
      Other                                               63              1,417
      Provision for litigation loss                  (18,000)                --
                                                    --------           --------
          Total other income (expense), net          (14,227)             5,412
                                                    --------           --------

Earnings before income taxes                          28,140             42,967
Provision for income taxes                            12,359             18,343
                                                    --------           --------

NET EARNINGS                                        $ 15,781           $ 24,624
                                                    ========           ========

BASIC EARNINGS PER SHARE                            $   1.48           $   2.33
                                                    ========           ========

DILUTED EARNINGS PER SHARE                          $   1.48           $   2.28
                                                    ========           ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            10,633             10,590
Dilutive Effect of Stock Compensation Programs            25                215
                                                    --------           --------
Weighted Average Common and Diluted
  SHARES OUTSTANDING                                  10,658             10,805
                                                    ========           ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL statements.

             LAKES GAMING, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                       (IN THOUSANDS)

                                                                       NINE MONTHS ENDED
                                                              -------------------------------------
                                                               OCTOBER 1, 2000     OCTOBER 3, 1999
                                                              -----------------   -----------------
NET EARNINGS                                                           $15,781              $24,624

OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
     Unrealized losses on securities:
          Unrealized holding losses during the period                      (24)                (852)
          Less:  reclassification adjustment for gains
             included in net earnings                                       36                  633
                                                              -----------------   -----------------

COMPREHENSIVE EARNINGS                                                 $15,793              $24,405
                                                              =================   =================


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                 NINE MONTHS ENDED
                                                                      ------------------------------------
                                                                      OCTOBER 1, 2000      OCTOBER 3, 1999
                                                                      --------------       ---------------
OPERATING ACTIVITIES:
      Net earnings                                                        $ 15,781             $ 24,624
      Adjustments to reconcile net earnings to net cash
        provided by operating activities:
       Depreciation and amortization                                         2,578                1,435
       Gain on sale of investment                                              (61)                (875)
       Equity in loss of unconsolidated affiliates                           2,003                1,771
       Provision for litigation loss                                        18,000                   --
       Changes in operating assets and liabilities:
            Accounts receivable                                              1,065                8,637
            Income taxes                                                    (4,555)              (2,856)
            Accounts payable                                                  (321)                 215
            Accrued expenses                                                   (59)              (2,111)
            Other                                                             (511)                (439)
                                                                          --------             --------
Net Cash Provided by Operating Activities                                   33,920               30,401
                                                                          --------             --------

INVESTING ACTIVITIES:
      Short-term investments, purchases                                    (52,795)                  --
      Short-term investments, sales/maturities                              47,850                   --
      Payments for land held for development                                (2,977)             (21,868)
      Payments for notes receivable                                        (24,511)              (6,763)
      Proceeds from repayment of notes receivable                           15,188                8,521
      Investment in and notes receivable from unconsolidated affiliates     (1,787)              (7,592)
      (Increase) decrease in restricted cash, net                          (18,004)                 343
      Increase in other long-term assets                                       (18)              (6,191)
      Payments for property and equipment, net                                 (42)                (230)
                                                                          --------             --------
Net Cash Used in Investing Activities                                      (37,096)             (33,780)
                                                                          --------             --------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                    79                  354
                                                                          --------             --------
Net Cash Provided by Financing Activities                                       79                  354
                                                                          --------             --------
Net decrease in cash and cash equivalents                                   (3,097)              (3,025)
Cash and cash equivalents - beginning of period                             24,392               56,774
                                                                          --------             --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 21,295             $ 53,749
                                                                          ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest                                                           $     73             $     73
       Income taxes                                                         16,717               18,202

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL statements.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     BUSINESS

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

Lakes currently manages the largest casino resort in Louisiana and has entered into development and management agreements with three separate tribes for three new casino operations, one in Michigan and two in California. The Company also has agreements for the development of two additional casinos on Indian owned land in California through a joint venture, and has entered into a joint venture agreement for the development of land on the Las Vegas strip.

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

Lakes' investments in unconsolidated affiliates include a 23 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended October 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 2000.

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

On March 31, 2000 the Company announced that it had reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the nine months ended October 1, 2000 is approximately $16 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to National Indian Gaming Commission ("NIGC") approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Louisiana management contract will be renewed upon expiration or approved by the NIGC upon any such renewal. The failure to obtain approval of the renewed management contract would result in the loss of revenues to the Company derived from such contract, which would have a material adverse effect on the Company's results of operations.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Tribe have agreed on a second six-month extension which will expire November 17, 2000. The Coushatta Tribe is actively negotiating with the State of Louisiana terms for a new compact. In the event the compact is not renewed, it is possible that gaming may not be permitted at Grand Casino Coushatta. There can be no assurance that this compact will be renewed on acceptable terms and conditions. See Part II, Item 5. Other Information.

4.     NOTES RECEIVABLE

Notes receivable consist of the following (in thousands):

                                                                         October 1, 2000   January 2, 2000
                                                                         ---------------   ---------------
Notes from the Coushatta Tribe with variable interest
rates (10.5% at October 1, 2000), receivable in 84
monthly installments through January 2002                                    $15,078           $22,484

Notes from the Tunica-Biloxi Tribe with variable
interest rates                                                                     -             6,196

Notes from the Pokagon Band of Potawatomi Indians with
variable interest rates (10% at October 1, 2000), receivable
in 60 monthly installments subsequent to commencement date                    15,442             2,035

Notes from the Shingle Springs Band of Miwok Indians with
variable interest rates (11.5% at October 1, 2000),
receivable in 12 monthly installments subsequent to
commencement date                                                              4,020             1,559

Notes from the Jamul Indian Village with variable interest
rates (11.5% at October 1, 2000), receivable in 12 monthly
installments subsequent to commencement date                                   2,233               859

Other                                                                          6,460             2,295
                                                                            --------          --------
Total notes receivable                                                        43,233            35,428

Less - current installments of notes receivable                              (15,100)          (15,406)
                                                                            --------          --------

Notes receivable, less current installments                                 $ 28,133          $ 20,022
                                                                            ========          ========

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through October 1, 2000, no amounts have been withheld under these provisions.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through October 1, 2000.

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

5.     LITIGATION SETTLEMENT

A settlement agreement was reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. The $18 million has been placed by Lakes into escrow accounts on behalf of the recipients. The settlement agreement is subject to final approval by the respective courts, which is expected to occur later this year. The net income impact of the litigation loss was $10.6 million or $1.00 per diluted share. Adjusted net income, for the nine months ended October 1, 2000, excluding the provision for litigation loss was $26.4 million or $2.48 per diluted share. The complaints by the shareholder groups were originally filed in 1996 against various defendants including Grand Casinos, Inc. The complaints included allegations of misrepresentations, federal and state securities law violations and various other claims in connection with the Stratosphere project. As part of the transaction establishing Lakes as a separate public company on December 31, 1998, Lakes agreed to indemnify Grand for all obligations arising out of these lawsuits.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of October 1, 2000 are as follows (in thousands):

                                                          Operating Leases
                                                          ----------------
                           2000                                      725
                           2001                                    2,978
                           2002                                    3,109
                           2003                                    3,176
                           2004                                    3,246
                           Thereafter                             44,179
                                                                 -------
                                                                 $57,413
                                                                 =======

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

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of October 1, 2000, the amount outstanding was $14.6 million.

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

As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million during the four-year period subsequent to the effective date of the Merger. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying balance sheets as of October 1, 2000 and January 2, 2000.

As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

7.     SUBSEQUENT EVENTS

On October 16, 2000, the Company and the Pokagon Band of Potawatomi Indians entered into Amended and Restated Development and Management Agreements which extended those agreements from five to seven years from the commencement of gaming. The agreements are subject to various regulatory approvals.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share, to the shareholders of Grand Casinos, Inc. ("Grand"). Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes dated as of December 31, 1998 (the "Distribution Agreement"), Grand shareholders received .25 of one share of Lakes Common Stock for each share held in Grand. Historical references to the Company which preclude the Distribution give pro forma effect to the Distribution as if it had already occurred.

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

On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the Jamul Indian Village in California. The contract is subject to approval by NIGC. In March of 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). In March of 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

Lakes' investments in unconsolidated affiliates include a 23 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Lakes invested $3.4 million and $3 million in Fanball.com and Interactive Learning Group respectively, at the end of the second quarter of 1999. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities.

On June 19, 2000, the Company announced that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement is subject to final approval by the respective courts, which is expected to occur later this year.

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

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing two new gaming facilities on Indian owned land in California. Under the agreement, Lakes formed two separate limited liability companies with MRD Gaming, a limited liability company. MRD and its affiliates have successfully developed two other Indian casinos, one in Arizona and one in Kansas. The partnership between Lakes and MRD holds contracts to develop two casino facilities with two separate American Indian Tribes in California. One such tribe is the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. The second tribe is the Paskenta Band of Nomlaki Indians with a planned casino site located on Highway 5 near Chico, California and approximately 100 miles north of Sacramento. Development at each casino location will start as soon as various regulatory approvals are obtained by each applicable tribe. Development is also subject to completion of definitive financing arrangements.

On August 10, 2000, the Company announced that it is actively negotiating agreements with prospective partners that would result in two additional new business ventures.

One potential new business venture that Lakes is actively exploring involves the life settlement industry. Lakes has currently agreed to provide up to $3 million in bridge loans to a participant in the industry. Lakes has also agreed in principle to form a wholly-owned subsidiary for the purpose of making a $22.5 million subordinated term loan to the same company which would include the $3 million in bridge loans. A portion of the term loan is convertible at Lakes' option into a majority ownership interest in the borrower. Lakes' commitment to proceed with the term loan is subject to the borrower's securing a $150 million revolving warehouse credit facility to enable the borrower to purchase and then securitize pools of life settlement policies. The borrower will use the Lakes' loan proceeds as equity support for the warehouse facility. The proceeds of the warehouse facility will be used to purchase existing life insurance policies from persons 65 years or older. The life settlement business through such a purchase provides liquidity to the holder of the policy during his or her lifetime. The company that Lakes is negotiating the subordinated borrowing with expects to receive a funding commitment from a warehouse lender in the near future. This transaction is subject to negotiation and execution of definitive documents, due diligence, regulatory approvals and other conditions.

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

Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year and the buy-out and/or cessation of other casino management contracts. Lakes' growth strategy contemplates the expansion of existing operations, the pursuit of opportunities to develop and manage additional gaming facilities and the pursuit of new business opportunities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

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

Lakes is prohibited by the IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Grand Casino Coushatta extension will be approved by NIGC. The failure to obtain approval of the renewed management contract would result in the loss of revenues to Lakes derived from such contract, which would have a material, adverse effect on Lakes' results of operations. The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999, and the State of Louisiana has delivered a written notice of non-renewal. The Governor and the Coushatta Tribe have agreed on a second six-month extension, which will expire November 17, 2000.

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

NINE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE NINE MONTHS ENDED OCTOBER 3, 1999

Revenues

Total revenues were $52.4 million for the nine months ended October 1, 2000, compared to $44.4 million for the same period in the prior year. Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $52.2 million and $44.4 million in management fee income during the nine months ended October 1, 2000 and October 3, 1999, respectively. The increase is due primarily to the inclusion of approximately $16.0 million in management fee income relating to the early buyout of the management contract for Grand Casino Avoyelles in the first quarter of 2000, which is partially offset by the inclusion of no management fees from Grand Casino Avoyelles during the second and third quarters of 2000.

Costs and Expenses

Total costs and expenses were $10.0 million for the nine months ended October 1, 2000, compared to $6.9 million for the same period in the prior year. Depreciation and amortization expense increased from $1.4 million for the nine months ended October 3, 1999 to $2.6 million for the nine months ended October 1, 2000, due to increased amortization in the current year period related to the early buyout of the management contract for Grand Casino Avoyelles at the end of the first quarter of 2000. Selling, general and administrative expenses increased from $5.5 million for the nine months ended October 3, 1999 to $7.4 million for the nine months ended October 1, 2000, due primarily to increased costs relating to development costs of new casino projects.

Other

Provision for litigation loss was $18 million for the nine months ended October 1, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement agreement is subject to final approval by the respective courts.

Equity in loss of unconsolidated affiliates increased to $2.0 million for the nine months ended October 1, 2000 from $1.8 million for the nine months ended October 3, 1999, due primarily to investments in Interactive Learning Group, Fanball.com and Trak 21. Other income was $.1 million and $1.4 million for the nine months ended October 1, 2000 and October 3, 1999, respectively, due to the inclusion of a gain on sale of stock in the prior year period.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Earnings per Common Share and Net Earnings

For the nine months ended October 1, 2000, basic and diluted earnings per common share were $1.48. This compares to basic and diluted earnings of $2.33 and $2.28 per common share, respectively, for the nine months ended October 3, 1999. Earnings decreased $8.8 million to $15.8 million for the nine months ended October 1, 2000 compared to the same period in the prior year. This decrease is primarily due to the provision for litigation loss of $18 million, which is partially offset by the early buyout of the Company's management contract of Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter of 2000. Total management fees under this expired contract were $19.8 million and $11.7 million, during the periods ended October 1, 2000 and October 3, 1999, respectively.

THREE MONTHS ENDED OCTOBER 1, 2000 COMPARED TO THE THREE MONTHS ENDED OCTOBER 3, 1999

Revenues

Total revenues were $10.7 million for the three months ended October 1, 2000 compared to $14.4 million for the same period in the prior year. Grand Casino Coushatta generated approximately $10.5 million in management fee income during the three months ended October 1, 2000. Grand Casino Avoyelles and Grand Casino Coushatta generated approximately $14.4 million in management fee income during the three months ended October 3, 1999. The overall decrease is due to the early buyout of the Company's management contract of Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter of 2000. The Company's current year period revenues do not include contributions from this operation.

Costs and Expenses

Total costs and expenses were $3.0 million for the three months ended October 1, 2000, compared to $1.3 million for the same period in the prior year. Selling, general, and administrative expenses increased in comparison with the prior year period, primarily due to increased costs related to development costs of new casino projects and to the reversal of a bad debt allowance in the prior year period.

Other

Interest income was $2.0 million for the three months ended October 1, 2000, compared to $1.8 million for the same period in the prior year. Equity in loss of unconsolidated affiliates decreased to $.8 million for the three months ended October 1, 2000 from $1.4 million for the three months ended October 3, 1999 due primarily to investments in Interactive Learning Group, Trak 21, and Nevada Resort Properties' Polo Plaza Limited Partnership.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Earnings per Common Share and Net Earnings

For the three months ended October 1, 2000 basic and diluted earnings per common share were $.47 and $.46, respectively. This compares to basic and diluted earnings of $.70 and $.68 per common share, respectively, for the three months ended October 3, 1999. Earnings totaled $5.0 million for the three months ended October 1, 2000 compared to earnings of $7.4 million for the same prior year period. Contributing to the decrease in earnings was the early buyout of the management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana, which occurred at the end of the first quarter of 2000. The Company's current year period earnings do not include contributions from this operation. Third quarter diluted earnings per common share for 1999, when excluding results related to Grand Casino Avoyelles, were $.46 compared to $.46 for the third quarter of 2000.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At October 1, 2000, Lakes had $51.4 million in restricted and unrestricted cash and cash equivalents. At October 1, 2000, the Company also had $32.5 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash balances are planned to be used for loans to current tribal partners to help develop operations, the pursuit of additional gaming and non-gaming opportunities, and potential settlement of pending litigation matters.

For the nine months ended October 1, 2000 and October 3, 1999, net cash provided by operating activities totaled $33.9 million and $30.4 million, respectively. For the same periods, net cash used in investing activities totaled $37.1 million and $33.8 million, respectively. Included in these investing activities for the nine months ended October 1, 2000 and October 3, 1999, are proceeds, primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $15.2 million and $8.5 million, respectively. Advances under notes receivable, primarily related to the Company's development and management agreements, amounted to $24.5 million and $6.8 million for the nine months ended October 1, 2000 and October 3, 1999, respectively. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $3.0 million and $21.9 million, respectively, and short-term investments increased $4.9 million and $0, respectively.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999 and such amount is included as restricted cash on the accompanying consolidated balance sheets as of October 1, 2000 and January 2, 2000.

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

The parties have reached a conditional settlement covering the Stratosphere shareholders litigation. A stipulation of settlement has been preliminarily approved by the court. The Stratosphere state and federal settlement will be $9 million, if approved, inclusive of all plaintiffs fees and costs. The $9 million was placed into an account by Lakes on behalf of the recipients in July 2000. A final hearing on this proposed settlement is scheduled for December 4, 2000.

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

As described under "Stratosphere Shareholders Litigation - Federal Court" above, the parties have reached a $9 million settlement covering the Stratosphere shareholders litigation in federal and state courts.

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

In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court has subsequently denied Grand's request for expedited appellate court review as to the portions of Motions that were denied. Thereafter, the parties jointly sought the Court's consideration of a subsequent summary judgment motion. During the August 30, 2000 scheduled pretrial conference call, the court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. The Plaintiff's opening brief was filed on September 25, 2000 and Grand's answering brief was filed on October 31, 2000. The briefing schedule allows for reply and surreply briefs, with the last brief to be filed no later than November 30, 2000. The parties have requested oral argument. Lakes will defend the lawsuit diligently.

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of October 1, 2000.

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

Status of Compact with Louisiana

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

On April 7, 1999, the State of Louisiana provided written notice to the Coushatta Tribe of Louisiana of the State's intent not to renew the Tribal-State compact. The State further extended an invitation to the Tribe to continue to discuss mutually advantageous terms and conditions under which the State and the Tribe can enter into a new gaming compact. The Governor and the Tribe have agreed on a second six-month extension which will expire November 17, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


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

The cessation of gaming operations at Grand Casino Coushatta or the inability of Lakes to manage the gaming operations at the casino would result in the loss of revenues to Lakes derived from the contract, which would have a material adverse effect on Lakes' results of operations. Currently, the management contract for Grand Casino Coushatta generates substantially all of Lakes' operating revenues. Without the realization of new business opportunities or new management contracts, the cessation of gaming operations at the casino or the inability of Lakes to manage the operations, would have a material adverse impact on Lakes' results of operations and financial condition.

Additional Information Regarding Joint Venture for California Gaming Facilities

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing two new gaming facilities on Indian owned land in California. Under the agreement, Lakes formed two separate limited liability companies with MRD Gaming, a limited liability company. MRD and its affiliates have successfully developed two other Indian casinos, one in Arizona and one in Kansas. The partnership between Lakes and MRD holds contracts to develop two casino facilities with two separate American Indian Tribes in California.

One such tribe is the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. The second tribe is the Paskenta Band of Nomlaki Indians with a planned casino site located on Highway 5 near Chico, California and approximately 100 miles north of Sacramento. Development at each casino location will start as soon as various regulatory approvals are obtained by each applicable tribe. Development is also subject to completion of definitive financing arrangements.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                                    PART II
                         OTHER INFORMATION (CONTINUED)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Acquisition and Participation Agreement, dated as of August 7, 2000, by and between MRD Gaming, LLC, a Nevada limited liability company, and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company

       10.2 First Amendment to Acquisition and Participation Agreement, dated as of October 12, 2000, by and between MRD Gaming, LLC, a Nevada limited liability company, and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company

       10.3       Member Control Agreement of Pacific Coast Gaming - Corning,
                  LLC

       10.4       Member Control Agreement of Pacific Coast Gaming - Santa Rosa,
                  LLC

       10.5 Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming - Corning, LLC, a Minnesota limited liability company, and Lakes Corning, LLC, a Minnesota limited liability company

       10.6 Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming - Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a Minnesota limited liability company

       10.7 Assignment and Assumption Agreement, dated as of October 16, 2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians

       10.8 First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (f/k/a Great Lakes of Michigan, LLC)

       10.9 First Amended and Restated Management Agreement, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (f/k/a Great Lakes of Michigan, LLC)

       10.10 First Amended and Restated Lakes Note, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


(a)    Exhibits (continued)

       10.11 First Amended and Restated Non-Gaming Land Acquisition Line of Credit, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company

       10.12 Amended and Restated Transition Loan Note, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company

       10.13 Amendment to Account Control Agreement, dated as of October 16, 2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Pokagon Band of Potawatomi Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of Minnesota, N.A.

       10.14 Unlimited Guaranty, dated as of October 16, 2000, from Lakes Gaming, Inc., a Minnesota corporation, and Great Lakes of Michigan, LLC, a Minnesota limited liability company, to the Pokagon Band of Potawatomi Indians

       10.15 Amendment to Pledge and Security Agreement, dated as of October 16, 2000, by and among the Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and the Pokagon Band of Potawatomi Indians

       27         Financial Data Schedule (for SEC use only)

(b)    Reports on Form 8-K

         (i)      A Form 8-K, Item 5. Other Events, was filed on August 4, 2000.

        (ii)      A Form 8-K, Item 5. Other Events, was filed on August 17,
                  2000.

       (iii)      A Form 8-K, Item 5. Other Events, was filed on October 24,
                  2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 15, 2000               LAKES GAMING, INC.
                                        -----------------------------
                                        Registrant


                                        /s/ LYLE BERMAN
                                        -----------------------------
                                        Lyle Berman
                                        Chairman of the Board,
                                        Chief Executive Officer and
                                        President


                                        /s/ TIMOTHY J. COPE
                                        -----------------------------
                                        Timothy J. Cope
                                        Executive Vice President and
                                        Chief Financial Officer