Form 10-K405
period 2000-12-31
LAKES GAMING INC
filed 2001-03-28
CIK 1071255

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 2001, 10,637,953 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 21, 2001 was $85,761,535. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 23, 2001 are incorporated by reference into Items 10 through 13, inclusive.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. The Company's revenues are derived almost exclusively from management fees. Lakes currently manages the largest casino resort in Louisiana, Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). The Company has entered into development and management agreements with three separate tribes for three new casino operations, one in Michigan and two in California. The Company also has agreements for the development of at least one casino facility on Indian land in California through a joint venture, and has entered into a joint venture agreement for the development of land on the Las Vegas Strip.

     For a portion of fiscal 2000 and prior, Lakes had a management contract with the Tunica-Biloxi Tribe of Louisiana for Grand Casino Avoyelles. The Tunica-Biloxi Tribe elected to exercise its option for an early buyout of the contract effective March 31, 2000, which was scheduled to expire on June 3, 2001.

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

     Prior to the Distribution, Grand had management contracts for Indian-owned casinos located at Grand Casino Hinckley and Grand Casino Mille Lacs, both located in Minnesota. The management contract at Grand Casino Mille Lacs expired at the end of the first quarter of 1998, and the management contract at Grand Casino Hinckley ended November 30, 1998.

BUSINESS STRATEGY

     Lakes' vision is to create a company with predictable long-term profitable growth that will be highly valued by its investors. The Company is implementing three business strategies to accomplish its vision. The first of the three strategies is to grow the Company's assets. The more assets the Company has, the greater its potential for diversification and growth. The Company plans to increase its asset base through the growth of its Indian casino management business. As the successor to Grand's Indian gaming business, Lakes enjoys a reputation as an experienced and successful casino management company for Native American owned casinos with available capital and experienced management. Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complimentary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, in August, 2000, the Company formed a joint venture for the purpose of developing at least one gaming facility on Indian-owned land in California. Additionally, Lakes entered into three new agreements in 1999, for the development, construction and management of three Indian-owned casinos.

     On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the Jamul Indian Village in California. The contract is subject to approval by NIGC. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     On June 22, 1999, the Company announced that it has been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan. In connection with its selection, Lakes and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (FONSI) in January 2001 and filed a legal notice of its intent to place into trust 675 acres on behalf of the Pokagon Band. Under Federal law, a 30-day waiting period was required for public comments to be made before the land in trust process could be finalized. During the 30-day period, a lawsuit was filed against the federal government by a Michigan-based group in an attempt to block the casino development. The Department of Justice is defending the suit on behalf of the Secretary of Interior. While the outcome of the suit cannot be predicted at this time, we remain confident that this last hurdle will be successfully overcome and the casino development will be approved. Casino construction is not planned to start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of NIGC.

     On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development will start as soon as various regulatory approvals are obtained. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki Indians. Lakes has made loans to the joint venture for this project. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project.

     Lakes is dedicated to developing superior facilities and providing guest service that exceeds expectations. Facilities managed by Lakes are staffed with well-trained local casino employees and offer a casual environment designed to appeal to the family-oriented, middle income customer. Lakes strives to offer its casino customers creative gaming selections in a pleasant, festive, smoke and climate-controlled setting. Lakes' managed casinos also offer reasonably priced, high-quality food, first class hotel rooms, video arcades and a professionally supervised entertainment and child care center.

     The second business strategy is to remove a number of uncertainties surrounding the Company. Consistent with this part of the Lakes strategy, the Company announced on June 19, 2000, that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in 2000.

     This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. Such amount is included as restricted cash on the accompanying consolidated balance sheet as of December 31, 2000. The settlement is subject to final approval by the respective courts.

     Another uncertainty addressed during fiscal 2000 was the potential sale or development of the land owned or controlled by the Company in Las Vegas. On July 31, 2000, Lakes announced that it had formed a joint venture, Metroplex-Lakes, LLC, to develop an upscale, retail, commercial, hotel and entertainment complex on the approximate 16 acres surrounding the corner of Harmon Avenue and Las Vegas Boulevard (the "Strip") in Las Vegas. The joint venture has a two-year option to buy the majority of the site from Lakes at a price that will approximately equal Lakes' investment in the property. Lakes will have voting control of the joint venture, however, development decisions affecting the real estate purchased by the joint venture must be mutually agreed upon. Lakes and Metroplex will share results from the joint venture equally.

     The other uncertainty facing Lakes relates to the proposed casino developments. At each California location, the Tribes need to have land accepted into trust on their behalf by the Bureau of Indian Affairs. At the Michigan location, the Secretary of the Interior has accepted the land into trust, however, during the 30-day public comment period a group called "Taxpayers of Michigan Against Casinos" filed a complaint to stop the U.S. Department of Interior from placing it into trust. The Department of Justice will defend this lawsuit on behalf of the Secretary of the Interior. Additionally, the National Indian Gaming Commission needs to approve the applicable Lakes' management contracts. Lakes is actively working with the Tribes to bring these issues to a successful conclusion.

     Diversification is important to Lakes' long-term success and it is the third of the business strategies. Lakes currently plans to buy or create new long-term business opportunities through the use of cash, stock or debt to complement its Indian casino management business. Substantial long-term growth and low multiple values to generate high returns are just a few of the attributes in companies or start-ups that Lakes is looking for in new opportunities to help enhance shareholder value.

MARKETING

     Lakes targets its marketing strategy at its managed operations to attract and retain the repeat customer. Management believes that Lakes' emphasis on enhancing the entertainment value of these facilities, coupled with marketing programs, contributes to attracting the repeat customer.

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

     On February 25, 1992, Grand, as predecessor to Lakes, entered into a construction agreement and management contract with the Coushatta Tribe for the development, construction, and management of a casino facility in Kinder, Louisiana. Grand purchased approximately 688 acres of land adjacent to the Coushatta reservation. Grand donated approximately 530 acres of land to the Coushatta Tribe which has been placed in trust. The remaining land was sold to the Coushatta Tribe, and Lakes holds a promissory note to secure payment of the purchase price with an outstanding balance of $.8 million at December 31, 2000.

     Grand loaned the Coushatta Tribe an aggregate of approximately $38.3 million to construct and open Grand Casino Coushatta, of which amount up to approximately $20.3 million was not, but may need to be, approved by the BIA and/or NIGC. The loans bear interest at 1% over the prime rate and are payable over the remaining term of the Coushatta Agreement. Approximately $5.2 million of such loans remained outstanding as of December 31, 2000.

     The Coushatta Tribe constructed a hotel on trust land located adjacent to the casino. Pursuant to the Distribution, Lakes guaranteed $25.0 million of indebtedness incurred by the Tribe in connection therewith. Such indebtedness has a repayment term of approximately five years. Lakes subordinated payment of its management fee and repayment of any loans outstanding from the Coushatta Tribe to the repayment of such indebtedness. As of December 31, 2000, the amount outstanding was $13.0 million.

     The Coushatta management agreement was approved by the BIA on February 27, 1992. The Coushatta Tribe and the State of Louisiana entered into a tribal-state compact on September 15, 1992, which was approved by the Secretary of the Interior on November 4, 1992. The compact expired on November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe have agreed on three extensions totaling thirteen months, which were approved by the Department of the Interior. On December 11, 2000, the Tribe and the State of Louisiana agreed to terms of a new compact. The compact is subject to approval by the Department of the Interior.

     The current Coushatta Management Agreement expires on January 16, 2002. The net distributable profits, if any, as determined on a modified cash basis, are distributed each month 60% to the Coushatta Tribe and 40% to Lakes. The Coushatta Tribe and Lakes have agreed on a five year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new contract will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

FUNDING AGREEMENTS

     Pursuant to the terms of the Distribution Agreement, Lakes assumed Grand's obligations under various agreements (the "Funding Agreements") with the Coushatta Tribe to provide temporary funding, if necessary, for the construction of certain additional amenities on Grand Casino Coushatta. The terms of the Funding Agreements require each party to advance money for the payment of construction costs if and when the casino operating funds designated for such purpose are insufficient. Any funds advanced are to be repaid, together with interest at the prime rate plus one percent, over the remaining term of the respective management agreement. Advances of $14.9 million have been made to the Coushatta Tribe through December 31, 2000. As of December 31, 2000, $6.2 million remains outstanding.

COMPETITION

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing, and jai-alai; sports bookmaking; and card rooms. The casinos managed and to be managed by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of Lakes have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes' business.

     The Louisiana markets are highly competitive and numerous Louisiana casinos, along with others in Mississippi, compete with Grand Casino Coushatta. A single large land-based casino in downtown New Orleans competes for customers with the casino managed by Lakes. Louisiana has also legalized river boat gaming. There are presently 14 licensed river boats in operation in Louisiana, four of which are operating in the vicinity of Lake Charles, Louisiana, within approximately 50 miles of Grand Casino Coushatta.

     The riverboats compete with the Louisiana casino managed by Lakes. Moreover, if the legalization of casino gaming in Texas occurs, it could have a material adverse effect on the casino managed by Lakes. Louisiana has also enacted legislation allowing racetracks in certain parishes to install slot machines, which has been approved in local referenda. The slot machine operations could also have a material effect on the casino managed by Lakes. Video poker machines may be located in facilities that serve liquor, at truck stops, and at pari-mutuel racetracks and off-track betting facilities.

REGULATION

     The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the "Regulatory Authorities"). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain basic provisions that are currently applicable to Lakes in its management, development and financing activities are described below.

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

     While Lakes believes that the Coushatta Management Agreement, as extended, meets all requirements of IGRA, there is a risk that the NIGC may reduce the term or the management fee provided for in any such contract. Currently, the management contract (i) has not been reviewed or approved by NIGC, and (ii) NIGC could call them for review at any time and may not approve the contract at all or may require modification prior to granting approval.

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

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture. Lakes believes that it has complied with the requirements of Section 81 with respect to its management contract for Grand Casino Coushatta.

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

     Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe's jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations. Courts strictly construe such waivers. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements, however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by IGRA. The possession of valid licenses from the Coushatta Tribe are conditions of the Coushatta Agreement.

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

EMPLOYEES

     At March 21, 2001, Lakes had approximately 30 employees. Lakes believes its relations with employees are positive.

                                  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

     INDEMNIFICATION OBLIGATIONS. Under the Distribution Agreement and under the Agreement and Plan of Merger, relating to the Merger (the "Merger Agreement") Lakes agreed to indemnify Grand and affiliates of Grand for (i) liabilities of Grand retained by Lakes in the Distribution, (ii) Grand's ongoing indemnification obligations to current and former directors and officers of Grand and (iii) contingent liabilities related to Stratosphere Corporation ("Stratosphere"). As described under Item 3, a settlement agreement has been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million. This amount has been paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement is subject to final approval by certain courts. If the settlement is not approved, Lakes' obligations could be greater than the amount it has already paid, which may have a material adverse effect on Lakes. As described under Item 3, there are currently a number of other litigation matters for which Lakes has indemnification obligations under the Distribution Agreement and the Merger Agreement. Until Lakes has reached a final resolution with respect to these matters, there can be no assurance that Lakes' indemnification obligations will not have a material adverse effect on Lakes.

     LAKES' FUNDING OBLIGATION. As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million to cover various commitments and contingencies related to, or arising out of, Grand's Non-Mississippi business and assets (as defined in the Merger Agreement) (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, payable at the end of each year for a four year period subsequent to the effective date of the Merger if the indemnification obligation still exists. Lakes made the first deposit of $7.5 million on December 31, 1999. In partial satisfaction of the indemnification obligation, Lakes deposited $18 million in an escrow account for settlement of both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying balance sheet as of December 31, 2000. In 2001, Lakes has also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligation. Lakes' ability to satisfy further the funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations.

     HIGHLY REGULATED INDUSTRY. The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. See "Regulation."

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

     In Louisiana, there are presently 14 licensed river boats in operation that compete with Grand Casino Coushatta, one land based casino and two other Native American casino operations. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Because the Distribution resulted in the unavailability of historical cash flows and assets represented by Grand's Mississippi business, Lakes' ability to compete for and develop future gaming or other business opportunities will be restricted, both in the size and number of development projects it can pursue.

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

     MANAGEMENT CONTRACTS OF LIMITED DURATION. Lakes is prohibited under the IGRA from having an ownership interest in any casino it manages for Indian tribes. The current management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. Lakes' 10% share under the new agreement will be lower than under the current agreement. Under the current agreement, Lakes is entitled to 40% of adjusted cash flows of the casino. Although the reduction in percentage will be offset somewhat by the fact that net distributable profits are expected to be higher than the current adjusted cash flow measure, Lakes' revenues from the Coushatta casino are expected to be lower under the new agreement than under the current agreement. Further, there can be no assurance that the management contract will be approved by the NIGC. The failure to renew Lakes' management contract would result in the loss of revenues to Lakes derived from such contract, which would have a material adverse effect on Lakes' results of operations.

     The Coushatta Tribe entered into tribal-state compacts with the State of Louisiana on September 29, 1992. The compact was approved in November, 1992 by the Secretary of the Interior. The compact expired in November, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe have agreed on three extensions, which were approved by the Department of the Interior. On December 11, 2000, the Coushatta Tribe and the State of Louisiana agreed to terms for a new compact. The compact is subject to approval by the Department of Interior. In the event that the compact is not approved but the management contract is renewed, Lakes will continue to operate the casino at this location.

     Currently, the management contract for Grand Casino Coushatta generates substantially all of Lakes' operating revenues. Without the renewal of the existing management contract or the realization of new business opportunities or new management contracts, the non-renewal of the Louisiana management contract or failure of the Department of Interior to approve the new compact could have a material adverse impact on Lakes' results of operations and financial condition.

     MANAGEMENT CONTRACTS SUBJECT TO GOVERNMENTAL MODIFICATION. The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. While Lakes believes that its management contracts meet the requirements of the IGRA, NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on Lakes. Currently, the management contracts (i) have not been reviewed or approved by NIGC and (ii) NIGC could call them for review at any time, in which case NIGC may not approve the contracts at all or may require modification prior to granting approval. In addition, Lakes has made loans to an Indian tribe in excess of the loan ceiling set forth in the Indian management contracts. Under certain circumstances, these loans may not be enforceable by Lakes. As of December 31, 2000, loan balances outstanding to the tribe were approximately $12.2 million.

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

     LIMITED BASE OF OPERATIONS. Lakes' principal operations currently consist of the management of one Indian-owned casino. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Lakes' revenues from Coushatta are expected to decrease significantly under the new contract, and Lakes must seek increased revenues from other sources or its results will be adversely affected. The combination of only one managed casino and the potentially significant investment associated with any new managed casino may cause the operating results of Lakes to fluctuate significantly and adversely affect the profitability of Lakes. Accordingly, poor operating results at Grand Casino Coushatta or a delay in the opening or non-opening of any future casinos could materially affect the profitability of Lakes. Future growth in revenues and profits will depend to a large extent on Lakes' ability to continue to increase the number of its managed casinos or develop new business opportunities.

     RISKS ASSOCIATED WITH NEW DEVELOPMENT ACTIVITIES. Although Lakes and certain members of its management team have experience developing, operating and managing casinos owned by Indian tribes and located on Indian land, neither the Company nor any of these individuals has developed or operated a casino in either the State of California or the State of Michigan. In addition, the gaming industry in each of the locations where Lakes plans to develop and operate casinos has a limited operating history and faces several legal and procedural challenges which will need to be resolved prior to the commencement of Lakes' development activities and the opening and operation of the respective casinos.

     The opening of each of the proposed Lakes' facilities in the State of California and in the State of Michigan, respectively, will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

     The start of development and construction of the casino projects is subject to various regulatory approvals. No assurances can be given that once a schedule for such construction and development activities is established, such development activities will begin or will be completed on time, or any other time, or that the budget for these projects will not be exceeded. Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or stalling problems or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening or any of these planned casino developments or otherwise affect their design. In addition, once developed, no assurances can be given that the Company will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

     Although Lakes generally provides only preliminary construction financing for its managed casinos, with each project Lakes is subject to the risk that its investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, Lakes may be forced to provide more financing than it originally planned in order to complete development, increasing the risk to Lakes in the event of a default by the casino.

     RISKS ASSOCIATED WITH DIVERSIFICATION. Lakes has announced that part of its strategy involves diversifying into other gaming-related businesses, such as Internet gaming. These projects involve business risks separate from the risks involved in casino development and these investments may result in future losses to Lakes. Lakes also is investing significant resources into a joint venture to develop commercial property in Las Vegas. As with casino development projects, major real estate projects entail significant risks, including delays and unanticipated cost increases. There is no assurance that diversification activities will successfully add to Lakes' future revenues and income.

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

LAS VEGAS LAND

     The Company owns, or holds purchase options for, approximately sixteen acres of land surrounding the corner of Harmon Avenue and Las Vegas Boulevard in Las Vegas, Nevada. On July 31, 2000, Lakes announced that it had formed a joint venture, Metroplex-Lakes LLC to develop the properties. The joint venture has a two-year option to buy the majority of the site from Lakes at a price that will approximately equal Lakes' investment in the property plus the assumption of Lakes' future obligations under a long-term ground lease. The joint venture will also assume Lakes' option to purchase the remainder of the site from a third party.

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

     SHARK CLUB PARCEL

     The Shark Club Parcel is an approximate 3.4 acre undeveloped site adjacent to the Polo Plaza Shopping Parcel and the Travelodge. A subsidiary of Lakes was the tenant on this site under a ground lease (the "Shark Club Lease"). In connection with the Merger, Lakes agreed with Park Place that Lakes would either exercise, or cause one of its subsidiaries to exercise, the Shark Club Lease purchase option prior to the earliest time when the landlord could require Lakes (or Grand as the guarantor) to purchase the subject real estate. On January 10, 2001, Lakes exercised its option to purchase the Shark Club Parcel for $10.1 million.

     CABLE PARCEL

     Pursuant to a November 1, 1997 Option Agreement, and a June 1, 2000 amended Option Agreement, Lakes acquired an option to purchase approximately 4.5 acres of land located near the Polo Plaza Shopping Center anytime prior to January 2, 2003. As consideration for the option, Lakes paid the landowner a non-refundable monthly option payment of $80,000 through May 31, 2000 and began paying $100,000 per month commencing June 1, 2000. The option agreement states that the purchase price for the rear parcel, consisting of approximately 3 acres, is $18 million and the purchase price for the entire Cable property, 4.5 acres, is $39.1 million.

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

     The court added the Company as an additional defendant because of its indemnity obligation and stipulation.

     The parties have reached a settlement covering the Stratosphere shareholders litigation. A stipulation of settlement was approved by the court on December 4, 2000. The Stratosphere state and federal settlement was for $9 million, inclusive of all plaintiffs fees and costs. A conditional judgement was entered and no distribution of the settlement will occur until the Minnesota federal litigation is also dismissed.

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

     As described under "Stratosphere Shareholders Litigation -- Federal Court" above, the parties have reached a $9 million settlement covering the Stratosphere shareholders litigation in federal and state courts. A Stipulation and Order for Dismissal with Prejudice was entered on January 11, 2001, providing that the state court litigation be dismissed with prejudice inasmuch as the parallel federal court action has been resolved.

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

     The parties have completed follow-up discovery pertaining to the summary judgement motion. The court heard the motion on September 2, 1999. On March 28, 2000, the court granted the motion in part and denied the motion in part. The court dismissed with prejudice, all claims against the defendants as to the members of the putative class who did not purchase Grand common stock during the period from December 19, 1995 through June 6, 1996 inclusive.

     In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The motion for leave to amend the complaint has been granted and Lakes has filed its answer.

     On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The settlement agreement is subject to final approval by the US District Court for the District of Minnesota. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000.

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

     In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court subsequently denied Grand's request for expedited appellate court review as to the portions of Motions that were denied. Thereafter, the parties jointly sought the Court's consideration of a subsequent summary judgment motion. During the August 30, 2000 scheduled pretrial conference call, the Court and the parties agreed to try the action upon an amended joint pretrial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held January 22, 2001. During oral argument, the Court asked both parties to submit findings of fact and conclusions of law within three weeks. The Court did not indicate its decision.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Lakes became a publicly held company as a result of the Grand Distribution effective December 31, 1998. The Common Stock began trading on the Nasdaq National Market under the symbol LACO on January 4, 1999.

     For the period from January 4, 1999 through December 31, 2000, the high and low sales prices per share of the Company's Common Stock are indicated below, as reported on the Nasdaq National Market:

                                                           FIRST     SECOND      THIRD     FOURTH
                                                          QUARTER    QUARTER    QUARTER    QUARTER
                                                          -------    -------    -------    -------
Year Ended January 2, 2000:
  High................................................    $12.38     $11.88     $13.25     $10.31
  Low.................................................      7.88       8.00       9.31       6.84
Year Ended December 31, 2000:
  High................................................    $ 9.50     $10.13     $10.63     $ 9.38
  Low.................................................      7.50       6.63       8.50       7.13

     On March 21, 2001, the last reported sale price for the Common Stock was $9.50 per share. As of March 21, 2001, the Company had approximately 1,064 shareholders of record.

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

                                                       FISCAL YEARS ENDED OR AS OF:
                                   --------------------------------------------------------------------
                                   DECEMBER 31,   JANUARY 2,   JANUARY 3,   DECEMBER 28,   DECEMBER 29,
                                       2000          2000         1999          1997           1996
                                   ------------   ----------   ----------   ------------   ------------
                                                 (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue.................      $  59         $  55        $  92         $  79         $    77
  Total operating income........         47            45           76            70              60
  Net Earnings (loss)...........         16(2)         29           61            45            (109)(3)
  Net Earnings (loss) per
     share -- basic.............       1.47(2)       2.72         5.80          4.32          (10.46)(3)
  Net Earnings (loss) per
     share -- diluted...........       1.47(2)       2.67         5.71          4.20          (10.46)(3)
OTHER OPERATING DATA:
  EBITDA(1).....................         50            47           78            71              61
BALANCE SHEET:
  Unrestricted Cash and cash
     equivalents................      $  10         $  24        $  57         $  33         $    34
  Total assets..................        213           184          161           132             114
  Total debt....................          2             2            1             1               1
  Shareholders' equity..........        176           160          132           119             104

---------------
(1) 2000 includes $19.8 million in revenues from the management contract for Grand Casino Avoyelles that concluded during 2000, including $16.0 million relating to the early buyout of the agreement. 1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998. The Company's revenues and earnings will not include contributions from these operations going forward. EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. EBITDA excludes the $18 million provision for the Stratosphere litigation settlement and the $5.5 million write-off of unconsolidated affiliates in 2000 and the $161 million write off of Grand's investment in Stratosphere Corporation in 1996. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended December 31, 2000, January 2, 2000, January 3, 1999, December 28, 1997, and December 29, 1996 totaled $3 million, $2 million, $2 million, $1 million, and $1 million, respectively.

(2) Includes a non-recurring, non-cash $18 million provision for the Stratosphere litigation settlement and a $5.5 million charge for the write-off of unconsolidated affiliates.

(3) Includes a non-recurring, non-cash $161 million charge related to the write-off of Lakes' investment in Stratosphere Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, par value $.01 per share, to the shareholders of Grand Casinos, Inc. ("Grand"). Pursuant to the terms of the Distribution Agreement entered into between Grand and Lakes dated as of December 31, 1998, Grand shareholders received .25 of one share of Lakes Common Stock for each share held in Grand. Historical references to the Company which precede the Distribution give pro forma effect to the Distribution as if it had already occurred.

     Immediately following the Distribution, Grand merged with a subsidiary of Park Place, pursuant to which Grand became a wholly owned subsidiary of Park Place (the "Merger"). Grand shareholders received one share of Park Place common stock in the Merger for each share they held in Grand.

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages a land-based, Indian-owned casino, Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). Pursuant to the Coushatta management contract, Lakes receives a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Coushatta. The management contract expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

     The Company also managed a second land-based, Indian-owned casino in Marksville, Louisiana ("Grand Casino Avoyelles"), owned by the Tunica-Biloxi Tribe of Louisiana (the "Tunica-Biloxi Tribe"). On March 31, 2000, the Company reached an agreement with the Tribe for the early buyout of the management contract for Grand Casino Avoyelles, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe.

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

     Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development and related hotel and entertainment facilities in emerging and established gaming jurisdictions.

     On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the Jamul Indian Village in California. The contract is subject to approval by NIGC. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

     On January 18, 2000, a Michigan Ingham County Circuit Judge ruled that the Michigan State Legislature acted improperly in 1998 when it approved casino compacts by joint resolution. The Governor of the State of Michigan has indicated that he will appeal the ruling. The ruling directly affects four tribes in Michigan, one of which is the Pokagon Band of Potawatomi Indians with whom Lakes had development and management contracts.

     In January 2001, the land comprising the casino site was accepted into trust by the Secretary of Interior subject to a 30-day public comment period. During the 30-day period a complaint was filed against the Secretary of the U.S. Department of the Interior in the District Court of Columbus by a group called "Taxpayers of Michigan Against Casinos", to stop the U.S. Department of Interior from placing into trust the land for the casino site. The Department of Justice will defend this lawsuit on behalf of the Secretary of the Interior.

     On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the BIA. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

     On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing new gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to develop casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development at the casino will start as soon as various regulatory approvals are obtained by the tribe. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki Indians. Lakes has made loans to the joint venture for this project. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project.

     Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in each of Lakes Cloverdale, LLC, and Lakes Corning, LLC, joint ventures formed to develop gaming facilities on Indian-owned land in California. Additionally, as a result of its spin-off from Grand, Lakes received a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities. On December 31, 2000, Lakes wrote off the carrying value in the amount of $5.5 million of certain investments in unconsolidated affiliates. The investments include Fanball.com, Inc., a start-up internet provider of fantasy sports services, Interactive Learning Group, a consumer products company, and Trak 21 Development, LLC, a developer of player tracking systems for the casino industry.

     A potential new business venture that Lakes is actively considering is establishing one or more web sites to conduct online gaming in a regulated country, taking wagers placed from only outside the United States. Lakes is currently evaluating the technology of various web site providers. The chosen provider would create and maintain a gaming web site subject to the negotiation and execution of definitive documents, due diligence, regulatory approvals and other conditions.

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

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 31, 2000, January 2, 2000 and January 3, 1999.

RESULTS OF OPERATIONS

     Revenues are calculated in accordance with accounting principles generally accepted in the United States and are presented in a manner consistent with industry practice. Net distributable profits are computed using a modified cash basis of accounting in accordance with the management contracts. The effect of the use of the modified cash basis of accounting is to accelerate the write-off of capital equipment and leased assets, which thereby impacts the timing of net distributable profits.

     Lakes is prohibited by IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contract with Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. There can be no assurance that the management contract will be renewed upon expiration or approved by NIGC upon any such renewal. The failure to renew the Lakes' management contract would result in the loss of revenues to Lakes derived from such contract, which would have a material adverse effect on Lakes' results of operations.

     The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the

Coushatta Tribe expired November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe agreed on two six-month extensions, and one thirty-day extension, which were approved by the Department of the Interior. On December 11, 2000, the State of Louisiana and the Coushatta Tribe reached agreement on the terms of a new compact. The compact is subject to approval by the Department of the Interior. In the event the compact is not approved, gaming may not be permitted at Grand Casino Coushatta.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 2,
2000

     Revenues. Total revenues were $59.0 million for the fiscal year ended December 31, 2000, compared to $54.7 million for the prior year. Aggregate management fee income from the Avoyelles and Coushatta casinos increased to approximately $58.6 million during the twelve months ended December 31, 2000 from $54.7 million in the previous year. Contributing to the increase of $3.9 million was the early buyout of the management agreement for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana in the first quarter of 2000. Under the early buyout agreement, the Company was compensated for the management fees it would have received had it managed Grand Casino Avoyelles through the original contract expiration date which was June 3, 2001. As a result, management fee income from Grand Casino Avoyelles increased approximately $5.6 million for the twelve months ended December 31, 2000 compared to the prior year. Also, despite a 5% increase in total revenue at Grand Casino Coushatta, management fee income decreased approximately $1.7 million for the twelve months ended December 31, 2000 compared to the twelve months ended January 2, 2000. This decrease is primarily due to increased marketing and employee benefit costs at Grand Casino Coushatta.

     As a result of the early buyout of the management agreement for Grand Casino Avoyelles, the Company's revenues and earnings will not include contributions from this operation going forward.

     Under the proposed amendment to the Coushatta management agreement, starting on January 17, 2002, the Company's share of the casino's income is expected to change. Under the existing contract, the Company receives 40% of modified cash flow. Under the proposed new agreement, the Company will receive 10% of the casino's "net distributable profits", calculated under applicable gaming regulations. The reduction in percentage will be offset somewhat by the fact that "net distributable profits" will be higher than the modified cash flow calculated under the existing agreement, which is reduced by the casino's debt service costs. However, management fee income from the Coushatta casino is expected to decline significantly under the new agreement.

     Costs and Expenses. Total costs and expenses increased $2.3 million, to $11.9 million for the year ended December 31, 2000, from $9.6 million for the prior year. Selling, general and administrative expenses increased $1.3 million, to $9.0 million for the year ended December 31, 2000 from $7.7 million for the prior year. The increase primarily reflects development costs relating to new casino projects. Depreciation and amortization expenses increased $1.0 million, to $2.9 million for the year ending December 31, 2000 from $1.9 million for the prior year, due to increased amortization in the current year related to the early buyout of the Avoyelles management contract.

     Taxes. Provision for income taxes was $12.9 million for the year ended December 31, 2000, compared to $22.1 million for the prior year. The effective tax rates for 2000 and 1999 were 45.0% and 43.4%, respectively. The reconciliation of the statutory federal tax rate of 35%, to the Company's actual rate for each of the years is state income taxes, net of the federal income tax benefit of 6%, and permanent differences in book to tax income of 4.0% and 2.4% for 2000 and 1999, respectively.

     Other. Provision for litigation loss was $18.0 million for the year ended December 31, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18.0 million, which has been reflected as a non-operating expense. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. Such amount is included as restricted cash on the accompanying consolidated balance sheet as of December 31, 2000. The settlement agreement is subject to final approval by the respective courts.

     The $5.5 million charge for the write down of unconsolidated affiliates reflects the carrying value at December 31, 2000 for certain assets held as investments including securities in Fanball.com, Inc., Interactive Learning Group, Inc. and Trak 21 Development, LLC. Interest income increased $.3 million to $7.9 million for the fiscal year ended December 31, 2000 from $7.6 million for the prior year, primarily due to interest earned on additional notes receivable, partially offset by the early extinguishment of notes from the Avoyelles casino and decreased cash balances. Equity in loss of unconsolidated affiliates was $2.9 million for each of the years ending December 31, 2000 and January 2, 2000, due primarily to losses of Fanball.com, Interactive Learning Group and Trak 21 before these investments were written down in 2000.

     Earnings per Common Share and Net Earnings. For the fiscal year ended December 31, 2000 basic and diluted earnings per common share were $1.47 and $1.47, respectively. This compares to basic and diluted earnings per common share of $2.72 and $2.67, respectively, for the fiscal year ended January 2, 2000. Earnings decreased from $28.8 million for the fiscal year ended January 2, 2000 to $15.7 million for the fiscal year ended December 31, 2000.

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

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

     At December 31, 2000 Lakes had $40.7 million in restricted and unrestricted cash and cash equivalents. The Company also had $32.5 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations and the Las Vegas real estate, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing.

     For the years ended December 31, 2000, January 2, 2000 and January 3, 1999, net cash provided by operating activities totaled $35.1 million, $36.5 million and $85.8 million, respectively. For the same periods, net cash utilized in investing activities totaled $49.5 million, $69.3 million and $10.3 million. Included in these investing activities for the years ended December 31, 2000, January 2, 2000 and January 3, 1999 are proceeds primarily from repayment of notes receivable from Indian-owned casinos of $18.0 million, $12.0 million and $6.6 million, respectively. Also, during these periods, payments for land held for development amounted to $3.9 million, $22.9 million and $11.2 million, respectively.

     As a part of the Distribution Agreement and the Agreement and Plan of Merger, dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand (the "Merger Agreement"), the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. See Item 3. Legal Proceedings.

     As security to support Lakes' indemnification obligations to Grand under each of the Distribution Agreement and the Merger Agreement, and as a condition to the consummation of the Merger, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the Distribution and Merger. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying consolidated balance sheets as of January 2, 2000 and December 31, 2000. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

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

     These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's financial instruments include cash and cash equivalents, marketable securities and long-term debt. The Company's main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

     The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2000, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

     The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of December 31, 2000, Lakes had $49.3 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $5.42 million. A reference rate increase of 100 basis points would result in an increase in interest income of $.3 million. A 100 basis point decrease in the reference rate would result in a decrease of $.5 million in interest income over the same twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                      LAKES GAMING, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----

Report of Independent Public Accountants....................    27

Consolidated Balance Sheets as of December 31, 2000 and
  January 2, 2000...........................................    28

Consolidated Statements of Earnings for the fiscal years
  ended December 31, 2000, January 2, 2000, and January 3,
  1999......................................................    29

Consolidated Statements of Comprehensive Earnings for the
  fiscal years ended December 31, 2000, January 2, 2000, and
  January 3, 1999...........................................    30

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 31, 2000, January 2, 2000, and
  January 3, 1999...........................................    31

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, January 2, 2000, and January 3,
  1999......................................................    32

Notes to Consolidated Financial Statements..................    33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Gaming, Inc.:

     We have audited the accompanying consolidated balance sheets of Lakes Gaming, Inc. (a Minnesota corporation) and Subsidiaries as of December 31, 2000 and January 2, 2000 and the related consolidated statements of earnings, comprehensive earnings, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Gaming, Inc. and Subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
January 26, 2001

                      LAKES GAMING, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  2000        1999
                                                                --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 10,469    $ 24,392
  Short-term investments....................................      32,477      27,433
  Current installments of notes receivable..................      16,679      15,406
  Accounts receivable.......................................       2,373       5,613
  Deferred tax asset........................................      13,674       6,301
  Other current assets......................................       2,383       1,079
                                                                --------    --------
Total Current Assets........................................      78,055      80,224
                                                                --------    --------
Property and Equipment-Net..................................       1,414       1,888
                                                                --------    --------
Other Assets:
  Land held for development.................................      58,671      54,812
  Notes receivable-less current installments................      35,337      20,022
  Cash and cash equivalents-restricted......................      30,270      12,149
  Investments in and notes from unconsolidated affiliates...       3,209       8,446
  Other long-term assets....................................       5,853       5,997
                                                                --------    --------
Total Other Assets..........................................     133,340     101,426
                                                                --------    --------
TOTAL ASSETS................................................    $212,809    $183,538
                                                                ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $     79    $    488
  Current maturities of long-term debt......................         525          --
  Income taxes payable......................................       5,479       6,385
  Litigation and claims accrual.............................      25,078       8,419
  Other accrued expenses....................................       4,521       6,099
                                                                --------    --------
Total Current Liabilities...................................      35,682      21,391
                                                                --------    --------
Long-term Liabilities:
  Long-term debt-less current maturities....................       1,325       1,500
  Deferred income taxes.....................................          --         786
                                                                --------    --------
Total Long-Term Liabilities.................................       1,325       2,286
                                                                --------    --------
TOTAL LIABILITIES...........................................      37,007      23,677
                                                                --------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 8)

Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
     10,638 and 10,629 common shares issued and outstanding
     at December 31, 2000, and January 2, 2000,
     respectively...........................................         106         106
  Additional paid-in-capital................................     131,525     131,406
  Retained earnings.........................................      44,504      28,827
  Accumulated other comprehensive loss......................        (333)       (478)
                                                                --------    --------
Total Shareholders' Equity..................................     175,802     159,861
                                                                --------    --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................    $212,809    $183,538
                                                                ========    ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF EARNINGS
       YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2000       1999       1998
                                                               --------    -------    -------
REVENUES:
  Management fee income....................................    $ 59,044    $54,716    $92,347
COSTS AND EXPENSES:
  Selling, general and administrative......................       9,025      7,750     14,557
  Depreciation and amortization............................       2,910      1,916      1,838
                                                               --------    -------    -------
Total Costs and Expenses...................................      11,935      9,666     16,395
                                                               --------    -------    -------
EARNINGS FROM OPERATIONS...................................      47,109     45,050     75,952
                                                               --------    -------    -------
OTHER INCOME (EXPENSE):
  Interest income..........................................       7,943      7,580      5,601
  Interest expense.........................................         (97)       (98)       (98)
  Equity in loss of unconsolidated affiliates..............      (2,904)    (2,925)      (359)
  Gain (loss) on sale of securities........................          61      1,264     (4,473)
  Provision for litigation loss............................     (18,000)        --         --
  Write-down of unconsolidated affiliates..................      (5,522)        --         --
  Other....................................................           2         21        368
                                                               --------    -------    -------
     Total other income (expense), net.....................     (18,517)     5,842      1,039
                                                               --------    -------    -------

Earnings before income taxes...............................      28,592     50,892     76,991
Provision for income taxes.................................      12,915     22,065     15,811
                                                               --------    -------    -------

NET EARNINGS...............................................    $ 15,677    $28,827    $61,180
                                                               ========    =======    =======
BASIC EARNINGS PER SHARE...................................    $   1.47    $  2.72    $  5.80
                                                               ========    =======    =======
DILUTED EARNINGS PER SHARE.................................    $   1.47    $  2.67    $  5.71
                                                               ========    =======    =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.................      10,635     10,600     10,550
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS.............           7        186        162
                                                               --------    -------    -------
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING.....      10,642     10,786     10,712
                                                               ========    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
       YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)

                                                                 2000       1999       1998
                                                                -------    -------    -------
NET EARNINGS................................................    $15,677    $28,827    $61,180

OTHER COMPREHENSIVE INCOME, NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) during the period....        145     (1,114)     3,583
     Less: reclassification adjustment for gains (losses)
       included in net earnings.............................         36        796     (2,818)
                                                                -------    -------    -------
COMPREHENSIVE EARNINGS......................................    $15,786    $26,917    $67,581
                                                                =======    =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
       YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)

                                                                                                ACCUMULATED
                                    COMMON STOCK                                                   OTHER            TOTAL
                                   ---------------     ADDITIONAL      DIVISION    RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                                   SHARES   AMOUNT   PAID-IN-CAPITAL    EQUITY     EARNINGS   EARNINGS (LOSS)      EQUITY
                                   ------   ------   ---------------   ---------   --------   ---------------   -------------
Balance, December 28, 1997.......      --      --             --       $ 121,745        --        $(2,947)        $118,798
  Distribution to Grand Casinos,
    Inc. ........................      --      --             --         (51,890)       --             --          (51,890)
  Other comprehensive earnings...      --      --             --              --        --          3,583            3,583
  Net earnings...................      --      --             --          61,180        --             --           61,180
  Distribution from Grand
    Casinos, Inc.................  10,576     106        130,929        (131,035)       --             --               --
                                   ------    ----       --------       ---------   -------        -------         --------
Balance, January 3, 1999.........  10,576     106        130,929              --        --            636          131,671
  Issuance of stock on options
    exercised -- net.............      53      --            477              --        --             --              477
  Other comprehensive loss.......      --      --             --              --        --         (1,114)          (1,114)
  Net earnings...................      --      --             --              --    28,827             --           28,827
                                   ------    ----       --------       ---------   -------        -------         --------
Balance, January 2, 2000.........  10,629     106        131,406              --    28,827           (478)         159,861
  Issuance of stock on options
    exercised -- net.............       9      --             79              --        --             --               79
  Tax benefits from exercise of
    common stock options.........      --      --             40              --        --             --               40
  Other comprehensive earnings...      --      --             --              --        --            145              145
  Net earnings...................      --      --             --              --    15,677             --           15,677
                                   ------    ----       --------       ---------   -------        -------         --------
Balance, December 31, 2000.......  10,638    $106       $131,525       $      --   $44,504        $  (333)        $175,802
                                   ======    ====       ========       =========   =======        =======         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
       YEARS ENDED DECEMBER 31, 2000, JANUARY 2, 2000 AND JANUARY 3, 1999
                                 (IN THOUSANDS)

                                                                 2000       1999       1998
                                                                -------    -------    -------
OPERATING ACTIVITIES:
  Net earnings..............................................    $15,677    $28,827    $61,180
  Adjustments to reconcile net earnings to net cash provided by operating activities:
  Depreciation and amortization.............................      2,910      1,916      1,838
  (Gain) loss on sale of securities.........................        (61)    (1,264)     4,473
  Equity in loss of unconsolidated affiliates...............      2,904      2,925        359
  Write down of assets held as investments..................      5,522         --         --
  Deferred income taxes.....................................     (9,480)      (276)    (1,040)
  Provision for litigation loss.............................     18,000         --         --
  Changes in operating assets and liabilities:
     Accounts receivable....................................      3,240      9,604     (8,792)
     Income taxes...........................................       (906)    (4,638)    23,596
     Accounts payable.......................................       (409)       488         --
     Accrued expenses.......................................     (1,001)      (661)     6,193
     Other..................................................     (1,284)      (465)    (2,040)
                                                                -------    -------    -------
Net Cash Provided by Operating Activities...................     35,112     36,456     85,767
                                                                -------    -------    -------
INVESTING ACTIVITIES:
  Short-term investments, purchases.........................    (52,795)   (28,829)        --
  Short-term investments, sales/maturities..................     48,080        500         --
  Payments for land held for development....................     (3,858)   (22,949)   (11,229)
  Payments for notes receivable.............................    (37,402)   (12,406)    (7,115)
  Proceeds from repayment of notes receivable...............     18,038     11,950      6,567
  Investment in and notes receivable from unconsolidated
     affiliates.............................................     (2,917)    (8,035)      (807)
  Increase in restricted cash, net..........................    (18,121)    (7,157)    (3,767)
  Decrease (increase) in other long-term assets.............        (92)    (2,539)     1,216
  Proceeds from sale of securities..........................         --        389      4,824
  Payments for property and equipment, net..................       (397)      (239)        --
                                                                -------    -------    -------
Net Cash Used in Investing Activities.......................    (49,464)   (69,315)   (10,311)
                                                                -------    -------    -------
FINANCING ACTIVITIES:
  Distribution to Grand.....................................         --         --    (51,890)
  Proceeds from issuance of common stock....................         79        477         --
  Proceeds on long-term debt................................        350         --         --
                                                                -------    -------    -------
Net Cash Provided by (Used in) Financing Activities.........        429        477    (51,890)
                                                                -------    -------    -------
Net increase (decrease) in cash and cash equivalents........    (13,923)   (32,382)    23,566
Cash and cash equivalents -- beginning of period............     24,392     56,774     33,208
                                                                -------    -------    -------
Cash and cash equivalents -- end of period..................    $10,469    $24,392    $56,774
                                                                =======    =======    =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
  Interest..................................................    $    97    $    98    $    98
  Income taxes..............................................     23,090     23,676      5,420

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999

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

     Lakes currently manages the largest casino resort in Louisiana and has entered into development and management agreements with three separate tribes for three new casino operations, one in Michigan and two in California. The Company also has agreements for the development of a casino on Indian owned land in California through a joint venture, and has entered into a joint venture agreement for the development of land on the Las Vegas strip.

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

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the year ended December 31, 2000 is approximately $16 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expires January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to National Indian Gaming Commission ("NIGC") approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes. There can be no assurance that the Louisiana management contract will be renewed upon expiration or approved by the NIGC upon any such renewal. The failure to obtain approval of the renewed management contract would result in the loss of revenues to the Company derived from such contract, which would have a material adverse effect on the Company's results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

     Management contracts for the two previously managed Minnesota casinos, Grand Casino Mille Lacs and Grand Casino Hinckley concluded during 1998.

     The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. The compact was approved in November 1992 by the Secretary of the Interior. The compact expired November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe agreed on three extensions totaling thirteen months that were approved by the Department of the Interior. On December 11, 2000, the Tribe and the State of Louisiana agreed to terms of a new compact. The compact is subject to approval by the Department of the Interior. There can be no assurances that the compact will be approved by the Department of the Interior.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Ultimate results could differ from those estimates.

YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on December 31, 2000 (2000), January 2, 2000 (1999), and January 3, 1999 (1998). The
activity from the date of the Transaction, December 31, 1998, to January 3, 1999 was not segregated from the full year's results as it was not material.

PRINCIPLES OF CONSOLIDATION

     The accompanying audited and consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing between 20% and 50% of voting interests are accounted for on the equity method. All material intercompany balances and transactions have been eliminated in consolidation.

     Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in each of Lakes Cloverdale, LLC, and Lakes Corning, LLC, joint ventures formed to develop casinos on Indian-owned land in California, a 27 percent ownership interest in Fanball.com, Inc., a start-up internet provider of fantasy sports services, and a 23 percent ownership interest in Interactive Learning Group, Inc., a consumer product company. Additionally, as a result of its spin-off from Grand, Lakes received a 49 percent ownership interest in Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities. On December 31, 2000, the carrying value of the investments in the unconsolidated affiliates of Fanball.com, Inc., Trak 21 Development, LLC, and Interactive Learning Group, Inc. were written down to zero.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Leasehold improvements......................................     15 years
Furniture and equipment.....................................   3-10 years

     Property and Equipment consist of the following (in thousands):

                                                          2000      1999
                                                         ------    ------
Land..................................................      875     1,234
Leasehold improvements................................      376       376
Furniture and equipment...............................    1,513     1,466
                                                         ------    ------
                                                          2,764     3,076
Less: Accumulated depreciation........................   (1,350)   (1,188)
                                                         ------    ------
Property and equipment, net...........................    1,414     1,888
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

LAND HELD FOR DEVELOPMENT

     Land held for development consists of amounts related to an approximately 16-acre site in Las Vegas, Nevada, which the Company controls. Lakes formed a joint venture, Metroplex-Lakes, LLC, to develop the real estate. The joint venture has a two-year option to buy the majority of the site from Lakes at a price that approximates Lakes' investment in the property.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

EARNINGS PER SHARE

     Earnings per share (EPS) is calculated for the period ended January 3, 1999 based on the exchange of one Lakes share for every four owned Grand shares. For all periods, basic EPS is calculated by dividing earnings by the weighted average common shares outstanding. Diluted EPS reflects the potential dilutive effect of all common stock equivalents outstanding by dividing net income by the weighted average of all common and dilutive shares outstanding. Stock options that could potentially dilute earnings per share in the future of 867,268 and 620,969 in 2000 and 1999, respectively, were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented.

CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Coushatta Tribe of Louisiana and the Pokagon Band of Potawatomi Indians.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Implementation of SFAS 133 is required as of the beginning of fiscal year 2001 and will not have a material effect on the Company's financial position or results of operations.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

RECLASSIFICATIONS

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

2. MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS:

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire June 3, 2001.

     The early buyout of the contract was provided in the original seven-year management agreement and the Company received full value for all contracted obligations by the Tunica-Biloxi Tribe of Louisiana. Under the early buyout agreement, the Company was compensated for the management fees, discounted to present value, the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date. 2000 results include $19.8 million in revenues from the management contract for Grand Casino Avoyelles that concluded during 2000. The Company's revenues and earnings will not include contribution from this operation going forward.

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

     In addition, the Company holds a management contract with the Coushatta Tribe of Louisiana for a gaming facility in Kinder, Louisiana, that expires on January 16, 2002. The Coushatta Tribe and Lakes have agreed on a five-year contract renewal beginning January 17, 2002, subject to NIGC approval. Net distributable profits, if any, under the new agreement will be determined in accordance with IGRA and distributed each month 90% to the Coushatta Tribe and 10% to Lakes.

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

     The management contract for the Coushatta Tribe of Louisiana has been approved by the Bureau of Indian Affairs (BIA). While the Company believes that all of its management contracts meet all requirements of the Indian Gaming Regulatory Act of 1988, the BIA or the NIGC may attempt to reduce the terms or the management fees payable under the management contracts or require other changes to the contracts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

3. NOTES RECEIVABLE:

     Notes receivable consist of the following (in thousands):

                                                               DECEMBER 31, 2000   JANUARY 2, 2000
                                                               -----------------   ---------------
Notes from the Pokagon Band of Potawatomi Indians with
  variable interest rates, (not to exceed 10%), (10% at
  December 31, 2000), receivable in 60 monthly installments
  subsequent to commencement date...........................       $ 21,918           $  2,035
Notes from the Coushatta Tribe with variable interest rates
  (10.5% at December 31, 2000), receivable in 84 monthly
  installments through January 2002.........................         12,227             22,484
Notes from the Tunica-Biloxi Tribe repaid in 2000...........             --              6,196
Notes from the Shingle Springs Band of Miwok Indians with
  variable interest rates (11.5% at December 31, 2000),
  receivable in 12 monthly installments subsequent to
  commencement date.........................................          5,554              1,559
Notes from the Jamul Indian Village with variable interest
  rates (11.5% at December 31, 2000), receivable in 12
  monthly installments subsequent to commencement date......          3,372                859
Notes from ViatiCare Financial Services, LLC, with variable
  interest rates (13.5% at December 31, 2000)...............          3,740                 --
Other.......................................................          5,205              2,295
                                                                   --------           --------
  Total notes receivable....................................         52,016             35,428
Less -- current installments of notes receivable............        (16,679)           (15,406)
                                                                   --------           --------
  Notes receivable, less current installments...............       $ 35,337           $ 20,022
                                                                   ========           ========

     The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 31, 2000, no amounts have been withheld under these provisions.

     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through December 31, 2000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

4. INCOME TAXES:

     The provisions for income taxes attributable to earnings for 2000, 1999, and 1998 consisted of the following (in thousands):

                                                                         YEARS ENDED
                                                              ---------------------------------
                                                               2000         1999         1998
                                                              -------    -----------    -------
Current:
  Federal.................................................    $17,602      $17,649      $14,482
  State...................................................      4,793        4,692        2,369
                                                              -------      -------      -------
                                                               22,395       22,341       16,851
Deferred..................................................     (9,480)        (276)      (1,040)
                                                              -------      -------      -------
                                                              $12,915      $22,065      $15,811
                                                              =======      =======      =======

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings before income taxes for 2000, 1999, and 1998 are summarized as follows:

                                                                     YEARS ENDED
                                                                ---------------------
                                                                2000    1999    1998
                                                                ----    ----    -----
Statutory federal tax rate..................................    35.0%   35.0%    35.0%
State income taxes, net of federal income tax benefit.......     6.0     6.0      2.0
Valuation allowance increases (decreases) on Stratosphere
  losses and write-down.....................................      --      --    (22.5)
Other, net..................................................     4.0     2.4      6.0
                                                                ----    ----    -----
                                                                45.0%   43.4%    20.5%
                                                                ====    ====    =====

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                 2000       1999       1998
                                                                -------    -------    -------
Current deferred tax asset:
  Accruals, reserves and other..............................    $13,674    $ 6,301    $ 7,370
                                                                =======    =======    =======
Non-current deferred taxes:
  Unrealized investment losses (gains)......................      2,670      1,815       (114)
  Capitalized interest......................................     (1,737)    (1,737)    (1,483)
  Development cost amortization.............................        (35)      (784)      (960)
  Other.....................................................        423        (80)      (176)
                                                                -------    -------    -------
Net non-current deferred tax asset (liability)..............    $ 1,321    $  (786)   $(2,733)
                                                                =======    =======    =======

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

5. LONG-TERM DEBT:

     The Company has three notes payable with third parties. The first is collateralized by certificates of deposit, with $1.0 million outstanding at December 31, 2000 and January 2, 2000. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. The second is collateralized by property with $0.5 million outstanding at December 31, 2000 and January 2, 2000. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due November 5, 2001. The third is collateralized by property with $0.4 million outstanding at December 31, 2000. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due October 9, 2002.

6. STOCK OPTIONS:

     Grand had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand's common stock were granted to officers, directors, and employees.

     Upon the consummation of the Distribution, the holders of outstanding Grand stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Park Place common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Park Place to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand on December 31, 1998. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 2.5 million shares and .2 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

     Information with respect to the stock option plans is summarized as follows:

                                                                  NUMBER OF COMMON SHARES
                                                         ------------------------------------------
                                                            LAKES
                                                           OPTIONS     AVAILABLE     OPTION PRICE
                                                         OUTSTANDING   FOR GRANT    RANGE PER SHARE
                                                         -----------   ----------   ---------------
Balance at January 3, 1999............................    1,054,846            --   $(3.13 - 33.11)
Additional Shares Authorized..........................           --     2,700,000               --
Granted...............................................    1,845,000    (1,845,000)   (8.38 - 10.81)
Canceled..............................................     (527,526)      527,526    (7.42 - 33.11)
Exercised.............................................      (52,467)           --    (3.13 - 11.34)
                                                          ---------    ----------   --------------
Balance at January 2, 2000............................    2,319,853     1,382,526   $(7.42 - 17.72)
Granted...............................................      105,500      (105,500)   (7.88 -  8.88)
Canceled..............................................      (85,080)       85,080    (8.33 - 16.10)
Exercised.............................................       (9,555)           --    (8.33 -  8.33)
                                                          ---------    ----------   --------------
Balance at December 31, 2000..........................    2,330,718     1,362,106   $(7.42 - 17.72)
                                                          =========    ==========   ==============
Exercisable at December 31, 2000......................    1,118,818                 $(7.42 - 17.72)
                                                          =========                 ==============

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been as follows (in thousands):

                                                                2000      1999      1998
                                                               -------   -------   -------
Net earnings (loss):
  As reported...............................................   $15,677   $28,827   $61,180
  Pro forma.................................................    15,644    28,431    59,694
Net earnings (loss) per share:
  As reported -- Basic......................................   $  1.47   $  2.72   $  5.80
  Pro forma -- Basic........................................      1.47      2.68      5.66
  As reported -- Diluted....................................      1.47      2.67      5.71
  Pro forma -- Diluted......................................      1.47      2.64      5.57

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model. The exercise value of the options issued in 2000 range from $7.88 per share to $8.88 per share and the exercise value of the options issued in 1999 range from $8.38 per share to $10.81 per share. The following assumptions were used to estimate the fair value of options:

                                                           2000          1999          1998
                                                        ----------    ----------    ----------
Risk-free interest rate.............................    6.45-6.92%    5.20-6.50%    4.83-5.85%
Expected life.......................................      10 years      10 years      10 years
Expected volatility.................................     .453-.538     .452-.485     .487-.509
Expected dividend yield.............................            --            --            --

7. EMPLOYEE RETIREMENT PLAN:

     Grand had a section 401(k) employee savings plan for all full-time employees which upon consummation of the Distribution became Lakes' plan. The savings plan allows participants to defer, on a pretax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees' gross wages. The Company contributed $.09 million, $.03 million, and $.03 million during 2000, 1999, and 1998, respectively. Company contributions are vested over a period of five years.

8. COMMITMENTS AND CONTINGENCIES:

LEASES

     The Company leases certain property and equipment under non-cancelable operating leases. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $.8 million, $1.3 million, and $0.2 million for 2000, 1999 and 1998, respectively. Future minimum

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

lease payments, excluding contingent rentals, due under non-cancelable operating leases as of December 31, 2000 are as follows (in thousands):

                                                             OPERATING LEASES
2001.......................................................        2,978
2002.......................................................        3,108
2003.......................................................        3,176
2004.......................................................        3,246
2005.......................................................        3,318
Thereafter.................................................       40,862
                                                                 -------
                                                                 $56,688
                                                                 =======

     PURCHASE OPTIONS

     The Company has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017 and an option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million anytime prior to January 2, 2003.

     LOAN GUARANTY AGREEMENTS

     On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of December 31, 2000 and January 2, 2000, the amounts outstanding were $13.0 million and $19.3 million, respectively.

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

     As security to support Lakes' indemnification obligations to Grand under each of the Grand Distribution Agreement and the Park Place Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Transaction. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. Such amounts are included as restricted cash on the accompanying balance sheets as of December 31, 2000 and January 2, 2000.

     As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

     The Court added the Company as an additional defendant because of its indemnity obligation and stipulation. Park Place has opposed being added to the litigation and plaintiffs' motion to add Park Place as a defendant is pending.

     The parties have reached a settlement covering the Stratosphere shareholders litigation. A stipulation of settlement was approved by the Court on December 4, 2000. The Stratosphere state and federal settlement was for $9 million, inclusive of all plaintiffs fees and costs. A conditional judgment was entered and no distribution of the settlement will occur until the Minnesota federal litigation is also dismissed.

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

     As described under "Stratosphere Shareholder Litigation -- Federal Court" above, the parties have reached a $9 million settlement covering the Stratosphere shareholders litigation in federal and state courts. The state court litigation will be dismissed with prejudice.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

     The defendants have submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgement motion. Expert discovery was completed in March of 1999.

     The parties have completed follow-up discovery pertaining to the summary judgment motion. The court heard the motion on September 2, 1999. On March 28, 2000, the Court granted the motion in part and denied the motion in part. The Court dismissed with prejudice, all claims against the defendants as to the members of the putative class who did not purchase Grand common stock during the period from December 19, 1995 through June 6, 1996 inclusive.

     In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The motion for leave to amend the complaint has been granted and Lakes has filed its answer.

     On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The settlement agreement is subject to final approval by the US District Court for the District of Minnesota. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

     In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court subsequently denied Grand's request for expedited appellate court review as to the portions of the Motions that were denied. Thereafter, the parties jointly sought the Court's consideration of a subsequent summary judgment motion. During the August 30, 2000 scheduled pretrial conference call, the Court and the parties agreed to try the action upon an amended joint pretrial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held January 22, 2001. During oral argument, the Court asked both parties to submit findings of fact and conclusions of law within three weeks. The Court did not indicate its decision.

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

OTHER LITIGATION

     The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of December 31, 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     DECEMBER 31, 2000, JANUARY 2, 2000, AND JANUARY 3, 1999 -- (CONTINUED)

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

9. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Year ended December 31, 2000 (in thousands, except per share amounts):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Net revenues......................................    $31,053    $10,655    $10,684    $ 6,652
Earnings from operations..........................     27,078      7,580      7,708      4,743
Net earnings (loss)...............................     16,115     (5,311)     4,976       (103)
Earnings (loss) per share:
  Basic...........................................    $  1.52    $  (.50)   $   .47    $  (.02)
  Diluted.........................................       1.52       (.50)       .46       (.01)

     Year ended January 2, 2000 (in thousands, except per share amounts):

                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Net revenues......................................    $15,109    $14,892    $14,440    $10,275
Earnings from operations..........................     12,923     11,521     13,111      7,495
Net Earnings......................................      8,562      8,622      7,440      4,203
Earnings per share:
  Basic...........................................    $   .81    $   .81    $   .70    $   .40
  Diluted.........................................    $   .80    $   .80    $   .68    $   .39

10. SUBSEQUENT EVENTS (UNAUDITED):

     On January 10, 2001, the Company exercised its call option to purchase the Shark Club property in Las Vegas, Nevada for $10.1 million. Lakes, through its' joint venture Metroplex-Lakes, LLC, plans to develop an upscale retail, commercial, hotel and entertainment complex on this site, and adjoining Lakes property, surrounding the corner of Harmon Avenue and Las Vegas Boulevard (the "Strip") in Las Vegas, Nevada.

     On February 8, 2001, the Company announced its intention to discontinue involvement in the casino development planned by the Paskenta Band of Nomlaki Indians in California.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information in response to this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information in response to this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information in response to this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information in response to this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements:

                                                               PAGE
                                                               ----

Report of Independent Public Accountants....................    27

Consolidated Balance Sheets as of December 31, 2000 and
  January 2, 2000...........................................    28

Consolidated Statements of Earnings for the fiscal years
  ended December 31, 2000, January 2, 2000 and January 3,
  1999......................................................    29

Consolidated Statements of Comprehensive Earnings for the
  fiscal years ended December 31, 2000, January 2, 2000 and
  January 3, 1999...........................................    30

Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 31, 2000, January 2, 2000 and
  January 3, 1999...........................................    31

Consolidated Statements of Cash Flows for the fiscal years
  ended December 31, 2000, January 2, 2000 and January 3,
  1999......................................................    32

Notes to Consolidated Financial Statements..................    33

(a)(2) None.

(a)(3)

EXHIBITS    DESCRIPTION
--------    -----------

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

EXHIBITS    DESCRIPTION
--------    -----------
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

  10.7 Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
            First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
            26, 1999).

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

 10.12 Lease Agreement, dated as of June 17, 1996, by and between Brooks Family Trust and Nevada Brooks Cook as Landlord and
            Cloobeck Enterprises and Grand Casinos Nevada I, Inc. as
            Tenants. (Incorporated herein by reference to Exhibit 10.76 to Grand's Report on Form 10-K for the fiscal year ended
            December 28, 1997.)

 10.13 First Amendment to Ground Lease, dated November 25, 1997, by and between MacGregor Income Properties West I, Inc. and
            Grand Casinos Nevada I, Inc. (Incorporated herein by reference to Exhibit 10.77 to Grand's Report on Form 10-K for the fiscal year ended December 28, 1997.)

 10.14      Ground Lease, dated July 31, 1996, by and between MacGregor
            Income Properties West I, Inc. and Cloobeck Enterprises.
            (Incorporated herein by reference to Exhibit 10.78 to Grand's Report on form 10-K or the fiscal year ended
            December 28, 1997.)

 10.15 Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
            (Incorporated herein by reference to Exhibit 10.79 to Grand's Report on Form 10-K for the fiscal year ended
            December 28, 1997.)

 10.16      Carlson Center Office Lease by and between Carlson Real
            Estate Company, a Minnesota Limited Partnership, as Landlord and Grand Casinos, Inc. as Tenant, dated February 1, 1996, as Amended by that First Amendment to Lease dated August 23,
            1996. (Incorporated herein by reference to Exhibit 10.32 to the Lakes Form 10.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.17      Sublease entered into effective as of the 30th day of
            December 1998, between Grand Casinos, Inc., a Minnesota
            Corporation ("Sublessor"), and Lakes Gaming, Inc., a
            Minnesota Corporation ("Sublessee"). (Incorporated herein by reference to Exhibit 10.29 to Lakes' Form 10-K dated March
            26, 1999.)

 10.18      Release and Assumption Agreement dated as of December 31,
            1998, among Hibernia National Bank, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Grand Casinos of Louisiana, Inc. -- Coushatta,
            Grand Casinos, Inc., Lakes Gaming, Inc., a Minnesota corporation and a subsidiary of Grand and Grand Casinos of Louisiana, LLC -- Coushatta, a Minnesota limited liability company and a subsidiary of Lakes. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.19 Commercial Guaranty Agreement made and entered into effective as of February 15, 1999, by Lakes Gaming, Inc., a
            Minnesota corporation and Grand Casinos of Louisiana, LLC --
            Coushatta, a Minnesota limited liability company in favor of Hibernia National Bank, guaranteeing the Indebtedness (as defined) of the Coushatta Tribe of Louisiana and the Coushatta Tribe of Louisiana Building Authority.
            (Incorporated herein by reference to Exhibit 10.2 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.20      Subordination Agreement Granted by Lakes Gaming, Inc., a
            Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.21      Subordination Agreement Granted by Grand Casinos of
            Louisiana, LLC, a Minnesota limited liability company in favor of Hibernia National Bank entered into as of February
            15, 1999. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.22 Dominion Account Agreement dated as of May 1, 1997 between the Coushatta Tribe of Louisiana, a federally recognized
            Indian tribe, the Coushatta Tribe of Louisiana Building
            Authority, an instrumentality of the Coushatta Tribe, Grand
            Casinos of Louisiana, Inc. -- Coushatta, a Minnesota corporation, Grand Casinos, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.23      Subordination Agreement Granted by Lakes Gaming, Inc., a
            Minnesota corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.24      Subordination Agreement granted by Grand Casinos of
            Louisiana, LLC -- Coushatta, a Minnesota limited liability company, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.25      Dominion Account Agreement, dated effective as of December
            17, 1997, between the Coushatta Tribe of Louisiana, a federally recognized Indian Tribe, Grand Casinos of
            Louisiana, Inc. -- Coushatta, a Minnesota corporation, Grand
            Casinos, Inc. a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association.
            (Incorporated herein by reference to Exhibit 10.8 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.26 Intercreditor Agreement dated as of February 4, 1998, between Hibernia National Bank and Grand Casinos of
            Louisiana, Inc. -- Coushatta and Grand Casinos, Inc.
            (Incorporated herein by reference to Exhibit 10.9 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.27      Counterpart Signature Page, dated as of February 15, 1999, to that certain Intercreditor Agreement dated as of February
            4, 1998 (the First Intercreditor Agreement), by and among
            Hibernia National Bank, Grand Casinos, Inc. and Grand
            Casinos of Louisiana, Inc. -- Coushatta; entered into
            pursuant to Section 2 of that certain Release and Assumption
            Agreement dated as of December 31, 1998, by and among the
            Hibernia National Bank, Grand Casinos, Inc., Grand Casinos
            of Louisiana, Inc. -- Coushatta, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Lakes Gaming, Inc. and Grand Casinos of
            Louisiana, LLC -- Coushatta. (Incorporated herein by
            reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.28      Subordination Agreement granted by Lakes Gaming, Inc., a
            Minnesota Corporation, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.11 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.29      Subordination Agreement granted by Grand Casinos of
            Louisiana, LLC -- Coushatta, a Minnesota Limited Liability
            Company, in favor of Hibernia National Bank entered into as of February 15, 1999. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.30      Dominion Account Agreement, dated effective as of December
            18, 1998, between the Coushatta Tribe of Louisiana, a federally recognized Indian tribe, Grand Casinos of Louisiana, LLC -- Coushatta, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Cottonport Bank, a bank chartered under the laws of the State of Louisiana, and Hibernia National Bank, a national banking association. (Incorporated herein by reference to Exhibit 10.13 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.31      Second Intercreditor Agreement dated as of December 18,
            1998, between Hibernia National Bank, Grand Casinos of
            Louisiana, Inc. -- Coushatta and Grand Casinos, Inc.
            (Incorporated herein by reference to Exhibit 10.14 to Lakes'
            Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.32 Counterpart Signature Page, dated as of February 15, 1999, to that certain Second Intercreditor Agreement dated as of December 18, 1998 (the Second Intercreditor Agreement), by and among Hibernia National Bank, Grand Casinos, Inc. and
            Grand Casinos of Louisiana, Inc. -- Coushatta; entered into pursuant to Section 2 of that certain Release and Assumption
            Agreement dated as of December 31, 1998, by and among the Hibernia National Bank, Grand Casinos, Inc., Grand Casinos of Louisiana, Inc. -- Coushatta, the Coushatta Tribe of
            Louisiana, the Coushatta Tribe of Louisiana Building
            Authority, Lakes Gaming, Inc. and Grand Casinos of
            Louisiana, LLC -- Coushatta. (Incorporated herein by reference to Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.33 Non-competition Agreement made and entered into as of December 31, 1998, by and between Lyle Berman and Park Place
            Entertainment Corporation (f/k/a Gaming Co., Inc.) a
            Delaware corporation. (Incorporated herein by reference to Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)

 10.34      Subscription Agreement and Investment Letter by and among
            Lakes Gaming, Inc., a Minnesota corporation (the
            "Subscriber") and Fanball.com, Inc., a Minnesota corporation
            (the "Company") dated as of June 15, 1999. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form
            10-Q for the quarter ended October 3, 1999.)

 10.35      Stock Purchase Agreement dated as of June 15, 1999 between
            Lakes Gaming, Inc. (the "Buyer") and Richard Kallio (the
            "Seller"). (Incorporated herein by reference to Exhibit 10.2 to Lakes' Report on Form 10-Q for the quarter ended October
            3, 1999.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.36      Subscription Agreement and Investment Letter by and among
            Lakes Gaming, Inc. a Minnesota corporation (the
            "Subscriber") and Interactive Learning Group, Inc., a
            Minnesota corporation (the "Company") dated as of June 25,
            1999. (Incorporated herein by reference to Exhibit 10.3 to
            Lakes' Report on Form 10-Q for the quarter ended October 3,
            1999.)

 10.37      Mutual Termination Agreement by and Among the Registrant,
            Rainforest Cafe, Inc. and RFC Acquisition Co. dated as of
            January 24, 2000. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 8-K dated as of
            January 25, 2000.)

 10.38 Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.39 Management Agreement dated as of July 8, 1999, by and between the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.40 Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.41 Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
            Band of Potawatomi Indians and Lakes Gaming, Inc., a
            Minnesota corporation. (Incorporated herein by reference to Exhibit 10.64 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.42      Promissory Note (the "Transition Loan Note") dated as of
            July 8, 1999 by and among the Pokagon Band of Potawatomi
            Indians and Lakes Gaming, Inc., a Minnesota corporation.
            (Incorporated herein by reference to Exhibit 10.65 to Lakes'
            Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.43 Account Control Agreement dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.44 Pledge and Security Agreement dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and Lakes
            Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.45      Memorandum of Agreement Regarding Gaming Development and
            Management Agreements dated as of the 15th day of February, 2000 by and between the Jamul Indian Village and Lakes
            KAR -- California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on Form 10-K for the fiscal year ended
            January 2, 2000.)

 10.46      Operating Agreement of Lakes Kean Argovitz
            Resorts -- California, LLC dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc. and Kean Argovitz
            Resorts -- Jamul, LLC. (Incorporated herein by reference to
            Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.47      Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
            KAR -- California, LLC, a Delaware limited liability
            company. (Incorporated herein by reference to Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended
            January 2, 2000.)

 10.48 Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts -- California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.49      Management Agreement between the Shingle Springs Band of
            Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
            LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.50      Development Agreement between the Shingle Springs Band of
            Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
            LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.51 Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR -- Shingle Springs, LLC, a
            Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.52 Operating Agreement of Lakes KAR -- Shingle Springs, LLC dated as of the 29th day of July, 1999 by Lakes Shingle
            Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
            LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes' Report on Form 10-K for the fiscal year ended January
            2, 2000.)

 10.53      Assignment and Assumption Agreement between Kean Argovitz
            Resorts -- Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes' Report on Form 10-K for the fiscal year ended January
            2, 2000.)

 10.54      Assignment and Assumption Agreement and Consent to
            Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz
            Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.
            (Incorporated herein by reference to Exhibit 10.77 to Lakes'
            Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.55 Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR -- Shingle Springs, LLC, a
            Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.56 Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
            Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

 10.57 Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
            Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended January 2, 2000.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.58      Joint Contribution Agreement by and between Grand Casinos
            Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
            Metroplex-Lakes, LLC dated as of April 25, 2000.
            (Incorporated herein by reference to Exhibit 10.1 to Lakes'
            Report on Form 10-Q for the quarter ended July 2, 2000.)

 10.59 Member Control Agreement of Metroplex-Lakes, LLC, by and between Grand Casinos Nevada I, Inc., Metroplex, LLC, and
            Metroplex-Lakes, LLC dated as of April 25, 2000.
            (Incorporated herein by reference to Exhibit 10.2 to Lakes'
            Report on Form 10-Q for the quarter ended July 2, 2000.)

 10.60      Real Estate Option Agreement by and between Grand Casinos
            Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC dated as of April 25, 2000. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 2, 2000.)

 10.61      Amended and Restated Option Agreement by and between Martin
            J. Cable and Olga B. Cable, as Trustees of the Cable Family
            Trust and Grand Casinos Nevada I, Inc. dated as of June 1,
            2000. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 2,
            2000.)

 10.62      Acquisition and Participation Agreement, dated as of August
            7, 2000, by and between MRD Gaming, LLC, a Nevada limited liability company, and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.63 First Amendment to Acquisition and Participation Agreement, dated as of October 12, 2000, by and between MRD Gaming, LLC, a Nevada limited liability company, and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company.
            (Incorporated herein by reference to Exhibit 10.2 to Lakes'
            Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.64      Member Control Agreement of Pacific Coast Gaming -- Corning,
            LLC. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended October 1,
            2000.)

 10.65      Member Control Agreement of Pacific Coast Gaming -- Santa
            Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
            1, 2000.)

 10.66 Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming -- Corning, LLC, a Minnesota limited liability company, and Lakes Corning, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.67 Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming -- Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.68      Assignment and Assumption Agreement, dated as of October 16,
            2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians.
            (Incorporated herein by reference to Exhibit 10.7 to Lakes'
            Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.69 First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (f/k/a Great Lakes of Michigan, LLC). (Incorporated herein by reference to Exhibit
            10.8 to Lakes' Report on Form 10-Q for the quarter ended
            October 1, 2000.)

EXHIBITS    DESCRIPTION
--------    -----------
 10.70      First Amended and Restated Management Agreement, dated as of
            October 16, 2000, by and between the Pokagon Band of
            Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
            a Minnesota limited liability company (f/k/a Great Lakes of
            Michigan, LLC). (Incorporated herein by reference to Exhibit
            10.9 to Lakes' Report on Form 10-Q for the quarter ended
            October 1, 2000.)

 10.71      First Amended and Restated Lakes Note, dated as of October
            16, 2000, by and between the Pokagon Band of Potawatomi
            Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.72 First Amended and Restated Non-Gaming Land Acquisition Line of Credit, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of
            Michigan, LLC, a Minnesota limited liability company.
            (Incorporated herein by reference to Exhibit 10.11 to Lakes'
            Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.73      Amended and Restated Transition Loan Note, dated as of
            October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a
            Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.74      Amendment to Account Control Agreement, dated as of October
            16, 2000, by and among Great Lakes of Michigan, LLC, a
            Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Pokagon Band of Potawatomi
            Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of
            Minnesota, N.A. (Incorporated herein by reference to Exhibit
            10.13 to Lakes' Report on Form 10-Q for the quarter ended
            October 1, 2000.)

 10.75      Unlimited Guaranty, dated as of October 16, 2000, from Lakes
            Gaming, Inc., a Minnesota corporation, and Great Lakes of
            Michigan, LLC, a Minnesota limited liability company, to the Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

 10.76 Amendment to Pledge and Security Agreement, dated as of October 16, 2000, by and among the Great Lakes of Michigan,
            LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and the Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

    21      Subsidiaries of the Company.

    23      Consent of Independent Public Accountants Dated January 26,
            2001.

---------------

* Management Compensatory Plan or Arrangement

(b) Reports on Form 8-K.

     (i)     A Form 8-K, Item 5. Other Events, was filed on October 24, 2000

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKES GAMING, INC.
                                          Registrant

                                          By: /s/ LYLE BERMAN
                                            ------------------------------------
                                            Name: Lyle Berman
                                            Title: Chairman of the Board and
                                                Chief Executive Officer
                                                Dated as of March 28, 2001

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2001.

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