Form 10-Q
period 2001-04-01
LAKES GAMING INC
filed 2001-05-15
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                                   (Mark One)

       X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ------    SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended April 1, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     ------    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                 to
                                --------------    --------------

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

             Yes   X        No
                 -----         -----


As of May 10, 2001, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                              PAGE OF
                                                                                             FORM 10-Q
                                                                                             ---------



    PART I.   FINANCIAL INFORMATION


              ITEM 1.   FINANCIAL STATEMENTS

                        Consolidated Balance Sheets as of April 1, 2001                             3
                        and April 2, 2000

                        Consolidated Statements of Earnings for the three                           4
                        months ended April 1, 2001 and April 2, 2000

                        Consolidated Statements of Comprehensive                                    5
                        Earnings for the three months ended April 1, 2001
                        and April 2, 2000

                        Consolidated Statements of Cash Flows for the three                         6
                        months ended April 1, 2001 and April 2, 2000

                        Notes to Consolidated Financial Statements                                  7

              ITEM 2.   MANAGEMENT'S DISCUSSION AND                                                13
                        ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

    PART II.  OTHER INFORMATION

              ITEM 1.   LEGAL PROCEEDINGS                                                          21

              ITEM 5.   OTHER INFORMATION                                                          27

              ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                           27


                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                       APRIL 1, 2001    DECEMBER 31, 2000
--------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
     Cash and cash equivalents                                                            $  7,872          $  10,469
     Short-term investments                                                                 13,007             32,477
     Current installments of notes receivable                                               13,302             16,679
     Accounts receivable                                                                     7,056              2,373
     Deferred tax asset                                                                     13,591             13,674
     Other current assets                                                                    4,124              2,383
---------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        58,952             78,055
---------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                                   1,390              1,414
---------------------------------------------------------------------------------------------------------------------
Other Assets:
     Land held for development                                                              70,400             58,671
     Notes receivable-less current installments                                             46,880             35,337
     Cash and cash equivalents-restricted                                                   33,073             30,270
     Investments in and notes from unconsolidated affiliates                                 3,096              3,209
     Other long-term assets                                                                  5,887              5,853
---------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                         159,336            133,340
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                              $219,678           $212,809
=====================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable                                                                     $    142           $     79
     Current maturities of long-term debt                                                      525                525
     Income taxes payable                                                                    8,381              5,479
     Litigation and claims accrual                                                          24,842             25,078
     Other accrued expenses                                                                  3,824              4,521
---------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                   37,714             35,682
---------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
     Long-term debt-less current installments                                                1,325              1,325
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                  1,325              1,325
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                           39,039              37,007
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
     Capital stock, $.01 par value; authorized 100,000 shares;
     10,638 common shares issued and outstanding
     at April 1, 2001, and December 31, 2000, respectively                                     106                106
     Additional paid-in-capital                                                            131,525            131,525
     Retained Earnings                                                                      49,221             44,504
     Accumulated other comprehensive loss                                                     (213)              (333)
---------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                 180,639            175,802
---------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $219,678           $212,809
=====================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                                THREE MONTHS ENDED
                                                                                                ------------------
                                                                                         APRIL 1, 2001         APRIL 2, 2000
                                                                                         -------------         -------------
REVENUES:
   Management fee income                                                                     $ 9,223               $31,053

COSTS AND EXPENSES:
   Selling, general and administrative                                                         2,580                 2,054
   Depreciation and amortization                                                                 331                 1,921
--------------------------------------------------------------------------------------------------------------------------
      Total Costs and Expenses                                                                 2,911                 3,975
--------------------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                                       6,312                27,078
--------------------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
   Interest income                                                                             1,816                 1,630
   Interest expense                                                                              (24)                  (24)
   Equity in loss of unconsolidated affiliates                                                  (109)                 (808)
--------------------------------------------------------------------------------------------------------------------------
      Total other income, net                                                                  1,683                   798
--------------------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                                   7,995                27,876
Provision for income taxes                                                                     3,278                11,761
--------------------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                                  $4,717               $16,115
==========================================================================================================================

BASIC EARNINGS PER SHARE                                                                      $ 0.44                $ 1.52
==========================================================================================================================

DILUTED EARNINGS PER SHARE                                                                    $ 0.44                $ 1.52
==========================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                    10,638                10,630
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                                   144                     2
--------------------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
 SHARES OUTSTANDING                                                                           10,782                10,632
==========================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)


                                                                                      THREE MONTHS ENDED
                                                                               ---------------------------------

                                                                                APRIL 1, 2001    APRIL 2, 2000
                                                                               ---------------------------------



NET EARNINGS                                                                       $ 4,717           $ 16,115

OTHER COMPREHENSIVE INCOME, NET OF TAX:
   Unrealized gains on securities:
      Unrealized holding gains during the period                                       120                  9
      Reclassification adjustment for losses
         included in net earnings                                                       67                  -
                                                                                 ----------------------------

COMPREHENSIVE EARNINGS                                                             $ 4,904           $ 16,124
                                                                                 ============================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                      LAKES GAMING, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED
                                                                      ----------------------------
                                                                      APRIL 1, 2001  APRIL 2, 2000
                                                                      -------------  -------------
OPERATING ACTIVITIES:
     Net earnings                                                        $  4,717    $ 16,115
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                           331       1,921
      Equity in loss of unconsolidated affiliates                             109         808
      Changes in operating assets and liabilities:
           Accounts receivable                                             (4,708)        403
           Income taxes                                                     2,902      11,369
           Accounts payable                                                    63         (93)
           Accrued expenses                                                  (974)       (833)
           Other                                                           (1,441)        193
---------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                     999      29,883
---------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
     Short-term investments, purchases                                     (5,208)          -
     Short-term investments, sales/maturities                              24,882       3,103
     Payments for land held for development                               (11,729)       (834)
     Payments for notes receivable                                        (11,229)     (8,295)
     Proceeds from repayment of notes receivable                            2,926       9,875
     Investment in and notes receivable from unconsolidated affiliates       (303)       (363)
     (Increase) decrease in restricted cash, net                           (2,803)        215
     Increase in other long-term assets                                      (113)        (57)
     Payments for property and equipment, net                                 (19)        (22)
---------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                      (3,596)      3,622
---------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                     -          17
---------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Financing Activities                             -          17
---------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (2,597)     33,522
Cash and cash equivalents - beginning of period                            10,469      24,392
---------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                 $ 7,872    $ 57,914
=============================================================================================



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                           $     24    $     24
      Income taxes                                                          1,292         318


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

Lakes currently manages the largest casino resort in Louisiana and has entered into development and management agreements with three separate tribes for three new casino operations, one in Michigan and two in California. The Company also has agreements for the development of one additional casino on Indian owned land in California through a joint venture, and has entered into a joint venture agreement for the development of land on the Las Vegas strip.

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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Cloverdale, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California. In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc., were written down to zero.

The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended April 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10K for the year ended December 31, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




4.     NOTES RECEIVABLE

Notes receivable consist of the following (in thousands):

                                                  April 1, 2001         December 31, 2000
                                                  -------------         -----------------

Notes from the Pokagon Band of Potawatomi
Indians with variable interest rates (not to
exceed 10%) (9.0% at April 1, 2001),
receivable in 60 monthly installments
subsequent to commencement date                      $27,662              $21,918

Notes from the Coushatta Tribe with variable
interest rates (9.0% at April 1, 2001),
receivable in 84 monthly installments through
January 2002                                           9,302               12,227

Notes from the Shingle Springs Band of Miwok
Indians with variable interest rates (10.0%
at April 1, 2001), receivable in 12 monthly
installments subsequent to commencement date           6,035                5,554

Notes from PCG Corning, LLC, with variable interest
rates (9.0% at April 1, 2001)                          5,427                2,679

Notes from the Jamul Indian Village with
variable interest rates (10.0% at April 1,
2001), receivable in 12 monthly installments
subsequent to commencement date                        4,759                3,372

Notes from ViatiCare Financial Services, LLC, with
variable interest rates (8.0% at April 1, 2001)        4,000                3,740

Other                                                  2,997                2,526
                                                     -------              -------

Total notes receivable                                60,182               52,016

Less-current installments of notes receivable        (13,302)             (16,679)
                                                     -------              -------


Notes receivable, less current installments          $46,880              $35,337
                                                     =======              =======

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through April 1, 2001, no amounts have been withheld under these provisions.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through April 1, 2001.

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

5.     LITIGATION SETTLEMENT

A settlement agreement was reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a nonoperating expense in the second quarter of 2000. The $18 million was placed by Lakes into escrow accounts on behalf of the recipients. The settlement agreement is subject to final approval by the respective courts, which is expected to occur later this year. The net income impact of the litigation loss was $10.6 million or $1.00 per diluted share. The complaints by the shareholder groups were originally filed in 1996 against various defendants including Grand Casinos, Inc. The complaints included allegations of misrepresentations, federal and state securities law violations and various other claims in connection with the Stratosphere project. As part of the transaction establishing Lakes as a separate public company on December 31, 1998, Lakes agreed to indemnify Grand for all obligations arising out of these lawsuits.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



6.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of April 1, 2001 are as follows (in thousands):

                                               Operating Leases
                                               ----------------

                2001                                 $  2,233
                2002                                    3,109
                2003                                    3,176
                2004                                    3,246
                2005                                    3,318
                Thereafter                             40,861
                                                    ---------
                                                      $55,943
                                                    =========

PURCHASE OPTION AGREEMENTS

The Company has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017, and options to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million any time prior to January 2, 2003.

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of April 1, 2001 and December 31, 2000, the amounts outstanding were $10.9 million and $13.0 million, respectively

INDEMNIFICATION AGREEMENT

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





As security to support Lakes' indemnification obligations to Grand, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to December 31, 1998. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. Such amounts are included as restricted cash on the accompanying balance sheets as of April 1, 2001 and December 31, 2000.

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

Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development in emerging and established gaming jurisdictions.

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

In January 2001, the land comprising the casino site was accepted into trust by the Secretary of Interior, subject to a 30-day public comment period. During the 30-day period, a complaint was filed against the Secretary of the U.S. Department of the Interior in the District Court of Columbus by a group called "Taxpayers of Michigan Against Casinos", to stop the U.S. Department of Interior from placing into trust the land for the casino site. The Department of Justice will defend this lawsuit on behalf of the Secretary of the Interior.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




On June 19, 2000, the Company announced that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. The settlement is subject to final approval by the respective courts, which is expected to occur later this year.

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

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing new gaming facilities on Indian-owned land in California. Under the agreement, Lakes formed a limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to develop casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development at the casino will start as soon as various regulatory approvals are obtained by the tribe. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki Indians. Lakes has made loans to the joint venture for this project. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project.

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Cloverdale, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California. In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc., a publicly held provider of child care facilities. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc. were written down to zero.

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

Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year and the buyout and/or cessation of other casino management contracts. Lakes' growth strategy contemplates the expansion of existing operations, the pursuit of opportunities to develop and manage additional gaming facilities and the pursuit of new business opportunities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and the management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe agreed on two six-month extensions and one thirty-day extension, which were approved by the Department of the Interior. On December 11, 2000, the State of Louisiana and the Coushatta Tribe reached agreement on the terms of a new compact. The compact is subject to approval by the Department of the Interior. In the event the compact is not approved, gaming may not be permitted at Grand Casino Coushatta.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




THREE MONTHS ENDED APRIL 1, 2001 COMPARED TO THE THREE MONTHS ENDED APRIL 2,
2000

Revenues

Total revenues were $9.2 million for the three months ended April 1, 2001 compared to $31.1 million for the same period in the prior year. Revenues for the current year quarter were derived from fees related to the management of Grand Casino Coushatta. Revenues for the quarter were less than the same period last year primarily due to the early buyout of the Company's management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter 2000, pursuant to the terms of the contract. Revenues from Grand Casino Avoyelles contributed $19.8 million in the first quarter of 2000, including approximately $16.0 million in management fee income recognized due to the buyout of the management contract. The decrease in revenues relates also to a decline in management fees of $2.0 million from Grand Casino Coushatta due to construction interruption on the main roads leading to the casino, along with increased competition from the Lake Charles riverboats.

Costs and Expenses

Total costs and expenses were $2.9 million for the three months ended April 1, 2001, compared to $4.0 million for the same period in the prior year. Selling, general, and administrative expenses increased in comparison with the prior year period, primarily due to increased costs related to development costs of new casino projects. Depreciation and amortization expense decreased from $1.9 million for the three months ended April 2, 2000 to $0.3 million for the three months ended April 1, 2001, due to increased amortization in the prior year period related to the early buyout of the management contract for Grand Casino Avoyelles at the end of the first quarter of 2000.

Other

Interest income was $1.8 million for the three months ended April 1, 2001, compared to $1.6 million for the same period in the prior year. Equity in loss of unconsolidated affiliates decreased to $0.1 million for the three months ended April 1, 2001 from $0.8 million for the three months ended April 2, 2000, due primarily to the write down of investments in Fanball.com, Interactive Learning Group, Inc. and Trak 21 on December 31, 2000. Current year period results do not include losses from these operations.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



Earnings per Common Share and Net Earnings

For the three months ended April 1, 2001 basic and diluted earnings per common share were $.44. This compares to basic and diluted earnings of $1.52 per common share, for the three months ended April 2, 2000. Earnings totaled $4.7 million for the three months ended April 1, 2001 compared to earnings of $16.1 million for the same prior year period. Excluding results from Grand Casino Avoyelles, Lakes' first quarter earnings before taxes decreased approximately $1.7 million compared to the first quarter in the prior year. The decrease in earnings relates primarily to the $2.0 million decline in management fees from Grand Casino Coushatta described above.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At April 1, 2001, Lakes had $40.9 million in restricted and unrestricted cash and cash equivalents. The Company also had $13.0 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations and the Las Vegas real estate, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing.

For the three months ended April 1, 2001 and April 2, 2000, net cash provided by operating activities totaled $1.0 million and $29.9 million, respectively. For the 2001 period, net cash used in investing activities totaled $3.6 million, while in the 2000 period net cash provided by investing activities totaled $3.6 million. Included in these investing activities for the three months ended April 1, 2001 and April 2, 2000, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $2.9 million and $9.9 million, respectively. Advances under notes receivable were $11.2 million and $8.3 million for the three months ended April 1, 2001 and April 2, 2000. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $11.7 million and $0.8 million, respectively.

As a part of the agreements dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand, the Company has agreed to indemnify Grand against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. See Part II,
Item 1. Legal Proceedings.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying consolidated balance sheets as of April 1, 2001 and April 2, 2000. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this integrated Quarterly Report on Form 10Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

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

These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding these risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10K for the year ended December 31, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents, marketable securities and long-term debt. The Company's main investment objectives are the preservation of investment capital and the maximization of aftertax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2001, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of April 1, 2001, Lakes had $57.1 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $5.5 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.6 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.6 million in interest income over the same twelve-month period.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000. On May 2, 2001, the settlement agreement received preliminary approval from the U.S. District Court for the District of Minnesota. The settlement agreement is subject to final approval by the U.S. District Court for the District of Minnesota. A hearing to approve the settlement agreement and the corresponding plan of distribution has been scheduled for August 8, 2001.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)





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

In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court subsequently denied Grand's request for expedited appellate court review as to the portions of Motions that were denied. Thereafter, the parties jointly sought the Court's consideration of a subsequent summary judgment motion. During the August 30, 2000 scheduled pre-trial conference call, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. Upon the Court's request, both parties submitted findings of fact and conclusions of law. On April 4, 2001, the Court entered judgment in favor of Grand and issued its findings of fact and conclusions of law. The plaintiff has filed a notice of appeal.

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of April 1, 2001.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None

 (b)   Reports on Form 8-K

         (i)   A Form 8-K, Item 5.  Other Events, was filed on February 12,
               2001.

        (ii)   A Form 8-K, Item 5.  Other Events, was filed on April 11, 2001.

       (iii)   A Form 8-K, Item 5.  Other Events, was filed on April 20, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  May 15, 2001                        LAKES GAMING, INC.
                                            ------------------
                                            Registrant


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