Form 10-Q
period 2001-07-01
LAKES GAMING INC
filed 2001-08-15
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q
                                   (Mark One)

         X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      --------       SECURITIES EXCHANGE ACT OF 1934

For  the quarterly period ended July 1, 2001

                                       OR

                     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      --------       SECURITIES EXCHANGE ACT OF 1934


For the transition period from______________________ to _____________________
                                      Commission File No. 1-12962


                               LAKES GAMING, INC.
             (Exact name of registrant as specified in its charter)

               Minnesota                                         41-1913991
      (State or other jurisdiction                           (I.R.S. Employer
      of incorporation or organization)                      Identification No.)

           130 Cheshire Lane
         Minnetonka, Minnesota                                      55305
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

                 Yes [X]                            No [ ]

As of August 10, 2001, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                        PAGE OF
                                                                                                       FORM 10-Q
                                                                                                       ---------
     PART I.         FINANCIAL INFORMATION

                     ITEM 1.       FINANCIAL STATEMENTS

                                   Consolidated Balance Sheets as of July 1, 2001                           3
                                   and December 31, 2000

                                   Consolidated Statements of Earnings for the three                        4
                                   months ended July 1, 2001 and July 2, 2000

                                   Consolidated Statements of Comprehensive Earnings for                    5
                                   the three months ended July 1, 2001 and July 2, 2000

                                   Consolidated Statements of Earnings for the six months                   6
                                   ended July 1, 2001 and July 2, 2000

                                   Consolidated Statements of Comprehensive                                 7
                                   Earnings for the six months ended July 1, 2001
                                   and July 2, 2000

                                   Consolidated Statements of Cash Flows for the six                        8
                                   months ended July 1, 2001 and July 2, 2000

                                   Notes to Consolidated Financial Statements                               9

                     ITEM 2.       MANAGEMENT'S DISCUSSION AND                                             15
                                   ANALYSIS OF FINANCIAL CONDITION
                                   AND RESULTS OF OPERATIONS

                     ITEM 3.       QUANTITATIVE AND QUALITATIVE                                            23
                                   DISCLOSURES ABOUT MARKET RISK

     PART II.        OTHER INFORMATION

                     ITEM 1.       LEGAL PROCEEDINGS                                                      24

                     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
                                   SECURITY HOLDERS                                                       29

                     ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                       30

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                       JULY 1, 2001      DECEMBER 31, 2000
----------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $   9,038           $  10,469
    Short-term investments                                                10,406              32,477
    Current installments of notes receivable                              13,402              16,679
    Accounts receivable                                                    7,109               2,373
    Deferred tax asset                                                    13,747              13,674
    Other current assets                                                   4,930               2,383
----------------------------------------------------------------------------------------------------
Total Current Assets                                                      58,632              78,055
----------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                 1,880               1,414
----------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                             70,853              58,671
    Notes receivable-less current installments                            51,388              35,337
    Cash and cash equivalents-restricted                                  33,210              30,270
    Investments in and notes from unconsolidated affiliates                2,477               3,209
    Other long-term assets                                                 5,683               5,853
----------------------------------------------------------------------------------------------------
Total Other Assets                                                       163,611             133,340
----------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                           $ 224,123           $ 212,809
====================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                   $     166           $      79
    Current maturities of long-term debt                                     525                 525
    Income taxes payable                                                   8,578               5,479
    Litigation and claims accrual                                         24,752              25,078
    Other accrued expenses                                                 4,183               4,521
----------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 38,204              35,682
----------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current installments                               1,325               1,325
----------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                1,325               1,325
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         39,529              37,007
----------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common shares issued and outstanding
    at July 1, 2001, and December 31, 2000                                   106                 106
    Additional paid-in-capital                                           131,525             131,525
    Retained Earnings                                                     53,401              44,504
    Accumulated other comprehensive earnings (loss)                         (438)               (333)
----------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               184,594             175,802
----------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 224,123           $ 212,809
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                 THREE MONTHS ENDED
                                                          ------------------------------

                                                          JULY 1, 2001      JULY 2, 2000


REVENUES:
      Management fee income                                $  9,599           $ 10,655

COSTS AND EXPENSES:
      Selling, general and administrative                     2,940              2,747
      Depreciation and amortization                             329                328
-----------------------------------------------------------------------------------------
          Total Costs and Expenses                            3,269              3,075
-----------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                      6,330              7,580
-----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest income                                         1,599              2,116
      Interest expense                                          (24)               (24)
      Equity in loss of unconsolidated affiliates              (153)              (397)
      Provision for litigation loss                              --            (18,000)
      Write-down of unconsolidated affiliates                  (666)                --
-----------------------------------------------------------------------------------------
          Total other income (expense), net                     756            (16,305)
-----------------------------------------------------------------------------------------

Earnings before income taxes                                  7,086             (8,725)
Provision (benefit) for income taxes                          2,906             (3,414)
-----------------------------------------------------------------------------------------


NET EARNINGS                                               $  4,180           ($ 5,311)
=========================================================================================
BASIC EARNINGS PER SHARE                                   $   0.39           ($  0.50)
=========================================================================================
DILUTED EARNINGS PER SHARE                                 $   0.39           ($  0.50)
=========================================================================================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   10,638             10,632
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                  120                 10
-----------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                         10,758             10,642
=========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LAKES GAMING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                     ------------------------------
                                                                     JULY 1, 2001      JULY 2, 2000
                                                                     ------------------------------

NET EARNINGS (LOSS)                                                  $ 4,180           ($5,311)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
      Unrealized gains on securities:
           Unrealized holding losses during the period                  (225)              (26)
           Reclassification adjustment for losses
              included in net earnings                                    12                --
                                                                     ------------------------------
COMPREHENSIVE EARNINGS (LOSS)                                        $ 3,967           ($5,337)
                                                                     ==============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                              SIX MONTHS ENDED
                                                              ----------------
                                                         JULY 1, 2001        JULY 2, 2000
                                                         ------------        ------------
REVENUES:
      Management fee income                                $ 18,822           $ 41,708

COSTS AND EXPENSES:
      Selling, general and administrative                     5,520              4,800
      Depreciation and amortization                             660              2,249
----------------------------------------------------------------------------------------
          Total Costs and Expenses                            6,180              7,049
----------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                     12,642             34,659
----------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
      Interest income                                         3,414              3,746
      Interest expense                                          (49)               (49)
      Equity in loss of unconsolidated affiliates              (260)            (1,205)
      Provision for litigation loss                              --            (18,000)
      Write-down of unconsolidated affiliates                  (666)                --
----------------------------------------------------------------------------------------
          Total other income (expense), net                   2,439            (15,508)
----------------------------------------------------------------------------------------

Earnings before income taxes                                 15,081             19,151
Provision for income taxes                                    6,184              8,347
----------------------------------------------------------------------------------------
NET EARNINGS                                               $  8,897           $ 10,804
========================================================================================
BASIC EARNINGS PER SHARE                                   $   0.84           $   1.02
========================================================================================

DILUTED EARNINGS PER SHARE                                 $   0.83           $   1.02
========================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                   10,638             10,631
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                  132                  4
----------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                         10,770             10,635
========================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                  LAKES GAMING, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                             (IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     JULY 1, 2001      JULY 2, 2000
                                                                     -------------------------------

NET EARNINGS                                                            $ 8,897           $ 10,804

OTHER COMPREHENSIVE INCOME, NET OF TAX:
      Unrealized gains on securities:
           Unrealized holding losses during the period                     (105)               (17)
           Reclassification adjustment for losses
              included in net earnings                                       79                 --
                                                                     -------------------------------
COMPREHENSIVE EARNINGS                                                  $ 8,871           $ 10,787
                                                                     ===============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                       SIX MONTHS ENDED
                                                                                       ----------------
                                                                               JULY 1, 2001       JULY 2, 2000
                                                                               ------------       ------------


OPERATING ACTIVITIES:
      Net earnings                                                               $  8,897           $ 10,804
      Adjustments to reconcile net earnings to net cash
       provided by operating activities:
       Depreciation and amortization                                                  660              2,249
       Equity in loss of unconsolidated affiliates                                    260              1,205
       Write down of assets held as investments                                       666                 --
       Provision for litigation loss                                                   --             18,000
       Changes in operating assets and liabilities:
            Accounts receivable                                                    (4,761)               648
            Income taxes                                                            3,099             (3,465)
            Accounts payable                                                           87               (274)
            Accrued expenses                                                         (664)              (557)
            Other                                                                  (1,692)               (64)
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                           6,552             28,546
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
      Short-term investments, purchases                                           (11,708)           (27,524)
      Short-term investments, sales/maturities                                     33,602              5,653
      Payments for land held for development                                      (12,182)            (1,884)
      Payments for notes receivable                                               (19,547)           (16,771)
      Proceeds from repayment of notes receivable                                   5,936             12,503
      Investment in and notes receivable from unconsolidated affiliates              (404)            (1,283)
      (Increase) decrease in restricted cash, net                                  (2,940)               111
      Increase in other long-term assets                                             (187)               (56)
      Payments for property and equipment, net                                       (553)               (26)
-------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                              (7,983)           (29,277)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                           --                 79
-------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                              --                 79
-------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                          (1,431)              (652)
Cash and cash equivalents - beginning of period                                    10,469             24,392
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents - end of period                                        $  9,038           $ 23,740
============================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest                                                                  $     49           $     49
       Income taxes                                                                 3,995             11,638

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

Lakes currently manages the largest casino resort in Louisiana under a management contract that expires in January 2002. The Company has entered into development and management agreements with four separate tribes for four new casino operations, one in Michigan, two in California and one with the Nipmuc Nation on the east coast. The Company also has agreements for the development of one additional casino on Indian owned land in California through a joint venture, and has entered into a joint venture agreement for the development of land on the Las Vegas strip.

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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California. In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down charge of $.7 million before tax, during the quarter. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc., were written down to zero.

The consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended July 1, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

On March 31, 2000 the Company announced that it had reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the six months ended July 2, 2000 is approximately $16 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expires January 16, 2002 and will not be renewed. Although the Coushatta Tribe had previously agreed to a contract renewal in principle, the Coushatta Tribe decided to place the casino operations under their direct control. This non-renewal will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations.

The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact expired November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe agreed on three extensions totaling thirteen months that were approved by the Department of the Interior. On July 20, 2001, the Tribe and the State of Louisiana agreed to terms of a new compact. The compact is subject to approval by the Department of the Interior. There can be no assurances that the compact will be approved by the Department of the Interior.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




4.      NOTES RECEIVABLE

Notes receivable consist of the following (in thousands):

                                                                                     July 1, 2001       December 31, 2000
                                                                                     ------------       -----------------

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates
(not to exceed 10%) (7.75% at July 1, 2001), receivable in 60 monthly
installments subsequent to commencement date                                             $ 31,635           $ 21,918

Notes from the Coushatta Tribe with variable interest rates (7.75% at July 1,
2001), receivable in 84 monthly installments through January 2002                           6,292             12,227

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (8.75% at July 1, 2001), receivable in 12 monthly installments subsequent
to commencement date                                                                        9,347              5,554

Notes from PCG Corning, LLC, with variable interest rates (7.75% at
July 1, 2001)                                                                               5,174              2,679

Notes from the Jamul Indian Village with variable interest rates (8.75% at July
1, 2001), receivable in 12 monthly installments subsequent to commencement date             5,214              3,372

Notes from ViatiCare Financial Services, LLC, with variable interest rates
(7.75% at July 1, 2001)                                                                     4,000              3,740

Other                                                                                       3,128              2,526
                                                                                         --------           --------

Total notes receivable                                                                     64,790             52,016

Less - current installments of notes receivable                                           (13,402)           (16,679)
                                                                                         --------           --------

Notes receivable, less current installments                                              $ 51,388           $ 35,337
                                                                                         ========           ========

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through July 1, 2001, no amounts have been withheld under these provisions.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through July 1, 2001.

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

5.      LITIGATION SETTLEMENT

A settlement agreement was reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in the second quarter of 2000. The net income impact of the litigation loss was $10.6 million or $1.00 per diluted share. The $18 million was placed by Lakes into escrow accounts on behalf of the recipients. On August 14, 2001, the Court issued an order giving final approval to the settlement. The complaints by the shareholder groups were originally filed in 1996 against various defendants including Grand Casinos, Inc. The complaints included allegations of misrepresentations, federal and state securities law violations and various other claims in connection with the Stratosphere project. As part of the transaction establishing Lakes as a separate public company on December 31, 1998, Lakes agreed to indemnify Grand for all obligations arising out of these lawsuits.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



6.      COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of July 1, 2001 are as follows (in thousands):

                                        Operating Leases
                                        ----------------

                  2001                      $  1,489
                  2002                         3,109
                  2003                         3,176
                  2004                         3,246
                  2005                         3,318
                  Thereafter                  40,861
                                            --------
                                             $55,199
                                            ========

PURCHASE OPTION AGREEMENTS

The Company has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017, and options to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million any time prior to January 2, 2003.

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of July 1, 2001 and December 31, 2000, the amounts outstanding were $9.4 million and $13.0 million, respectively.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





As security to support Lakes' indemnification obligations to Grand, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to December 31, 1998. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. Such amounts are included as restricted cash on the accompanying balance sheets as of July 1, 2001 and December 31, 2000.

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

Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages a land-based, Indian-owned casino in Louisiana: Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). The management contract expires January 16, 2002, which is seven years from the date the casino opened, and will not be renewed. This non-renewal will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations.

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

On January 18, 2000, a Michigan Ingham County Circuit Judge ruled that the Michigan State Legislature acted improperly in 1998 when it approved casino compacts by joint resolution. The Governor of the State of Michigan has appealed the ruling. The ruling directly affects four tribes in Michigan, one of which is the Pokagon Band of Potawatomi Indians with whom Lakes has development and management contracts.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

On June 19, 2000, the Company announced that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 8, 2001, the Court indicated that it would issue an order giving final approval to the settlement. The parties are currently awaiting receipt of the order.

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

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing new gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to develop casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development at the casino will start as soon as various regulatory approvals are obtained by the tribe. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki Indians. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project. Lakes has made loans to the joint venture (PCG Corning, LLC) for this project which remain outstanding (see footnote 4).

On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the Bureau of Indian Affairs (BIA) this past January. If final approval is received, the Nipmuc Nation would need to put land in trust and come to a gaming agreement with the state where the land is located before proceeding with any such enterprise.

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)



In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ, pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down charge of $.7 million before tax, during the quarter. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc. were written down to zero.

Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities during each year and the buy-out and/or cessation of other casino management contracts. Lakes' business strategy contemplates, the pursuit of opportunities to develop and manage additional gaming facilities, maximizing the benefit of the land investment in Las Vegas, and the pursuit of new business opportunities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

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

Lakes is prohibited by IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contract with Grand Casino Coushatta expires January 16, 2002, and will not be renewed. The failure to renew the Lakes' Management Contract will result in the loss of revenues to Lakes derived from such contract, which will have a material adverse effect on Lakes' results of operations.

The Coushatta Tribe entered into a tribal-state compact with the State of Louisiana on September 29, 1992. This compact was approved in November 1992 by the Secretary of the Interior. The compact for the Coushatta Tribe expired November 4, 1999 and the State of Louisiana delivered a written notice of non-renewal. The Governor and the Tribe agreed on two six-month extensions and one thirty-day extension, which were approved by the Department of the Interior. On July 20, 2001, the State of Louisiana and the Coushatta Tribe reached agreement on the terms of a new compact. The compact is subject to approval by the Department of the Interior. In the event the compact is not approved, gaming may not be permitted at Grand Casino Coushatta.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



SIX MONTHS ENDED JULY 1, 2001 COMPARED TO THE SIX MONTHS ENDED JULY 2, 2000

Revenues

Total revenues were $18.8 million for the six months ended July 1, 2001 compared to $41.7 million for the same period in the prior year. Revenues for the current year were derived from fees related to the management of Grand Casino Coushatta. Revenues for the current year were less than the same period last year primarily due to the early buyout of the Company's management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter 2000, pursuant to the terms of the contract. Revenues from Grand Casino Avoyelles contributed $19.8 million for the six months ended July 2, 2000, including approximately $16.0 million in management fee income recognized due to the buyout of the management contract. The decrease in revenues relates also to a decline in management fees of $3.2 million from Grand Casino Coushatta due to construction interruption on the main roads leading to the casino, along with increased competition from the Lake Charles riverboats and adverse weather conditions in the area.

Costs and Expenses

Total costs and expenses were $6.2 million for the six months ended July 1, 2001, compared to $7.0 million for the same period in the prior year. Selling, general, and administrative expenses increased in comparison with the prior year period, from $4.8 million for the six months ended July 2, 2000 to $5.5 million for the six months ended July 1, 2001, primarily due to increased costs related to development costs of new casino projects. Depreciation and amortization expense decreased from $2.2 million for the six months ended July 2, 2000 to $0.7 million for the six months ended July 1, 2001, due to increased amortization in the prior year period related to the early buyout of the management contract for Grand Casino Avoyelles at the end of the first quarter of 2000.

Other

Provision for litigation loss was $18 million for the six months ended July 2, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 14, 2001, the Court issued an order giving final approval to the settlement.

In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one time write-down charge of $.7 million before tax, during the quarter.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Interest income was $3.4 million for the six months ended July 1, 2001, compared to $3.7 million for the same period in the prior year. Equity in loss of unconsolidated affiliates decreased to $.3 million for the six months ended July 1, 2001 from $1.2 million for the six months ended July 2, 2000, due primarily to the write down of investments in Fanball.com, Interactive Learning Group, Inc. and Trak 21 on December 31, 2000. Current year period results do not include losses from these operations.

Earnings per Common Share and Net Earnings

For the six months ended July 1, 2001 basic and diluted earnings per common share were $.84 and $.83, respectively. This compares to basic and diluted earnings of $1.02 per common share, for the six months ended July 2, 2000. Earnings totaled $8.9 million for the six months ended July 1, 2001 compared to earnings of $10.8 million for the same prior year period. Excluding results from Grand Casino Avoyelles and the $18 million provision for litigation loss, Lakes' earnings before taxes for the six months ended July 1, 2001, decreased approximately $3.9 million compared to the same period in the prior year. The decrease in earnings relates primarily to the $3.2 million decline in management fees from Grand Casino Coushatta described above.

THREE MONTHS ENDED JULY 1, 2001 COMPARED TO THE THREE MONTHS ENDED JULY 2, 2000

Revenues

Total revenues were $9.6 million for the three months ended July 1, 2001 compared to $10.7 million for the same period in the prior year. Revenues for the current year quarter were derived from fees related to the management of Grand Casino Coushatta. Revenues for the quarter were less than the same period last year primarily due to a decline in management fees of $1.1 million from Grand Casino Coushatta due to construction interruption on the main roads leading to the casino, along with adverse weather conditions.

Costs and Expenses

Total costs and expenses were $3.3 million for the three months ended July 1, 2001, compared to $3.1 million for the same period in the prior year. The increase is due to a slight increase in selling, general, and administrative expenses in comparison with the prior year period, primarily due to increased costs related to development costs of new casino projects.

Other

Provision for litigation loss was $18 million for the three months ended July 2, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 14, 2001, the Court issued an order giving final approval to the settlement.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)
In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one time write-down charge of $.7 million before tax, during the quarter.

Interest income was $1.6 million for the three months ended July 1, 2001, compared to $2.1 million for the same period in the prior year.

Earnings per Common Share and Net Earnings

For the three months ended July 1, 2001, basic and diluted earnings per common share were $.39. This compares to basic and diluted losses of $.50 per common share, for the three months ended July 2, 2000. Earnings totaled $4.2 million for the three months ended July 1, 2001 compared to a net loss of $5.3 million for the same prior year period. Excluding the $18 million provision for litigation loss, Lakes' second quarter earnings before taxes decreased approximately $2.2 million compared to the second quarter in the prior year. The decrease in earnings relates primarily to the $1.1 million decline in management fees from Grand Casino Coushatta and to the one time write-down charge of $.7 million relating to the sale of Lakes' interest in NHKQ described above.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At July 1, 2001, Lakes had $42.2 million in restricted and unrestricted cash and cash equivalents. The Company also had $10.4 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, costs associated with the Las Vegas real estate, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing.

For the six months ended July 1, 2001 and July 2, 2000, net cash provided by operating activities totaled $6.6 million and $28.5 million, respectively. For the same periods, net cash used in investing activities totaled $8.0 million and $29.3 million, respectively. Included in these investing activities for the six months ended July 1, 2001 and July 2, 2000, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $5.9 million and $12.5 million, respectively. Advances under notes receivable were $19.5 million and $16.8 million for the six months ended July 1, 2001 and July 2, 2000. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $12.2 million and $1.9 million, respectively.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying consolidated balance sheets as of July 1, 2001 and July 2, 2000. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

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

These risks and uncertainties include, but are not limited to, those relating to development and construction activities, dependence upon existing management, pending litigation, domestic or global economic conditions and changes in federal or state tax laws or the administration of such laws and changes in gaming laws or regulations (including the legalization of gaming in certain jurisdictions). For further information regarding these risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2001, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of July 1, 2001, Lakes had $66.5 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $5.5 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.7 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.7 million in interest income over the same twelve-month period.

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

The parties have reached a settlement covering the Stratosphere shareholders litigation. A stipulation of settlement was approved by the Court on December 4, 2000. The Stratosphere state and federal settlement was for $9 million, inclusive of all plaintiffs fees and costs. Pursuant to the settlement agreement no distributions could occur until the Minnesota federal litigation was dismissed. On August 14, 2001, the Court issued an order granting final approval to the settlement agreement. Distributions should now proceed in accordance with the settlement agreement.

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

In December 1997, the court granted Grand's motion to dismiss in part, and denied the motion in part. The plaintiffs pursued the claims in the consolidated complaint that survived Grand's motion to dismiss and discovery in the action commenced.

The defendants submitted a motion for summary judgment seeking an order that the defendants are entitled to judgment as a matter of law. In December 1998, the plaintiffs completed fact discovery related to the issues raised by the summary judgment motion. Expert discovery was completed in March of 1999.

The parties completed follow-up discovery pertaining to the summary judgment motion. The court heard the motion on September 2, 1999. On March 28, 2000, the court granted the motion in part, and denied the motion in part. The court dismissed, with prejudice, all claims against the defendants as to the members of the putative class who did not purchase Grand common stock during the period from December 19, 1995 through June 6, 1996, inclusive.

In early February 1999, the plaintiffs filed a motion for leave to amend the complaint in this action to include, as defendants in the case, both the Company and Park Place. The motion for leave to amend the complaint was granted and Lakes filed its answer.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000. On May 2, 2001, the settlement agreement received preliminary approval from the U.S. District Court for the District of Minnesota. The settlement agreement is subject to final approval by the U.S. District Court for the District of Minnesota. The Court issued an order granting final approval to the settlement agreement on August 14, 2001.

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

In October of 1999, portions of the Motions for Summary Judgment by both parties were denied in part. The Court subsequently denied Grand's request for expedited appellate court review as to the portions of Motions that were denied. During the August 30, 2000 scheduled pretrial conference call, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. Upon the Court's request, both parties submitted findings of fact and conclusions of law. On April 4, 2001, the Court entered judgment in favor of Grand and issued its findings of fact and conclusions of law. The plaintiff has filed a notice of appeal. Grand has filed a notice of cross appeal to seek review of the portion of the trial court's summary judgment order which denied relief to Grand. The propriety of Grand's cross appeal, given its status as the prevailing party, is currently the subject of an Order to Show Cause in the Ninth Circuit.

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of July 1, 2001.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     The Annual Meeting of Shareholders was held on May 23, 2001.

(b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

        (1)     Directors elected at meeting:

                                                                   Affirmative Votes                   Authority Withheld
                                                                   -----------------                   ------------------

                Lyle Berman                                             8,423,622                           1,425,051
                Timothy J. Cope                                         8,424,513                           1,424,159
                Morris Goldfarb                                         8,429,522                           1,419,150
                Ronald Kramer                                           8,434,810                           1,413,862
                Neil I. Sell                                            8,434,705                           1,413,967

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




         (2) The appointment of Arthur Andersen, LLP, Certified Public Accountants, as independent auditors of the Company for the 2001 fiscal year was ratified with the following vote:

                               Affirmative Votes                   Negative Votes                      Abstentions
                               -----------------                   --------------                      -----------

                                    9,827,673                             8,173                           12,826



ITEM 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

         10.1 Gaming Development Agreement For Class III Gaming Facility by and between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of July 5, 2001.

         10.2 Management Agreement For Class III Gaming Enterprise by and between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of July 5, 2001.

         10.3 Interim Promissory Note, dated as of July 5, 2001, by and between The Nipmuc Nation and Lakes Nipmuc, LLC.

         10.4 Security Agreement by and between The Nipmuc Nation and Lakes Nipmuc, LLC, dated July 5, 2001.

         10.5 Guaranty Agreement by Lakes Gaming, Inc. and agreed to by The Nipmuc Nation, dated as of July 5, 2001.

 (b)    Reports on Form 8-K

         (i)      A Form 8-K, Item 5. Other Events, was filed on June 26, 2001.

         (ii)     A Form 8-K, Item 5. Other Events, was filed on July 9, 2001.

         (iii)    A Form 8-K, Item 5. Other Events, was filed on July 20, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 15, 2001                             LAKES GAMING, INC.
                                                    ------------------
                                                    Registrant


                                                    / S / LYLE BERMAN
                                                    -----------------------
                                                    Lyle Berman
                                                    Chairman of the Board,
                                                    Chief Executive Officer and
                                                    President


                                                    / S / TIMOTHY J. COPE
                                                    -----------------------
                                                    Timothy J. Cope
                                                    Executive Vice President and
                                                    Chief Financial Officer