Form 10-Q
period 2001-09-30
LAKES GAMING INC
filed 2001-11-14
CIK 1071255

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

For  the quarterly period ended September 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----     SECURITIES EXCHANGE ACT OF 1934


For the transition period from                       to
                               ---------------------    -----------------------
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

As of November 9, 2001, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                            PAGE OF
                                                                                           FORM 10-Q
                                                                                           ---------
PART I.    FINANCIAL INFORMATION

           ITEM 1.  FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of September 30, 2001                       3
                    and December 31, 2000

                    Consolidated Statements of Earnings for the three                          4
                    months ended September 30, 2001 and October 1, 2000

                    Consolidated Statements of Comprehensive Earnings                          5
                    for the three months ended September 30, 2001 and
                    October 1, 2000

                    Consolidated Statements of Earnings for the nine months                    6
                    ended September 30, 2001 and October 1, 2000

                    Consolidated Statements of Comprehensive                                   7
                    Earnings for the nine months ended September 30, 2001
                    and October 1, 2000

                    Consolidated Statements of Cash Flows for the nine                         8
                    months ended September 30, 2001 and October 1, 2000

                    Notes to Consolidated Financial Statements                                 9

           ITEM 2.  MANAGEMENT'S DISCUSSION AND                                               15
                    ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS

           ITEM 3.  QUANTITATIVE AND QUALITATIVE                                              24
                    DISCLOSURES ABOUT MARKET RISK

PART II.   OTHER INFORMATION

           ITEM 1.  LEGAL PROCEEDINGS                                                         25

           ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                          30

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                           (UNAUDITED)                    *
                                                                                       SEPTEMBER 30, 2001         DECEMBER 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
    Cash and cash equivalents                                                                  $ 22,647                   $ 10,469
    Short-term investments                                                                        3,060                     32,477
    Current maturities of notes receivable                                                       11,736                     16,679
    Accounts receivable                                                                           4,107                      2,373
    Deferred tax asset                                                                            6,111                     13,674
    Other current assets                                                                          1,052                      2,383
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                             48,713                     78,055
-----------------------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                                        2,171                      1,414
-----------------------------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                                    71,649                     58,671
    Notes receivable-less current maturities                                                     54,236                     35,337
    Cash and cash equivalents-restricted                                                         15,296                     30,270
    Investments in and notes from unconsolidated affiliates                                       2,540                      3,209
    Interest receivable                                                                           5,195                      2,027
    Other long-term assets                                                                        8,021                      3,826
-----------------------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                              156,937                    133,340
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                   $207,821                   $212,809
===================================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                           $    176                   $     79
    Current maturities of long-term debt                                                            525                        525
    Income taxes payable                                                                          4,546                      5,479
    Litigation and claims accrual                                                                 6,672                     25,078
    Other accrued expenses                                                                        5,470                      4,521
-----------------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                        17,389                     35,682
-----------------------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Long-term debt-less current maturities                                                        1,325                      1,325
-----------------------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                       1,325                      1,325
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                18,714                     37,007
-----------------------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common
    shares issued and outstanding at September 30, 2001, and December 31, 2000                      106                        106
    Additional paid-in-capital                                                                  131,525                    131,525
    Retained earnings                                                                            57,544                     44,504
    Accumulated other comprehensive loss                                                            (68)                      (333)
-----------------------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                                      189,107                    175,802
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $207,821                   $212,809
===================================================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

* - FROM AUDITED CONSOLIDATED FINANCIAL STATEMENTS

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)



                                                                                  (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                   -------------------------------------------
                                                                    SEPTEMBER 30, 2001         OCTOBER 1, 2000
                                                                    ------------------         ---------------

Revenues:
     Management fee income                                                     $ 8,664                 $10,684

COSTS AND EXPENSES:
     Selling, general and administrative                                         2,541                   2,647
     Depreciation and amortization                                                 323                     329
---------------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                                2,864                   2,976
---------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                         5,800                   7,708
---------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                             1,350                   2,040
     Interest expense                                                              (24)                    (24)
     Equity in loss of unconsolidated affiliates                                  (103)                   (797)
     Other                                                                           -                      61
---------------------------------------------------------------------------------------------------------------
         Total other income, net                                                 1,223                   1,280
---------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                     7,023                   8,988
Provision for income taxes                                                       2,880                   4,012
---------------------------------------------------------------------------------------------------------------


NET EARNINGS                                                                   $ 4,143                 $ 4,976
===============================================================================================================

BASIC EARNINGS PER SHARE                                                       $  0.39                 $  0.47
===============================================================================================================

DILUTED EARNINGS PER SHARE                                                     $  0.39                 $  0.46
===============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                      10,638                  10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                       -                      74
---------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                            10,638                  10,712
===============================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                                 (In thousands)

                                                                           (UNAUDITED)
                                                                         THREE MONTHS ENDED
                                                              ----------------------------------------
                                                               SEPTEMBER 30, 2001     OCTOBER 1, 2000
                                                              ----------------------------------------
NET EARNINGS                                                               $4,143              $4,976

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized gains on securities:
          Unrealized holding gains during the period                          194                  64
          Reclassification adjustment for losses (gains)
             included in net earnings                                         176                 (36)
                                                              ----------------------------------------

COMPREHENSIVE EARNINGS                                                     $4,513              $5,004
                                                              ========================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                                 (UNAUDITED)
                                                                               NINE MONTHS ENDED
                                                                               -----------------
                                                                   SEPTEMBER 30, 2001         OCTOBER 1, 2000
                                                                   ------------------         ---------------
Revenues:
     Management fee income                                                    $27,486                $ 52,392

COSTS AND EXPENSES:
     Selling, general and administrative                                        8,061                   7,447
     Depreciation and amortization                                                983                   2,578
--------------------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                               9,044                  10,025
--------------------------------------------------------------------------------------------------------------

EARNINGS FROM OPERATIONS                                                       18,442                  42,367
--------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                            4,763                   5,786
     Interest expense                                                             (73)                    (73)
     Equity in loss of unconsolidated affiliates                                 (364)                 (2,003)
     Provision for litigation loss                                                  -                 (18,000)
     Write-down of unconsolidated affiliates                                     (666)                      -
     Other                                                                          -                      63
--------------------------------------------------------------------------------------------------------------
         Total other income (expense), net                                      3,660                 (14,227)
--------------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                   22,102                  28,140
Provision for income taxes                                                      9,062                  12,359
--------------------------------------------------------------------------------------------------------------

NET EARNINGS                                                                  $13,040                $ 15,781
==============================================================================================================

BASIC EARNINGS PER SHARE                                                      $  1.23                $   1.48
==============================================================================================================

DILUTED EARNINGS PER SHARE                                                    $  1.22                $   1.48
==============================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     10,638                  10,633
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                     40                      25
--------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                           10,678                  10,658
==============================================================================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                             (UNAUDITED)
                                                                           NINE MONTHS ENDED
                                                                  ------------------------------------
                                                                  SEPTEMBER 30, 2001   OCTOBER 1, 2000
                                                                  ------------------------------------

NET EARNINGS                                                                 $13,040           $15,781

OTHER COMPREHENSIVE INCOME, NET OF TAX:
     Unrealized gains on securities:
          Unrealized holding gains during the period                              10                48
          Reclassification adjustment for losses (gains)
             included in net earnings                                            255               (36)
                                                                  ------------------------------------

COMPREHENSIVE EARNINGS                                                       $13,305           $15,793
                                                                  ====================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                                                        (UNAUDITED)
                                                                                                      NINE MONTHS ENDED
                                                                                                      -----------------
                                                                                         SEPTEMBER 30, 2001       OCTOBER 1, 2000
                                                                                         ------------------       ---------------
OPERATING ACTIVITIES:
     Net earnings                                                                                   $13,040               $15,781
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                                     983                 2,578
      Gain on sale of investment                                                                          -                   (61)
      Equity in loss of unconsolidated affiliates                                                       364                 2,003
      Write down of unconsolidated subsidiaries                                                         666                     -
      Provision for litigation loss                                                                       -                18,000
      Changes in operating assets and liabilities:
           Accounts receivable                                                                       (3,924)                1,065
           Income taxes                                                                               6,447                (4,555)
           Accounts payable                                                                              97                  (321)
           Accrued expenses                                                                            (457)                  (59)
           Other                                                                                        698                  (511)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                            17,914                33,920
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                              (12,708)              (52,795)
     Short-term investments, sales/maturities                                                        42,572                47,850
     Payments for land held for development                                                         (12,978)               (2,977)
     Payments for notes receivable                                                                  (24,024)              (24,511)
     Proceeds from repayment of notes receivable                                                      9,037                15,188
     Investment in and notes receivable from unconsolidated affiliates                                 (508)               (1,787)
     Increase in restricted cash, net                                                                (3,026)              (18,004)
     Increase in other long-term assets                                                              (3,213)                  (18)
     Payments for property and equipment, net                                                          (888)                  (42)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                                (5,736)              (37,096)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                                               -                    79
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                                 -                    79
----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                                 12,178                (3,097)
Cash and cash equivalents - beginning of period                                                      10,469                24,392
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                           $22,647               $21,295
==================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                                          $73                   $73
      Income taxes                                                                                    4,002                16,717


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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California. In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down charge of $0.7 million before tax, during the second quarter of 2001. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc., were written down to zero.

The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 30, 2001. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



4.     NOTES RECEIVABLE

Notes receivable consist of the following (in thousands):

                                                                                     September 30, 2001      December 31, 2000
                                                                                     ------------------      -----------------
Notes from the Pokagon Band of Potawatomi Indians with variable interest rates not to exceed 10% (7.00% at September 30, 2001), receivable in 60 monthly
installments subsequent to commencement date                                               $33,451                 $21,918

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (8.00% at September 30, 2001), receivable in 12 monthly installments
subsequent to commencement date                                                             10,279                   5,554

Notes from the Jamul Indian Village with variable interest rates (8.00% at
September 30, 2001), receivable in 12 monthly installments subsequent to
commencement date                                                                            6,014                   3,372

Notes from PCG Corning, LLC, with variable interest rates (7.50% at
September 30, 2001)                                                                          4,500                   2,679

Note from ViatiCare Financial Services, LLC, with interest rate 8.25%                        4,000                   3,740

Notes from the Coushatta Tribe with variable interest rates (7.00% at September
30, 2001), receivable in 84 monthly installments through January 2002                        3,210                  12,227

Notes from the Nipmuc Nation with variable interest rates (8.00% at                          1,761                     558
September 30, 2001) receivable in 60 monthly installments subsequent to commencement date

Other                                                                                        2,757                   1,968
                                                                                           -------                 -------

Total notes receivable                                                                      65,972                  52,016

Less - current maturities of notes receivable                                              (11,736)                (16,679)
                                                                                           -------                 -------

Notes receivable, less current maturities                                                  $54,236                 $35,337
                                                                                           =======                 =======

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



The notes receivable are generally advances made to Indian Tribes for the development of gaming properties managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through September 30, 2001, no amounts have been withheld under these provisions.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. Losses of approximately $1.0 million for the nine months ended September 30, 2001 have been recognized on such notes receivable. No losses were recognized for the nine months ended October 1, 2000. The current year losses relate to notes receivable from PCG Corning, LLC (a partnership formed by Lakes and MRD Gaming, a limited liability company). This company held a contract with the Paskenta Band of Nomlaki Indians to develop a potential gaming facility. In February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project.

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

5.     LITIGATION SETTLEMENT

A settlement agreement was reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in the second quarter of 2000. The after-tax impact of the litigation loss was $10.6 million or $1.00 per diluted share. The $18 million was placed by Lakes into escrow accounts on behalf of the recipients. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, both the $18 million in restricted cash and related litigation and claims accrual were removed from the Company's consolidated balance sheet. The complaints by the shareholder groups were originally filed in 1996 against various defendants including Grand Casinos, Inc. The complaints included allegations of misrepresentations, federal and state securities law violations and various other claims in connection with the Stratosphere project. As part of the transaction establishing Lakes as a separate public company on December 31, 1998, Lakes agreed to indemnify Grand for all obligations arising out of these lawsuits.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment under non-cancelable operating leases. Future minimum lease payments, excluding contingent rentals, due under non-cancelable operating leases as of September 30, 2001 are as follows (in thousands):

                                          Operating Leases
                                          ----------------

                 2001                         $    744
                 2002                            2,333
                 2003                            2,330
                 2004                            2,400
                 2005                            2,472
                 Thereafter                     35,534
                                              --------
                                              $ 45,813
                                              ========

Lakes is obligated to purchase the office building it occupies in Minnetonka, Minnesota in January 2002 for $8.7 million. Lakes currently has $3.0 million included as restricted cash on the accompanying consolidated balance sheet as of September 30, 2001 for this purpose.

PURCHASE OPTION AGREEMENTS

The Company has an option to purchase the Travelodge property in Las Vegas, Nevada for the purchase price of $30 million on October 31, 2017. During the third quarter of 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse.

LOAN GUARANTY AGREEMENTS

On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The guaranty will remain in effect until the loan is paid. The loan term is approximately five years. As of September 30, 2001 and December 31, 2000, the amounts outstanding were $8.3 million and $13.0 million, respectively.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




As security to support Lakes' indemnification obligations to Grand, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to December 31, 1998. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. These amounts are included as restricted cash on the December 31, 2000 balance sheet. The $18 million deposit represented a settlement agreement which was reached in June, 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's consolidated balance sheet. As a result, amounts related to security to support Lakes' indemnification obligations to Grand included as restricted cash on the accompanying consolidated balance sheets decreased from $25.5 million as of December 31, 2000 to $7.5 million as of September 30, 2001.

As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

7.     SUBSEQUENT EVENTS

In October 2001, Lakes was repaid $4.5 million in loans outstanding from PCG Corning, LLC related to the Paskenta project. Lakes had made loans totaling $5.5 million to PCG Corning and had written off approximately $1.0 million as uncollectible during 2001. In February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project.

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

Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development in emerging and established gaming jurisdictions and holds various other assets previously owned by Grand. The Company's revenues are derived almost exclusively from management fees. Lakes manages a land-based, Indian-owned casino in Louisiana: Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"), owned by the Coushatta Tribe of Louisiana (the "Coushatta Tribe"). The management contract expires January 16, 2002, which is seven years from the date the casino opened, and will not be renewed. This non-renewal will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations.

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

On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a second limited liability company with KAR. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). In March of 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


On June 19, 2000, the Company announced that a settlement agreement had been reached regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay $9 million to the Grand Casinos, Inc. shareholders and $9 million to the Stratosphere shareholders for a total of $18 million, which was reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, both the $18 million in restricted cash and related litigation and claims accrual were removed from the Lakes balance sheet.

On July 31, 2000, the Company announced that it had formed a joint venture, Metroplex-Lakes, LLC, with Metroplex, LLC to develop Las Vegas real estate now controlled by Lakes. Metroplex-Lakes, LLC plans to develop an upscale retail, commercial, hotel and entertainment complex on approximately 11.5 acres surrounding the corner of Harmon Avenue and Las Vegas Boulevard (the "Strip") in Las Vegas. Lakes previously controlled approximately 16.0 acres at this site; however, during the quarter ended September 30, 2001, the option to purchase the Cable property, consisting of approximately 4.5 acres, was allowed to lapse. The joint venture has a two-year option to buy the majority of the site from Lakes at a price that will approximately equal Lakes' investment in the property plus the assumption of Lakes' future obligations under a long-term ground lease. Lakes will have voting control of the joint venture, however, development decisions affecting the real estate purchased by the joint venture must be mutually agreed upon. Lakes and Metroplex will share results from the joint venture equally.

On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing new gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to develop casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development at the casino will start as soon as various regulatory approvals are obtained by the tribe. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki Indians. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project. Lakes has made loans totaling $5.5 million to the joint venture (PCG Corning, LLC) for this project. During 2001, Lakes wrote off approximately $1.0 million as uncollectible relating to these loans. As of September 30, 2001, $4.5 million in loans remained outstanding (see
Note 4). In October 2001, Lakes was repaid the $4.5 million relating to these loans.

On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the Bureau of Indian Affairs (BIA) in January 2001.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)


In September 2001, that proposed positive finding was reversed by the BIA when it issued a negative finding relating to the Nipmuc Nation's request for federal recognition. The Nipmuc Nation has 180 days to submit additional information for reconsideration. In addition, community groups will have an opportunity to submit comments and documentation. If approval is received, the Nipmuc Nation would need to put land in trust and come to a gaming agreement with the state where the land is located before proceeding with any such enterprise.

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California for the Cloverdale Rancheria of Pomo Indians. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California, for the Paskenta Band of Nomlaki Indians.

In addition, Lakes has a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ, pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down charge of $0.7 million before tax, during the second quarter of 2001. On December 31, 2000, the carrying value of former investments in Fanball.com, Inc., Trak 21 Development, LLC and Interactive Learning Group, Inc. were written down to zero.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Lakes is prohibited by IGRA from having an ownership interest in any casino it manages for Indian tribes. The management contract with Grand Casino Coushatta expires January 16, 2002, and will not be renewed. The non-renewal of the management contract will result in the loss of revenues to Lakes derived from such contract, which will have a material adverse effect on Lakes' results of operations.

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

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED OCTOBER 1, 2000

Revenues

Total revenues were $27.5 million for the nine months ended September 30, 2001 compared to $52.4 million for the same period in the prior year. Revenues for the current year were derived from fees related to the management of Grand Casino Coushatta. Revenues for the current year were less than the same period last year primarily due to the early buyout of the Company's management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter 2000, pursuant to the terms of the contract. Revenues from Grand Casino Avoyelles contributed $19.8 million for the nine months ended October 1, 2000, including approximately $16.0 million in management fee income recognized due to the buyout of the management contract. The decrease in revenues relates also to a decline in management fees of $5.1 million from Grand Casino Coushatta due to construction interruption on the main roads leading to the casino, along with intensive marketing campaigns implemented by casinos in the competitive Lake Charles market and adverse weather conditions in the area. In addition, the tragic events of September 11, 2001 resulted in a decrease in visitation and, accordingly, revenue during that period.

Costs and Expenses

Total costs and expenses were $9.0 million for the nine months ended September 30, 2001, compared to $10.0 million for the same period in the prior year. Selling, general, and administrative expenses increased in comparison with the prior year period, from $7.4 million for the nine months ended October 1, 2000 to $8.1 million for the nine months ended September 30, 2001, primarily due to increased costs related to development costs of new casino projects. Depreciation and amortization expense decreased from $2.6 million for the nine months ended October 1, 2000 to $1.0 million for the nine months ended September 30, 2001, due to increased amortization in the prior year period related to the early buyout of the management contract for Grand Casino Avoyelles at the end of the first quarter of 2000.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Other

Provision for litigation loss was $18 million for the nine months ended October 1, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, both the $18 million in restricted cash and related litigation and claims accrual were removed from the Lakes balance sheet.

In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ will acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one time write-down charge of $0.7 million before tax, during the second quarter of 2001.

Interest income was $4.8 million for the nine months ended September 30, 2001, compared to $5.8 million for the same period in the prior year. This decrease is due primarily to the decline in market interest rates and lower cash balances compared to the prior year. Equity in loss of unconsolidated affiliates decreased to $0.4 million for the nine months ended September 30, 2001 from $2.0 million for the nine months ended October 1, 2000, due primarily to the write down of investments in Fanball.com, Interactive Learning Group, Inc. and Trak 21 during the quarter ended December 31, 2000. Current year period results do not include losses from these operations.

Earnings per Common Share and Net Earnings

For the nine months ended September 30, 2001 basic and diluted earnings per common share were $1.23 and $1.22, respectively. This compares to basic and diluted earnings of $1.48 per common share, for the nine months ended October 1, 2000. Net earnings totaled $13.0 million for the nine months ended September 30, 2001 compared to $15.8 million for the same prior year period. Excluding results from Grand Casino Avoyelles and the $18 million provision for litigation loss, Lakes' earnings before taxes for the nine months ended September 30, 2001, decreased approximately $5.9 million compared to the same period in the prior year. The decrease in earnings relates primarily to the decline in management fees from Grand Casino Coushatta described above.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED OCTOBER 1, 2000

Revenues

Total revenues were $8.7 million for the three months ended September 30, 2001 compared to $10.7 million for the same period in the prior year. Revenues for the quarter in both years were derived from fees related to the management of Grand Casino Coushatta. The $2.0 million decrease in revenues resulted from a reduction in operating income at Grand Casino Coushatta.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


The decline in income at Coushatta is due to construction interruption on the main roads leading to the casino, adverse weather conditions in the surrounding area during the quarter and intensive marketing campaigns implemented by casinos in the competitive Lake Charles market. In addition, the tragic events of September 11, 2001 resulted in a decrease in visitation and, accordingly, revenue during that period.

Costs and Expenses

Total costs and expenses were $2.9 million for the three months ended September 30, 2001, compared to $3.0 million for the same period in the prior year. Selling, general and administrative expenses for the three months ended September 30, 2001 were relatively consistent in comparison to the same prior year period.

Other

Provision for litigation loss was $18 million for the three months ended July 2, 2000. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The agreement required Lakes to pay a total of $18 million, which has been reflected as a non-operating expense in the second quarter of 2000. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, both the $18.0 million in restricted cash and related litigation and claims accrual were removed from the Lakes balance sheet.

Interest income was $1.4 million for the three months ended September 30, 2001, compared to $2.0 million for the same period in the prior year. This decrease is due primarily to the decline in market rates from the prior year period and due to lower cash balances during the current year period. Equity in loss of unconsolidated affiliates decreased to $0.1 million for the three months ended September 30, 2001 from $0.8 million for the three months ended October 1, 2000, due primarily to the write down of investments in Fanball.com, Interactive Learning Group, Inc. and Trak 21 during the quarter ended December 31, 2000. Current year period results do not include losses from these operations.

Earnings per Common Share and Net Earnings

For the three months ended September 30, 2001, basic and diluted earnings per common share were $.39. This compares to basic and diluted earnings of $.47 and $.46, per common share, respectively, for the three months ended October 1, 2000. Earnings totaled $4.1 million for the three months ended September 30, 2001 compared to $5.0 million for the three months ended October 1, 2000. The decrease in earnings relates primarily to the $2.0 million decline in management fees from Grand Casino Coushatta described above.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At September 30, 2001, Lakes had $37.9 million in restricted and unrestricted cash and cash equivalents. The Company also had $3.1 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and cash equivalents and short-term investment balances are planned to be used for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, costs associated with the Las Vegas real estate, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing.

For the nine months ended September 30, 2001 and October 1, 2000, net cash provided by operating activities totaled $17.9 million and $33.9 million, respectively. For the same periods, net cash used in investing activities totaled $5.7 million and $37.1 million, respectively. Included in these investing activities for the nine months ended September 30, 2001 and October 1, 2000, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $9.0 million and $15.2 million, respectively. Advances under notes receivable were $24.0 million and $24.5 million for the nine months ended September 30, 2001 and October 1, 2000. Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $13.0 million and $3.0 million, respectively.

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

As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. These amounts are included as restricted cash on the December 31, 2000 balance sheet.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



On August 14, 2001, the Court issued an order giving final approval to the Stratosphere shareholders' litigation and Grand Casinos, Inc. shareholders' litigation settlement. As such, the $18 million in restricted cash was removed from the Lakes' balance sheet. As a result, amounts related to security to support indemnification obligations to Grand included as restricted cash on the accompanying balance sheets decreased from $25.5 million as of December 31, 2000 to $7.5 million as of September 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2001, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of September 30, 2001, Lakes had $62.4 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $4.2 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.6 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.6 million in interest income over the same twelve-month period.

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

The parties have reached a settlement covering the Stratosphere shareholders litigation. A stipulation of settlement was approved by the Court on December 4, 2000. The Stratosphere state and federal settlement was for $9 million, inclusive of all plaintiffs fees and costs. Pursuant to the settlement agreement, no distributions could occur until the Minnesota federal litigation was dismissed. On August 14, 2001, the Court issued an order granting final approval to the settlement agreement. Distributions have been made in accordance with the settlement agreement.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



On June 19, 2000, the Company announced that a settlement agreement had been reached regarding the litigation. The agreement called for the Company to pay $9 million to the Grand shareholders for full and final settlement of all claims covering the original class period. The $9 million was placed into an escrow account by Lakes on behalf of the recipients in July 2000. On May 2, 2001, the settlement agreement received preliminary approval from the U.S. District Court for the District of Minnesota. The Court issued an order granting final approval to the settlement agreement on August 14, 2001. Distributions should now proceed in accordance with the settlement agreement.

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

The plaintiff filed a notice of appeal. Grand filed a notice of cross appeal to seek review of the portion of the trial court's summary judgment order which denied relief to Grand. The propriety of Grand's cross appeal, given its status as the prevailing party, was the subject of an Order to Show Cause. The Ninth Circuit dismissed the cross appeal noting that Grand could present the same arguments as an alternative reason to affirm the trial judgment in its favor. A briefing schedule has been set which requires briefing to be complete by January 14, 2002.

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of September 30, 2001. This reserve was decreased by $18 million from December 31, 2000 to September 30, 2001 as a result of the final settlement of the Stratosphere and Grand Casinos litigation.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       None

(b)    Reports on Form 8-K

         (i)  A Form 8-K, Item 5.  Other Events, was filed on October 23, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  November 14, 2001                    LAKES GAMING, INC.
                                             ------------------
                                             Registrant


                                             /s/ LYLE BERMAN
                                             ---------------------------------
                                             Lyle Berman
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President


                                             /s/ TIMOTHY J. COPE
                                             ---------------------------------
                                             Timothy J. Cope
                                             Executive Vice President and
                                             Chief Financial Officer