Form 10-K
period 2001-12-30
LAKES GAMING INC
filed 2002-03-28
CIK 1071255

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K

 (MARK ONE)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-24993

                               LAKES GAMING, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      41-1913991
       (State or other jurisdiction of                        (I.R.S., Employer
       incorporation or organization)                        Identification No.)

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

             TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------- ---------------------------------------------
        Common Stock, $0.01 par value                    NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of March 19, 2002, 10,637,953 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 19, 2002 was $64,575,854. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 29, 2002 are incorporated by reference into Items 10 through 13, inclusive.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Lakes Gaming, Inc., a Minnesota corporation, could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Risk Factors."

GENERAL

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes was formed in 1998 as the successor to the Indian gaming business of Grand Casinos, Inc. ("Grand Casinos"). Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin:

     - Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan.

     - Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento.

     - Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California.

     - Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs
       (BIA). The tribe has indicated that it will submit additional information for reconsideration.

HISTORY

     Lakes was established on December 31, 1998 through a spin-off of Lakes' shares by Grand Casinos. Lakes operates the Indian casino management business and holds other assets previously owned by Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos located in Minnesota. These management contracts both expired in 1998. After Lakes' inception, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes' historical revenues since its inception have been derived almost exclusively from management fees for these casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired on January 16, 2002. For a portion of fiscal 2000 and prior, Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buyout of the contract effective March 31, 2000.

     Lakes also held several parcels of commercial property in Las Vegas at the time of the spin-off from Grand Casinos. In December 2001, Lakes sold a large portion of this property, subject to certain post-closing conditions. Lakes continues to hold a portion of this property with the intention of developing it. See Item 2 -- "Properties".

BUSINESS STRATEGY

     Lakes' vision is to create a company with predictable long-term profitable growth that will be highly valued by its investors. The Company is implementing three business strategies to accomplish its vision. The first of the three strategies is to grow the Company's assets. The more assets the Company has, the greater its potential for diversification and growth. The Company plans to increase its asset base through the growth of its

Indian casino management business. As the successor to Grand Casinos' Indian gaming business, Lakes enjoys a reputation as a successful casino management company for Native American owned casinos with available capital and experienced management.

     Lakes develops, constructs and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development, management and/or financing agreements relating to one casino project in Michigan, three casino projects in California, and one casino project on the east coast, with development of each subject to regulatory approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects. See "Casino Projects and Agreements" below.

     Consistent with its past experience in managing the Louisiana casinos, Lakes is dedicated to developing superior facilities and providing guest service that exceeds expectations. Facilities managed by Lakes will be staffed with well-trained local casino employees and will offer a casual environment designed to appeal to the family-oriented, middle income customer. Lakes strives to offer its casino customers creative gaming selections in a pleasant, festive, smoke and climate-controlled setting. Lakes' managed casinos also will offer reasonably priced, high-quality food.

     The second business strategy has been to remove a number of uncertainties surrounding Lakes since the spin-off in 1998. Consistent with this part of the Lakes strategy, in 2000 Lakes entered into settlement agreements regarding several significant shareholder litigation matters, for which Lakes is required to indemnify Grand Casinos. Lakes paid a total of $18 million into escrow in 2000, and this amount was distributed to the shareholder groups during 2001. Lakes' indemnification obligations continue with respect to certain other litigation matters, and $7.5 million paid into an escrow account for the benefit of Grand Casinos is included as restricted cash on the accompanying balance sheet as of December 30, 2001. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Lakes has also addressed uncertainties relating to a portion of the land owned or controlled by the Company in Las Vegas. On December 28, 2001, the Company sold a portion of this site and certain property rights to two partnerships which are not affiliated with Lakes. The total sale price was approximately $30.9 million, including a $1.0 million down payment and two promissory notes for the balance. If certain administrative post-closing conditions are not satisfied within six months after the closing or waived by the buyers, the buyers have the right to require Lakes to repurchase the properties. This transaction allowed the Company to monetize a portion of its investment in property on the Las Vegas strip. The sale will provide resources that are currently planned to be used in Lakes' primary business, which is Indian gaming. See Item 2 -- "Properties".

     The other uncertainty facing Lakes relates to the proposed casino developments. At two of the California locations, the tribes need to resolve land issues related to their respective casino sites. At the third California location, access to the proposed casino site is subject to certain regulatory approvals. At the Michigan location, the Secretary of the Interior has accepted the land into trust, however, during the 30-day public comment period, a group called "Taxpayers of Michigan Against Casinos" filed a complaint to stop the U.S. Department of Interior from placing it into trust. The Department of Justice is defending this lawsuit on behalf of the Secretary of Interior. At the east coast location, the tribe is attempting to obtain federal recognition, but there is no assurance that federal recognition will be obtained. Additionally, the National Indian Gaming Commission needs to approve Lakes' management contracts for each location. Lakes is actively working with the tribes to bring these issues to a successful conclusion.

     Diversification is important to Lakes' long-term success and is the third of the business strategies. Lakes currently intends to buy or create new long-term business opportunities through the use of cash, stock or debt to complement its Indian casino management business. Substantial long-term growth and low multiple values to generate high returns are just a few of the attributes in companies or start-ups that Lakes is looking for in new opportunities to help enhance shareholder value. As part of the Company's effort to diversify, in March of 2002, Lakes announced that it had signed a letter of intent with respect to an investment in a joint venture with an experienced producer of televised poker tournaments. The purpose of the joint venture would be to launch the World Poker Tour and establish poker as the next significant televised mainstream sport.

CASINO PROJECTS AND AGREEMENTS

     Partnership to Develop and Manage Casino Near San Diego, California. On May 12, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near San Diego, California. Under the agreement, Lakes has formed a limited liability company with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas. The partnership between Lakes and KAR holds a contract to develop and manage a casino resort facility with the Jamul Indian Village in California. The contract is subject to approval by NIGC. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     Development and Management of Michigan Casino. On June 22, 1999, the Company announced that it has been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan. In connection with its selection, Lakes and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (FONSI) in January 2001 and filed a legal notice of its intent to place into trust 675 acres near New Buffalo, Michigan on behalf of the Pokagon Band. Under Federal law, a 30-day waiting period was required for public comments to be made before the land in trust process could be finalized. During the 30-day period, a lawsuit was filed against the federal government in the District Court in the District of Columbia by a Michigan-based group called "Taxpayers of Michigan Against Casinos", to stop the U.S. Department of Interior from placing into trust the land for the casino site. The Department of Justice is defending the suit on behalf of the Secretary of Interior. While the outcome of the suit cannot be predicted at this time, Lakes' management believes that this hurdle will be successfully overcome and the casino development will be approved. Casino construction is not planned to start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of NIGC.

     Partnership to Develop and Manage Casino Near Sacramento, California. On July 15, 1999, the Company announced that it would form a partnership for the purpose of developing a gaming facility on Indian-owned land near Sacramento, California. Pursuant to the agreement, Lakes has formed a limited liability company with KAR, a limited liability company based in Houston, Texas. The partnership between Lakes and KAR has been awarded a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians in California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the Bureau of Indian Affairs ("BIA"). In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     Joint Venture for Further California Casinos, Including Financing of Cloverdale, California Casino. On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. Development will start as soon as various regulatory approvals are obtained. Development is also subject to completion of definitive financing arrangements. The joint venture also entered into a contract relating to the Paskenta Band of Nomlaki

Indians. However, in February 2001, Lakes announced its intention to discontinue its involvement with the Paskenta project. Lakes had made loans totaling $5.5 million to the joint venture (PCG Corning, LLC) for this project. During 2001, Lakes wrote off approximately $1.0 million as uncollectible relating to these loans. In October 2001, Lakes was repaid the outstanding balance of $4.5 million on these loans.

     Agreement for Possible Casino Development with Massachusetts Tribe. On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the Bureau of Indian Affairs (BIA) in January 2001. However, in September 2001, that proposed positive finding was reversed by the BIA when it issued a negative finding relating to the Nipmuc Nation's request for federal recognition. The Nipmuc Nation has 180 days from the date of the negative finding to submit additional information for reconsideration. In addition, community groups will have an opportunity to submit comments and documentation. The tribe has indicated that it will submit additional information for reconsideration. If approval is received, the Nipmuc Nation would need to put land in trust and come to a gaming agreement with the state where the land is located before proceeding with any such enterprise.

MARKETING

     Lakes' marketing strategy at its managed operations is to attract and retain the repeat customer. Management believes that Lakes' emphasis on providing superior guest service along with first-class facilities, coupled with targeted marketing programs, contributes to attracting the repeat customer.

     Lakes' operations strategy seeks to combine retail, gaming and entertainment marketing techniques. Lakes profiles its casino customers utilizing available demographic data, regularly conducted customer surveys and other sources. Based upon this data, Lakes uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer. A variety of other events, facilities and entertainment options provide the patron with a total entertainment experience. Lakes markets these programs through a variety of direct and media marketing techniques utilizing a significant customer database at each location. Lakes emphasizes guest service as part of its operating strategy. High standards are set for well-trained and friendly employees so that customers can enjoy themselves in a fun-filled and entertaining atmosphere.

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

REGULATION

  GAMING REGULATION

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

     IGRA currently requires NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. Prior to NIGC assuming its management contract approval responsibility, management contracts and other agreements were approved by the BIA. The NIGC may review any of Lakes' management contracts and collateral agreements for compliance with IGRA at any time in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

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

     The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . ." No such licenses have been issued to Lakes to date. The applicability of ITLA to Indian gaming management contracts is unclear. Lakes believes that ITLA is not applicable to its management contracts, under which Lakes provides services rather than goods to Indian tribes. Lakes further believes that ITLA has been superseded by IGRA.

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

  NON-GAMING REGULATIONS

     The Company and its subsidiaries are subject to certain federal, state and local, safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company believes that it is currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to the Company's operations.

EMPLOYEES

     At March 19, 2002, Lakes had approximately 30 employees. Lakes believes its relations with employees are positive.

                                  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

THE CONSTRUCTION, OPERATION AND MANAGEMENT OF INDIAN CASINOS AND RESORTS REQUIRE THE SATISFACTION OF VARIOUS CONDITIONS, MANY OF WHICH ARE BEYOND LAKES' CONTROL AND THE FAILURE OF WHICH TO BE SATISFIED MAY SIGNIFICANTLY DELAY THE COMPLETION OF LAKES' CURRENT INDIAN CASINO DEVELOPMENT PROJECTS OR PREVENT THE COMPLETION OF SUCH PROJECTS ALTOGETHER.

     Although Lakes and certain members of its management team have experience developing, operating, and managing casinos owned by Indian tribes and located on Indian land, neither the Company nor any of these individuals has developed or operated a casino in either the State of California, the State of Michigan, or on the east coast. In addition, the gaming industry in each of the locations where Lakes plans to develop and operate casinos has a limited operating history and faces several legal and procedural challenges that will need to be resolved prior to the commencement of Lakes' development activities and the opening and operation of the respective casinos.

     The opening of each of the proposed Lakes' facilities in the State of California, the State of Michigan, and on the east coast, will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

     The start of development and construction of the casino projects is subject to various regulatory approvals. No assurances can be given that once a schedule for such construction and development activities is established, such development activities will begin or will be completed on time, or any other time, or that the budget for these projects will not be exceeded.

     Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. Construction, equipment or delays or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design. In addition, once developed, no assurances can be given that the Company will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.

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

BECAUSE LAKES CURRENTLY GENERATES NO REVENUE FROM CASINO MANAGEMENT CONTRACTS WITH WHICH TO OFFSET THE INVESTMENT COSTS ASSOCIATED WITH ITS CASINO DEVELOPMENT PROJECTS, DELAYS IN THE COMPLETION OF THESE DEVELOPMENT PROJECTS OR THE NON-COMPLETION OF ANY SUCH PROJECT COULD MATERIALLY AND ADVERSELY AFFECT LAKES' POTENTIAL FOR PROFITABILITY.

     Since the expiration of its management contract for Grand Casino Coushatta (the last remaining Lakes' managed Indian-owned casino) on January 16, 2002, Lakes has generated no revenue from its casino management activities. Given the absence of current casino management-related operating revenue with which to offset the potentially significant investment costs associated with its current or future casino development projects, delays in the completion of Lakes' current development projects, or the failure of such projects to be completed at all, may cause Lakes' operating results to fluctuate significantly and may adversely affect Lakes' profitability. In addition, because Lakes' future growth in revenues and its ability to generate profits will depend to a large extent on Lakes' ability to increase the number of its managed casinos or develop new business opportunities, the delays in the completion or the non-completion of Lakes' current development projects may adversely affect Lakes' ability to realize future growth in revenues and future profits.

PURSUANT TO THEIR TERMS, LAKES' CONTRACTS TO MANAGE CASINOS BEING DEVELOPED BY LAKES ON INDIAN LAND CAN BE TERMINATED BY THE TRIBES UNDER CERTAIN CIRCUMSTANCES, WHICH TERMINATION MAY HAVE A MATERIAL ADVERSE EFFECT ON THE RESULTS OF LAKES' OPERATIONS.

     The terms of Lakes' current management contracts provide that such contracts may be terminated under circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by a tribe of its buy-out option. Without the realization of new business opportunities or new management contracts, management contract terminations could have a material adverse effect on Lakes' results of operations and financial conditions.

IF LAKES IS REQUIRED TO MAKE SIGNIFICANT ADDITIONAL PAYMENTS IN SATISFACTION OF THE INDEMNIFICATION OBLIGATIONS LAKES INHERITED FROM GRAND CASINOS UPON LAKES' FORMATION, THOSE PAYMENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON LAKES' ASSET POSITION.

     Under the documents relating to Lakes' spin-off from Grand Casinos and Grand Casinos' acquisition by Park Place, Lakes agreed to indemnify Grand Casinos and affiliates of Grand Casinos for (i) liabilities of Grand Casinos retained by Lakes in the spin-off, (ii) Grand Casinos' ongoing indemnification obligations to current and former directors and officers of Grand Casinos and
(iii) contingent liabilities related to Stratosphere Corporation ("Stratosphere"). Lakes has previously entered into a settlement agreement dispensing with both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation, pursuant to which Lakes paid a total of $18.0 million to the Grand Casinos, Inc. shareholders and the Stratosphere shareholders for full and final settlement of all federal and state related actions. As described under Item 3 ("Legal Proceedings"), there are currently a number of other litigation matters for which Lakes has indemnification obligations to Grand Casinos. Until Lakes has reached a final resolution with respect to these matters, there can be no assurance that Lakes' indemnification obligations will not have a material adverse effect on Lakes.

IF LAKES' CURRENT CASINO DEVELOPMENT PROJECTS ARE NOT COMPLETED OR, UPON COMPLETION, FAIL TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE MARKET FOR GAMING ACTIVITIES, LAKES MAY LACK THE FUNDS TO COMPETE FOR AND DEVELOP FUTURE GAMING OR OTHER BUSINESS OPPORTUNITIES AND THE RESULTS OF LAKES' OPERATIONS MAY SUFFER ACCORDINGLY.

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

CHANGES IN THE LAWS, REGULATIONS, AND ORDINANCES (INCLUDING TRIBAL AND/OR LOCAL
LAWS) TO WHICH THE GAMING INDUSTRY IS SUBJECT, OR THE INABILITY OF LAKES, ITS KEY PERSONNEL, SIGNIFICANT SHAREHOLDERS, OR JOINT VENTURE PARTNERS TO OBTAIN OR RETAIN REQUIRED GAMING REGULATORY LICENSES, COULD PREVENT THE COMPLETION OF LAKES' CURRENT CASINO DEVELOPMENT PROJECTS OR PREVENT LAKES FROM PURSUING FUTURE DEVELOPMENT PROJECTS.

     The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals.

     The rapidly-changing political and regulatory environment governing the gaming industry (including gaming operations which are conducted on Indian land) makes it impossible for Lakes to accurately predict the effects that an adoption of or changes in the gaming laws, regulations and ordinances will have on Lakes. However, the failure of Lakes, or any of Lakes' key personnel, significant shareholders or joint venture partners, to obtain or retain required gaming regulatory licenses could prevent Lakes from expanding into new markets, prohibit Lakes from generating revenues in certain jurisdictions, and subject Lakes to sanctions and fines.

     The political and regulatory environment in which Lakes is and will be operating, including with respect to gaming activities on Indian land, is discussed in greater detail in this Form 10-K under the caption "Regulation".

IF THE NIGC ELECTS TO MODIFY THE TERMS OF LAKES' MANAGEMENT CONTRACTS WITH INDIAN TRIBES OR VOID SUCH CONTRACTS ALTOGETHER, LAKES' REVENUES FROM MANAGEMENT CONTRACTS MAY BE REDUCED OR DISCONTINUED.

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

IF INDIAN TRIBES TO WHICH LAKES HAS LOANED MONEY DEFAULT ON THEIR REPAYMENT OBLIGATIONS OR WRONGFULLY TERMINATE THEIR MANAGEMENT CONTRACTS WITH LAKES, LAKES WILL BE FORCED TO RELY ON REVENUES, IF ANY, FROM CASINO OPERATIONS AS RECOURSE FOR COLLECTION OF INDEBTEDNESS OR MONEY DAMAGES AND, THEREFORE, LAKES MAY BE UNABLE TO COLLECT THE AMOUNTS DUE.

     Lakes has made, and will make, substantial loans to tribes for the construction, development, equipment and operations of casinos managed by Lakes. Lakes' only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. Lakes has subordinated, and may in the future subordinate, the repayment of these loans to a tribe and other distributions due from a tribe (including management fees) in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, Lakes' loans and other claims against the tribe will not be repaid until such default has been cured or the tribe's senior casino-related creditors have been repaid in full.

A DETERIORATION OF THE COMPANY'S RELATIONSHIP WITH AN INDIAN TRIBE COULD CAUSE DELAYS IN THE COMPLETION OF A CASINO DEVELOPMENT PROJECT WITH THAT TRIBE OR EVEN FORCE THE COMPANY TO ABANDON A CASINO DEVELOPMENT PROJECT ALTOGETHER.

     Good personal and professional relationships with Indian tribes and their officials are critical to Lakes' proposed and future Indian-related gaming operations and activities, including Lakes' ability to obtain, develop and effectuate management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing a tribe may be replaced by appointment or election or become subject to policy changes. Replacements of tribe officials or administrations, or changes in policies to which a tribe is subject, may deteriorate the Company's relationship with a tribe and lead to delays in the completion of a development project with that tribe or prevent the project's completion altogether, either of which will have an adverse effect on the results of the Company's operations.

IF FUNDS FROM LAKES' OPERATIONS ARE INSUFFICIENT TO SUPPORT ITS CASH REQUIREMENTS AND LAKES IS UNABLE TO OBTAIN ADDITIONAL FINANCING IN ORDER TO SATISFY THESE REQUIREMENTS, EITHER ON TERMS ACCEPTABLE TO LAKES OR AT ALL, LAKES MAY BE FORCED TO DELAY, SCALE BACK OR ELIMINATE SOME OF ITS EXPANSION AND DEVELOPMENT GOALS, OR CEASE ITS OPERATIONS ENTIRELY.

     Lakes anticipates that its reserves of cash, interest expected to be earned on those reserves, and its anticipated revenues will be sufficient to finance its operations. However, it is likely additional financing will be required to complete one or more of its casino projects as soon as regulatory approvals are received and construction can begin. There can be no assurance that Lakes will not seek or require additional capital at some point in the future through either public or private financings. Such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes' shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals, or might require Lakes to cease its operations entirely. Lakes' financial condition and resources are discussed in greater detail in Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations of Lakes -- Capital Resources, Capital Spending and Liquidity").

A LARGE PORTION OF LAKES' ASSETS ARE REPRESENTED BY NOTES RECEIVABLE FROM INDIAN TRIBES AND OTHER PARTIES WITH VARYING DEGREES OF COLLECTION RISK, AND WITH REPAYMENT OFTEN DEPENDENT ON THE OPERATING PERFORMANCE OF EACH GAMING PROPERTY. IMPAIRMENT OF ONE OR MORE OF THESE LOANS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON LAKES' FINANCIAL RESULTS.

     At December 30, 2001, Lakes had $95.8 million in notes receivable, which represented nearly 50% of its total assets. See Note 3 to the Consolidated Financial Statements. Most of the notes receivable are advances made to Indian tribes for financing related to gaming properties being developed, managed or financed by Lakes. Other notes receivable relate to other business ventures in which Lakes has participated. All of the notes are subject to varying degrees of collection risk and there is no established market for any of the notes. For the notes representing indebtedness of Indian tribes, the repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes.

     The fair value of the notes receivable may be lower than the carrying value reflected in Lakes' balance sheet, and it is possible that one or more of the loans will not be collectible, in whole or in part. Management periodically evaluates the recoverability of its notes receivable based on the current and projected operating results of the underlying facility or entity and historical collection experience. No impairment losses on such notes receivable have been recognized through December 30, 2001. If there are significant losses in the future relating to impairment of value of the notes, this could have a material adverse effect on Lakes' results of operations and financial condition. As Lakes' casino projects begin construction or Lakes enters into new business arrangements, Lakes expects to make additional advances to Indian tribes and other parties in the future, which will be subject to the risks described above.

ENTRY INTO NEW BUSINESSES MAY RESULT IN FUTURE LOSSES.

     Lakes has announced that part of its strategy involves diversifying into other businesses. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to Lakes. These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services, and obtaining regulatory approvals required to conduct the new businesses. There is no assurance that diversification activities will successfully add to Lakes' future revenues and income.

LAKES IS HEAVILY DEPENDENT ON THE ONGOING SERVICES OF ITS CHAIRMAN AND CHIEF EXECUTIVE OFFICER, LYLE BERMAN, THE LOSS OF WHOM WOULD HAVE A DETRIMENTAL EFFECT ON THE PURSUIT OF LAKES' BUSINESS OBJECTIVE AND, CONSEQUENTLY, ITS PROFITABILITY AND THE PRICE OF ITS STOCK.

     Lakes' success will depend largely on the efforts and abilities of its senior corporate management, particularly Lyle Berman, its Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on Lakes. Lakes does not have an employment agreement with Mr. Berman.

UNTIL LAKES HAS SATISFIED ITS INDEMNIFICATION OBLIGATIONS RELATED TO GRAND CASINOS, LAKES IS PROHIBITED FROM DECLARING DIVIDENDS ON ITS COMMON STOCK AND, CONSEQUENTLY, THE ONLY RETURN ON INVESTMENT FOR LAKES' SHAREHOLDERS, IF ANY, WILL OCCUR UPON THE SALE OF LAKES' STOCK.

     So long as Lakes is required to indemnify Grand Casinos for certain specified liabilities, including (i) contingent liabilities assumed by Lakes under the Distribution Agreement, (ii) ongoing director and officer indemnification obligations and (iii) contingent liabilities related to Stratosphere, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes, without the written consent of Park Place, which consent can be given or withheld at Park Place's sole and absolute discretion.

ITEM 2.  PROPERTIES

CORPORATE OFFICE FACILITY

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed a lease agreement dated February 1, 1996 covering corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent was $768,300 plus building operating costs. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the terms of the agreement with Grand Casinos, Lakes purchased the building for $6.4 million. Lakes occupies approximately 22,000 square feet of the building and has leased the remaining space to outside tenants.

LAS VEGAS LAND

     The Company owned, or held purchase options for, approximately sixteen acres of land surrounding the corner of Harmon Avenue and Las Vegas Boulevard in Las Vegas, Nevada. On July 31, 2000, Lakes announced that it had formed a joint venture, Metroplex-Lakes LLC to develop the properties. On December 28, 2001, the Company sold the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this sale, Lakes sold to Metroflag BP, LLC, rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The sale price for this combined transaction, which closed on December 28, 2001, was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a note to Lakes in the amount of $23.3 million payable on September 30, 2002, and a second note payable to Lakes that is non-interest bearing in the amount of $7.5 million due on June 30, 2004. Lakes' collateral for the two notes is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

     Lakes continues to own the Shark Club property which is an approximate 3.4 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project. Lakes has written down the Shark Club site to the estimated market value during the fourth quarter of 2001. Further, the option to purchase the adjacent Cable property for $39.1 million was allowed to lapse during 2001. As a result of these transactions, a pre-tax loss on sale of land held for development in the amount of $25.8 million was recorded in other income (expense) and a pre-tax write-down of approximately $3.4 million was included in selling, general and administrative expenses in the accompanying consolidated statement of loss for the twelve months ended December 30, 2001.

ITEM 3.  LEGAL PROCEEDINGS

     The following summaries describe certain known legal proceedings to which Grand Casinos is a party which Lakes has assumed, or with respect to which Lakes has agreed to indemnify Grand Casinos, in connection with the Distribution.

SLOT MACHINE LITIGATION

     In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al v. Caesars World, Inc. et al -- Case No. 39-478-CIV-

ORL-22 -- in which various parties (including Grand Casinos) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

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

     In March 1997, various defendants (including Grand Casinos) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand Casinos has filed its answer to the new complaint.

     The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand Casinos and certain of the defendants have opposed the motion. The Court has not ruled on the motion.

STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant.

     The complaint alleges that Grand Casinos failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand Casinos in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Trustee claims are Grand Casinos' obligations under the Standby Equity Commitment.

     The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment. Pursuant to the Second Amended Plan, a new limited liability company (the "Stratosphere LLC") was formed to pursue certain alleged claims and causes of action that Stratosphere and other parties may have against numerous third parties, including Grand Casinos and/or officers and/or directors of Grand Casinos. The Stratosphere LLC has been substituted for IBJ Schroeder Bank & Trust Company, Inc. in this proceeding.

     In August 2000, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. On April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit and filed its opening brief on November 23, 2001. Grand Casinos filed its answering brief on January 11, 2002. The plaintiff filed its reply brief on February 8, 2002, and the parties are awaiting the Ninth Circuit's scheduling of the matter for oral argument.

STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand Casinos and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand Casinos ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) Grand Casinos as management fees and for costs and expenses under a management agreement between Stratosphere and Grand Casinos, and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

     In May 1998, Grand Casinos responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is now complete and the matter is scheduled for trial on May 2, 2002.

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

     For the period from January 3, 2000 through December 30, 2001, the high and low sales prices per share of the Company's Common Stock are indicated below, as reported on the Nasdaq National Market:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Year Ended December 31, 2000:
  High.............................................  $ 9.50    $10.13    $10.63     $9.38
  Low..............................................    7.50      6.63      8.50      7.13
Year Ended December 30, 2001:
  High.............................................  $10.63    $10.25    $ 8.49     $7.00
  Low..............................................    8.25      5.00      4.95      5.08

     On March 19, 2002, the last reported sale price for the Common Stock was $7.15 per share. As of March 19, 2002, the Company had approximately 1,026 shareholders of record.

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

                                                         FISCAL YEARS ENDED OR AS OF:
                                     ---------------------------------------------------------------------
                                     DECEMBER 30,   DECEMBER 31,   JANUARY 2,    JANUARY 3,   DECEMBER 28,
                                         2001           2000          2000          1999          1997
                                     ------------   ------------   -----------   ----------   ------------
                                                    (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue(1).................     $   35         $  59          $  55        $  92         $  79
  Total operating income...........         21            47             45           76            70
  Net Earnings (loss)..............         --(2)         16(3)          29           61            45
  Net Earnings (loss) per share --
     basic.........................      (0.03)(2)      1.47(3)        2.72         5.80          4.32
  Net Earnings (loss) per share --
     diluted.......................      (0.03)(2)      1.47(3)        2.67         5.71          4.20
OTHER OPERATING DATA:
  EBITDA(4)........................         22            50             47           78            71
BALANCE SHEET:
  Cash and cash equivalents --
     unrestricted..................     $   43         $  10          $  24        $  57         $  33
  Total assets.....................        197           213            184          161           132
  Total debt.......................          7             2              2            1             1
  Shareholders' equity.............        176           176            160          132           119

---------------

(1) 2001 includes $34.6 million in revenues from the management contract for Grand Casino Coushatta that concluded January 16, 2002. 2000 includes $19.8 million in revenues from the management contract for Grand Casino Avoyelles that concluded during 2000, including $16.0 million relating to the early buyout of the agreement. 1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998.

(2) Includes non-recurring, non-cash charges totaling $29.2 million related to the sale and write-down of certain land held for development in Las Vegas, Nevada.

(3) Includes a non-recurring, non-cash $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and a $5.5 million charge for the write-off of unconsolidated affiliates.

(4) EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. EBITDA excludes the $29.2 million charge related to the sale and write-down of certain land held for development in Las Vegas, Nevada in 2001 and the $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and the $5.5 million write-off of unconsolidated affiliates in 2000. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended December 30, 2001, December 31, 2000, January 2, 2000, January 3, 1999 and December 28, 1997 totaled $1.0 million, $3.0 million, $2.0 million, $2.0 million, and $1.0 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, to the shareholders of Grand Casinos, Inc. ("Grand Casinos").

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand Casinos. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan. (2) Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California. (4) Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs
(BIA). The tribe has indicated that it will submit additional information for reconsideration. See Item 1 -- "Business".

     Lakes' historical revenues have been derived almost exclusively from management fees. During 2001, Lakes managed a land-based, Indian-owned casino, Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"). Pursuant to the Coushatta management contract, Lakes received a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Coushatta. The management contract expired January 16, 2002, and will not be renewed. This non-renewal will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations.

     The Company also managed a second land-based, Indian-owned casino in Marksville, Louisiana ("Grand Casino Avoyelles"). On March 31, 2000, the Company reached an agreement with the tribe for the early buyout of the management contract for Grand Casino Avoyelles, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe.

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

     The significant accounting policies, which Lakes believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following: revenue recognition and realizability of notes receivable.

     REVENUE RECOGNITION: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, until a project is opened and operating, Lakes will not recognize revenue related to Indian casino management.

     REALIZABILITY OF NOTES RECEIVABLE: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 30, 2001, no amounts have been withheld under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 30, 2001, December 31, 2000 and January 2, 2000.

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

FISCAL YEAR ENDED DECEMBER 30, 2001 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2000

     Revenues. Total revenues were $34.9 million for the fiscal year ended December 30, 2001, compared to $59.0 million for the same period in the prior year. Revenues for the current year were derived from fees related to the management of Grand Casino Coushatta. Revenues for the current year were less than the same period last year primarily due to the early buyout of the Company's management contract for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana at the end of the first quarter 2000, pursuant to the terms of the contract. Revenues from Grand Casino Avoyelles contributed $19.8 million for the twelve months ended December 31, 2000, including approximately $16.0 million in management fee income recognized due to the buyout of the management contract. The decrease in revenues relates also to a decline in management fees of $4.2 million from Grand Casino Coushatta due to construction interruption on the main roads leading to the casino, along with intensive marketing campaigns implemented by casinos in the competitive Lake Charles market and adverse weather conditions in the area.

     The management contract for Grand Casino Coushatta expired January 16, 2002 and will not be renewed. This expiration will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations. As of this filing, no revenues are being derived from casinos.

     Costs and Expenses. Total costs and expenses increased $2.0 million, to $13.9 million for the year ended December 30, 2001, from $11.9 million for the prior year. Selling, general and administrative expenses increased $3.6 million, to $12.6 million for the year ended December 30, 2001 from $9.0 million for the prior year. The increase primarily reflects the $3.4 million write-down of the Shark Club property in Las Vegas to $16.0 million during 2001, as well as a write-off of approximately $1.0 million in uncollectible loans relating to the Paskenta project. The use of the Shark Club property is discussed below under "Capital Resources,

Capital Spending and Liquidity". Depreciation and amortization expenses decreased $1.6 million, to $1.3 million for the year ending December 30, 2001 from $2.9 million for the prior year, due to the early buyout of the Avoyelles management contract in 2000.

     Taxes. Benefit for income taxes was $0.2 million for the year ended December 30, 2001, compared to a provision for income taxes of $12.9 million for the prior year. The effective tax rates for 2001 and 2000 were 41.0% and 45.0%, respectively.

     Other. Loss on sale of land held for development was $25.8 million for the year ended December 30, 2001. This amount includes losses incurred relating to the sale of the Polo Plaza property in Las Vegas, Nevada as well as the sale of the rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. These transactions are discussed below under "Capital Resources, Capital Spending and Liquidity". The sale price for the combined transaction, which closed on December 28, 2001, was approximately $30.9 million. This transaction and the lapsed option on the Cable property in Las Vegas resulted in a pre-tax loss of approximately $25.8 million during 2001. In the year ended December 31, 2000, there was a provision for litigation loss of $18.0 million. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation.

     The settlement agreement required Lakes to pay a total of $18.0 million, which has been reflected as a non-operating expense. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. Such amounts were included as restricted cash on the accompanying consolidated balance sheet as of December 31, 2000. The settlement agreement received final approval by the respective courts, and distributions have been made in accordance with the settlement agreement.

     In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ would acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one-time write-down charge, included as write-down of unconsolidated affiliates, of $0.7 million before tax, during 2001. For the 2000 year, the $5.5 million charge for the write-down of unconsolidated affiliates reflects the carrying value at December 31, 2000 for certain assets held as investments including securities in Fanball.com, Inc., Interactive Learning Group, Inc. and Trak 21 Development, LLC. Interest income decreased $1.6 million to $6.3 million for the fiscal year ended December 30, 2001 from $7.9 million for the prior year, primarily due to the decline in market interest rates. Equity in loss of unconsolidated affiliates was $0.5 million and $2.9 million for the years ending December 30, 2001 and December 31, 2000, respectively, the current year decrease is the result of the write-off of investments in Fanball.com, Interactive Learning Group and Trak 21 at the end of 2000.

     Earning (Loss) per Common Share and Net Earnings (Loss). For the fiscal year ended December 30, 2001 basic and diluted losses per common share were $0.03. This compares to basic and diluted earnings per common share of $1.47 for the fiscal year ended December 31, 2000. Earnings decreased from $15.7 million for the fiscal year ended December 31, 2000 to a loss of $0.3 million for the fiscal year ended December 30, 2001.

     Outlook. Except for fees earned from the management of Grand Casino Coushatta through January 16, 2002, it is currently contemplated that there will be no additional operating revenues for the remainder of 2002. Although none of the existing casino development projects are expected to produce revenue in 2002, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. The Company's strong cash position is considered adequate to cover expected 2002 operating expenses.

FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED JANUARY 2,
2000

     Revenues. Total revenues were $59.0 million for the fiscal year ended December 31, 2000, compared to $54.7 million for the prior year. Aggregate management fee income from the Avoyelles and Coushatta casinos increased to approximately $58.6 million during the twelve months ended December 31, 2000 from $54.7 million in the previous year. Contributing to the increase of $3.9 million was the early buyout of the management agreement for Grand Casino Avoyelles by the Tunica-Biloxi Tribe of Louisiana in the first quarter of 2000. Under the early buyout agreement, the Company was compensated for the management fees it would have received had it managed Grand Casino Avoyelles through the original contract expiration date which was June 3, 2001. As a result, management fee income from Grand Casino Avoyelles increased approximately $5.6 million for the twelve months ended December 31, 2000 compared to the prior year. Also, despite a 5.0% increase in total revenue at Grand Casino Coushatta, management fee income decreased approximately $1.7 million for the twelve months ended December 31, 2000 compared to the twelve months ended January 2, 2000. This decrease is primarily due to increased marketing and employee benefit costs at Grand Casino Coushatta.

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

     Taxes. Provision for income taxes was $12.9 million for the year ended December 31, 2000, compared to $22.1 million for the prior year. The effective tax rates for 2000 and 1999 were 45.0% and 43.4%, respectively. The reconciliation of the statutory federal tax rate of 35.0%, to the Company's actual rate for each of the years is state income taxes, net of the federal income tax benefit of 6.0%, and permanent differences in book to tax income of 4.0% and 2.4% for 2000 and 1999, respectively.

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

     The $5.5 million charge for the write down of unconsolidated affiliates reflects the carrying value at December 31, 2000 for certain assets held as investments including securities in Fanball.com, Inc., Interactive Learning Group, Inc. and Trak 21 Development, LLC. Interest income increased $0.3 million to $7.9 million for the fiscal year ended December 31, 2000 from $7.6 million for the prior year, primarily due to interest earned on additional notes receivable, partially offset by the early extinguishment of notes from the Avoyelles casino and decreased cash balances. Equity in loss of unconsolidated affiliates was $2.9 million for each of the years ending December 31, 2000 and January 2, 2000, due primarily to losses of Fanball.com, Interactive Learning Group and Trak 21 before these investments were written down in 2000.

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

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

     At December 30, 2001 Lakes had $51.8 million in restricted and unrestricted cash and cash equivalents. The Company also had $2.0 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing. When approvals are received, additional financing will be needed to complete the projects. It is currently planned that this third-party financing will be obtained by each individual tribe. However, there can be no assurance that if third-party financing is not available, Lakes will not be required to finance these projects directly. If Lakes must provide this financing, Lakes expects to obtain debt or equity financing which it would loan to the respective tribes as necessary. As part of a recently announced letter of intent to invest in a joint venture which would televise poker tournaments, the Company would be required to invest $0.1 million for an approximately 78% ownership position in the joint venture. The Company would also be required to loan up to $3.2 million to the joint venture as needed.

     For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, net cash provided by operating activities totaled $34.9 million, $35.1 million and $36.5 million, respectively. For the same periods, net cash utilized in investing activities totaled $2.2 million, $49.1 million and $69.3 million. Included in these investing activities for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 are proceeds primarily from repayment of notes receivable from Indian-owned casinos of $16.7 million, $18.0 million and $12.0 million, respectively. Also, during these periods, payments for land held for development amounted to $13.6 million, $3.9 million and $22.9 million, respectively.

     As a part of the agreements resulting from Lakes' spin-off from Grand Casinos and related transactions, Lakes has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments. See Item 3. Legal Proceedings.

     As security to support Lakes' indemnification obligations to Grand Casinos, Lakes agreed to deposit, in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the spin-off. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand Casinos, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying consolidated balance sheets as of January 2, 2000 and December 31, 2000. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash on the accompanying balance sheet as of December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

     On December 28, 2001, the Company sold the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this sale, Lakes sold to Metroflag BP, LLC, rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The sale price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a note to Lakes in the amount of $23.3 million payable on September 30, 2002, and a second note payable to Lakes that is non-interest bearing in the amount of $7.5 million due on June 30, 2004. Lakes' collateral for the two notes is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

     In addition to the notes receivable from Metroflag, Lakes also has approximately $65.0 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 3 to the Consolidated Financial Statements.

     Lakes continues to own the Shark Club property which is an approximate 3.4 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project. Lakes has written down the Shark Club site to the estimated market value during the fourth quarter of 2001. As a result of this write-down, the Company incurred a pre-tax operating write-down of approximately $3.4 million. Further, the sale of the Polo Plaza property in Las Vegas, Nevada, the sale of the rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation, and the lapsed option on the adjacent Cable property during 2001 resulted in a pre-tax loss of approximately $25.8 million.

     Notes receivable from the Coushatta Tribe of Louisiana were $12.2 million at December 31, 2000 and $0.1 million at December 30, 2001. The outstanding balance was repaid at the conclusion of the management agreement on January 16, 2002. In addition, Lakes was previously the guarantor of a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, with a balance of $6.8 million outstanding at December 30, 2001. Lakes was released from the guaranty agreement on January 16, 2002.

     On January 2, 2002, the Company completed the purchase of its corporate office building in Minnetonka, Minnesota. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

OBLIGATIONS

     The Company has two notes payable with third parties. The first is collateralized by certificates of deposit, with $1.0 million outstanding at December 30, 2001 and December 31, 2000. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. The second is collateralized by property with $0.4 million outstanding at December 30, 2001. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due October 9, 2002.

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the agreement with Grand Casinos, Lakes purchased the building.

SEASONALITY

     The Company believes that the operations of all casinos to be managed by the Company will be affected by seasonal factors, including holidays, weather and travel conditions.

REGULATION AND TAXES

     The Company is subject to extensive regulation by state gaming authorities. The Company will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where it may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on the Company.

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

     These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

     The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2001, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

     The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of December 30, 2001, Lakes had $61.5 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $3.8 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.6 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.6 million in interest income over the same twelve-month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                      LAKES GAMING, INC. AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   24
Consolidated Balance Sheets as of December 30, 2001 and
  December 31, 2000.........................................   25
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 30, 2001, December 31, 2000 and
  January 2, 2000...........................................   26
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 30, 2001, December 31,
  2000 and January 2, 2000..................................   27
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 30, 2001, December 31, 2000
  and January 2, 2000.......................................   28
Consolidated Statements of Cash Flows for the fiscal years
  ended December 30, 2001, December 31, 2000 and January 2,
  2000......................................................   29
Notes to Consolidated Financial Statements..................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Gaming, Inc.:

     We have audited the accompanying consolidated balance sheets of Lakes Gaming, Inc. (a Minnesota corporation) and Subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of earnings
(loss), comprehensive earnings (loss), shareholders' equity and cash flows for each of the three years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Gaming, Inc. and Subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States.

                                                   ARTHUR ANDERSEN LLP

Minneapolis, Minnesota,
January 25, 2002

                      LAKES GAMING, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)

                                                                2001       2000
                                                              --------   --------
                                     ASSETS

Current Assets:
  Cash and cash equivalents.................................  $ 42,638   $ 10,469
  Short-term investments....................................     2,027     32,477
  Current installments of notes receivable..................    28,273     16,679
  Accounts receivable, net..................................     3,601      2,373
  Deferred tax asset........................................     4,549     13,674
  Other current assets......................................     1,079        355
                                                              --------   --------
Total Current Assets........................................    82,167     76,027
                                                              --------   --------
Property and Equipment-Net..................................     7,524      1,414
                                                              --------   --------
Other Assets:
  Land held for development.................................    16,038     58,671
  Notes receivable-less current installments................    67,525     35,337
  Cash and cash equivalents-restricted......................     9,175     30,270
  Investments in and notes from unconsolidated affiliates...       839      3,209
  Interest receivable.......................................     6,147      2,028
  Other long-term assets....................................     7,527      5,853
                                                              --------   --------
Total Other Assets..........................................   107,251    135,368
                                                              --------   --------
TOTAL ASSETS................................................  $196,942   $212,809
                                                              ========   ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................  $    105   $     79
  Current maturities of long-term debt......................     1,325        525
  Current installments of capital lease obligations.........       123         --
  Income taxes payable......................................     3,906      5,479
  Litigation and claims accrual.............................     6,572     25,078
  Other accrued expenses....................................     3,341      4,521
                                                              --------   --------
Total Current Liabilities...................................    15,372     35,682
                                                              --------   --------
Long-term Liabilities:
  Long-term debt-less current maturities....................        --      1,325
  Capital lease obligations-less current installments.......     5,591         --
  Other long-term liabilities...............................       225         --
                                                              --------   --------
Total Long-Term Liabilities.................................     5,816      1,325
                                                              --------   --------
TOTAL LIABILITIES...........................................    21,188     37,007
                                                              --------   --------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
     10,638 common shares issued and outstanding at December
     30, 2001, and December 31, 2000........................       106        106
  Additional paid-in-capital................................   131,525    131,525
  Retained Earnings.........................................    44,183     44,504
  Accumulated other comprehensive loss......................       (60)      (333)
                                                              --------   --------
Total Shareholders' Equity..................................   175,754    175,802
                                                              --------   --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................  $196,942   $212,809
                                                              ========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                2001       2000      1999
                                                              --------   --------   -------
REVENUES:
  Management fee income.....................................  $ 34,854   $ 59,044   $54,716
COSTS AND EXPENSES
  Selling, general and administrative.......................    12,599      9,025     7,750
  Depreciation and amortization.............................     1,329      2,910     1,916
                                                              --------   --------   -------
     Total Costs and Expenses...............................    13,928     11,935     9,666
                                                              --------   --------   -------
EARNINGS FROM OPERATIONS....................................    20,926     47,109    45,050
                                                              --------   --------   -------
OTHER INCOME (EXPENSE):
  Interest income...........................................     6,297      7,943     7,580
  Interest expense..........................................      (170)       (97)      (98)
  Equity in loss of unconsolidated affiliates...............      (465)    (2,904)   (2,925)
  Loss on sale of land held for development.................   (25,781)        --        --
  Gain on sale of securities................................        --         61     1,264
  Provision for litigation loss.............................        --    (18,000)       --
  Write-down of unconsolidated affiliates...................      (666)    (5,522)       --
  Other.....................................................      (684)         2        21
                                                              --------   --------   -------
     Total other income (expense), net......................   (21,469)   (18,517)    5,842
                                                              --------   --------   -------
Earnings (loss) before income taxes.........................      (543)    28,592    50,892
Provision (benefit) for income taxes........................      (222)    12,915    22,065
                                                              --------   --------   -------
NET EARNINGS (LOSS).........................................  $   (321)  $ 15,677   $28,827
                                                              ========   ========   =======
BASIC EARNINGS (LOSS) PER SHARE.............................  $  (0.03)  $   1.47   $  2.72
                                                              ========   ========   =======
DILUTED EARNINGS (LOSS) PER SHARE...........................  $  (0.03)  $   1.47   $  2.67
                                                              ========   ========   =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................    10,638     10,635    10,600
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS..............        --          7       186
                                                              --------   --------   -------
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING......    10,638     10,642    10,786
                                                              ========   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                         YEARS ENDED DECEMBER 30, 2001,
                     DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)

                                                               2001      2000      1999
                                                              -------   -------   -------
NET EARNINGS (LOSS).........................................  $  (321)  $15,677   $28,827
OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) during the period....       (4)      181      (318)
     Reclassification adjustment for losses (gains) included
       in net earnings (loss)...............................      277       (36)     (796)
                                                              -------   -------   -------
COMPREHENSIVE EARNINGS (LOSS)...............................  $   (48)  $15,822   $27,713
                                                              =======   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)

                                                                           ACCUMULATED
                                                                              OTHER
                                 COMMON STOCK     ADDITIONAL              COMPREHENSIVE       TOTAL
                                ---------------    PAID-IN-    RETAINED     EARNINGS      SHAREHOLDERS'
                                SHARES   AMOUNT    CAPITAL     EARNINGS      (LOSS)          EQUITY
                                ------   ------   ----------   --------   -------------   -------------
Balance, January 3, 1999......  10,576    $106     $130,929    $    --       $   636        $131,671
  Issuance of stock on options
     exercised -- net.........      53      --          477         --            --             477
  Other comprehensive loss....      --      --           --         --        (1,114)         (1,114)
  Net earnings................      --      --           --     28,827            --          28,827
                                ------    ----     --------    -------       -------        --------
Balance, January 2, 2000......  10,629     106      131,406     28,827          (478)        159,861
  Issuance of stock on options
     exercised -- net.........       9      --           79         --            --              79
  Tax benefits from exercise
     of common stock
     options..................      --      --           40         --            --              40
  Other comprehensive
     earnings.................      --      --           --         --           145             145
  Net earnings................      --      --           --     15,677            --          15,677
                                ------    ----     --------    -------       -------        --------
Balance, December 31, 2000....  10,638     106      131,525     44,504          (333)        175,802
  Other comprehensive
     earnings.................      --      --           --         --           273             273
  Net loss....................      --      --           --       (321)           --            (321)
                                ------    ----     --------    -------       -------        --------
Balance, December 30, 2001....  10,638    $106     $131,525    $44,183       $   (60)       $175,754
                                ======    ====     ========    =======       =======        ========

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)

                                                                2001       2000       1999
                                                              --------   --------   --------
OPERATING ACTIVITIES:
  Net earnings (loss).......................................  $   (321)  $ 15,677   $ 28,827
  Adjustments to reconcile net earnings to net cash provided by operating activities:
    Depreciation and amortization...........................     1,329      2,910      1,916
    Loss (gain) on sale of securities.......................       277        (61)    (1,264)
    Impairment loss.........................................     3,360         --         --
    Equity in loss of unconsolidated affiliates.............       465      2,904      2,925
    Write down of assets held as investments................       666      5,522         --
    Loss on sale of land held for development...............    25,781         --         --
    Deferred income taxes...................................     9,192     (9,480)      (276)
    Provision for litigation loss...........................        --     18,000         --
    Changes in operating assets and liabilities:
      Accounts receivable...................................    (3,307)     3,240      9,604
      Income taxes..........................................    (1,573)      (906)    (4,638)
      Accounts payable......................................        26       (409)       488
      Accrued expenses......................................      (873)    (1,001)      (661)
      Other.................................................       (77)    (1,284)      (465)
                                                              --------   --------   --------
Net Cash Provided by Operating Activities...................    34,945     35,112     36,456
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Short-term investments, purchases.........................   (12,708)   (52,795)   (28,829)
  Short-term investments, sales/maturities..................    43,618     48,080        500
  Payments for land held for development....................   (13,616)    (3,858)   (22,949)
  Advances on notes receivable..............................   (29,482)   (37,402)   (12,406)
  Proceeds from repayment of notes receivable...............    16,660     18,038     11,950
  Investment in and notes receivable from unconsolidated
    affiliates..............................................     1,144     (2,917)    (8,035)
  Increase in restricted cash, net..........................    (2,974)   (18,121)    (7,157)
  Increase in other long-term assets........................    (3,567)       (92)    (2,539)
  Proceeds from sale of securities..........................        --         --        389
  Payments for property and equipment, net..................    (1,316)       (47)      (239)
                                                              --------   --------   --------
Net Cash Used in Investing Activities.......................    (2,241)   (49,114)   (69,315)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --         79        477
  Payments on long-term debt and capital lease
    obligations.............................................      (535)        --         --
                                                              --------   --------   --------
Net Cash Provided by (Used in) Financing Activities.........      (535)        79        477
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    32,169    (13,923)   (32,382)
Cash and cash equivalents -- beginning of period............    10,469     24,392     56,774
                                                              --------   --------   --------
Cash and cash equivalents -- end of period..................  $ 42,638   $ 10,469   $ 24,392
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest................................................  $    170   $     97   $     98
    Income taxes............................................     4,002     23,090     23,676
  Noncash investing and financing activities:
    Notes issued in exchange for property...................    30,826         --         --
    Restricted cash payment related to Stratosphere
     litigation settlement..................................   (18,000)        --         --
    Capital leased asset and obligation incurred related to
     office building........................................     5,724         --         --

  The accompanying notes are an integral part of these consolidated financial statements.

                      LAKES GAMING, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand Casinos"). Pursuant to the terms of a Distribution Agreement entered into between Grand Casinos and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand Casinos shareholders received .25 of one share of Lakes Common Stock for each share held in Grand Casinos.

     Immediately following the Distribution, Grand Casinos merged with a subsidiary of Park Place Entertainment Corporation, a Delaware corporation ("Park Place"), pursuant to which Grand Casinos became a wholly owned subsidiary of Park Place (the "Merger"), Grand Casinos shareholders received one share of Park Place common stock in the Merger for each share they held in Grand Casinos. The merger and distribution received all necessary shareholder and regulatory approvals and was completed on December 31, 1998. Grand Casinos obtained a ruling from the Internal Revenue Service (IRS) that the Distribution qualified as a tax-free transaction, solely with respect to Grand Casinos shareholders except to the extent that Grand Casinos shareholders received cash in lieu of fractional shares.

     During 2001, Lakes managed the largest casino resort in Louisiana and has entered into development and management agreements with four separate tribes for four new casino operations, one in Michigan, two in California, and one with the Nipmuc Nation on the east coast. The Company also has agreements for the development of a casino on Indian owned land in California through a joint venture.

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

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the year ended December 31, 2000 is approximately $16.0 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. This expiration will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations. As of December 30, 2001, the Company has no other management contracts from which it will derive revenues in 2002.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

                      LAKES GAMING, INC. AND SUBSIDIARIES
assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the reporting period, the most significant estimates relate to revenue recognition and realizability of notes receivable. Ultimate results could differ from those estimates.

  YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on December 30, 2001 (2001), December 31, 2000 (2000), and January 2, 2000 (1999).

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

     Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California. Additionally, as a result of its spin-off from Grand Casinos, Lakes received a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ, pursuant to which NHKQ would acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one-time write-down charge of $0.7 million before tax, during the second quarter of 2001. On December 31, 2000, Lakes wrote off the carrying value, in the amount of $5.5 million, of certain investments in unconsolidated affiliates. The investments include Fanball.com, Inc., a start-up internet provider of fantasy sports services, Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and Interactive Learning Group, Inc., a consumer products company.

  REVENUE AND EXPENSES

     Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts.

     The operating expenses of the Company include the costs associated with the management of all gaming operations for which the Company has a management contract. Such amounts represent the direct cost of providing assistance in the areas of casino operations, food and beverage operations, marketing and promotion, customer service, accounting, legal and other functions.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consist primarily of funds deposited as security to support Lakes' indemnification obligations to Grand Casinos under each of the Distribution Agreement and the Merger Agreement, and funds designated as collateral relating to land held for development. Cash and cash equivalents are stated at cost which approximates fair value.

  SHORT-TERM INVESTMENTS

     The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and has classified all of its investments (except restricted cash reserves) as available for sale, whereby investments are reported at fair value, with

                      LAKES GAMING, INC. AND SUBSIDIARIES
unrealized gains and losses reported as accumulated other comprehensive earnings
(loss), net of income taxes, in the accompanying consolidated statements of shareholders' equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

     Included in the table below are available-for-sale securities that do not have a single maturity date. These available-for-sale securities have maturities over five years and less than ten years based on the securities' final maturity dates. As of December 30, 2001 and December 31, 2000, the cost basis, fair value, and unrealized losses of the Company's investments consist of the following (in thousands):

                                                          COST     UNREALIZED    FAIR
                                                          BASIS      LOSSES      VALUE
                                                         -------   ----------   -------
2001
  Available-for-sale securities........................  $ 2,132      $105      $ 2,027
2000
  Available-for-sale securities........................  $33,042      $565      $32,477

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building....................................................    40 years
Leasehold improvements......................................    15 years
Furniture and equipment.....................................  3-10 years

     Property and Equipment consist of the following (in thousands):

                                                               2001      2000
                                                              -------   -------
Land........................................................  $ 1,224   $   875
Building under capital lease................................    5,768        --
Leasehold improvements......................................       --       376
Furniture and equipment.....................................    1,950     1,513
                                                              -------   -------
                                                                8,942     2,764
Less: Accumulated depreciation..............................   (1,418)   (1,350)
                                                              -------   -------
Property and equipment, net.................................  $ 7,524   $ 1,414
                                                              =======   =======

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

  LAND HELD FOR DEVELOPMENT

     At December 30, 2001, land held for development consists of amounts related to an approximate 3.4 acre site in Las Vegas, Nevada, which the Company owns. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. As a result of these negotiations, it is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no

                      LAKES GAMING, INC. AND SUBSIDIARIES
additional material contributions of cash or property to the project. Lakes wrote down the Shark Club site to the $16.0 million market value from $19.4 million during 2001. As a result of this write-down, the Company incurred a pre-tax operating write-down of approximately $3.4 million, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of loss. On December 28, 2001, the Company sold the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this sale, Lakes sold to Metroflag BP, LLC, rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The sale price for this combined transaction was approximately $30.9 million.

     Terms of the transaction include a $1.0 million down payment, a note to Lakes in the amount of $23.3 million payable on September 30, 2002, and a second non-interest bearing note payable to Lakes in the amount of $7.5 million due on June 30, 2004. Lakes' collateral for the two notes is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties. Further, the option to purchase the adjacent Cable property for $39.1 million was allowed to lapse during 2001. As a result of these transactions, a pre-tax loss on sale of land held for development and pre-tax write-off related to the lapsed option on the Cable property in the amount of $25.8 million is included in the accompanying consolidated statement of loss for the twelve months ended December 30, 2001.

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

  INTEREST INCOME

     Interest income represents interest on the notes receivable from Indian tribes and interest on cash, cash equivalents and short-term investments. Interest on the notes receivable is recorded as earned based on contractual rates of interest. Realizability of accrued interest on notes receivable is contingent upon the opening of the related casinos. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through December 30, 2001. Interest on cash, cash equivalents and short-term investments reflects interest income realized from investments in savings and money market accounts and other short-term liquid investments.

  EARNINGS PER SHARE

     For all periods, basic earnings per share (EPS) is calculated by dividing earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the potential dilutive effect of all common stock equivalents outstanding by dividing net earnings (loss) by the weighted average of all common and dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 2,486,343 and 867,268 in 2001 and 2000, respectively, were not included in the computation of diluted earnings
(loss) per share because to do so would have been anti-dilutive for the periods presented.

                      LAKES GAMING, INC. AND SUBSIDIARIES

  CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Pokagon Band of Potawatomi Indians, Metroflag Polo, LLC, and the Shingle Springs Band of Miwok Indians.

  ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and for hedging activities. Implementation of SFAS 133 was required as of the beginning of fiscal year 2001 and had no material effect on the Company's financial position or results of operations.

  RECLASSIFICATIONS

     Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

2.  MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS:

     The Company held a management contract with the Coushatta Tribe of Louisiana for a gaming facility in Kinder, Louisiana, that expired on January 16, 2002, which is seven years from the date the casino opened, and was not renewed. Substantially, all of the Company's revenues were derived from this contract during 2001. This expiration will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's results of operations.

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire June 3, 2001.

     The early buyout of the contract was provided in the original seven-year management agreement and the Company received full value for all contracted obligations by the Tunica-Biloxi Tribe of Louisiana. Under the early buyout agreement, the Company was compensated for the management fees, discounted to present value, the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date. 2000 results include $19.8 million in revenues from the management contract for Grand Casino Avoyelles, including $16.0 million related to the early buy-out of the agreement. The Company's revenues and earnings will not include contribution from this operation going forward.

     The management contracts govern the relationship between the Company and the tribes with respect to the construction and management of the casinos. The construction or remodeling portion of the agreements commenced with the signing of the respective contracts and continued until the casinos opened for business; thereafter, the management portion of the respective management contracts continues for a period up to seven years. Under the terms of the contracts, the Company, as manager of the casino, receives a percentage of the distributable profits (as defined in the contract) of the operations as a management fee after payment of certain priority distributions, a cash contingency reserve, and guaranteed minimum payments to the Tribes.

                      LAKES GAMING, INC. AND SUBSIDIARIES

3.  NOTES RECEIVABLE

                                                      DECEMBER 30, 2001   DECEMBER 31, 2000
                                                      -----------------   -----------------
Notes receivable consist of the following (in
  thousands):
Notes from the Pokagon Band of Potawatomi Indians
  with variable interest rates, (not to exceed 10%),
  (5.75% at December 30, 2001), receivable in 60
  monthly installments subsequent to commencement
  date..............................................      $ 35,236            $ 21,918
Note from Metroflag Polo, LLC, with variable
  interest rates (5.00% at December 30, 2001),
  receivable in monthly installments of interest
  only through September 30, 2002, at which time
  principal is due..................................        23,706                  --
Notes from the Shingle Springs Band of Miwok Indians
  with variable interest rates (6.75% at December
  30, 2001), receivable in 12 monthly installments
  subsequent to commencement date...................        12,373               5,554
Notes from the Jamul Indian Village with variable
  interest rates (6.75% at December 30, 2001),
  receivable in 12 monthly installments subsequent
  to commencement date..............................         7,554               3,372
Note from Metroflag BP, LLC, non-interest bearing
  with an implicit interest rate of 5.0%, receivable
  in full on June 28, 2004..........................         7,120                  --
Notes from ViatiCare Financial Services, LLC, with a
  fixed interest rate of 8.25% at December 30, 2001,
  receivable in full on December 31, 2002...........         4,000               3,740
Notes from the Coushatta Tribe with variable
  interest rates (5.75% at December 30, 2001),
  receivable in 84 monthly installments through
  January 2002......................................            67              12,227
Other...............................................         5,742               5,205
                                                          --------            --------
Total notes receivable..............................        95,798              52,016
Less -- current installments of notes receivable....       (28,273)            (16,679)
                                                          --------            --------
Notes receivable, less current installments.........      $ 67,525            $ 35,337
                                                          ========            ========

     The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 30, 2001, no amounts have been withheld under these provisions.

     The terms of Lakes' current management contracts provide that such contracts may be terminated under circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by a tribe of its buy-out option. Without the realization of new business opportunities or new management contracts, management contract terminations could have a material adverse effect on Lakes' results of operations and financial conditions.

                      LAKES GAMING, INC. AND SUBSIDIARIES

     The notes receivable from Metroflag Polo, LLC and Metroflag BP, LLC relate to the sale of the Polo Plaza property in Las Vegas, Nevada and to the sale of rights to the adjacent Travelodge property consisting of a long-term land lease and motel operation. Lakes' collateral for the two notes is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag.

     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through December 30, 2001.

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

4.  INCOME TAXES

     The provision (benefit) for income taxes attributable to earnings for 2001, 2000 and 1999 consisted of the following (in thousands):

                                                                  YEARS ENDED
                                                          ---------------------------
                                                           2001      2000      1999
                                                          -------   -------   -------
Current:
  Federal...............................................  $(7,233)  $17,602   $17,649
  State.................................................   (2,181)    4,793     4,692
                                                          -------   -------   -------
                                                           (9,414)   22,395    22,341
Deferred................................................    9,192    (9,480)     (276)
                                                          -------   -------   -------
                                                          $  (222)  $12,915   $22,065
                                                          =======   =======   =======

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings before income taxes for 2001, 2000, and 1999 are summarized as follows:

                                                                   YEARS ENDED
                                                              ---------------------
                                                              2001     2000    1999
                                                              -----    ----    ----
Statutory federal tax rate..................................  (35.0)%  35.0%   35.0%
State income taxes, net of federal income taxes.............   68.6     6.0     6.0
Other, net..................................................  (74.6)    4.0     2.4
                                                              -----    ----    ----
                                                              (41.0)%  45.0%   43.4%
                                                              =====    ====    ====

                      LAKES GAMING, INC. AND SUBSIDIARIES

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                            2001     2000      1999
                                                           ------   -------   -------
Current deferred tax asset:
  Accruals, reserves and other...........................  $4,549   $13,674   $ 6,301
                                                           ======   =======   =======
Non-current deferred taxes:
  Unrealized investment losses (gains)...................   1,489     2,670     1,815
  Capitalized interest...................................    (434)   (1,737)   (1,737)
  Development cost amortization..........................      98       (35)     (784)
  Other..................................................     101       423       (80)
                                                           ------   -------   -------
Net non-current deferred tax asset (liability)...........  $1,254   $ 1,321   $  (786)
                                                           ======   =======   =======

     Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12.0 million to Lakes.

5.  LONG-TERM DEBT

     The Company has two notes payable with third parties. The first is collateralized by certificates of deposit, with $1.0 million outstanding at December 30, 2001 and December 31, 2000. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. The second is collateralized by property with $0.4 million outstanding at December 30, 2001. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due October 9, 2002.

6.  CAPITAL LEASE OBLIGATIONS

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001.

7.  STOCK OPTIONS

     Grand Casinos had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand Casinos' common stock were granted to officers, directors, and employees.

     Upon the consummation of the Distribution, the holders of outstanding Grand Casinos stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Park Place common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Park Place to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand Casinos on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand Casinos on December 31, 1998. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved

                      LAKES GAMING, INC. AND SUBSIDIARIES
to grant up to an aggregate of 2.5 million shares and 0.2 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

     Information with respect to the stock option plans is summarized as follows:

                                                            NUMBER OF COMMON SHARES
                                                 ---------------------------------------------
                                                    LAKES
                                                   OPTIONS     AVAILABLE FOR    OPTION PRICE
                                                 OUTSTANDING       GRANT       RANGE PER SHARE
                                                 -----------   -------------   ---------------
Balance at January 3, 1999.....................   1,054,846             --      $(3.13-33.11)
  Additional Shares Authorized.................          --      2,700,000                --
  Granted......................................   1,845,000     (1,845,000)      (8.38-10.81)
  Canceled.....................................    (527,526)       527,526       (7.42-33.11)
  Exercised....................................     (52,467)            --       (3.13-11.34)
                                                  ---------     ----------      ------------
Balance at January 2, 2000.....................   2,319,853      1,382,526      $(7.42-17.72)
  Granted......................................     105,500       (105,500)      (7.88- 8.88)
  Canceled.....................................     (85,080)        85,080       (8.33-16.10)
  Exercised....................................      (9,555)            --       (8.33- 8.33)
                                                  ---------     ----------      ------------
Balance at December 31, 2000...................   2,330,718      1,362,106      $(7.42-17.72)
  Granted......................................     167,000       (167,000)      (5.24- 7.75)
  Granted......................................      20,000        (20,000)            (9.88)
  Canceled.....................................     (31,375)        31,375       (8.38-11.34)
  Exercised....................................          --             --                --
                                                  ---------     ----------      ------------
Balance at December 30, 2001...................   2,486,343      1,206,481      $(5.24-17.72)
                                                  =========     ==========
Exercisable at December 30, 2001...............   1,419,343                     $(7.42-17.72)
                                                  =========                     ============

     The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been as follows (in thousands):

                                                            2001     2000      1999
                                                           ------   -------   -------
Net earnings (loss):
  As reported............................................  $ (321)  $15,677   $28,827
  Pro forma..............................................    (346)   15,644    28,431
Net earnings (loss) per share:
  As reported -- Basic...................................  $(0.03)  $  1.47   $  2.72
  Pro forma -- Basic.....................................   (0.03)     1.47      2.68
  As reported -- Diluted.................................   (0.03)     1.47      2.67
  Pro forma -- Diluted...................................   (0.03)     1.47      2.64

     The SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, thus the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each award under the option plans is estimated on the date of grant using the

                      LAKES GAMING, INC. AND SUBSIDIARIES

Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

                                                  2001          2000          1999
                                               -----------   -----------   -----------
Risk-free interest rate......................   5.21-5.68%    6.45-6.92%    5.20-6.50%
Expected life................................     10 years      10 years      10 years
Expected volatility..........................    .394-.515     .453-.538     .452-.485
Expected dividend yield......................           --            --            --
Weighted average fair value..................        $5.07         $5.82         $5.69

8.  EMPLOYEE RETIREMENT PLAN

     Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees' gross wages. The Company contributed $.10 million, $.09 million, and $.03 million during 2001, 2000, and 1999, respectively. Company contributions are vested over a period of five years.

9.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     During 2001 the Company leased certain property and equipment, including the corporate office building and an airplane, under non-cancelable operating leases. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $1.2 million, $1.4 million, and $1.3 million for 2001, 2000 and 1999, respectively.

     In January 2002, the Company purchased the corporate office building; therefore, no rent payments will be due going forward related to the building. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments due under this lease as of December 30, 2001, considering both one-year renewals are taken are as follows (in thousands):

2002........................................................  $  600
2003........................................................     600
2004........................................................     600
2005........................................................     200
                                                              ------
                                                              $2,000
                                                              ======

  PURCHASE OPTIONS

     The Company has the right to purchase the airplane it leases during the base lease term and any renewal term for approximately $8 million.

     During 2001, the Company sold its rights to the Travelodge property in Las Vegas, Nevada, including its option to purchase the Travelodge property. During 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse.

                      LAKES GAMING, INC. AND SUBSIDIARIES

  LOAN GUARANTY AGREEMENTS

     On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The loan term is approximately five years. As of December 30, 2001 and December 31, 2000, the amounts outstanding were $6.8 million and $13.0 million, respectively. Lakes was released from this guaranty agreement at the conclusion of the management agreement on January 16, 2002.

  INDEMNIFICATION AGREEMENT

     As a part of the Transaction, the Company has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments.

     As security to support Lakes' indemnification obligations to Grand Casinos under each of the Grand Casinos Distribution Agreement and the Park Place Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place, an aggregate of $30.0 million, to cover various commitments and contingencies related to or arising out of, Grand Casinos' non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Transaction. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18.0 million in an escrow account in partial satisfaction of the indemnification obligation. Such amounts are included as restricted cash on the accompanying balance sheets as of December 31, 2000 and January 2, 2000. As the $18.0 million was paid out during 2001, the remaining $7.5 million is included as restricted cash on the accompanying balance sheet as of December 30, 2001.

     As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

     The following summaries describe certain known legal proceedings to which Grand Casinos is a party which Lakes has assumed, or with respect to which Lakes has agreed to indemnify Grand Casinos, in connection with the Distribution.

  SLOT MACHINE LITIGATION

     In April 1994, William H. Poulos brought an action in the U.S. District Court for the Middle District of Florida, Orlando Division -- William H. Poulos, et al v. Caesars World, Inc. et al -- Case No. 39-478-CIV-ORL-22 -- in which various parties (including Grand Casinos) alleged to operate casinos or be slot machine manufacturers were named as defendants. The plaintiff sought to have the action certified as a class action.

     A subsequently filed Action -- William Ahearn, et al v. Caesars World, Inc. et al -- Case No. 94-532-CIV-ORL-22 -- made similar allegations and was consolidated with the Poulos action.

     Both actions included claims under the federal Racketeering-Influenced and Corrupt Organizations Act and under state law, and sought compensatory and punitive damages. The plaintiffs claimed that the defendants are involved in a scheme to induce people to play electronic video poker and slot machines based

                      LAKES GAMING, INC. AND SUBSIDIARIES
on false beliefs regarding how such machines operate and the extent to which a player is likely to win on any given play.

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

     In March 1997, various defendants (including Grand Casinos) filed motions to dismiss or stay the consolidated action until the plaintiffs submitted their claims to gaming authorities and those authorities considered the claims submitted by the plaintiffs.

     In December 1997, the court denied all of the motions submitted by the defendants, and ordered the plaintiffs to file a new consolidated and amended complaint. That complaint has been filed. Grand Casinos has filed its answer to the new complaint. The plaintiffs have filed a motion seeking an order certifying the action as a class action. Grand Casinos and certain of the defendants have opposed the motion. The Court has not ruled on the motion.

  STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant.

     The complaint alleges that Grand Casinos failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand Casinos in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint seeks an order compelling specific performance of what the Trustee claims are Grand Casinos' obligations under the Standby Equity Commitment.

     The Stratosphere Trustee filed the complaint in its alleged capacity as a third party beneficiary under the Standby Equity Commitment. Pursuant to the Second Amended Plan, a new limited liability company (the "Stratosphere LLC") was formed to pursue certain alleged claims and causes of action that Stratosphere and other parties may have against numerous third parties, including Grand Casinos and/or officers and/or directors of Grand Casinos. The Stratosphere LLC has been substituted for IBJ Schroeder Bank & Trust Company, Inc. in this proceeding.

     In August 2000, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. On April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit and filed its opening brief on November 23, 2001. Grand Casinos filed its answering brief on January 11, 2002. The plaintiff filed its reply brief on February 8, 2002, and the parties are awaiting the Ninth Circuit's scheduling of the matter for oral argument.

                      LAKES GAMING, INC. AND SUBSIDIARIES

  STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand Casinos and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand Casinos ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) Grand Casinos as management fees and for costs and expenses under a management agreement between Stratosphere and Grand Casinos, and (ii) Grand Media for electronic equipment purchased by Stratosphere from Grand Media.

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

     In May 1998, Grand Casinos responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is now complete and the matter is scheduled for trial on May 2, 2002.

  OTHER LITIGATION

     The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheets.

     Grand Casinos and Lakes are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon Grand Casinos' or the Company's consolidated financial position or results of operations.

10.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year ended December 30, 2001 (in thousands, except per share amounts):

                                                    FIRST    SECOND     THIRD     FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER
                                                   -------   -------   -------   --------
Net revenues.....................................  $9,223    $9,599    $8,664    $  7,368
Earnings from operations.........................   6,312     6,330     5,800       2,484
Net earnings (loss)..............................   4,717     4,180     4,143     (13,361)
Earnings (loss) per share:
  Basic..........................................  $  .44    $  .39    $  .39       (1.25)
  Diluted........................................     .44       .39       .39       (1.25)

     Year ended December 31, 2000 (in thousands, except per share amounts):

                                                   FIRST    SECOND     THIRD    FOURTH
                                                  QUARTER   QUARTER   QUARTER   QUARTER
                                                  -------   -------   -------   -------
Net revenues....................................  $31,053   $10,655   $10,684   $6,652
Earnings from operations........................   27,078     7,580     7,708    4,743
Net Earnings (loss).............................   16,115    (5,311)    4,976     (103)
Earnings (loss) per share:
  Basic.........................................  $  1.52   $  (.50)  $   .47   $ (.02)
  Diluted.......................................     1.52      (.50)      .46     (.02)

                      LAKES GAMING, INC. AND SUBSIDIARIES

11.  SUBSEQUENT EVENTS (UNAUDITED)

     On January 2, 2002, the Company completed the purchase of its corporate office building in Minnetonka, Minnesota for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

     On March 1, 2002, the Company announced it had signed a letter of intent with respect to an investment in a joint venture with Steven Lipscomb, an experienced producer of televised poker tournaments. The purpose of this joint venture would be to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The terms of this investment would require Lakes to make an investment of $100,000 for an approximate 78% ownership position in the joint venture. Lakes would also be required to lend up to $3.2 million to the joint venture as needed. The joint venture would issue a note to Lakes at 6.2% interest per annum with principal payable at the end of three years. The Lakes' note would be secured by a blanket security interest in all assets of the joint venture. If certain predetermined goals are not achieved by the joint venture, Lakes would have the right to stop advances on the note. If Lakes were to elect to stop funding the joint venture, all outstanding principal amounts would be due one year from the date Lakes stopped funding.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   24
Consolidated Balance Sheets as of December 30, 2001 and
  December 31, 2000.........................................   25
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 30, 2001, December 31, 2000 and
  January 2, 2000...........................................   26
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 30, 2001, December 31,
  2000 and January 2, 2000..................................   27
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 30, 2001, December 31, 2000
  and January 2, 2000.......................................   28
Consolidated Statements of Cash Flows for the fiscal years
  ended December 30, 2001, December 31, 2000 and January 2,
  2000......................................................   29
Notes to Consolidated Financial Statements..................   30

---------------

     (a)(2) None.

     (a)(3)

EXHIBITS   DESCRIPTION
--------   -----------
   2.1     Agreement and Plan of Merger by and among Hilton, Park Place
           Entertainment Corporation, Gaming Acquisition Corporation,
           Lakes Gaming, Inc. and Grand Casinos, Inc. dated as of June
           30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes' Form 10 Registration Statement as filed with the
           Securities and Exchange Commission (the "Commission") on
           October 23, 1998.) (the "Lakes Form 10")

EXHIBITS   DESCRIPTION
--------   -----------
   3.1     Articles of Incorporation of Lakes Gaming, Inc.
           (Incorporated herein by reference to Exhibit 3.1 to the
           Lakes Form 10.)
   3.2     By-laws of Lakes Gaming, Inc. (Incorporated herein by
           reference to Exhibit 3.2 to the Lakes Form 10.)
  10.1     Distribution Agreement by and between Grand Casinos, Inc.
           and Lakes Gaming, Inc., dated as of December 31, 1998.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Form 8-K dated January 8, 1999.)
  10.2     Employee Benefits and Other Employment Matters Allocation
           Agreement by and between Grand Casinos, Inc. and Lakes
           Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated
           January 8, 1999.)
  10.3     Intellectual Property License Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Form 8-K dated January 8, 1999.)
  10.4     Tax Allocation and Indemnity Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Form 8-K dated January 8, 1999.)
  10.5     Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
           Gaming, Inc., and First Union National Bank as Escrow Agent,
           dated as of December 31, 1998. (Incorporated herein by
           reference to Exhibit 10.4 to Lakes' Form 8-K dated January
           8, 1999.)
  10.6     Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
           First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
           26, 1999).
  10.7     Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and
           First Union National Bank (the "Trustee") pursuant to the
           Trust Agreement executed in favor of Grand Casinos, Inc.
           (the "Secured Party"). (Incorporated herein by reference to
           Exhibit 10.8 to Lakes' Form 10-K dated March 26, 1999.)
  10.8     Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan.
           (Incorporated herein by reference to Annex G to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.) *
  10.9     Lakes Gaming, Inc. 1998 Director Stock Option Plan.
           (Incorporated herein by reference to Annex H to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.) *
  10.10    Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
           (Incorporated herein by reference to Exhibit 10.79 to
           Grand's Report on Form 10-K for the fiscal year ended
           December 28, 1997.)
  10.11    Non-competition Agreement made and entered into as of
           December 31, 1998, by and between Lyle Berman and Park Place
           Entertainment Corporation (f/k/a Gaming Co., Inc.) a
           Delaware corporation. (Incorporated herein by reference to
           Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)
  10.12    Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
  10.13    Management Agreement dated as of July 8, 1999, by and
           between the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.14    Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)

EXHIBITS   DESCRIPTION
--------   -----------
  10.15    Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
           Band of Potawatomi Indians and Lakes Gaming, Inc., a
           Minnesota corporation. (Incorporated herein by reference to
           Exhibit 10.64 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.16    Promissory Note (the "Transition Loan Note") dated as of
           July 8, 1999 by and among the Pokagon Band of Potawatomi
           Indians and Lakes Gaming, Inc., a Minnesota corporation.
           (Incorporated herein by reference to Exhibit 10.65 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
  10.17    Account Control Agreement dated as of July 8, 1999 by and
           among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.18    Pledge and Security Agreement dated as of July 8, 1999 by
           and among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.19    Memorandum of Agreement Regarding Gaming Development and
           Management Agreements dated as of the 15th day of February,
           2000 by and between the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
  10.20    Operating Agreement of Lakes Kean Argovitz
           Resorts -- California, LLC dated as of the 25th day of May,
           1999 by and between Lakes Jamul, Inc. and Kean Argovitz
           Resorts -- Jamul, LLC. (Incorporated herein by reference to
           Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.21    Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
  10.22    Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and
           Lakes Kean Argovitz Resorts -- California, LLC, a Delaware
           limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the
           fiscal year ended December 31, 2000.)
  10.23    Management Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
  10.24    Development Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
  10.25    Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota
           corporation and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.26    Operating Agreement of Lakes KAR -- Shingle Springs, LLC
           dated as of the 29th day of July, 1999 by Lakes Shingle
           Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
           LLC. (Incorporated herein by reference to Exhibit 10.75 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
  10.27    Assignment and Assumption Agreement between Kean Argovitz
           Resorts - Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June,
           1999. (Incorporated herein by reference to Exhibit 10.76 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)

EXHIBITS   DESCRIPTION
--------   -----------
  10.28    Assignment and Assumption Agreement and Consent to
           Assignment and Assumption, by and between Lakes Gaming,
           Inc., a Minnesota corporation, and Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.
           (Incorporated herein by reference to Exhibit 10.77 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
  10.29    Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota
           corporation, and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.30    Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company, and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.31    Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
  10.32    Joint Contribution Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
  10.33    Member Control Agreement of Metroplex-Lakes, LLC, by and
           between Grand Casinos Nevada I, Inc., Metroplex, LLC, and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
  10.34    Real Estate Option Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC
           dated as of April 25, 2000. (Incorporated herein by
           reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 2, 2000.)
  10.35    Amended and Restated Option Agreement by and between Martin
           J. Cable and Olga B. Cable, as Trustees of the Cable Family
           Trust and Grand Casinos Nevada I, Inc. dated as of June 1,
           2000. (Incorporated herein by reference to Exhibit 10.4 to
           Lakes' Report on Form 10-Q for the quarter ended July 2,
           2000.)
  10.36    Acquisition and Participation Agreement, dated as of August
           7, 2000, by and between MRD Gaming, LLC, a Nevada limited
           liability company, and Lakes Gaming and Resorts, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.37    First Amendment to Acquisition and Participation Agreement,
           dated as of October 12, 2000, by and between MRD Gaming,
           LLC, a Nevada limited liability company, and Lakes Gaming
           and Resorts, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.38    Member Control Agreement of Pacific Coast Gaming -- Corning,
           LLC. (Incorporated herein by reference to Exhibit 10.3 to
           Lakes' Report on Form 10-Q for the quarter ended October 1,
           2000.)
  10.39    Member Control Agreement of Pacific Coast Gaming -- Santa
           Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
           1, 2000.)
  10.40    Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Corning, LLC, a Minnesota
           limited liability company, and Lakes Corning, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.41    Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

EXHIBITS   DESCRIPTION
--------   -----------
  10.42    Assignment and Assumption Agreement, dated as of October 16,
           2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians.
           (Incorporated herein by reference to Exhibit 10.7 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.43    First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.8 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
  10.44    First Amended and Restated Management Agreement, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.9 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
  10.45    First Amended and Restated Lakes Note, dated as of October
           16, 2000, by and between the Pokagon Band of Potawatomi
           Indians and Great Lakes of Michigan, LLC, a Minnesota
           limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the
           quarter ended October 1, 2000.)
  10.46    First Amended and Restated Non-Gaming Land Acquisition Line
           of Credit, dated as of October 16, 2000, by and between the
           Pokagon Band of Potawatomi Indians and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.11 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.47    Amended and Restated Transition Loan Note, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes of Michigan, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.48    Amendment to Account Control Agreement, dated as of October
           16, 2000, by and among Great Lakes of Michigan, LLC, a
           Minnesota limited liability company, Lakes Gaming, Inc., a
           Minnesota corporation, the Pokagon Band of Potawatomi
           Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of
           Minnesota, N.A. (Incorporated herein by reference to Exhibit
           10.13 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
  10.49    Unlimited Guaranty, dated as of October 16, 2000, from Lakes
           Gaming, Inc., a Minnesota corporation, and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company, to the
           Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.50    Amendment to Pledge and Security Agreement, dated as of
           October 16, 2000, by and among the Great Lakes of Michigan,
           LLC, a Minnesota limited liability company, Lakes Gaming,
           Inc., a Minnesota corporation, and the Pokagon Band of
           Potawatomi Indians. (Incorporated herein by reference to
           Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
  10.51    Gaming Development Agreement for Class III Gaming Facility
           by and between The Nipmuc Nation and Lakes Nipmuc, LLC,
           dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the
           quarter ended July 1, 2001.)
  10.52    Management Agreement for Class III Gaming Enterprise by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of
           July 5, 2001. (Incorporated herein by reference to Exhibit
           10.2 to lakes' Report on Form 10-Q for the quarter ended
           July 1, 2001.)
  10.53    Interim Promissory Note, dated as of July 5, 2001, by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC.
           (Incorporated herein by reference to Exhibit 10.3 to Lakes'
           Report on Form 10-Q for the quarter ended July 1, 2001.)
  10.54    Security Agreement by and between The Nipmuc Nation and
           Lakes Nipmuc, LLC, dated July 5, 2001. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 1, 2001.)
  10.55    Guaranty Agreement by Lakes Gaming, Inc. and agreed to by
           The Nipmuc Nation, dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form
           10-Q for the quarter ended July 1, 2001.)

EXHIBITS   DESCRIPTION
--------   -----------
  10.56    Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.
  10.57    Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation.
  10.58    Deed of Trust, Assignment of Leases and Rents and Security
           Agreement, dated December 28, 2001, by and among Metroflag
           Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and
           Grand Casinos Nevada I, Inc. as beneficiary.
  10.59    Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.
  10.60    Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota
           corporation.
  10.61    Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation.
  10.62    Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001, by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as
           beneficiaries.
  10.63    Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001 by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary.
  21       Subsidiaries of the Company.
  23       Consent of Independent Public Accountants Dated March 25,
           2002.
  99       Letter regarding Arthur Andersen LLP.

---------------

* Management Compensatory Plan or Arrangement

(b) Reports on Form 8-K.

          (i) A Form 8-K, Item 5. Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 2, 2002.

          (ii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on February 4, 2002.

          (iii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on March 1, 2002.

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

                                          LAKES GAMING, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN
                                            ------------------------------------
                                            Name: Lyle Berman
                                            Title:   Chairman of the Board and
                                                Chief Executive Officer

Dated as of March 28, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.

                       NAME                                                TITLE
                       ----                                                -----

                 /s/ LYLE BERMAN                     Chairman of the Board and Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                   Lyle Berman


               /s/ TIMOTHY J. COPE                    Chief Financial Officer and Director (Principal
 ------------------------------------------------            Financial and Accounting Officer)
                 Timothy J. Cope


               /s/ MORRIS GOLDFARB                                        Director
 ------------------------------------------------
                 Morris Goldfarb


                /s/ RONALD KRAMER                                         Director
 ------------------------------------------------
                  Ronald Kramer


                 /s/ NEIL I. SELL                                         Director
 ------------------------------------------------
                   Neil I. Sell

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

                                          LAKES GAMING, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN
                                            ------------------------------------
                                            Name: Lyle Berman
                                            Title:   Chairman of the Board and
                                                Chief Executive Officer

Dated as of March 28, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 28, 2002.

                       NAME                                                TITLE
                       ----                                                -----

                                                     Chairman of the Board and Chief Executive Officer
 ------------------------------------------------              (Principal Executive Officer)
                   Lyle Berman


                                                      Chief Financial Officer and Director (Principal
 ------------------------------------------------            Financial and Accounting Officer)
                 Timothy J. Cope


                                                                          Director
 ------------------------------------------------
                 Morris Goldfarb


                                                                          Director
 ------------------------------------------------
                  Ronald Kramer


                                                                          Director
 ------------------------------------------------
                   Neil I. Sell