Form 10-Q
period 2002-03-31
LAKES GAMING INC
filed 2002-05-14
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                                   (Mark One)

       X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    -------   SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ________________
                                   Commission File No. 1-12962


                               LAKES GAMING, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                 41-1913991
 ---------------------------------                  -------------------
   (State or other jurisdiction                      (I.R.S. Employer
 of incorporation or organization)                  Identification No.)

           130 Cheshire Lane
         Minnetonka, Minnesota                              55305
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)

                                 (952) 449-9092
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X    No
                                     ----      ----

As of May 9, 2002, there were 10,637,953 shares of Common Stock, $0.01 par value per share, outstanding.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                    PAGE OF
                                                                                   FORM 10-Q
                                                                                   ---------
   PART I.     FINANCIAL INFORMATION

               ITEM 1.   FINANCIAL STATEMENTS

                         Consolidated Balance Sheets as of March 31, 2002              3
                         and December 30, 2001

                         Consolidated Statements of Earnings for the three             4
                         months ended March 31, 2002 and April 1, 2001

                         Consolidated Statements of Comprehensive Earnings             5
                         for the three months ended March 31, 2002 and
                         April 1, 2001

                         Consolidated Statements of Cash Flows for the three           6
                         months ended March 31, 2002 and April 1, 2001

                         Notes to Consolidated Financial Statements                    7

               ITEM 2.   MANAGEMENT'S DISCUSSION AND                                  13
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

               ITEM 3.   QUANTITATIVE AND QUALITATIVE                                 19
                         DISCLOSURES ABOUT MARKET RISK

   PART II.    OTHER INFORMATION

               ITEM 1.   LEGAL PROCEEDINGS                                            21

               ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             23

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                              MARCH 31, 2002     DECEMBER 30, 2001
-------------------------------------------------------------------------------------------------------------------
Assets
Current Assets:
    Cash and cash equivalents                                                        $34,962               $42,638
    Short-term investments                                                             2,016                 2,027
    Current installments of notes receivable                                          27,265                28,273
    Accounts receivable, net                                                              72                 3,601
    Deferred tax asset                                                                 4,553                 4,549
    Other current assets                                                               1,601                 1,079
-------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                  70,469                82,167
-------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                             8,257                 7,524
-------------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held for development                                                         16,051                16,038
    Notes receivable-less current installments                                        72,250                67,525
    Cash and cash equivalents-restricted                                               9,202                 9,175
    Investments in and notes from unconsolidated affiliates                              951                   839
    Interest receivable                                                                7,311                 6,147
    Other long-term assets                                                             7,736                 7,527
-------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                   113,501               107,251
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $192,227              $196,942
===================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                    $152                  $105
    Current maturities of long-term debt                                               1,325                 1,325
    Current installments of capital lease obligations                                      -                   123
    Income taxes payable                                                               4,244                 3,906
    Litigation and claims accrual                                                      6,309                 6,572
    Other accrued expenses                                                             3,671                 3,341
-------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             15,701                15,372
-------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Capital lease obligations-less current installments                                    -                 5,591
    Other long-term liabilities                                                          224                   225
-------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                              224                 5,816
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     15,925                21,188
-------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common shares issued and outstanding
    at March 31, 2002, and December 30, 2001                                             106                   106
    Additional paid-in-capital                                                       131,525               131,525
    Retained Earnings                                                                 44,739                44,183
    Accumulated other comprehensive loss                                                 (68)                  (60)
-------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                           176,302               175,754
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $192,227              $196,942
===================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                           ---------------------------------------------

                                                                  MARCH 31, 2002         APRIL 1, 2001

REVENUES:
     Management fee income                                            $     1,502           $     9,223

COSTS AND EXPENSES:
     Selling, general and administrative                                    2,099                 2,580
     Depreciation and amortization                                             99                   331
--------------------------------------------------------------------------------------------------------
         Total costs and expenses                                           2,198                 2,911
--------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                              (696)                6,312
--------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                        1,785                 1,816
     Interest expense                                                         (23)                  (24)
     Equity in loss of unconsolidated affiliates                             (123)                 (109)
--------------------------------------------------------------------------------------------------------
         Total other income, net                                            1,639                 1,683
--------------------------------------------------------------------------------------------------------

Earnings before income taxes                                                  943                 7,995
Provision for income taxes                                                    387                 3,278
--------------------------------------------------------------------------------------------------------


NET EARNINGS                                                          $       556           $     4,717
========================================================================================================

BASIC EARNINGS PER SHARE                                              $      0.05           $      0.44
========================================================================================================

DILUTED EARNINGS PER SHARE                                            $      0.05           $      0.44
========================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 10,638                10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                  2                   144
--------------------------------------------------------------------------------------------------------
Weighted Average Common and Diluted
  SHARES OUTSTANDING                                                       10,640                10,782
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

             LAKES GAMING, INC. AND SUBSIDIARIES
      Consolidated Statements of Comprehensive Earnings
                       (In thousands)


                                                                               (UNAUDITED)
                                                                           THREE MONTHS ENDED
                                                              -----------------------------------------

                                                                      MARCH 31, 2002      APRIL 1, 2001
                                                              -----------------------------------------


NET EARNINGS                                                                    $556            $4,717

OTHER COMPREHENSIVE INCOME, NET OF TAX:
      Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) during the period                     (8)               53
          Reclassification adjustment for losses included
             in net earnings                                                       -                67
                                                              -----------------------------------------

COMPREHENSIVE EARNINGS                                                          $548            $4,837
                                                              =========================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                 (UNAUDITED)
                                                                                             THREE MONTHS ENDED
                                                                                     ----------------------------------
                                                                                     MARCH 31, 2002       APRIL 1, 2001

OPERATING ACTIVITIES:
     Net earnings                                                                          $    556         $   4,717
     Adjustments to reconcile net earnings to net cash
       provided by operating activities:
      Depreciation and amortization                                                              99               331
      Equity in loss of unconsolidated affiliates                                               123               109
      Changes in operating assets and liabilities:
           Accounts receivable                                                                3,529            (4,708)
           Income taxes                                                                         338             2,902
           Accounts payable                                                                      47                63
           Accrued expenses                                                                      67              (974)
           Other                                                                               (127)           (1,441)
----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                     4,632               999
----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                            -            (5,208)
     Short-term investments, sales/maturities                                                     -            24,882
     Payments for land held for development                                                     (13)          (11,729)
     Payments for notes receivable                                                           (5,100)          (11,229)
     Proceeds from repayment of notes receivable                                              1,008             2,926
     Investment in and notes receivable from unconsolidated affiliates                         (160)             (303)
     Increase in restricted cash, net                                                           (27)           (2,803)
     Increase in other long-term assets                                                      (1,470)             (113)
     Payments for property and equipment, net                                                  (832)              (19)
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                        (6,594)           (3,596)
----------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                   (5,714)                -
----------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                        (5,714)                -
----------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                    (7,676)           (2,597)
Cash and cash equivalents - beginning of period                                              42,638            10,469
----------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                  $ 34,962         $   7,872
======================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                             $     25         $      24
      Income taxes                                                                                5             1,292

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

Lakes currently has development and management agreements with four separate tribes for four new casino operations, one in Michigan, two in California and one with the Nipmuc Nation on the east coast. The Company also has agreements for the development of one additional casino on Indian owned land in California through a joint venture. Each of these projects is currently in the development phase.

On March 1, 2002, the Company announced it had signed a letter of intent with respect to an investment in a joint venture with Steven Lipscomb, an experienced producer of televised poker tournaments. The purpose of this joint venture would be to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The terms of this investment would require Lakes to make an investment of $0.1 million for an approximate 78% ownership position in the joint venture. Lakes would also be required to lend up to $3.2 million to the joint venture as needed. The joint venture would issue a note to Lakes at 6.2% interest per annum with principal payable at the end of three years. The Lakes' note would be secured by a blanket security interest in all assets of the joint venture. If certain predetermined goals are not achieved by the joint venture, Lakes would have the right to stop advances on the note. If Lakes were to elect to stop funding the joint venture, all outstanding principal amounts would be due one year from the date Lakes stopped funding.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2001.

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

The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations. As of March 31, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




4.    NOTES RECEIVABLE

Notes receivable consist of the following (in thousands):

                                                          March 31, 2002      December 30, 2001
                                                          --------------      -----------------
Notes from the Pokagon Band of Potawatomi Indians with
variable interest rates (not to exceed 10%)
(5.75% at March 31, 2002), receivable in 60 monthly
installments subsequent to commencement date                  $37,035             $35,236

Notes from Metroflag Polo, LLC, with variable interest
rates (5.00% at March 31, 2002), receivable in monthly
installments of interest only through September 30,
2002, at which time principal is due                           23,265              23,706

Notes from the Shingle Springs Band of Miwok Indians
with variable interest rates (6.75% at March 31, 2002),
receivable in 48 monthly installments subsequent to
commencement date                                              13,428              12,373

Notes from Jamul Indian Village with variable interest
rates (6.75% at March 31, 2002), receivable in 48 monthly
installments subsequent to commencement date                    8,694               7,554

Note from Metroflag BP, LLC, non-interest bearing with
an implicit interest rate of 5.0%, receivable in full on
June 28, 2004                                                   6,620               7,120

Notes from ViatiCare Financial Services, LLC, with
a fixed interest rate of 8.25% at March 31, 2002 due
on demand                                                       4,000               4,000

Other                                                           6,473               5,809
                                                              -------             -------

Total notes receivable                                         99,515              95,798

Less - current installments of notes receivable               (27,265)            (28,273)
                                                              -------             -------

Notes receivable, less current installments                   $72,250             $67,525
                                                              =======             =======

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through March 31, 2002, no amounts have been withheld under these provisions.

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

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through March 31, 2002.

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

5.    CAPITAL LEASE OBLIGATIONS

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, the Company completed the purchase of its corporate office building for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



6.    COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases an airplane under a non-cancelable operating lease. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments, due under this lease as of March 31, 2002, considering both one-year renewals are exercised, are as follows (in thousands):


                                               Operating Leases
                                               ----------------
                      2002                          $    450
                      2003                               600
                      2004                               600
                      2005                               200
                                                    --------
                                                    $  1,850

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June, 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's consolidated balance sheet. As a result, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash on the accompanying consolidated balance sheets as of March 31, 2002 and December 30, 2001.

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

Lakes' historical revenues have been derived almost exclusively from management fees. During 2001, Lakes managed a land-based, Indian-owned casino, Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"). Pursuant to the Coushatta management contract, Lakes received a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Coushatta. The management contract expired January 16, 2002, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



REVENUE RECOGNITION: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, Lakes is not currently recognizing revenue related to Indian casino management.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 30, 2001.

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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED APRIL 1,
2001

Revenues

Total revenues were $1.5 million for the three months ended March 31, 2002 compared to $9.2 million for the same period in the prior year. Revenues for the quarter in both years were derived from fees related to the management of Grand Casino Coushatta. Revenue and earnings for the quarter were less than the same period last year primarily due to the expiration of the management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta on January 16, 2002. The Company's revenues and earnings will not include contributions from the Coushatta operation going forward. As of March 31, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Costs and Expenses

Total costs and expenses were $2.2 million for the three months ended March 31, 2002, compared to $2.9 million for the same period in the prior year. Selling, general and administrative expenses decreased from $2.6 million for the three months ended April 1, 2001 to $2.1 million for the three months ended March 31, 2002. This decrease is partially due to a decline in rent expense resulting from the purchase of the corporate office building in January 2002. Fewer costs relating to travel and payroll also contributed to the decline in selling, general and administrative expenses during the current year period.

Other

Interest income was $1.8 million for the three months ended March 31, 2002 and for the three months ended April 1, 2001. Equity in loss of unconsolidated affiliates remained constant at $0.1 million.

Earnings per Common Share and Net Earnings

For the three months ended March 31, 2002, basic and diluted earnings per common share were $0.05. This compares to basic and diluted earnings of $0.44 per common share, for the three months ended April 1, 2001. Earnings totaled $0.6 million for the three months ended March 31, 2002 compared to $4.7 million for the three months ended April 1, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above.

Outlook

Except for fees earned from the management of Grand Casino Coushatta through January 16, 2002, it is currently contemplated that there will be no additional operating revenues for the remainder of 2002. Although none of the existing casino development projects are expected to produce revenue in 2002, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. Currently, operating expenses are expected to remain consistent for the remainder of 2002. The Company's strong cash position is considered adequate to cover expected 2002 operating expenses.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At March 31, 2002, Lakes had $44.2 million in restricted and unrestricted cash and cash equivalents. The Company also had $2.0 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used to fund operating expenses and for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, the pursuit of additional business opportunities, and settlement of pending litigation matters.

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

For the three months ended March 31, 2002 and April 1, 2001, net cash provided by operating activities totaled $4.6 million and $1.0 million, respectively. A $4.2 million reduction in net earnings was more than offset by changes in accounts receivable, which increased by $4.7 million during the 2001 period and decreased by $3.5 million during the 2002 period. For the three months ended March 31, 2002 and April 1, 2001, net cash used in investing activities totaled $6.6 million and $3.6 million, respectively. Included in these investing activities for the three months ended March 31, 2002 and April 1, 2001, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $1.0 million and $2.9 million, respectively. Advances under notes receivable were $5.1 million and $11.2 million for the three months ended March 31, 2002 and April 1, 2001, respectively. There was a net decrease in short-term investments of $0 and $19.7 million for the three months ended March 31, 2002 and April 1, 2001, respectively.

Also during these periods, payments for land in Las Vegas, Nevada, held for development amounted to $.01 million and $11.7 million, respectively. Included in the payments for land held for development of $11.7 million during the three months ended April 1, 2001 was the purchase of the Shark Club property in Las Vegas, Nevada for approximately $10.1 million. The remaining decrease in payments made for land held for development from the prior year quarter to the current year quarter is the result of the sale of the Polo Plaza Shopping Center and Travelodge sites on December 28, 2001.

As a part of the agreements dated as of June 30, 1998, by and among Hilton Hotels Corporation, Park Place, Gaming Acquisition Corporation, Lakes and Grand, the Company has agreed to indemnify Grand Casinos, Inc. against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash on the accompanying consolidated balance sheets as of March 31, 2002 and December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

On December 28, 2001, the Company sold the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this sale, Lakes sold to Metroflag BP, LLC, rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The sale price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a note to Lakes in the amount of $23.3 million payable on September 30, 2002, and a second note payable to Lakes that is non-interest bearing in the amount of $7.5 million due on June 30, 2004. Lakes' collateral for the two notes is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. Certain of these conditions have not yet been satisfied as of May 14, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

In addition to the notes receivable from Metroflag, Lakes also has approximately $69.6 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 3 to the Consolidated Financial Statements.

Lakes continues to own the Shark Club property which is an approximate 3.4 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




Notes receivable from the Coushatta Tribe of Louisiana were $0.1 million at December 30, 2001. The outstanding balance was repaid at the conclusion of the management agreement on January 16, 2002. In addition, Lakes was previously the guarantor of a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, with a balance of $6.8 million outstanding at December 30, 2001. Lakes was released from the guaranty agreement on January 16, 2002.

On January 2, 2002, the Company completed the purchase of its corporate office building in Minnetonka, Minnesota for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

Obligations

The Company has two notes payable with third parties. The first is collateralized by certificates of deposit, with $1.0 million outstanding at March 31, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. The second is collateralized by property with $0.4 million outstanding at March 31, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 8.5%. The principal and any unpaid interest are due October 9, 2002.

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the agreement with Grand Casinos, Lakes purchased the building as discussed above.

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

These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes; possible impairment of notes receivable of Indian tribes held by Lakes, which represent a large portion of Lakes' assets; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2001.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)




The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2002, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. If interest rates rise or fall, the floating rate receivables may generate more or less interest income than what is currently recorded. As of March 31, 2002, Lakes had $66.2 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve-month period would be $4.1 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.7 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.7 million in interest income over the same twelve-month period.

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

In August 2000, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. On April 4, 2001, the Court entered judgment in favor of Grand and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit and filed its opening brief on November 23, 2001. Grand filed its answering brief on January 11, 2002 and the plaintiff filed its reply brief on February 8, 2002. The Ninth Circuit has scheduled oral argument for May 14, 2002.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)




Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law.

In May 1998, Grand responded to Stratosphere's complaint. That response denies that Stratosphere is entitled to recover the amounts described in the complaint. Discovery is now complete and both parties have filed motions for summary judgment. A hearing on both summary judgment motions is scheduled for May 22, 2002, and trial is scheduled for June 20, 2002.

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of March 31, 2002.

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


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits
      --------
        10.1     Purchase Agreement dated October 31, 2001 by and between Park Place
                 Entertainment Corp. and Lakes Gaming, Inc.

(b)   Reports on Form 8-K
      -------------------

        (i)    A Form 8-K, Item 5.  Other Events, was filed on January 2, 2002.

       (ii)    A Form 8-K, Item 5.  Other Events, was filed on February 4, 2002.

      (iii)    A Form 8-K, Item 5.  Other Events, was filed on March 1, 2002.

       (iv)    A Form 8-K, Item 5.  Other Events, was filed on April 19, 2002.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Dated:  May 14, 2002                     LAKES GAMING, INC.
                                         ------------------
                                         Registrant


                                         /s/ LYLE BERMAN
                                         --------------------------------------
                                         Lyle Berman
                                         Chairman of the Board,
                                         Chief Executive Officer and President


                                         /s/ TIMOTHY J. COPE
                                         --------------------------------------
                                         Timothy J. Cope
                                         Executive Vice President and
                                         Chief Financial Officer