Form 10-K/A
period 2001-12-30
LAKES ENTERTAINMENT INC
filed 2002-09-20
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

           Securities registered pursuant to Section 12(g) of the Act:

                                                  NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                   ON WHICH REGISTERED
            -------------------                   -------------------
        Common Stock, $0.01 par value            NASDAQ National Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A. [X]

     As of March 19, 2002, 10,637,953 shares of the Registrant's Common Stock were outstanding. The aggregate market value of the Common Stock held by nonaffiliates of the Registrant on such date, based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on March 19, 2002 was $64,575,854. For purposes of this computation, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on May 29, 2002 are incorporated by reference into Items 10 through 12, inclusive.

This amendment to Form 10-K is being filed to give effect to the restatement of the Company's financial statements for the years ended December 30, 2001 and December 31, 2000, as discussed in Note 13 to the Consolidated Financial Statements.

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

GENERAL

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes was formed in 1998 as the successor to the Indian gaming business of Grand Casinos, Inc. ("Grand Casinos"). Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin:

     o Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan.

     o Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento.

     o Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California.

     o Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has indicated that it will submit additional information for reconsideration.

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

     Lakes also held several parcels of commercial property in Las Vegas at the time of the spin-off from Grand Casinos. In December 2001, Lakes entered into a contract for sale for a large portion of this property, subject to certain post-closing conditions. Lakes continues to hold a portion of this property with the intention of developing it. See Item 2 - "Properties".

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

     The second business strategy has been to remove a number of uncertainties surrounding Lakes since the spin-off in 1998. Consistent with this part of the Lakes strategy, in 2000 Lakes entered into settlement agreements regarding several significant shareholder litigation matters, for which Lakes is required to indemnify Grand Casinos. Lakes paid a total of $18 million into escrow in 2000, and this amount was distributed to the shareholder groups during 2001. Lakes' indemnification obligations continue with respect to certain other litigation matters, and $7.5 million paid into an escrow account for the benefit of Grand Casinos is included as restricted cash on the accompanying balance sheet as of December 30, 2001. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Lakes has also addressed uncertainties relating to a portion of the land owned or controlled by the Company in Las Vegas. On December 28, 2001, the Company entered into a contract for sale for a portion of this site and certain property rights to two partnerships which are not affiliated with Lakes. The total sale price was approximately $30.9 million, including a $1.0 million down payment received in January 2002 and two promissory notes for the balance. If certain administrative post-closing conditions are not satisfied within six months after the closing or waived by the buyers, the buyers have the right to require Lakes to repurchase the properties. The post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. This transaction allowed the Company to monetize a portion of its investment in property on the Las Vegas strip. The sale will provide resources that are currently planned to be used in Lakes' primary business, which is Indian gaming. See Item 2 - "Properties".

     The other uncertainty facing Lakes relates to the proposed casino developments. At two of the California locations, the tribes need to resolve land issues related to their respective casino sites. At the third California location, access to the proposed casino site is subject to certain regulatory approvals. At the Michigan location, the Secretary of the Interior has accepted the land into trust, however, during the 30-day public comment period, a group called "Taxpayers of Michigan Against Casinos" filed a complaint to stop the U.S. Department of Interior from placing it into trust. The Department of Justice is defending this lawsuit on behalf of the Secretary of Interior. At the east coast location, the tribe is attempting to obtain federal recognition, but there is no assurance that federal recognition will be obtained. Additionally, the National Indian Gaming Commission ("NIGC") needs to approve Lakes' management contracts for each location. Lakes is actively working with the tribes to bring these issues to a successful conclusion.

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

     AGREEMENT FOR POSSIBLE CASINO DEVELOPMENT WITH MASSACHUSETTS TRIBE. On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the BIA in January 2001. However, in September 2001, that proposed positive finding was reversed by the BIA when it issued a negative finding relating to the Nipmuc Nation's request for federal recognition. The Nipmuc Nation has 180 days from the date of the negative finding to submit additional information for reconsideration. In addition, community groups will have an opportunity to submit comments and documentation. The tribe has indicated that it will submit additional information for reconsideration. If approval is received, the Nipmuc Nation would need to put land in trust and come to a gaming agreement with the state where the land is located before proceeding with any such enterprise.

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

                                  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K/A, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

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

     The political and regulatory environment in which Lakes is and will be operating, including with respect to gaming activities on Indian land, is discussed in greater detail in this Form 10-K/A under the caption "Regulation".

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

     Lakes anticipates that its reserves of cash, interest expected to be earned on those reserves, and its anticipated revenues will be sufficient to finance its operations. However, it is likely additional financing will be required to complete one or more of its casino projects as soon as regulatory approvals are received and construction can begin. There can be no assurance that Lakes will not seek or require additional capital at some point in the future through either public or private financings. Such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes' shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals, or might require Lakes to cease its operations entirely. Lakes' financial condition and resources are discussed in greater detail in Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations of Lakes - Capital Resources, Capital Spending and Liquidity").

     A LARGE PORTION OF LAKES' ASSETS ARE REPRESENTED BY NOTES RECEIVABLE FROM INDIAN TRIBES AND OTHER PARTIES WITH VARYING DEGREES OF COLLECTION RISK, AND WITH REPAYMENT OFTEN DEPENDENT ON THE OPERATING PERFORMANCE OF EACH GAMING PROPERTY. IMPAIRMENT OF ONE OR MORE OF THESE LOANS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON LAKES' FINANCIAL RESULTS.

     At December 30, 2001, Lakes had $53.3 million in notes receivable, which represented approximately 28% of its total assets. See Note 3 to the Consolidated Financial Statements. Most of the notes receivable are advances made to Indian tribes for financing related to gaming properties being developed, managed or financed by Lakes. Other notes receivable relate to other business ventures in which Lakes has participated. All of the notes are subject to varying degrees of collection risk and there is no established market for any of the notes. For the notes representing indebtedness of Indian tribes, the repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes.

     It is possible that one or more of the loans to Indian tribes will not be collectible, in whole or in part. Management periodically evaluates the recoverability of its notes receivable based on the current and projected operating results of the underlying facility or entity and historical collection experience. No impairment losses on such notes receivable have been recognized through December 30, 2001. If there are significant losses in the future relating to impairment of value of the notes, this could have a material adverse effect on Lakes' results of operations and financial condition. As Lakes' casino projects begin construction or Lakes enters into new business arrangements, Lakes expects to make additional advances to Indian tribes and other parties in the future, which will be subject to the risks described above.

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

ITEM 2. PROPERTIES

CORPORATE OFFICE FACILITY

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed a lease agreement dated February 1, 1996 covering corporate office space of approximately 65,000 square feet in Minnetonka, Minnesota, with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent was $768,300 plus building operating costs. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the terms of the agreement with Grand Casinos, Lakes purchased the building for $6.4 million. Lakes occupies approximately 22,000 square feet of the building and has leased the remaining space to outside tenants.

LAS VEGAS LAND

     The Company owned, or held purchase options for, approximately sixteen acres of land surrounding the corner of Harmon Avenue and Las Vegas Boulevard in Las Vegas, Nevada. On July 31, 2000, Lakes announced that it had formed a joint venture, Metroplex-Lakes LLC to develop the properties. On December 28, 2001, the Company entered into a contract for sale of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes also entered into a contract for sale to Metroflag BP, LLC, of the rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The price for this combined transaction, which closed on December 28, 2001, was approximately $30.9 million. The Company previously reported this transaction as a sale and previously recorded a loss on the sale of $22.1 million. This amount is now reported as an impairment of land held for development. Proceeds receivable from the buyers of $30.8 million were previously reported as Notes Receivable. This real estate is now reported at its adjusted carrying value in Land Held Under Contract for sale. The correction of this error had no impact on the previously reported loss or loss per share for the year ended December 30, 2001 or on shareholders' equity as of December 30, 2001. Terms of the transaction include a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay Lakes $23.3 million payable by December 29, 2002, and a second contractual commitment to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

     Lakes continues to own the Shark Club property which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project. Lakes has written down the Shark Club site to the estimated market value during the fourth quarter of 2001. Further, the option to purchase the adjacent Cable property for $39.1 million was allowed to lapse during 2001. As a result of these transactions, a pre-tax impairment of land held for development in the amount of $22.1 million and a pre-tax write-down of approximately $7.1 million was included in selling, general and administrative expenses in the accompanying consolidated statement of loss for the twelve months ended December 30, 2001.

ITEM 3. LEGAL PROCEEDINGS

     The following summaries describe certain known legal proceedings to which Grand Casinos is a party which Lakes has assumed, or with respect to which Lakes may have agreed to indemnify Grand Casinos, in connection with the Distribution.

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

     In August 2000, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. On April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit Court of Appeals on May 4, 2001, Case No. 01-15947. On August 13, 2002, the Ninth Circuit affirmed the prior ruling in favor of Grand.

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

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand Casinos responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lakes became a publicly held company effective December 31, 1998. The Common Stock began trading on the Nasdaq National Market under the symbol LACO on January 4, 1999.

     For the period from January 3, 2000 through December 30, 2001, the high and low sales prices per share of the Company's Common Stock are indicated below, as reported on the Nasdaq National Market:

                                         FIRST        SECOND         THIRD        FOURTH
                                        QUARTER       QUARTER       QUARTER       QUARTER
                                      -----------   -----------   -----------   -----------
Year Ended December 31, 2000:
     High                                $   9.50      $  10.13      $  10.63       $  9.38
     Low                                     7.50          6.63          8.50          7.13

Year Ended December 30, 2001:
     High                                $  10.63      $  10.25      $   8.49       $  7.00
     Low                                     8.25          5.00          4.95          5.08

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

ITEM 6. SELECTED FINANCIAL DATA

     The Selected Financial Data presented below should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Form 10-K/A, and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K/A.

                                                                       FISCAL YEARS ENDED OR AS OF:
                                          ------------------------------------------------------------------------------------
                                           DECEMBER 30,        DECEMBER 31,        JANUARY 2,      JANUARY 3,      DECEMBER 28,
                                              2001                 2000              2000            1999             1997
                                          -------------       -------------      -------------   -------------   -------------
                                          (RESTATED)(5)       (RESTATED)(5)
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue (1)                            $     35             $    59            $    55         $    92         $    79
  Total operating income (loss)                      (1)                 47                 45              76              70
  Net Earnings (loss)                                (3)(2)              14(3)              29              61              45
  Net Earnings (loss) per share --
     basic                                        (0.27)(2)            1.36(3)            2.72            5.80            4.32
  Net Earnings (loss) per share --
     diluted                                      (0.27)(2)            1.36(3)            2.67            5.71            4.20
OTHER OPERATING DATA:
  EBITDA (4)                                         22                  50                 47              78              71
BALANCE SHEET:
  Cash and cash
     equivalents - unrestricted                $     43             $    10            $    24         $    57         $    33
  Total assets                                      193                 212                184             161             132
  Total debt                                          7                   2                  2               1               1
  Shareholders' equity                              172                 175                160             132             119

----------

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

(2) Includes non-recurring, non-cash charges totaling $29.2 million related to the impairment and write-down of certain land held for development in Las Vegas, Nevada.

(3) Includes a non-recurring, non-cash $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and a $5.5 million charge for the write-off of unconsolidated affiliates.

     (4) EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. EBITDA excludes the $29.2 million charge related to the impairment and write-down of certain land held for development in Las Vegas, Nevada in 2001 and the $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and the $5.5 million write-off of unconsolidated affiliates in 2000. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended December 30, 2001, December 31, 2000, January 2, 2000, January 3, 1999 and December 28, 1997 totaled $1.0 million, $3.0 million, $2.0 million, $2.0 million, and $1.0 million, respectively.

(5)  See Footnote 13 to the consolidated financial statements included in Item
     8.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 13, the accompanying consolidated financial statements have been restated. The following Management's Discussion and Analysis reflects this restatement.

OVERVIEW

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, to the shareholders of Grand Casinos, Inc. ("Grand Casinos").

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand Casinos. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan. (2) Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California. (4) Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs
(BIA). The tribe has indicated that it will submit additional information for reconsideration. See Item 1 - "Business".

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

     REALIZABILITY OF NOTES RECEIVABLE: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 30, 2001, no amounts have been withheld under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. Interest income on notes receivable for Indian tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and generation of cash flow from the operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method.

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto for the years ended December 30, 2001, December 31, 2000 and January 2, 2000.

RESULTS OF OPERATIONS

     Revenues are calculated in accordance with accounting principles generally accepted in the United States of America and are presented in a manner consistent with industry practice. Net distributable profits are computed by the Indian casinos using a modified cash basis of accounting in accordance with the management contracts to calculate management fees. Under this modified cash basis of accounting prescribed by the management contracts, the write-off of capital equipment and leased assets for the casino operations is accelerated, which thereby impacts the timing of net distributable profits.

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

     Costs and Expenses. Total costs and expenses increased $24.1 million, to $36.0 million for the year ended December 30, 2001, from $11.9 million for the prior year. Selling, general and administrative expenses increased $25.6 million, to $34.6 million for the year ended December 30, 2001 from $9.0 million for the prior year. The increase primarily reflects the $22.1 million write-down of the Polo Plaza and Travelodge properties in Las Vegas and the $3.4 million write-down of the Shark Club property in Las Vegas to $16.0 million during 2001. The use of the Shark Club property is discussed below under "Capital Resources,

     Capital Spending and Liquidity". Depreciation and amortization expenses decreased $1.6 million, to $1.3 million for the year ending December 30, 2001 from $2.9 million for the prior year, due to the early buyout of the Avoyelles management contract in 2000.

     Taxes. Benefit for income taxes was $2.0 million for the year ended December 30, 2001, compared to a provision for income taxes of $12.1 million for the prior year. The effective tax rates for 2001 and 2000 were 41.0% and 45.0%, respectively.

     Other. Loss on land held for development was $3.7 million for the year ended December 30, 2001. This amount includes losses relating to the lapsed option on the Cable property adjacent to the Polo Plaza property in Las Vegas, Nevada. In the year ended December 31, 2000, there was a provision for litigation loss of $18.0 million. This amount relates to a settlement agreement reached in June 2000 regarding both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. The settlement agreement required Lakes to pay a total of $18.0 million, which has been reflected as a non-operating expense. This amount was paid into escrow and related accounts in July 2000 for full and final settlement for all federal and state related actions. Such amounts were included as restricted cash on the accompanying consolidated balance sheet as of December 31, 2000. The settlement agreement received final approval by the respective courts, and distributions have been made in accordance with the settlement agreement.

     In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ would acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one-time write-down charge, included as write-down of unconsolidated affiliates, of $0.7 million before tax, during 2001. For the 2000 year, the $5.5 million charge for the write-down of unconsolidated affiliates reflects the carrying value at December 31, 2000 for certain assets held as investments including securities in Fanball.com, Inc., Interactive Learning Group, Inc. and Trak 21 Development, LLC. Interest income decreased $3.9 million to $2.0 million for the fiscal year ended December 30, 2001 from $5.9 million for the prior year, primarily due to the payoff of notes receivable related to Grand Casino Avoyelles in 2000, as well as, a decline in market interest rates. Equity in loss of unconsolidated affiliates was $0.5 million and $2.9 million for the years ended December 30, 2001 and December 31, 2000, respectively, the current year decrease is the result of the write-off of investments in Fanball.com, Interactive Learning Group and Trak 21 at the end of 2000.

     Earnings (Loss) per Common Share and Net Earnings (Loss). For the fiscal year ended December 30, 2001 basic and diluted losses per common share were $0.27. This compares to basic and diluted earnings per common share of $1.36 for the fiscal year ended December 31, 2000. Earnings decreased from $14.5 million for the fiscal year ended December 31, 2000 to a loss of $2.9 million for the fiscal year ended December 30, 2001.

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

     Cost and Expenses. Total costs and expenses increased $2.3 million, to $11.9 million for the year ended December 31, 2000, from $9.7 million for the prior year. Selling, general and administrative expenses increased $1.3 million, to $9.0 million for the year ended December 31, 2000 from $7.8 million for the prior year. The increase primarily reflects development costs relating to new casino projects. Depreciation and amortization expenses increased $1.0 million, to $2.9 million for the year ending December 31, 2000 from $1.9 million for the prior year, due to increased amortization in the current year related to the early buyout of the Avoyelles management contract.

     Taxes. Provision for income taxes was $12.1 million for the year ended December 31, 2000, compared to $22.1 million for the prior year. The effective tax rates for 2000 and 1999 were 45.0% and 43.4%, respectively. The reconciliation of the statutory federal tax rate of 35.0%, to the Company's actual rate for each of the years is state income taxes, net of the federal income tax benefit of 6.0%, and permanent differences in book to tax income of 4.0% and 2.4% for 2000 and 1999, respectively.

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

     The $5.5 million charge for the write down of unconsolidated affiliates reflects the carrying value at December 31, 2000 for certain assets held as investments including securities in Fanball.com, Inc., Interactive Learning Group, Inc. and Trak 21 Development, LLC. Interest income decreased $1.7 million to $5.9 million for the fiscal year ended December 31, 2000 from $7.6 million for the prior year, primarily due to the early extinguishment of notes from the Avoyelles casino and decreased cash balances. Equity in loss of unconsolidated affiliates was $2.9 million for each of the years ended December 31, 2000 and January 2, 2000, due primarily to losses of Fanball.com, Interactive Learning Group and Trak 21 before these investments were written down in 2000.

     Earnings per Common Share and Net Earnings. For the fiscal year ended December 31, 2000 basic and diluted earnings per common share were $1.36. This compares to basic and diluted earnings per common share of $2.72 and $2.67, respectively, for the fiscal year ended January 2, 2000. Net earnings decreased from $28.8 million for the fiscal year ended January 2, 2000 to $14.5 million for the fiscal year ended December 31, 2000.

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

     For the years ended December 30, 2001, December 31, 2000 and January 2, 2000, net cash provided by operating activities totaled $30.7 million, $35.0 million and $36.5 million, respectively. For the same periods, net cash provided by (used in) investing activities totaled $2.0 million, ($49.0) million and ($69.3) million. Included in these investing activities for the years ended December 30, 2001, December 31, 2000 and January 2, 2000 are proceeds primarily from repayment of notes receivable from Indian-owned casinos of $16.7 million, $18.0 million and $12.0 million, respectively. Also, during these periods, payments for land held for development amounted to $22.5 million, $7.6 million and $22.9 million, respectively.

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

     As security to support Lakes' indemnification obligations to Grand Casinos, Lakes agreed to deposit, in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the spin-off. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand Casinos, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. Such amounts are included as restricted cash on the accompanying consolidated balance sheets as of January 2, 2000 and December 31, 2000. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash on the accompanying balance sheet as of December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations.

     On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate rather than as a sale. Therefore, the fair value of the property is included as land held under contract for sale on the accompanying balance sheet as of December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay to Lakes $23.3 million by December 29, 2002, and a second contractual commitment to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. The post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

     Lakes has approximately $53.0 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 3 to the Consolidated Financial Statements.

     Lakes continues to own the Shark Club property which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project. Lakes has written down the Shark Club site to the estimated market value during the fourth quarter of 2001. As a result of this write-down, the Company incurred a pre-tax operating write-down of approximately $3.4 million. Further, the contract for sale of the Polo Plaza property in Las Vegas, Nevada, the contract for sale of the rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation, and the lapsed option on the adjacent Cable property during 2001 resulted in a pre-tax total loss and impairment of approximately $25.8 million.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit is recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

The Company does not believe the adoption of these statements will have a material impact on its results of operations, financial position and cash flows.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

     Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

     These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K/A for the fiscal year ended December 30, 2001.

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

     The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. As of December 30, 2001, Lakes had $53.3 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $3.2 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.5 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.5 million in deferred interest income over the same twelve month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA





                       LAKES GAMING, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS




                                                                                                      PAGE
                                                                                                      ----
        Report of Independent Public Accountants                                                        25

        Consolidated Balance Sheets as of December 30, 2001 (Restated)
        and December 31, 2000 (Restated)                                                                26

        Consolidated Statements of Earnings (Loss) for the fiscal years
        ended December 30, 2001 (Restated), December 31, 2000 (Restated)                                27
        and January 2, 2000

        Consolidated Statements of Comprehensive Earnings (Loss) for the fiscal years ended December 30, 2001 (Restated),
        December 31, 2000 (Restated) and January 2, 2000                                                28

        Consolidated Statements of Shareholders' Equity for the
        fiscal years ended December 30, 2001 (Restated),
        December 31, 2000 (Restated) and January 2, 2000                                                29

        Consolidated Statements of Cash Flows for the fiscal years ended
        December 30, 2001 (Restated), December 31, 2000 (Restated)
        and January 2, 2000                                                                             30

        Notes to Consolidated Financial Statements                                                      31

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Lakes Gaming, Inc.:

     We have audited the accompanying consolidated balance sheets of Lakes Gaming, Inc. (a Minnesota corporation) and Subsidiaries as of December 30, 2001 and December 31, 2000 and the related consolidated statements of earnings
(loss), comprehensive earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Gaming, Inc. and Subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 13, the consolidated financial statements for the years ended December 30, 2001 and December 31, 2000 have been restated.



Deloitte & Touche, LLP


Minneapolis, Minnesota,
September 10, 2002

                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 30, 2001 AND DECEMBER 31, 2000
                                 (IN THOUSANDS)


                                                                                         2001                     2000
                                                                                   ----------------         ----------------
ASSETS                                                                       (AS RESTATED, SEE NOTE 13)  (AS RESTATED, SEE NOTE 13)
Current Assets:
    Cash and cash equivalents                                                            $   42,638               $   10,469
    Short-term investments                                                                    2,027                   32,477
    Current installments of notes receivable                                                     67                   12,939
    Related party receivables                                                                 4,000                    3,740
    Accounts receivable, net                                                                  3,601                    2,373
    Deferred tax asset                                                                        4,549                   13,674
    Other current assets                                                                      1,079                      355
                                                                                         ----------               ----------
Total Current Assets                                                                         57,961                   76,027
                                                                                         ----------               ----------
Property and Equipment-Net                                                                    6,300                      539
                                                                                         ----------               ----------
Other Assets:
    Land held under contract for sale                                                        30,826                       --
    Land held for development                                                                24,965                   62,800
    Notes receivable-less current installments                                               53,201                   32,083
    Cash and cash equivalents-restricted                                                      9,175                   30,270
    Investments in and notes from unconsolidated affiliates                                     839                    3,209
    Deferred tax asset                                                                        3,870                    2,168
    Other long-term assets                                                                    6,042                    4,495
                                                                                         ----------               ----------
Total Other Assets                                                                          128,918                  135,025
                                                                                         ----------               ----------
TOTAL ASSETS                                                                             $  193,179               $  211,591
                                                                                         ==========               ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                     $      105               $       79
    Current maturities of long-term debt                                                      1,325                      525
    Current installments of capital lease obligations                                           123                       --
    Income taxes payable                                                                      3,906                    5,479
    Litigation and claims accrual                                                             6,572                   25,078
    Accrued payroll and related                                                                 671                    1,600
    Other accrued expenses                                                                    2,670                    2,921
                                                                                         ----------               ----------
Total Current Liabilities                                                                    15,372                   35,682
                                                                                         ----------               ----------
Long-term Liabilities:
    Long-term debt-less current maturities                                                       --                    1,325
    Capital lease obligations-less current installments                                       5,591                       --
    Other long-term liabilities                                                                 225                       --
                                                                                         ----------               ----------
Total Long-Term Liabilities                                                                   5,816                    1,325
                                                                                         ----------               ----------
TOTAL LIABILITIES                                                                            21,188                   37,007
                                                                                         ----------               ----------

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common shares issued and outstanding
    at December 30, 2001, and December 31, 2000                                                 106                      106
    Additional paid-in-capital                                                              131,525                  131,525
    Retained Earnings                                                                        40,420                   43,286
    Accumulated other comprehensive loss                                                        (60)                    (333)
                                                                                         ----------               ----------
Total Shareholders' Equity                                                                  171,991                  174,584
                                                                                         ----------               ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $  193,179               $  211,591
                                                                                         ==========               ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                   2001                    2000                   1999
                                                                ---------                ---------             ---------
                                                      (AS RESTATED, SEE NOTE 13)(AS RESTATED, SEE NOTE 13)
REVENUES:
     Management fee income                                      $  34,854               $   59,044             $  54,716

COSTS AND EXPENSES:
     Selling, general and administrative                           34,649                    9,025                 7,750
     Depreciation and amortization                                  1,329                    2,910                 1,916
                                                                ---------               ----------             ---------

         Total Costs and Expenses                                  35,978                   11,935                 9,666
                                                                ---------               ----------             ---------

EARNINGS FROM OPERATIONS                                           (1,124)                  47,109                45,050
                                                                ---------               ----------             ---------

OTHER INCOME (EXPENSE):
     Interest income                                                1,983                    5,878                 7,580
     Interest expense                                                (170)                     (97)                  (98)
     Equity in loss of unconsolidated affiliates                     (465)                  (2,904)               (2,925)
     Loss on land held for development                             (3,731)                      --                    --
     Gain on sale of securities                                        --                       61                 1,264
     Provision for litigation loss                                     --                  (18,000)                   --
     Write-down of investment in unconsolidated affiliates           (666)                  (5,522)                   --
     Other                                                           (684)                       2                    21
                                                                ---------               ----------             ---------
         Total other income (expense), net                         (3,733)                 (20,582)                5,842
                                                                ---------               ----------             ---------

Earnings (loss) before income taxes                                (4,857)                  26,527                50,892
Provision (benefit) for income taxes                               (1,991)                  12,068                22,065
                                                                ---------               ----------             ---------

NET EARNINGS (LOSS)                                             $  (2,866)              $   14,459             $  28,827
                                                                =========               ==========             =========


BASIC EARNINGS (LOSS) PER SHARE                                 $   (0.27)              $     1.36             $    2.72
                                                                =========               ==========             =========

DILUTED EARNINGS (LOSS) PER SHARE                               $   (0.27)              $     1.36             $    2.67
                                                                =========               ==========             =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         10,638                   10,635                10,600
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                         --                        7                   186
                                                                ---------               ----------             ---------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                               10,638                   10,642                10,786
                                                                =========               ==========             =========

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)


                                                                       2001                    2000                     1999
                                                                     ---------               ---------               ---------
                                                           (AS RESTATED, SEE NOTE 13) (AS RESTATED, SEE NOTE 13)
NET EARNINGS (LOSS)                                                  $  (2,866)              $  14,459               $  28,827

OTHER COMPREHENSIVE EARNINGS (LOSS),
 NET OF TAX:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses) during the period                     (4)                    181                    (318)
    Reclassification adjustment for losses (gains)
      included in net earnings (loss)                                      277                     (36)                   (796)
                                                                     ---------               ---------               ---------

COMPREHENSIVE EARNINGS (LOSS)                                        $  (2,593)              $  14,604               $  27,713
                                                                     =========               =========               =========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)


                                                                                                         Accumulated
                                                                Common Stock                                Other         Total
                                                         --------------------    Additional   Retained  Comprehensive  Shareholders'
                                                           Shares    Amount   Paid-in-Capital Earnings  Earnings(Loss)    Equity
                                                         ---------  --------- --------------- --------- --------------  ---------
Balance, January 3, 1999                                    10,576     $  106   $  130,929           --  $      636    $  131,671

  Issuance of stock options exercised - net                     53         --          477           --          --           477

  Other comprehensive loss                                      --         --           --           --      (1,114)       (1,114)

  Net earnings                                                  --         --           --    $  28,827          --        28,827

                                                         ---------     ------   ----------    ---------  ----------    ----------
Balance, January 2, 2000                                    10,629        106      131,406       28,827        (478)      159,861

  Issuance of stock on options exercised - net                   9         --           79           --          --            79

  Tax benefits from exercise of common stock options            --         --           40           --          --            40

  Other comprehensive earnings                                  --         --           --           --         145           145

  Net earnings (as restated, see Note 13)                       --         --           --       14,459          --        14,459

                                                         ---------     ------   ----------    ---------  ----------    ----------
Balance, December 31, 2000 (as restated, see Note 13)       10,638        106      131,525       43,286        (333)      174,584

  Other comprehensive earnings (as restated, see Note 13)       --         --           --           --         273           273

  Net loss (as restated, see Note 13)                           --         --           --       (2,866)         --        (2,866)

                                                         ---------     ------   ----------    ---------  ----------    ----------
Balance, December 30, 2001 (as restated, see Note 13)       10,638     $  106   $  131,525    $  40,420  ($      60)   $  171,991
                                                         =========     ======   ==========    =========  ==========    ==========


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                 (IN THOUSANDS)


                                                                             2001                  2000                  1999
                                                                          ---------             ---------             ---------
                                                                (AS RESTATED, SEE NOTE 13) (AS RESTATED, SEE NOTE 13)
OPERATING ACTIVITIES:
      Net earnings (loss)                                                $   (2,866)           $   14,459            $   28,827
      Adjustments to reconcile net earnings (loss) to net cash
        provided by operating activities:
       Depreciation and amortization                                          1,329                 2,910                 1,916
       Loss (gain) on sale of securities                                        277                   (61)               (1,264)
       Impairment of land held for development                               25,410                    --                    --
       Equity in loss of unconsolidated affiliates                              465                 2,904                 2,925
       Write down of assets held as investments                                 666                 5,522                    --
       Loss on land held for development                                      3,731                    --                    --
       Deferred income taxes                                                  9,192                (9,480)                 (276)
       Provision for litigation loss                                             --                18,000                    --
       Changes in operating assets and liabilities:
            Accounts receivable                                              (3,307)                3,240                 9,604
            Income taxes                                                     (1,573)                 (906)               (4,638)
            Accounts payable                                                     26                  (409)                  488
            Accrued expenses                                                   (873)               (1,001)                 (661)
            Other                                                            (1,762)                 (184)                 (465)
                                                                         ----------            ----------            ----------
Net Cash Provided by Operating Activities                                    30,715                34,994                36,456
                                                                         ----------            ----------            ----------

INVESTING ACTIVITIES:
      Short-term investments, purchases                                     (12,708)              (52,795)              (28,829)
      Short-term investments, sales/maturities                               43,618                48,080                   500
      Payments for land held for development                                (22,543)               (7,637)              (22,949)
      Advances on notes receivable                                          (21,778)              (33,623)              (12,406)
      Proceeds from repayment of notes receivable                            16,660                18,038                11,950
      Investment in and notes receivable from
       unconsolidated affiliates                                              1,144                (2,917)               (8,035)
      Increase in restricted cash, net                                       (2,974)              (18,121)               (7,157)
      Decrease (increase) in other long-term assets                             662                    26                (2,539)
      Proceeds from sale of securities                                           --                    --                   389
      (Increase) decrease in property and equipment, net                        (92)                  (47)                 (239)
                                                                         ----------            ----------            ----------
Net Cash Provided by (Used in) Investing Activities                           1,989               (48,996)              (69,315)
                                                                         ----------            ----------            ----------

FINANCING ACTIVITIES:
      Proceeds from issuance of common stock                                     --                    79                   477
      Payments on long-term debt and capital lease obligations                 (535)                   --                    --
                                                                         ----------            ----------            ----------
Net Cash Provided by (Used in) Financing Activities                            (535)                   79                   477
                                                                         ----------            ----------            ----------

Net increase (decrease) in cash and cash equivalents                         32,169               (13,923)              (32,382)
Cash and cash equivalents - beginning of period                              10,469                24,392                56,774
                                                                         ----------            ----------            ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $   42,638            $   10,469            $   24,392
                                                                         ==========            ==========            ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
       Interest                                                          $      170            $       97            $       98
       Income taxes                                                           4,002                23,090                23,676
      Noncash investing and financing activities:
       Capital leased asset and obligation incurred
         related to office building                                           5,724                    --                    --


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000



1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Lakes Gaming, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand Casinos"). Pursuant to the terms of a Distribution Agreement entered into between Grand Casinos and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand Casinos shareholders received 0.25 of one share of Lakes Common Stock for each share held in Grand Casinos.

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

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the year ended December 31, 2000 is approximately $16.0 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tribe. The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. Substantially, all of the Company's revenues were derived from this contract during 2001. This expiration will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's future results of operations. As of December 30, 2001, the Company has no other management contracts from which it will derive revenues in 2002.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the reporting period, the most significant estimates relate to revenue recognition and realizability of notes receivable. Actual results could differ from those estimates.

YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on December 30, 2001 (2001), December 31, 2000 (2000), and January 2, 2000 (1999).

BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


unrealized gains and losses reported as accumulated other comprehensive earnings
(loss), net of income taxes, in the accompanying consolidated statements of shareholders' equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

     Included in the table below are available-for-sale securities that do not have a single maturity date. These available-for-sale securities have maturities over five years and less than ten years based on the securities' final maturity dates and are classified as current assets because they are readily marketable. As of December 30, 2001 and December 31, 2000, the cost basis, fair value, and unrealized losses of the Company's investments consist of the following (in thousands):

                                                                 Cost           Unrealized       Fair
                                                                 Basis            Losses         Value
                                                                --------        ----------     --------
    2001
    Available-for-sale securities                               $  2,132           $105        $  2,027

    2000
    Available-for-sale securities                               $ 33,042           $565        $ 32,477

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

                  Building                                    40 years
                  Leasehold improvements                      15 years or term of the lease
                  Furniture and equipment                     3-10 years

     Property and Equipment consist of the following (in thousands):

                                                               2001              2000
                                                             --------           ------
        Building under capital lease                            5,768               --
        Leasehold improvements                                     --              376
        Furniture and equipment                                 1,950            1,513
                                                            ---------        ---------
                                                                7,718            1,889
        Less:  Accumulated depreciation                        (1,418)          (1,350)
                                                            ---------        ---------
        Property and equipment, net                         $   6,300        $     539
                                                            =========        =========


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

LAND HELD FOR DEVELOPMENT

     At December 30, 2001, land held for development consists of amounts related to an approximate 3.5 acre site in Las Vegas, Nevada, which the Company owns (the Shark Club). Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. As a result of these negotiations, it is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


additional material contributions of cash or property to the project. Lakes wrote down the Shark Club site to the $16.0 million market value from $19.4 million during 2001. As a result of this write-down, the Company incurred a pre-tax operating write-down of approximately $3.4 million, which is reflected in selling, general and administrative expenses in the accompanying consolidated statement of loss.

Also included in land held for development is land held for possible transfer to Indian Tribes for use in future casino resort projects, in the amount of $8.9 million and $4.1 million as of December 30, 2001 and December 31, 2000, respectively.

LAND HELD UNDER CONTRACT FOR SALE

     On December 28, 2001, the Company entered into a contract for sale of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes entered into a contract for sale to Metroflag BP, LLC, of the rights and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. The total price for this combined transaction was approximately $30.9 million.

     Terms of the transaction include a $1.0 million down payment to be made on January 2, 2002, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual commitment to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed on December 28, 2001 subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. The post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties. This transaction does not qualify as a sale for financial reporting purposes. The down payment will be recorded as a deposit when received. Further, the option to purchase the adjacent Cable property for $39.1 million was allowed to lapse during 2001. As a result of these transactions, a total pre-tax loss and impairment of $25.8 million is included in the accompanying consolidated statement of loss for the twelve months ended December 30, 2001.

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

INTEREST INCOME

     Interest income represents interest on cash, cash equivalents, short-term investments and interest on notes receivable, except that interest on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the life of the note using the effective interest method. Interest on cash, cash equivalents and short-term investments reflects interest income realized from investments in savings and money market accounts and other short-term liquid investments.

EARNINGS PER SHARE

     For all periods, basic earnings per share (EPS) is calculated by dividing earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 2,486,343 and 867,268 in 2001 and 2000, respectively, were not included in the computation of diluted earnings
(loss) per share because the effects would have been anti-dilutive for the periods presented.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Pokagon Band of Potawatomi Indians, and the Shingle Springs Band of Miwok Indians.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that all derivatives, including those embedded in other contracts, be recognized as either assets or liabilities and that they be measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of SFAS No. 133 and has determined the Company does not have any freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, Intangible Assets.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset.

In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit is recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

     The Company does not believe the adoption of these statements will have a material impact on its results of operations, financial position and cash flows.

RECLASSIFICATIONS

     Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2001 and 2000 presentation. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)





2. MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS:

     The Company held a management contract with the Coushatta Tribe of Louisiana for a gaming facility in Kinder, Louisiana, that expired on January 16, 2002, which is seven years from the date the casino opened, and was not renewed. Substantially, all of the Company's revenues were derived from this contract during 2001. This expiration will result in the loss of revenues to the Company derived from such contract, which will have a material adverse effect on the Company's future results of operations.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


3. NOTES RECEIVABLE:

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

Notes receivable consist of the following (in thousands):                         December 30, 2001   December 31, 2000
                                                                                  -----------------   -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates, (not to exceed 10%), (5.75% at December 30, 2001), receivable in 60 monthly installments
subsequent to commencement date                                                           $  35,236          $   21,918

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (6.75% at December 30, 2001), receivable in 12 monthly installments subsequent to
commencement date                                                                             6,684               3,542

Notes from the Jamul Indian Village with variable interest rates (6.75% at
December 30, 2001), receivable in 12 monthly
installments subsequent to commencement date                                                  5,540               2,130

Other - primarily for development of gaming properties                                        5,741               5,205

Operating properties:

Notes from the Coushatta Tribe with variable interest rates (5.75% at
December 30, 2001), receivable in 84 monthly
installments through January 2002                                                                67              12,227
                                                                                          ---------          ----------

Total notes receivable                                                                       53,268              45,022
Less - current installments of notes receivable                                                 (67)            (12,939)
                                                                                          ---------          ----------
Notes receivable, less current installments                                               $  53,201          $   32,083
                                                                                          =========          ==========

     Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of December 30, 2001 and December 31, 2000, $6.1 million and $2.1 million of interest on notes related to properties under development has been deferred.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)



     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through December 30, 2001.

     The terms of these notes require the casinos to be constructed and to generate positive cash flows prior to the Company receiving repayment. As such, an estimate of the fair value of these notes requires an assessment of the timing of the construction of the related casinos and the profitability of the related casinos. Due to the significant uncertainty involved in such an assessment, the Company does not believe that it is practicable to accurately estimate the fair value of these notes with the degree of precision necessary to make such information meaningful.

4. INCOME TAXES:

     The provision (benefit) for income taxes attributable to earnings for 2001, 2000 and 1999 consisted of the following (in thousands):

                                                                   YEARS ENDED
                                                --------------------------------------------------
                                                     2001              2000               1999
                                                --------------    --------------    --------------
                           Current:
                             Federal                $   (8,665)        $  16,955         $  17,649
                             State                      (2,434)            4,675             4,692
                                                --------------    --------------    --------------
                                                       (11,099)           21,630            22,341
                           Deferred                      9,108            (9,562)             (276)
                                                --------------    --------------    --------------
                                                    $   (1,991)        $  12,068         $  22,065
                                                ==============    ==============    ==============


     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings before income taxes for 2001, 2000, and 1999 are summarized as follows:

                                                                                       YEARS ENDED
                                                                         ---------------------------------------
                                                                             2001          2000          1999
                                                                         ----------     ----------    ----------
              Statutory federal tax rate                                      (35.0%)         35.0%         35.0%
              State income taxes, net of federal income taxes                   2.3            6.0           6.0
              Tax exempt income                                                (3.4)           1.3            --
              Other, net                                                       (4.9)           2.7           2.4
                                                                         ----------     ----------    ----------
                                                                              (41.0%)         45.0%         43.4%
                                                                         ==========     ==========    ==========


     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                                             2001             2000              1999
                                                                         -------------    -------------    -------------
                     Current deferred tax asset:
                         Accruals, reserves and other                        $   4,549        $  13,674        $   6,301
                                                                         =============    =============    =============
                     Non-current deferred taxes:
                         Unrealized investment losses (gains)                    3,064            4,245            1,815
                         Deferred interest                                       2,616              847               --
                         Capitalized interest                                     (434)          (1,737)          (1,737)
                         Development cost amortization                              98             (784)
                                                                                                                     (35)
                         Other                                                     101              423              (80)
                         Valuation allowance                                    (1,575)          (1,575)              --
                                                                         -------------    -------------    -------------
                     Net non-current deferred tax asset (liability)          $   3,870        $   2,168        $    (786)
                                                                         =============    =============    =============


     The Company has recorded deferred tax assets that are created by asset impairment charges that are not deductible for tax purposes until the related assets are actually sold or disposed of. Realization of these benefits is dependent on the generation of capital gains which is uncertain at this time and, therefore, a valuation allowance has been established.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


     Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12.0 million to Lakes, which is not reflected in the accompanying financial statements.

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

6. CAPITAL LEASE OBLIGATIONS:

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

7. STOCK OPTIONS:

     Grand Casinos had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand Casinos' common stock were granted to officers, directors, and employees.

Upon the consummation of the Distribution, the holders of outstanding Grand Casinos stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Park Place common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Park Place to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand Casinos on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand Casinos on December 31, 1998. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 2.5 million shares and 0.2 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)



     Information with respect to the stock option plans is summarized as follows:

                                                                     NUMBER OF COMMON SHARES
                                       LAKES         -------------------------------------------------------
                                      OPTIONS                               AVAILABLE         WEIGHTED AVE.
                                    OUTSTANDING         EXERCISABLE         FOR GRANT        EXERCISE PRICE
                                 ----------------    ----------------    ----------------   ----------------
Balance at January 3, 1999              1,054,846                                      --           $  10.73
Additional Shares Authorized                   --                               2,700,000                 --
Granted                                 1,845,000                              (1,845,000)              8.56
Canceled                                 (527,526)                                527,526               9.35
Exercised                                 (52,467)                                     --               9.12
                                 ----------------                        ----------------
Balance at January 2, 2000              2,319,853             789,353           1,382,526               9.35
Granted                                   105,500                                (105,500)              8.04
Canceled                                  (85,080)                                 85,080              10.32
Exercised                                  (9,555)                                     --               8.33
                                 ----------------                        ----------------
Balance at December 31, 2000            2,330,718           1,118,818           1,362,106               9.26
Granted                                   187,000                                (187,000)              7.75
Canceled                                  (31,375)                                 31,375               9.24
Exercised                                      --                                      --                 --
                                 ----------------    ----------------    ----------------   ----------------
Balance at December 30, 2001            2,486,343           1,419,343           1,206,481           $   9.14
                                 ================    ================    ================   ================


                Options Outstanding at December 30, 2001                              Options Exercisable at
--------------------------------------------------------------------------               December 30, 2001
   Range of                            Weighted Average                       -------------------------------------
   Exercise            Number             Remaining       Weighted-Average         Number          Weighted-Average
    Prices           Outstanding       Contractual Life    Exercise Price        Exercisable             Price
---------------   -----------------   -----------------   -----------------   -----------------   -----------------
$ (5.24-7.75)               195,563           8.0 years            $   7.48              28,563            $   7.42
   (7.88-11.34)           2,261.905           6.3 years                9.20           1,361,905                9.62
 (13.53-17.72)               28,875           5.6 years               15.34              28,875               15.34
---------------   -----------------   -----------------   -----------------   -----------------   -----------------
$ (5.24-17.72)            2,486,343           6.4 years            $   9.14           1,419,343            $   9.70
===============   =================   =================   =================   =================   =================


     The Company accounts for these plans under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net earnings (loss) would have been as follows (in thousands):

                                                               2001              2000              1999
                                                          --------------    --------------   --------------
                   Net earnings (loss):
                     As reported                               $  (2,866)        $  14,459        $  28,827
                     Pro forma                                      (346)           15,644           28,431
                   Net earnings (loss) per share:
                     As reported -- Basic                      $   (0.27)        $    1.36        $    2.72
                     Pro forma -- Basic                            (0.03)             1.47             2.68
                     As reported -- Diluted                        (0.27)             1.36             2.67
                     Pro forma -- Diluted                          (0.03)             1.47             2.64

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


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


                                                               2001               2000              1999
                                                          ---------------   ---------------   ---------------
                 Risk-free interest rate                       5.21-5.68%        6.45-6.92%        5.20-6.50%
                 Expected life                                   10 years          10 years          10 years
                 Expected volatility                            .394-.515         .453-.538         .452-.485
                 Expected dividend yield                               --                --                --
                 Weighted average fair value              $          5.07   $          5.82   $          5.69



8. EMPLOYEE RETIREMENT PLAN:

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

9. COMMITMENTS AND CONTINGENCIES:

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

     In January 2002, the Company purchased the corporate office building; therefore, no rent payments will be due going forward related to the building. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments due under this lease as of December 30, 2001, considering both one-year renewals are taken are as follows (in thousands):

                           2002                      $    600
                           2003                           600
                           2004                           600
                           2005                           200
                                                     --------
                                                     $  2,000
                                                     ========

Purchase Options

     The Company has the right to purchase the airplane it leases during the base lease term and any renewal term for approximately $8 million.

     During 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


Loan Guaranty Agreement

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

Indemnification Agreement

     As a part of the agreements resulting from the Company's spin-off from Grand Casinos and related transactions, the Company has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments.

     As security to support Lakes' indemnification obligations to Grand Casinos under each of the Grand Casinos Distribution Agreement and the Park Place Merger Agreement, and as a condition to the consummation of the Merger, Lakes has agreed to deposit, in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place, an aggregate of $30.0 million, to cover various commitments and contingencies related to or arising out of, Grand Casinos' non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to the Effective Date of the Transaction. Any surplus proceeds remaining after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes. Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18.0 million in an escrow account in partial satisfaction of the indemnification obligation. Such amounts are included as restricted cash on the accompanying balance sheets as of December 31, 2000 and January 2, 2000. As the $18.0 million was paid out during 2001, the remaining $7.5 million is included as restricted cash on the accompanying balance sheet as of December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations.

     As part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Park Place.

     The following summaries describe certain known legal proceedings to which Grand Casinos is a party which Lakes has assumed, or with respect to which Lakes may have agreed to indemnify Grand Casinos, in connection with the Distribution.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


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

STANDBY EQUITY COMMITMENT LITIGATION

     In September 1997, the Stratosphere Trustee under the indenture pursuant to which Stratosphere issued its first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada - IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. - File No. CV-S-97-01252-DWH (RJJ) - naming Grand as defendant.

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

     In August 2000, the Court and the parties agreed to try the action upon an amended joint pre-trial order and a series of post-trial briefs. Post-trial briefing concluded on December 12, 2000 and oral argument was held on January 22, 2001. On April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit Court of appeals on May 4, 2001, Case No. 01-15947. On August 13, 2002, the Ninth Circuit affirmed the prior ruling in favor of Grand.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)


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

     Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand Casinos responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

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

10. SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

     Year ended December 30, 2001 (in thousands, except per share amounts):


                                    FIRST QUARTER               SECOND QUARTER
                              --------------------------  --------------------------
                              As previously               As previously
                                reported      Restated      reported      Restated
                              -------------  -----------  -------------  -----------
Net revenues                      $  9,223      $  9,223      $  9,599      $  9,599
Earnings (loss)
  from operations                    6,312         6,312         6,330         6,330
Net earnings (loss)                  4,717         4,165         4,180         3,587
Earnings (loss) per share:
  Basic                           $    .44      $    .39      $    .39      $    .34
  Diluted                              .44           .39           .39           .33


                                     THIRD QUARTER              FOURTH QUARTER
                              --------------------------  ---------------------------
                              As previously               As previously
                                reported      Restated      reported        Restated
                              -------------  -----------  -------------   -----------
Net revenues                      $  8,664      $  8,664    $    7,368     $    7,368
Earnings (loss)
  from operations                    5,800         5,800         2,484        (19,566)
Net earnings (loss)                  4,143         3,483       (13,361)       (14,101)
Earnings (loss) per share:
  Basic                           $    .39      $    .33         (1.25)         (1.33)
  Diluted                              .39           .33         (1.25)         (1.32)


     Year ended December 31, 2000 (in thousands, except per share amounts):

                                   FIRST QUARTER              SECOND QUARTER
                            --------------------------  ---------------------------
                            As previously               As previously
                              reported      Restated      reported       Restated
                            -------------  -----------  -------------   -----------
Net revenues                   $  31,053     $  31,053     $  10,655      $  10,655
Earnings (loss)
  from operations                 27,078        27,078         7,580          7,580
Net Earnings (loss)               16,115        16,035        (5,311)        (5,552)
Earnings (loss) per share:
  Basic                        $    1.52     $    1.51     $    (.50)     $    (.52)
  Diluted                           1.52          1.51          (.50)          (.52)





                                 THIRD QUARTER               FOURTH QUARTER
                            --------------------------  --------------------------
                           As previously               As previously
                             reported      Restated      reported       Restated
                            -----------  -------------  -----------    -----------
Net revenues                  $  10,684     $  10,684      $  6,652       $  6,652
Earnings (loss)
  from operations                 7,708         7,708         4,743          4,743
Net Earnings (loss)               4,976         4,629          (103)          (653)
Earnings (loss) per share:
  Basic                       $     .47     $     .44      $   (.02)      $   (.07)
  Diluted                           .46           .43          (.02)          (.06)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)

11. RELATED PARTY TRANSACTIONS

     During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC, which has since been acquired by Living Benefits Financial Services ("Living Benefits"). Living Benefits acquires and services life insurance policies of terminally ill individuals. In March 2001, the Board of Directors of Lakes decided not to make further loans to ViatiCare. The outstanding note receivable balance from Living Benefits to Lakes was $4.0 million and $3.7 million as of December 30, 2001 and December 31, 2000, respectively. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002 due to increased competition in the viatical business and restrictions on ability to make further policy acquisitions.

     Subsequent to the decision by the Lakes Board to make no further loans to ViatiCare, L. B. Acquisitions, LLC, which is owned by Lyle Berman, the chief executive officer and Director of Lakes, made loans to Living Benefits. Advances outstanding were approximately $4.9 million as of December 30, 2001. As an incentive to make the loans, L. B. Acquisitions was granted an initial 9% voting interest in Living Benefits and was given the option to convert the loan balance into 45% of the voting interest in Living Benefits. Therefore, Lyle Berman, through L. B. Acquisitions, beneficially owns a total of 55% of the voting interest of Living Benefits.

     Lakes has formed two partnerships with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas. The purpose of these partnerships is to develop and manage casino resort projects with the Shingle Springs Band of Miwok Indians and the Jamul Indian Village, both in California. Lakes has notes receivable from KAR in the amount of $1.9 million as of December 30, 2001 and December 31, 2000. Lakes also has a long-term receivable from Kevin Kean, the President of KAR, in the amount of $1.7 million as of December 30, 2001.

     During 2001 and 2000, Lakes rented the use of Company equipment to another company that has a mutual Board member. Receivables of $121,000 and $44,000, as of December 30, 2001 and December 31, 2000, respectively, are included in accounts receivable, net in the accompanying balance sheets. The transaction was for full value of the associated use and all payments for such use have been received.

12. SUBSEQUENT EVENTS

     On January 2, 2002, the Company completed the purchase of its corporate office building in Minnetonka, Minnesota for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

     On March 1, 2002, the Company announced it had signed a letter of intent with respect to an investment in a joint venture with Steven Lipscomb, a producer of televised poker tournaments. The purpose of this joint venture would be to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The terms of this investment would require Lakes to make an investment of $100,000 for an approximate 78% ownership position in the joint venture. Lakes would also be required to lend up to $3.2 million to the joint venture as needed. The joint venture would issue a note to Lakes at 6.2% interest per annum with principal payable at the end of three years. The Lakes' note would be secured by a blanket security interest in all assets of the joint venture. If certain predetermined goals are not achieved by the joint venture, Lakes would have the right to stop advances on the note. If Lakes were to elect to stop funding the joint venture, all outstanding principal amounts would be due one year from the date Lakes stopped funding.

13. RESTATEMENT OF FINANCIAL RESULTS FOR 2001 AND 2000

     Subsequent to the issuance of the Company's financial statements for the year ended December 30, 2001, management of the Company determined that the contract to sell the Polo Plaza Shopping Center property entered into in December 2001 should not have been recognized as a sale for accounting purposes, but should have been accounted for under the deposit method of accounting as specified by SFAS No. 66, Accounting for Sales of Real Estate. In addition, management determined that the interest on notes receivable related to the development of casinos should have been deferred because the interest is not payable until the casinos are open and generating operating cash flow. As a result, the accompanying consolidated financial statements for the years ended December 30, 2001 and December 31, 2000 have been restated to correct the accounting for these transactions.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      DECEMBER 30, 2001, DECEMBER 31, 2000, AND JANUARY 2, 2000 (CONTINUED)



     A summary of the significant effects of the restatement is as follows:



                                                           December 30, 2001              December 31, 2000
                                                     -----------------------------   -----------------------------
                                                     As previously                   As previously
Balance Sheets:                                        reported        Restated        reported        Restated
                                                     -------------   -------------   -------------   -------------
Current installments of notes receivable                $   28,273      $       67      $   16,679      $   12,939
Land held under contract for sale                               --          30,826              --              --
Notes receivable less current installments                  67,525          53,201          35,337          32,083
Interest receivable                                          6,147              10           2,028              25
Other long-term assets                                       7,527           9,902           5,853           6,638
Total Shareholders' Equity                                 175,754         171,991         175,802         174,584


                                                           December 30, 2001                 December 31, 2000
                                                     ------------------------------    -----------------------------
                                                     As previously                     As previously
Statements of Earnings (Loss):                         reported         Restated         reported         Restated
                                                     -------------    -------------    -------------   -------------
Interest income                                           $  6,297        $   1,983        $   7,943           5,878
Earnings (loss) before income taxes                           (543)          (4,857)          28,592          26,527
Provision (benefit) for income taxes                          (222)          (1,991)          12,915          12,068
Net Earnings (loss)                                           (321)          (2,866)          15,677          14,459
Basic Earnings (loss) Per Share                           $  (0.03)       $   (0.27)       $    1.47       $    1.36
Diluted Earnings (loss) Per Share                         $  (0.03)       $   (0.27)       $    1.47       $    1.36

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

NEW HORIZON KIDS QUEST, INC.

     New Horizon Kids Quest owns and operates Kids Quest child care entertainment centers and operated such child care centers in casinos previously managed by Lakes. Lakes beneficially owned approximately 27% of New Horizon Kids quest common stock until June 2001, when lakes divested its interest in that company. Lyle Berman, Chairman of the Board and a principal shareholder of Lakes, is a director of New Horizon Kids Quest. The agreements under which New Horizon Kids Quest operated child care centers typically provided for a minimum guaranteed management fee to be paid to New Horizon Kids Quest by each property previously managed by Lakes, which varied by location, as well as a child care rate subsidy from each previously-managed property against New Horizon Kids Quest's operating losses at those respective locations.

     Pursuant to an indemnification agreement entered into as of December 1998, by and between Lakes and Mr. Berman, Lakes agreed to indemnify Mr. Berman for any damages incurred by Mr. Berman arising out of his acts and omissions as a director of New Horizon Kids Quest.

PARK PLACE ENTERTAINMENT CORPORATION

     Lyle Berman entered into an employment agreement with Park Place as of January 1, 1999 (the "Park Place Employment Agreement") pursuant to which he serves as a part-time employee of Park Place for an initial term of 4 years, unless earlier terminated by Park Place. As a part-time employee of Park Place. Mr. Lyle Berman received compensation during 2001 of $10,000 and will receive compensation in 2002 of an amount not less than Ten Thousand Dollars ($10,000). In connection with his execution of the Park Place Employment Agreement, Mr. Berman received stock options to purchase an aggregate of four hundred thousand (400,000) shares of Park Place common stock at a per share exercise price of Six Dollars and Sixty-Seven Cents ($6.67), said options to vest at the rate of one hundred thousand (100,000) shares per year on the anniversary date of the Park Place Employment Agreement. The Park Place Employment Agreement also contains a noncompetition covenant under which Mr. Berman is prohibited, subject to certain exceptions, from participating in the ownership, management or control of any business that is engaged in a gaming enterprise that competes or would compete with Park Place. Additionally, Mr. Berman must present any gaming opportunities and projects to Park Place in the first instance. If Park Place determines not to pursue any venture or opportunity presented by Mr. Berman, only then may that opportunity be presented to and pursued by Lakes. The following exceptions are not subject to Mr. Berman's noncompetition agreement: (i) the management of Indian owned casinos and related amenities; (ii) the development of the Polo Plaza project in Las Vegas, NV; and (iii) internet, cable television or other electronic media-based gaming enterprises. The terms of Mr. Berman's employment with Park Place may substantially limit the number and scope of opportunities that Lakes will be able to consider and pursue.

LOANS TO VIATICARE AND LIVING BENEFITS FINANCIAL SERVICES

     During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC, ("ViatiCare") which has since been acquired by Living Benefits Financial Services, LLC ("Living Benefits"). Living Benefits has provided an unsecured guarantee of the ViatiCare obligation to Lakes. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002 due to increased competition in the viatical insurance business and restrictions on ability to make further policy acquisitions.

     Subsequent to the decision by Lakes' Board to make no further loans to ViatiCare, LB Acquisitions, LLC, which is owned by Lyle Berman, the chief executive office and director of Lakes, has made loans to Living Benefits of approximately $6.7 million. The principal balance of the loans is required to be repaid to LB Acquisitions, without interest, commencing in June 2005. LB Acquisitions is also entitled to a percentage of certain profits and cash flow of Living Benefits. As an incentive to make the loans, LB Acquisitions was granted an initial 9 percent voting interest in Living Benefits and was given the option to convert the loan balance into an additional 46 percent of the voting interest in Living Benefits. Therefore, Lyle Berman, through LB Acquisitions, beneficially owns a total of 55 percent of the voting interest of Living Benefits. To secure the repayment of the LB Acquisitions loans, which are due commencing in 2005, Living Benefits granted to LB Acquisitions a security interest in its personal property, including the profits on those life insurance policies acquired by Living Benefits and transferred to a related trust on or after June 15, 2001. The security interest also covers Living Benefits' accounts, inventory, equipment, general intangibles and investment property.

                                     PART IV



ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


     (a)(1) Consolidated Financial Statements:


                                                                                                  PAGE
                                                                                                  ----
                  Report of Independent Public Accountants                                          25

                  Consolidated Balance Sheets as of December 30, 2001 (Restated)
                  and December 31, 2000 (Restated)                                                  26

                  Consolidated Statements of Earnings (Loss) for the fiscal years ended December 30, 2001 (Restated), December 31, 2000 (Restated)
                  and January 2, 2000                                                               27

                  Consolidated Statements of Comprehensive Earnings (Loss) for
                  the fiscal years ended December 30, 2001 (Restated), December 31,
                  2000 (Restated) and January 2, 2000                                               28

                  Consolidated Statements of Shareholders' Equity for the
                  fiscal years ended December 30, 2001 (Restated), December 31, 2000
                  (Restated) and January 2, 2000                                                    29

                  Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2001 (Restated), December 31, 2000
                  (Restated) and January 2, 2000                                                    30

                  Notes to Consolidated Financial Statements                                        31

----------
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

    EXHIBITS        DESCRIPTION
    --------        -----------
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

     10.19          Memorandum of Agreement Regarding Gaming Development and
                    Management Agreements dated as of the 15th day of February, 2000 by and between the Jamul Indian Village and Lakes KAR -
                    California, LLC, a Delaware limited liability company.
                    (Incorporated herein by reference to Exhibit 10.68 to Lakes'
                    Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.20          Operating Agreement of Lakes Kean Argovitz Resorts -
                    California, LLC dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc. and Kean Argovitz Resorts - Jamul,
                    LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended
                    December 31, 2000.)

     10.21 Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes KAR -
                    California, LLC, a Delaware limited liability company.
                    (Incorporated herein by reference to Exhibit 10.70 to Lakes'
                    Report on Form 10-K for the fiscal year ended December 31, 2000.)

    EXHIBITS        DESCRIPTION
    --------        -----------
     10.22          Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and
                    Lakes Kean Argovitz Resorts - California, LLC, a Delaware
                    limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the
                    fiscal year ended December 31, 2000.)

     10.23          Management Agreement between the Shingle Springs Band of
                    Miwok Indians and Kean Argovitz Resorts - Shingle Springs,
                    LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.24          Development Agreement between the Shingle Springs Band of
                    Miwok Indians and Kean Argovitz Resorts - Shingle Springs,
                    LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.25 Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR - Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.26 Operating Agreement of Lakes KAR - Shingle Springs, LLC dated as of the 29th day of July, 1999 by Lakes Shingle
                    Springs, Inc. and Kean Argovitz Resorts - Shingle Springs,
                    LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes' Report on Form 10-K for the fiscal year ended
                    December 31, 2000.)

     10.27          Assignment and Assumption Agreement between Kean Argovitz
                    Resorts - Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR - Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes' Report on Form 10-K for the fiscal year ended
                    December 31, 2000.)

     10.28          Assignment and Assumption Agreement and Consent to
                    Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts -
                    Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.29 Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR - Shingle Springs, LLC, a
                    Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.30 Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts - Shingle Springs, LLC, a
                    Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.31 Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts - Shingle Springs, LLC, a
                    Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

     10.32          Joint Contribution Agreement by and between Grand Casinos
                    Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
                    Metroplex-Lakes, LLC dated as of April 25, 2000.
                    (Incorporated herein by reference to Exhibit 10.1 to Lakes'
                    Report on Form 10-Q for the quarter ended July 2, 2000.)

    EXHIBITS        DESCRIPTION
    --------        -----------
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

     10.38          Member Control Agreement of Pacific Coast Gaming - Corning,
                    LLC. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended October 1,
                    2000.)

     10.39          Member Control Agreement of Pacific Coast Gaming - Santa
                    Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
                    1, 2000.)

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

    EXHIBITS        DESCRIPTION
    --------        -----------
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

     10.56 **Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.


** Filed with original Form 10-K report for the year ended December 30, 2001, as filed on March 28, 2002.

    EXHIBITS        DESCRIPTION
    --------        -----------
     10.57      **  Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
                    corporation.

     10.58      **  Deed of Trust, Assignment of Leases and Rents and Security
                    Agreement, dated December 28, 2001, by and among Metroflag
                    Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and
                    Grand Casinos Nevada I, Inc. as beneficiary.

     10.59      **  Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.

     10.60      **  Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota corporation.

     10.61      **  Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation.

     10.62      **  Leasehold Deed of Trust, Assignment of Leases and Rents and
                    Security Agreement, dated December 28, 2001, by and among
                    Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as beneficiaries.

     10.63      **  Leasehold Deed of Trust, Assignment of Leases and Rents and
                    Security Agreement, dated December 28, 2001 by and among
                    Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary.

     21         **  Subsidiaries of the Company.

     23             Consent of Independent Public Accountants Dated September
                    10, 2002.

     99         **  Letter regarding Arthur Andersen LLP

     99.1           Certification of Chief Executive Officer

     99.2           Certification of Chief Financial Officer

----------
     *    Management Compensatory Plan or Arrangement


     (b) Reports on Form 8-K.

          (i) A Form 8-K, Item 5. Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 2, 2002.

          (ii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on February 4, 2002.

          (iii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on March 1, 2002.


     ** Filed with original Form 10-K report for the year ended December 30, 2001, as filed on March 28, 2002.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                LAKES GAMING, INC.
                                                Registrant

                                                By: /s/ LYLE BERMAN
                                                   -----------------------------
                                                Name: Lyle Berman
                                                Title: Chairman of the Board and
                                                Chief Executive Officer
                                                Dated as of September 18, 2002



                                 CERTIFICATIONS


I, Lyle Berman, certify that:

1. I have reviewed this annual report on Form 10-K/A of Lakes Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                /s/Lyle Berman
                                                --------------------------------
                                                Lyle Berman
                                                Chief Executive Officer


I, Timothy J. Cope, certify that:

1. I have reviewed this annual report on Form 10-K/A of Lakes Entertainment, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

                                                /s/Timothy J. Cope
                                                --------------------------------
                                                Timothy J. Cope
                                                Chief Financial Officer