Form 10-Q/A
period 2002-03-31
LAKES ENTERTAINMENT INC
filed 2002-09-20
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1
                                   (Mark One)

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---  SECURITIES EXCHANGE ACT OF 1934


For the transition period from                to
                               --------------    ---------------
                           Commission File No. 0-24993


                               LAKES GAMING, INC.
             (Exact name of registrant as specified in its charter)

                   Minnesota                              41-1913991
                   ---------                              ----------
          (State or other jurisdiction                 (I.R.S. Employer
        of incorporation or organization)             Identification No.)

               130 Cheshire Lane
              Minnetonka, Minnesota                        55305
              ---------------------                        -----
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

This amendment to Form 10-Q is being filed to give effect to the restatement of the Company's financial statements, as discussed in Note 8 to the Consolidated Financial Statements.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                 PAGE OF
                                                                                FORM 10-Q
                                                                                ---------

PART I.   FINANCIAL INFORMATION

          ITEM 1.     FINANCIAL STATEMENTS

                      Consolidated Balance Sheets as of March 31,                  3
                      2002 (Restated) and December 30, 2001

                      Consolidated Statements of Earnings for the                  4
                      three months ended March 31, 2002 (Restated)
                      and April 1, 2001 (Restated)

                      Consolidated Statements of Comprehensive                     5
                      Earnings for the three months ended March 31, 2002
                      (Restated) and April 1, 2001 (Restated)

                      Consolidated Statements of Cash Flows for the                6
                      three months ended March 31, 2002 (Restated)
                      and April 1, 2001 (Restated)

                      Notes to Consolidated Financial Statements                   7

          ITEM 2.     MANAGEMENT'S DISCUSSION AND                                 16
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS

          ITEM 3.     QUANTITATIVE AND QUALITATIVE                                24
                      DISCLOSURES ABOUT MARKET RISK

PART II.  OTHER INFORMATION

          ITEM 1.     LEGAL PROCEEDINGS                                           26

          ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            28


                       LAKES GAMING, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  MARCH 31, 2002    DECEMBER 30, 2001
----------------------------------------------------------------------------------------------------------------------
ASSETS                                                                 (AS RESTATED, SEE NOTE 8)
Current Assets:
    Cash and cash equivalents                                                            $34,962              $42,638
    Short-term investments                                                                 2,016                2,027
    Current installments of notes receivable                                                   -                   67
    Related party receivables                                                              4,000                4,000
    Accounts receivable, net                                                                  72                3,601
    Deferred tax asset                                                                     4,553                4,549
    Other current assets                                                                   1,601                1,079
----------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                      47,204               57,961
----------------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                                 7,032                6,300
----------------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held under contract for sale                                                     31,117               30,826
    Land held for development                                                             25,230               24,965
    Notes receivable-less current installments                                            57,383               53,201
    Cash and cash equivalents-restricted                                                   9,202                9,175
    Investments in and notes from unconsolidated affiliates                                  951                  839
    Deferred tax asset                                                                     4,300                3,870
    Other long-term assets                                                                 6,367                6,042
----------------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                       134,550              128,918
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                            $188,786             $193,179
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                                        $152                 $105
    Current maturities of long-term debt                                                   1,325                1,325
    Current installments of capital lease obligations                                          -                  123
    Income taxes payable                                                                   4,244                3,906
    Litigation and claims accrual                                                          6,309                6,572
    Accrued payroll and related                                                              706                  671
    Other accrued expenses                                                                 3,906                2,670
----------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                 16,642               15,372
----------------------------------------------------------------------------------------------------------------------
Long-term Liabilities:
    Capital lease obligations-less current installments                                        -                5,591
    Other long-term liabilities                                                              224                  225
----------------------------------------------------------------------------------------------------------------------
Total Long-Term Liabilities                                                                  224                5,816
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                         16,866               21,188
----------------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 common shares issued and outstanding
    at March 31, 2002, and December 30, 2001                                                 106                  106
    Additional paid-in-capital                                                           131,525              131,525
    Retained Earnings                                                                     40,357               40,420
    Accumulated other comprehensive loss                                                     (68)                 (60)
----------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                               171,920              171,991
----------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $188,786             $193,179
======================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                           -----------------------------------------------------
                                                                 MARCH 31, 2002             APRIL 1, 2001
                                                                 --------------             -------------
                                                           (AS RESTATED, SEE NOTE 8)  (AS RESTATED, SEE NOTE 8)
REVENUES:
     Management fee income                                                     $1,502                    $9,223

COSTS AND EXPENSES:
     Selling, general and administrative                                        2,099                     2,580
     Depreciation and amortization                                                 99                       331
----------------------------------------------------------------------------------------------------------------
         Total costs and expenses                                               2,198                     2,911
----------------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                                  (696)                    6,312
----------------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                              736                       880
     Interest expense                                                             (23)                      (24)
     Equity in loss of unconsolidated affiliates                                 (123)                     (109)
----------------------------------------------------------------------------------------------------------------
         Total other income, net                                                  590                       747
----------------------------------------------------------------------------------------------------------------

Earnings (loss) before income taxes                                              (106)                    7,059
Provision (benefit) for income taxes                                              (43)                    2,894
----------------------------------------------------------------------------------------------------------------


NET EARNINGS (LOSS)                                                              ($63)                   $4,165
================================================================================================================

BASIC EARNINGS (LOSS) PER SHARE                                                ($0.01)                    $0.39
================================================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                                              ($0.01)                    $0.39
================================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                     10,638                    10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                      -                       144
----------------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                           10,638                    10,782
================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                              -----------------------------------------------------

                                                                   MARCH 31, 2002             APRIL 1, 2001
                                                              -----------------------------------------------------
                                                              (AS RESTATED, SEE NOTE 8) (AS RESTATED, SEE NOTE 8)
NET EARNINGS (LOSS)                                                                ($63)                    $4,165

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized gains (losses) on securities:
          Unrealized holding gains (losses) during the period                        (8)                        53
          Reclassification adjustment for losses included
             in net earnings                                                          -                         67
                                                              -----------------------------------------------------

COMPREHENSIVE EARNINGS (LOSS)                                                      ($71)                    $4,285
                                                              =====================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                             ------------------

                                                                                  MARCH 31, 2002             APRIL 1, 2001
                                                                                  --------------             -------------
                                                                             (AS RESTATED, SEE NOTE 8) (AS RESTATED, SEE NOTE 8)
OPERATING ACTIVITIES:
     Net earnings (loss)                                                                          ($63)                    $4,165
     Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
      Depreciation and amortization                                                                 99                        331
      Equity in loss of unconsolidated affiliates                                                  123                        109
      Changes in operating assets and liabilities:
           Accounts receivable                                                                   3,529                     (4,708)
           Income taxes                                                                            338                      2,902
           Accounts payable                                                                         47                         63
           Accrued expenses                                                                      1,008                       (974)
           Other                                                                                  (127)                      (889)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                        4,954                        999
----------------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                               -                     (5,208)
     Short-term investments, sales/maturities                                                        -                     24,882
     Payments for land held under contract for sale                                               (291)                         -
     Payments for land held for development                                                       (265)                   (12,000)
     Advances on notes receivable                                                               (4,557)                   (10,958)
     Proceeds from repayment of notes receivable                                                    67                      2,926
     Investment in and notes receivable from unconsolidated affiliates                            (160)                      (303)
     Increase in restricted cash, net                                                              (27)                    (2,803)
     Increase in other long-term assets                                                           (851)                      (113)
     Payments for property and equipment, net                                                     (832)                       (19)
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                                           (6,916)                    (3,596)
----------------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                      (5,714)                         -
----------------------------------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                           (5,714)                         -
----------------------------------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                                       (7,676)                    (2,597)
Cash and cash equivalents - beginning of period                                                 42,638                     10,469
----------------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                                      $34,962                     $7,872
==================================================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                                     $25                        $24
      Income taxes                                                                                   5                      1,292

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

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the fair value of the property is included as land held under contract for sale on the accompanying balance sheets as of March 31, 2002 and December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the property.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



LAND HELD FOR DEVELOPMENT

Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. Lakes is currently in negotiations with a joint venture partner to develop this site for an upscale time-share project. It is contemplated that Lakes will contribute the property, valued at $16.0 million, and be required to make no other material contributions of cash or property to the project.

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $9.2 million and $8.9 million as of March 31, 2002 and December 30, 2001, respectively.

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

The Company does not believe that the adoption of these statements will have a material impact on its financial position or results of operations.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.     BASIS OF PRESENTATION

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

The consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 30, 2001.

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

Notes receivable consist of the following (in thousands):

                                                                       March 31, 2002          December 30, 2001
                                                                       --------------          -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with
variable interest rates (not to exceed 10%) (5.75% at
March 31, 2002), receivable in 60 monthly installments
subsequent to commencement date                                              $37,035                 $35,236

Notes from the Shingle Springs Band of Miwok Indians
with variable interest rates (6.75% at March 31, 2002),
receivable in 48 monthly installments subsequent to
commencement date                                                              7,680                   6,684

Notes from Jamul Indian Village with variable interest rates
(6.75% at March 31, 2002), receivable in 48 monthly
installments subsequent to commencement date                                   6,486                   5,540

Other                                                                          6,182                   5,741

Operating properties:

Notes from the Coushatta Tribe with variable interest rates
(5.75% at December 30, 2001), receivable in 84 monthly
installments through January 2002                                                  -                      67
                                                                             -------                 -------
Total notes receivable                                                        57,383                  53,268

Less -- current installments of notes receivable                                   -                     (67)
                                                                             -------                 -------

Notes receivable, less current installments                                  $57,383                 $53,201
                                                                             =======                 =======

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and operating cash flow of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of March 31, 2002 and December 30, 2001, $7.2 million and $6.1 million, respectively, of interest on notes related to properties under development has been deferred.

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

5.     CAPITAL LEASE OBLIGATIONS

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included in the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, the Company completed the purchase of its corporate office building for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

6.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases an airplane under a non-cancelable operating lease. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments, due under this lease as of March 31, 2002, considering both one-year renewals are exercised, are as follows (in thousands):


                                               Operating Leases
                                               ----------------
                2002                                $  450
                2003                                   600
                2004                                   600
                2005                                   200
                                                    ------
                                                    $1,850
                                                    ======

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

As security to support Lakes' indemnification obligations to Grand, Lakes has agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, to cover various commitments and contingencies related to or arising out of, Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations) consisting of four annual installments of $7.5 million, during the four-year period subsequent to December 31, 1998. Any surplus proceeds remaining in this trust after all the secured obligations are indefeasibly paid in full and discharged shall be paid over to Lakes.

Lakes made the first deposit of $7.5 million on December 31, 1999 and in July, 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's consolidated balance sheet. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. As of March 31, 2002, and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying consolidated balance sheets.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

LEGAL PROCEEDINGS

The following summaries describe certain known legal proceedings to which Grand is a party which Lakes has assumed, or with respect to which Lakes may have agreed to indemnify Grand, in connection with the Distribution.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



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

In May 1998, Grand responded to Stratosphere's complaint. That response denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

7.     RELATED PARTY TRANSACTIONS

During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC, which has since been acquired by Living Benefits Financial Services. In March 2001, the Board of Directors of Lakes decided not to make further loans to ViatiCare. The outstanding note receivable balance from Living Benefits to lakes was $4.0 million as of March 31, 2002 and December 30, 2001. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002 due to increased competition in the viatical insurance business and restrictions on the ability to make further policy acquisitions.

Subsequent to the decision by the Lakes Board to make no further loans to ViatiCare, L. B. Acquisitions, LLC, which is owned by Lyle Berman, the Chief Executive Officer and Director of Lakes, has made loans to Living Benefits. Advances outstanding were $5.3 million as of March 31, 2002 and $4.9 million as of December 30, 2001. As an incentive to make the loans, L. B. Acquisitions was granted an initial 9% voting interest in Living Benefits and was given the option to convert the loan balance into 45% of the voting interest in Living Benefits. Therefore, Lyle Berman, through L. B. Acquisitions, beneficially owns a total of approximately 55% of the voting interest of Living Benefits.

8.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the quarter ended March 31, 2002, management of the Company determined that the contract to sell the Polo Plaza Shopping Center property entered into in December 2001 should not have been recognized as a sale for accounting purposes, but should have been accounted for under the deposit method of accounting as specified by SFAS No. 66, Accounting for Sale of Real Estate. In addition, management determined that the interest on notes receivable related to the development of casinos should have been deferred because the interest is not payable until the casinos are open and generating operating cash flow. As a result, the accompanying consolidated financial statements for the quarters ended March 31, 2002 and April 1, 2001 have been restated to correct the accounting for these transactions.

                       LAKES GAMING, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


A summary of the significant effects of the restatement is as follows:


                                                          March 31, 2002
                                                          --------------
                                                 As previously
Balance Sheets:                                    reported           Restated
                                                 -------------        --------
Current installments of notes receivable           $ 27,265          $     -
Land held under contract for sale                         -            31,117
Notes receivable - less current installments         72,250            57,383
Interest receivable                                   7,311               126
Other long-term assets                                7,736            10,541
Total Shareholders' Equity                          176,302           171,920




                                                          March 31, 2002                     April 1, 2001
                                                          --------------                     -------------
                                                 As previously                      As previously
Statements of Earnings (Loss):                     reported        Restated           reported       Restated
                                                 -------------     --------         -------------    --------
Interest Income                                    $  1,785          $    736       $  1,816         $    880
Earnings (loss) before income taxes                     943              (106)         7,995            7,059
Provision (benefit) for income taxes                    387               (43)         3,278            2,894
Net Earnings (Loss)                                     556               (63)         4,717            4,165
Basic Earnings (Loss) per share                    $   0.05          $   (0.01)     $   0.44         $   0.39
Diluted Earnings (Loss) per share                  $   0.05          $   (0.01)     $   0.44         $   0.39



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 8 to the consolidated financial statements included in Item 1, the accompanying financial statements have been restated. The following Management's Discussion and Analysis reflects this restatement.

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

Interest income from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive operating cash flow from the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of March 31, 2002 and December 30, 2001, $7.2 million and $6.1 million, respectively, of interest on notes related to properties under development has been deferred.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K/A for the year ended December 30, 2001.

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

The Company does not believe that the adoption of these statements will have a material impact on its financial position or results of operations.

RESULTS OF OPERATIONS

Revenues are calculated in accordance with accounting principles generally accepted in the United States of America and are presented in a manner consistent with industry practice. Net distributable profits are computed by the Indian casinos using a modified cash basis of accounting in accordance with the management contracts. Under this modified cash basis of accounting prescribed by the management contract to calculate management fees, the write-off of capital equipment and leased assets for the casino operations is accelerated, which thereby impacts the timing of net distributable profits.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Other

Interest income was $0.7 million and $0.9 million for the three months ended March 31, 2002 and April 1, 2001, respectively. Equity in loss of unconsolidated affiliates remained constant at $0.1 million.

Earnings per Common Share and Net Earnings

For the three months ended March 31, 2002, basic and diluted loss per common share were ($0.01). This compares to basic and diluted earnings of $0.39 per common share, for the three months ended April 1, 2001. Net losses totaled $0.1 million for the three months ended March 31, 2002 compared to earnings of $4.2 million for the three months ended April 1, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above.

Outlook

Except for fees earned from the management of Grand Casino Coushatta through January 16, 2002, it is currently contemplated that there will be no additional operating revenues for the remainder of 2002. Although none of the existing casino development projects are expected to produce revenue in 2002, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. Currently, operating expenses are expected to remain consistent for the remainder of 2002. The Company's cash position is considered adequate to cover expected 2002 operating expenses.

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

For the three months ended March 31, 2002 and April 1, 2001, net cash provided by operating activities totaled $5.0 million and $1.0 million, respectively. A $4.2 million reduction in net earnings was more than offset by changes in accounts receivable, which increased by $4.7 million during the 2001 period and decreased by $3.5 million during the 2002 period. For the three months ended March 31, 2002 and April 1, 2001, net cash used in investing activities totaled $6.9 million and $3.6 million, respectively. Included in these investing activities for the three months ended March 31, 2002 and April 1, 2001, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $0.1 million and $2.9 million, respectively. Advances under notes receivable were $4.6 million and $11.0 million for the three months ended March 31, 2002 and April 1, 2001, respectively. There was a net decrease in short-term investments of $0 and $19.7 million for the three months ended March 31, 2002 and April 1, 2001, respectively.

Also during these periods, payments for land held for development amounted to $0.3 million and $12.0 million, respectively. Included in the payments for land held for development of $12.0 million during the three months ended April 1, 2001 was the purchase of the Shark Club property in Las Vegas, Nevada for approximately $10.1 million. The remaining decrease in payments made for land held for development from the prior year quarter to the current year quarter is the result of the contract for sale of the Polo Plaza Shopping Center and Travelodge sites on December 28, 2001.

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

                       LAKES GAMING, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million during the four-year period subsequent to December 31, 1998. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash in the accompanying consolidated balance sheets as of March 31, 2002 and December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate rather than as a sale. Therefore, the fair value of the property is included as land held under contract for sale in the accompanying balance sheets as of June 30, 2002 and December 30, 2001. The transaction price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

Lakes also has approximately $57.4 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 4 to the Consolidated Financial Statements.

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

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included in the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the agreement with Grand Casinos, Lakes purchased the building as discussed above.

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

PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this integrated Quarterly Report on Form 10-Q/A and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

Such forward-looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes; possible impairment of notes receivable of Indian tribes held by Lakes, which represent a large portion of Lakes' assets; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K/A for the fiscal year ended December 30, 2001.

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

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income, if interest rates rise or fall. As of March 31, 2002, Lakes had $57.4 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $3.5 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.6 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.6 million in deferred interest income over the same twelve month period.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

The following summaries describe certain known legal proceedings to which Grand is a party which Lakes has assumed, or with respect to which Lakes may have agreed to indemnify Grand, in connection with the Distribution.

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

In May 1998, Grand responded to Stratosphere's complaint. That response denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Purchase Agreement dated October 31, 2001 by and between Park Place Entertainment Corp. and Lakes Gaming, Inc. Filed with original Form 10-Q report for the quarter ended March 31, 2002, as filed on May 14, 2002.

       99.1     Certification of Chief Executive Officer

       99.2     Certification of Chief Financial Officer

(b)    Reports on Form 8-K

         (i)    A Form 8-K, Item 5. Other Events, was filed on January 2, 2002.

        (ii)    A Form 8-K, Item 5. Other Events, was filed on February 4, 2002.

       (iii)    A Form 8-K, Item 5. Other Events, was filed on March 1, 2002.

        (iv)    A Form 8-K, Item 5. Other Events, was filed on April 19, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated: September 18, 2002                     LAKES GAMING, INC.
                                              --------------------------
                                              Registrant


                                              / S / LYLE BERMAN
                                              --------------------------
                                              Lyle Berman
                                              Chairman of the Board,
                                              Chief Executive Officer and
                                              President

                                 CERTIFICATIONS



I, Lyle Berman, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Lakes Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                              /s/Lyle Berman
                                              --------------------------
                                              Lyle Berman
                                              Chief Executive Officer



I, Timothy J. Cope, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Lakes Entertainment, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

                                              /s/Timothy J. Cope
                                              --------------------------
                                              Timothy J. Cope
                                              Chief Financial Officer