Form 10-Q
period 2002-06-30
LAKES ENTERTAINMENT INC
filed 2002-09-20
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q
                                   (Mark One)

        X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -------      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -------      SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to
                               ------------------    --------------------

                           Commission File No. 0-24993


                            LAKES ENTERTAINMENT, INC.
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

As of September 13, 2002, there were 10,638,098 shares of Common Stock, $0.01 par value per share, outstanding.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                      PAGE OF
                                                                                                     FORM 10-Q
                                                                                                     ---------

    PART I.       FINANCIAL INFORMATION

                  ITEM 1.     FINANCIAL STATEMENTS

                              Consolidated Balance Sheets as of June 30, 2002                             3
                              and December 30, 2001

                              Consolidated Statements of Earnings for the three                           4
                              months ended June 30, 2002 and July 1, 2001 (Restated)

                              Consolidated Statements of Comprehensive Earnings                           5
                              for the three months ended June 30, 2002 and
                              July 1, 2001 (Restated)

                              Consolidated Statements of Earnings for the six months                      6
                              ended June 30, 2002 and July 1, 2001 (Restated)

                              Consolidated Statements of Comprehensive Earnings                           7
                              for the six months ended June 30, 2002 and July 1, 2001
                              (Restated)

                              Consolidated Statements of Cash Flows for the six                           8
                              months ended June 30, 2002 and July 1, 2001 (Restated)

                              Notes to Consolidated Financial Statements                                  9

                  ITEM 2.     MANAGEMENT'S DISCUSSION AND                                                20
                              ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

                  ITEM 3.     QUANTITATIVE AND QUALITATIVE                                               30
                              DISCLOSURES ABOUT MARKET RISK

    PART II.      OTHER INFORMATION

                  ITEM 1.     LEGAL PROCEEDINGS                                                          31

                  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF                                         33
                              SECURITY HOLDERS

                  ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                           34

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     JUNE 30, 2002     DECEMBER 30, 2001
                                                                     -------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                           $   20,481         $   42,638
    Short-term investments                                                     992              2,027
    Current installments of notes receivable                                    --                 67
    Related party receivables                                                   --              4,000
    Accounts receivable, net                                                    --              3,601
    Deferred tax asset                                                       4,522              4,549
    Other current assets                                                     2,354              1,079
                                                                        ----------         ----------
Total Current Assets                                                        28,349             57,961
                                                                        ----------         ----------
Property and Equipment-Net                                                   7,148              6,300
                                                                        ----------         ----------
Other Assets:
    Land held under contract for sale                                       28,492             30,826
    Land held for development                                               28,895             24,965
    Notes receivable-less current installments                              62,978             53,201
    Cash and cash equivalents-restricted                                     9,230              9,175
    Investments in and notes from unconsolidated affiliates                    893                839
    Deferred tax asset                                                       4,849              3,870
    Other long-term assets                                                   6,337              6,042
                                                                        ----------         ----------
Total Other Assets                                                         141,674            128,918
                                                                        ----------         ----------
TOTAL ASSETS                                                            $  177,171         $  193,179
                                                                        ==========         ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                    $       --         $      105
    Current maturities of long-term debt                                       975              1,325
    Current installments of capital lease obligations                           --                123
    Income taxes payable                                                       359              3,906
    Litigation and claims accrual                                            6,197              6,572
    Accrued payroll and related                                                824                671
    Other accrued expenses                                                   3,807              2,670
                                                                        ----------         ----------
Total Current Liabilities                                                   12,162             15,372
                                                                        ----------         ----------
Long-term Liabilities:
    Capital lease obligations-less current installments                         --              5,591
    Other long-term liabilities                                                224                225
                                                                        ----------         ----------
Total Long-Term Liabilities                                                    224              5,816
                                                                        ----------         ----------
TOTAL LIABILITIES                                                           12,386             21,188
                                                                        ----------         ----------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 common shares issued and outstanding
    at June 30, 2002, and December 30, 2001                                    106                106
    Additional paid-in-capital                                             131,525            131,525
    Retained Earnings                                                       33,177             40,420
    Accumulated other comprehensive loss                                       (23)               (60)
                                                                        ----------         ----------
Total Shareholders' Equity                                                 164,785            171,991
                                                                        ----------         ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $  177,171         $  193,179
                                                                        ==========         ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                      -------------------------------

                                                                      JUNE 30, 2002      JULY 1, 2001
                                                                      -------------      ------------
                                                                                   (AS RESTATED, SEE NOTE 9)

Revenues:
     Management fee income                                                $      --         $   9,599

COSTS AND EXPENSES:
     Selling, general and administrative                                      9,572             2,940
     Depreciation and amortization                                              120               329
                                                                          ---------         ---------
         Total Costs and Expenses                                             9,692             3,269
                                                                          ---------         ---------

EARNINGS (LOSS) FROM OPERATIONS                                              (9,692)            6,330
                                                                          ---------         ---------

OTHER INCOME (EXPENSE):
     Interest income                                                            436               593
     Interest expense                                                           (24)              (24)
     Equity in loss of unconsolidated affiliates                               (108)             (153)
     Write-down of investment in unconsolidated affiliates                       --              (666)
                                                                          ---------         ---------
         Total other income, net                                                304              (250)
                                                                          ---------         ---------

Earnings (loss) before income taxes                                          (9,388)            6,080
Provision (benefit) for income taxes                                         (2,208)            2,493
                                                                          ---------         ---------

NET EARNINGS (LOSS)                                                       $  (7,180)        $   3,587
                                                                          =========         =========

BASIC EARNINGS (LOSS) PER SHARE                                           $   (0.67)        $    0.34
                                                                          =========         =========

DILUTED EARNINGS (LOSS) PER SHARE                                         $   (0.67)        $    0.33
                                                                          =========         =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                   10,638            10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                   --               120
                                                                          ---------         ---------
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING                       10,638            10,758
                                                                          =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                Consolidated Statements of Comprehensive Earnings
                                 (In thousands)
                                   (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                      -------------------------------

                                                                      JUNE 30, 2002      JULY 1, 2001
                                                                      -------------      ------------
                                                                                   (AS RESTATED, SEE NOTE 9)

NET EARNINGS (LOSS)                                                       $  (7,180)         $  3,587

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
       Unrealized losses on securities:
          Unrealized holding losses during the period                            (2)             (225)
          Reclassification adjustment for losses included
             in net earnings                                                     47                12
                                                                          ---------          --------

COMPREHENSIVE EARNINGS (LOSS)                                             $  (7,135)         $  3,374
                                                                          =========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED
                                                           -------------------------------

                                                           JUNE 30, 2002      JULY 1, 2001
                                                           -------------      ------------
                                                                        (AS RESTATED, SEE NOTE 9)

REVENUES:
     Management fee income                                     $   1,502         $  18,822

COSTS AND EXPENSES:
     Selling, general and administrative                          11,671             5,520
     Depreciation and amortization                                   219               660
                                                               ---------         ---------
         Total Costs and Expenses                                 11,890             6,180
                                                               ---------         ---------

EARNINGS (LOSS) FROM OPERATIONS                                  (10,388)           12,642
                                                               ---------         ---------

OTHER INCOME (EXPENSE):
     Interest income                                               1,172             1,473
     Interest expense                                                (47)              (48)
     Equity in loss of unconsolidated affiliates                    (231)             (262)
     Write-down of unconsolidated affiliates                          --              (666)
                                                               ---------         ---------
         Total other income, net                                     894               497
                                                               ---------         ---------

Earnings (loss) before income taxes                               (9,494)           13,139
Provision (benefit) for income taxes                              (2,251)            5,387
                                                               ---------         ---------

NET EARNINGS (LOSS)                                            $  (7,243)        $   7,752
                                                               =========         =========

BASIC EARNINGS (LOSS) PER SHARE                                $   (0.68)        $    0.73
                                                               =========         =========

DILUTED EARNINGS (LOSS) PER SHARE                              $   (0.68)        $    0.72
                                                               =========         =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,638            10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                         -               132
                                                               ---------         ---------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                              10,638            10,770
                                                               =========         =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                      -------------------------------

                                                                      JUNE 30, 2002      JULY 1, 2001
                                                                      -------------      ------------
                                                                                    (AS RESTATED, SEE NOTE 9)

NET EARNINGS (LOSS)                                                       $  (7,243)         $  7,752

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
       Unrealized losses on securities:
          Unrealized holding losses during the period                           (10)             (105)
          Reclassification adjustment for losses included
             in net earnings                                                     47                79
                                                                          ---------          --------

COMPREHENSIVE EARNINGS (LOSS)                                             $  (7,206)         $  7,726
                                                                          =========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         SIX MONTHS ENDED
                                                                                 -------------------------------

                                                                                 JUNE 30, 2002      JULY 1, 2001
                                                                                 -------------      ------------
                                                                                              (AS RESTATED, SEE NOTE 9)

OPERATING ACTIVITIES:
     Net earnings (loss)                                                            $   (7,243)       $    7,752
     Adjustments to reconcile net earnings (loss) to net cash
       provided by operating activities:
      Depreciation and amortization                                                        218               660
      Equity in loss of unconsolidated affiliates                                          231               260
      Impairment of land held under contract for sale                                    3,000                --
      Write down of assets held as investments                                              --               666
      Write down of related party receivables                                            4,000                --
      Changes in operating assets and liabilities:
           Accounts receivable                                                           3,601            (4,761)
           Income taxes                                                                 (3,547)            3,099
           Accounts payable                                                               (105)               87
           Accrued expenses                                                                915              (664)
           Other                                                                        (1,565)             (546)
                                                                                    ----------        ----------
Net Cash (Used in) Provided by Operating Activities                                       (495)            6,553
                                                                                    ----------        ----------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                      --           (11,708)
     Short-term investments, sales/maturities                                            1,101            33,602
     Payments for land held under contract for sale                                       (666)               --
     Payments for land held for development                                             (4,910)          (15,380)
     Advances on notes receivable                                                       (9,947)          (16,349)
     Proceeds from repayment of notes receivable                                            67             5,936
     Investment in and notes receivable from unconsolidated affiliates                    (139)             (404)
     Increase in restricted cash, net                                                      (55)           (2,940)
     Increase in other long-term assets                                                   (333)             (188)
     Payments for property and equipment, net                                             (716)             (553)
                                                                                    ----------        ----------
Net Cash Used in Investing Activities                                                  (15,598)           (7,984)
                                                                                    ----------        ----------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                              (5,714)               --
     Payments on long-term debt                                                           (350)               --
                                                                                    ----------        ----------
Net Cash Used in Financing Activities                                                   (6,064)               --
                                                                                    ----------        ----------

Net decrease in cash and cash equivalents                                              (22,157)           (1,431)
Cash and cash equivalents - beginning of period                                         42,638            10,469
                                                                                    ----------        ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                           $   20,481        $    9,038
                                                                                    ==========        ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                      $       49        $       49
      Income taxes                                                                           5             3,995

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BUSINESS

Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand").

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

During March 2002, the Company made an investment in a joint venture with Steven Lipscomb, a producer of televised poker tournaments. The purpose of this joint venture is to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The terms of this investment required Lakes to make an investment of $0.1 million for an approximate 78% ownership position in the joint venture. Lakes is also required to lend up to $3.2 million to the joint venture as needed. The joint venture has issued a note to Lakes at 6.2% interest per annum with principal payable at the end of three years. The amount outstanding on the note was $0.7 million as of June 30, 2002. The Lakes'
note is secured by a blanket security interest in all assets of the joint venture. If certain predetermined goals are not achieved by the joint venture, Lakes has the right to stop advances on the note. If Lakes were to elect to stop funding the joint venture, all outstanding principal amounts would be due one year from the date Lakes stopped funding.

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the fair value of the property is included as land held under contract for sale on the accompanying balance sheets as of June 30, 2002 and December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period has been extended through September 27, 2002. Certain of these conditions have not yet been satisfied as of September 15, 2002. If the conditions are not satisfied or waived by Metroflag within the prescribed period, Metroflag has the right to require Lakes to repurchase the properties.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Lakes and Metroflag have agreed in principle, subject to proper documentation, to restructure the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties have agreed in principle to reduce the purchase price from $23.3 million to $21.3 million. On the payment date, which is scheduled to be no later than January 31, 2003, $17.3 million of the purchase price will be paid to Lakes in cash and $4.0 million will be paid through the issuance to Lakes of a preferred membership interest in Metroflag. On or before the first anniversary of the payment date, Metroflag Polo may elect to distribute to Lakes $3.0 million in cash as full return of Lakes' preferred interest. If Lakes' preferred interest remains outstanding at any time on or after the fourth anniversary of the payment date, Lakes can require Metroflag to repurchase the preferred interest for $4.0 million plus a priority return of eight percent (8%) per annum. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest.

LAND HELD FOR DEVELOPMENT

Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make an initial working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, valued at $16 million. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project.

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $12.8 million and $8.9 million as of June 30, 2002 and December 30, 2001, respectively.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California. During the first quarter of 2001, Lakes wrote off its 50 percent investment in PCG Corning, LLC, also a joint venture formed to develop a casino on Indian-owned land in California. Additionally, as a result of its spin-off from Grand, Lakes received a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ pursuant to which NHKQ acquired Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down charge of $0.7 million before tax, during the second quarter of 2001.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 30, 2001.

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

The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations. As of June 30, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

4.     NOTES RECEIVABLE

The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective casinos. Through June 30, 2002, no amounts have been withheld under these provisions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Notes receivable consist of the following (in thousands):

                                                                      June 30, 2002   December 30, 2001
                                                                      -------------   -----------------

Properties under development:

Notes from the Pokagon Band of Potawatomi Indians
with variable interest rates (not to exceed 10%)
(5.75% at June 30, 2002), receivable in 60 monthly
installments subsequent to commencement date                           $     38,166     $     35,236

Notes from the Shingle Springs Band of Miwok Indians
with variable interest rates (6.75% at June 30,
2002), receivable in 48 monthly installments
subsequent to commencement date                                              10,007            6,684

Notes from Jamul Indian Village with variable
interest rates (6.75% at June 30, 2002), receivable
in 48 monthly installments subsequent to commencement date                    7,755            5,540

Other                                                                         7,050            5,741

Operating properties:

Notes from the Coushatta Tribe with variable interest
rates (5.75% at December 30, 2001), receivable in 84
monthly installments through January 2002                                        --               67
                                                                       ------------     ------------

Total notes receivable                                                       62,978           53,268
Less - current installments of notes receivable                                  --              (67)
                                                                       ------------     ------------
Notes receivable, less current installments                            $     62,978     $     53,201
                                                                       ============     ============

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive operating cash flow of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of June 30, 2002 and December 30, 2001, $8.4 million and $6.1 million of interest on notes related to properties under development has been deferred.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through June 30, 2002.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     LONG-TERM DEBT

The Company currently has one note payable with a third party. This note is collateralized by certificates of deposit, with $1.0 million outstanding at June 30, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. A second note which was collateralized by property with $0.4 million outstanding at June 20, 2002 and December 30, 2001 was paid off on June 20, 2002.

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

7.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases an airplane under a non-cancelable operating lease. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments, due under this lease as of June 30, 2002, considering both one-year renewals are exercised, are as follows (in thousands):

                                                          Operating Leases
                                                          ----------------

                           2002                                $   300
                           2003                                    600
                           2004                                    600
                           2005                                    200
                                                               -------
                                                               $ 1,700
                                                               =======

PURCHASE OPTIONS

The Company has the right to purchase the airplane it leases during the base lease term and any renewal term for approximately $8 million.

During 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Lakes made the first deposit of $7.5 million on December 31, 1999 and in July 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's consolidated balance sheet. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. As of June 30, 2002 and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying consolidated balance sheets.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items based on management's best estimate. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of June 30, 2002.

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

8.     RELATED PARTY TRANSACTIONS

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

Subsequent to the decision by the Lakes Board to make no further loans to ViatiCare, L. B. Acquisitions, LLC, which is owned by Lyle Berman, the Chief Executive Officer and a Director of Lakes, has made loans to Living Benefits. Advances outstanding were $6.0 million as of June 30, 2002 and $4.9 million as of December 30, 2001. As an incentive to make the loans, L. B. Acquisitions was granted an initial 9% voting interest in Living Benefits and was given the option to convert the loan balance into 45% of the voting interest in Living Benefits. Therefore, Lyle Berman, through L. B. Acquisitions, beneficially owns a total of 55% of the voting interest of Living Benefits.

9.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three and six months ended July 1, 2001, management of the Company determined that the interest on notes receivable related to the development of casinos should have been deferred because the interest is not payable until the casinos are open and generating operating cash flow. As a result, the accompanying consolidated financial statements for the three and six month periods ended July 1, 2001 have been restated to correct the accounting for these transactions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


A summary of the significant effects of the restatement is as follows:

                                               Three Months Ended                  Six Months Ended
                                                  July 1, 2001                       July 1, 2001
                                          ------------------------------    ------------------------------

                                          As previously                     As previously
                                            reported         Restated          reported         Restated
                                          -------------     ------------    -------------     ------------
     Statements of Earnings (Loss):

     Interest Income                           $  1,599         $    593        $   3,414        $   1,473
     Earnings before income taxes                 7,086            6,080           15,081           13,139
     Provision for income taxes                   2,906            2,493            6,184            5,387
     Net earnings                                 4,180            3,587            8,897            7,752
     Basic Earnings Per Share                  $   0.39         $   0.34        $    0.84        $    0.73
     Diluted Earnings Per Share                    0.39             0.33             0.83             0.72

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 9 to the consolidated financial statements included in Item 1, the accompanying consolidated financial statements have been restated. The following Management's Discussion and Analysis reflects this restatement.

OVERVIEW

Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, to the shareholders of Grand Casinos, Inc. ("Grand").

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan. (2) Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino approximately 75 miles north of San Francisco, California. (4) Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has indicated that it will submit additional information to the BIA for reconsideration.

Additionally, in March 2002, the Company made an investment in World Poker Tour, LLC, a joint venture formed to film and produce poker tournaments for television broadcast.

Lakes owns the Shark Club property which is an approximate 3.5 acre undeveloped site on the Las Vegas Strip in Las Vegas, Nevada. During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and experienced time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make an initial working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, valued at $16 million. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


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

Lakes' limited operating history may not be indicative of Lakes' future performance. In addition, a comparison of results from year to year may not be meaningful due to the opening of new facilities and the buy-out and/or cessation of other casino management contracts. Lakes' growth strategy contemplates the development of existing projects, the pursuit of opportunities to develop and manage additional gaming facilities and the pursuit of new business opportunities. The successful implementation of this growth strategy is contingent upon the satisfaction of various conditions, including obtaining governmental approvals, the impact of increased competition, and the occurrence of certain events, many of which are beyond the control of Lakes.

CRITICAL ACCOUNTING POLICIES

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

REALIZABILITY OF NOTES RECEIVABLE: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective casinos. Through December 30, 2001, no amounts have been withheld under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and operating cash flow of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of June 30, 2002 and December 30, 2001, $8.4 million and $6.1 million of interest on notes related to properties under development has been deferred.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


RESULTS OF OPERATIONS

Revenues are calculated in accordance with accounting principles generally accepted in the United States of America and are presented in a manner consistent with industry practice. Historically, net distributable profits by the Indian casinos were computed using a modified cash basis of accounting in accordance with the management contracts to calculate management fees. Under this modified cash basis of accounting prescribed by the management contracts, the write-off of capital equipment and leased assets for the casino operations was accelerated, which thereby impacted the timing of net distributable profits.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JULY 1, 2001

Revenues

Total revenues were $1.5 million for the six months ended June 30, 2002 compared to $18.8 million for the same period in the prior year. Revenues in both years were derived from fees related to the management of Grand Casino Coushatta. Revenues and earnings for the current year were less than the same period last year primarily due to the expiration of the management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta on January 16, 2002. The Company's revenues and earnings will not include contributions from the Coushatta operation going forward. As of June 30, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

Costs and Expenses

Total costs and expenses were $11.9 million for the six months ended June 30, 2002, compared to $6.2 million for the same period in the prior year. Selling, general and administrative expenses increased from $5.5 million for the six months ended July 1, 2001 to $11.7 million for the six months ended June 30, 2002. This increase is primarily due to an impairment of the $4.0 million note receivable from Living Benefits Financial Services, LLC, as well as the $3.0 million additional impairment charge taken on the Polo Plaza and Travelodge properties during the second quarter of 2002. The impairment charge is described under "Liquidity and Capital Resources" below. This increase is partially offset by a decline in rent expense resulting from the purchase of the corporate office building in January 2002. Fewer costs relating to travel also partially offset the increase in selling, general and administrative expenses during the current year period.

Other

Interest income was $1.2 million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended July 1, 2001. Equity in loss of unconsolidated affiliates was $0.2 million and $0.3 million for the six months ended June 30, 2002 and July 1, 2001, respectively. Write-down of unconsolidated affiliates was $0.7 million for the six months ended July 1, 2001. In June 2001, Lakes entered into an agreement with New Horizon Kids Quest (NHKQ), pursuant to which NHKQ acquired Lakes' interest in NHKQ. As a result, Lakes incurred a one-time write-down charge of $0.7 million before tax. There were no such write-downs during the current year period.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Earnings per Common Share and Net Earnings

For the six months ended June 30, 2002, basic and diluted losses per common share were ($0.68). This compares to basic and diluted earnings per common share of $0.73 and $0.72, respectively, for the six months ended July 1, 2001. Net losses totaled $7.2 million for the six months ended June 30, 2002 compared to earnings of $7.8 million for the six months ended July 1, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above, as well as the ViatiCare note receivable impairment and impairment on Polo Plaza and Travelodge properties described above.

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JULY 1, 2001

Revenues

Total revenues were $9.6 million for the three months ended July 1, 2001, which were derived from fees related to the management of Grand Casino Coushatta. There were no revenues during the current year quarter due to the expiration of the management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta on January 16, 2002. The Company's revenues and earnings will not include contributions from the Coushatta operation going forward. As of June 30, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

Costs and Expenses

Total costs and expenses were $9.7 million for the three months ended June 30, 2002, compared to $3.3 million for the same period in the prior year. Selling, general and administrative expenses increased from $2.9 million for the three months ended July 1, 2001 to $9.6 million for the three months ended June 30, 2002. This increase is primarily due to an impairment of the $4.0 million note receivable from Living Benefits Financial Services, LLC, as well as the $3.0 million additional impairment charge taken on the Polo Plaza and Travelodge properties during the second quarter of 2002. This increase is partially offset by a decline in rent expense resulting from the purchase of the corporate office building in January 2002. Fewer costs relating to travel also partially offset the increase in selling, general and administrative expenses during the current year period.

Other

Interest income was $0.4 million for the three months ended June 30, 2002 compared to $0.6 million for the same period in the prior year. Equity in loss of unconsolidated affiliates was $0.1 million and $0.2 million for the three months ended June 30, 2002 and July 1, 2001, respectively.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Earnings per Common Share and Net Earnings

For the three months ended June 30, 2002, basic and diluted losses per common share were ($0.67). This compares to basic and diluted earnings of $0.34 and $0.33, respectively, per common share, for the three months ended July 1, 2001. Losses totaled $7.2 million for the three months ended June 30, 2002 compared to earnings of $3.6 million for the three months ended July 1, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above, as well as the Living Benefits note receivable impairment and impairment on Polo Plaza and Travelodge properties described above.

Outlook

Except for fees earned from the management of Grand Casino Coushatta through January 16, 2002, it is currently contemplated that there will be no additional operating revenues for the remainder of 2002. Although none of the existing casino development projects are expected to produce revenue in 2002, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. Currently, operating expenses are expected to remain consistent for the remainder of 2002, except for the non-recurring effect of the Living Benefits note receivable impairment and impairment on Polo Plaza and Travelodge properties described above. The Company's cash position is considered adequate to cover expected 2002 operating expenses.

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At June 30, 2002, Lakes had $29.7 million in restricted and unrestricted cash and cash equivalents. The Company also had $1.0 million in short-term, available-for-sale investments, consisting primarily of a fixed income portfolio made up of various types of bonds which are rated A1 or better. The cash and short-term investment balances are planned to be used to fund operating expenses and for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, the pursuit of additional business opportunities, and settlement of pending litigation matters.

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

As part of a recently announced investment in World Poker Tour, LLC, a joint venture formed to televise poker tournaments, the Company was required to invest $0.1 million for an approximately 78% ownership position in the joint venture. The Company is also required to loan up to $3.2 million to the joint venture as needed. As of June 30, 2002, $0.7 million in advances had been made by Lakes on this loan.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


For the six months ended June 30, 2002, net cash used in operating activities totaled $0.5 million. For the six months ended July 1, 2001, net cash provided by operating activities totaled $6.6 million. A $15.0 million reduction in net earnings was partially offset by changes in accounts receivable, which increased by $4.8 million during the 2001 period and decreased by $3.6 million during the 2002 period. Also contributing to the variance were changes in income taxes payable which increased by $3.1 million during the 2001 period and decreased by $3.5 million during the 2002 period. For the six months ended June 30, 2002 and July 1, 2001, net cash used in investing activities totaled $15.6 million and $8.0 million, respectively. Included in these investing activities for the six months ended June 30, 2002 and July 1, 2001, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $0.1 million and $5.9 million, respectively. Advances under notes receivable were $9.9 million and $16.3 million for the six months ended June 30, 2002 and July 1, 2001, respectively. There was a net decrease in short-term investments of $1.1 million and $21.9 million for the six months ended June 30, 2002 and July 1, 2001, respectively.

Also during these periods, payments for land held for development amounted to $4.9 million and $15.4 million, respectively. Included in the payments for land held for development of $15.4 million during the six months ended July 1, 2001 was the purchase of the Shark Club property in Las Vegas, Nevada for approximately $10.1 million. The remaining decrease in payments made for land held for development from the prior period to the current year period is the result of the transfer of title and ownership obligations related to the Polo Plaza Shopping Center to Metroflag Polo, LLC, and transfer of rights and obligations related to the Travelodge site to Metroflag BP, LLC, on December 28, 2001.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash in the accompanying consolidated balance sheets as of June 30, 2002 and December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

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

Lakes and Metroflag have agreed in principle, subject to proper documentation, to restructure the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties have agreed in principle to reduce the purchase price from $23.3 million to $21.3 million. On the payment date, which is scheduled to be no later than January 31, 2003, $17.3 million of the purchase price will be paid to Lakes in cash and $4.0 million will be paid through the issuance to Lakes of a preferred membership interest in Metroflag. On or before the first anniversary of the payment date, Metroflag Polo may elect to distribute to Lakes $3.0 million in cash as full return of Lakes' preferred interest. If Lakes' preferred interest remains outstanding at any time on or after the fourth anniversary of the payment date, Lakes can require Metroflag to repurchase the preferred interest for $4.0 million plus a priority return of eight percent (8%) per annum. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest.

Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and experienced time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make an initial working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, valued at $16 million. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project.

Lakes has approximately $63.0 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 4 to the Consolidated Financial Statements.

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

OBLIGATIONS

The Company currently has one note payable with a third party. This note is collateralized by certificates of deposit, with $1.0 million outstanding at June 30, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. A second note which was collateralized by property with $0.4 million outstanding at June 20, 2002 and December 30, 2001 was paid off on June 20, 2002.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2002, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. As of June 30, 2002, Lakes had $63.0 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $3.9 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.6 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.6 million in deferred interest income over the same twelve month period.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION


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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


Stratosphere claims in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002. A decision has not yet been issued.

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items based on management's best estimate. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheet as of June 30, 2002.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on June 5, 2002.

(b) At the Annual Meeting, all of management's nominees for directors as listed in the proxy statement were elected with the following vote:

         (1) Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                          Affirmative Votes             Authority Withheld
                                                          -----------------             ------------------

              Lyle Berman                                     10,087,176                       135,102
              Timothy J. Cope                                 10,087,956                       134,322
              Morris Goldfarb                                 10,087,618                       134,660
              Ronald Kramer                                   10,159,111                        63,167
              Neil I. Sell                                    10,158,987                        63,291

         (2) The shareholders approved an amendment to the Company's articles of incorporation to change the corporate name of the Company from "Lakes Gaming, Inc." to "Lakes Entertainment, Inc." with the following vote:

                             Affirmative Votes              Negative Votes            Abstentions
                             -----------------              --------------            -----------

                                 10,208,257                     7,170                    6,851

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         3 Articles of Amendment filed with the Minnesota Secretary of State on June 28, 2002 (incorporated by reference to Exhibit A to the definitive Proxy Statement dated May 3, 2002 for the 2002 Annual Meeting)

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         (i)      A Form 8-K, Item 5. Other Events, was filed on May 31, 2002.

         (ii)     A Form 8-K, Item 5. Other Events, was filed on August 7, 2002.

         (iii)    A Form 8-K, Item 5. Other Events, was filed on August 23,
                  2002.

         (iv)     A Form 8-K, Item 5. Other Events, was filed on September 10,
                  2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: September 18, 2002                    LAKES ENTERTAINMENT, INC.
                                             Registrant


                                             /s/ LYLE BERMAN
                                             -----------------------------------
                                             Lyle Berman
                                             Chairman of the Board,
                                             Chief Executive Officer and
                                             President

                                 CERTIFICATIONS


I, Lyle Berman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakes Entertainment, Inc.;

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

                                                      /s/ Lyle Berman
                                                      --------------------------
                                                      Lyle Berman
                                                      Chief Executive Officer


I, Timothy J. Cope, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Lakes Entertainment, Inc.;

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

                                                      /s/ Timothy J. Cope
                                                      --------------------------
                                                      Timothy J. Cope