Form 10-Q
period 2002-09-29
LAKES ENTERTAINMENT INC
filed 2002-11-13
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the transition period from ___________ to ___________

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

                               Yes [X]     No [ ]

As of November 8, 2002, there were 10,638,320 shares of Common Stock, $0.01 par value per share, outstanding.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                         PAGE OF
                                                                                        FORM 10-Q
                                                                                        ---------
    PART I.  FINANCIAL INFORMATION

             ITEM 1.     FINANCIAL STATEMENTS

                         Condensed Consolidated Balance Sheets as of                         3
                         September 29, 2002 and December 30, 2001

                         Condensed Consolidated Statements of Earnings for                   4
                         the three months ended September 29, 2002 and
                         September 30, 2001 (Restated)

                         Condensed Consolidated Statements of Comprehensive                  5
                         Earnings for the three months ended September 29, 2002
                         and September 30, 2001 (Restated)

                         Condensed Consolidated Statements of Earnings for the nine          6
                         months ended September 29, 2002 and September 30, 2001
                         (Restated)

                         Condensed Consolidated Statements of Comprehensive                  7
                         Earnings for the nine months ended September 29, 2002
                         and September 30, 2001 (Restated)

                         Condensed Consolidated Statements of Cash Flows for                 8
                         the nine months ended September 29, 2002 and
                         September 30, 2001 (Restated)

                         Notes to Condensed Consolidated Financial Statements                9

             ITEM 2.     MANAGEMENT'S DISCUSSION AND                                        20
                         ANALYSIS OF FINANCIAL CONDITION
                         AND RESULTS OF OPERATIONS

             ITEM 3.     QUANTITATIVE AND QUALITATIVE                                       30
                         DISCLOSURES ABOUT MARKET RISK

             ITEM 4.     CONTROLS AND PROCEDURES                                            31

    PART II. OTHER INFORMATION

             ITEM 1.     LEGAL PROCEEDINGS                                                  32

             ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                   35

                       LAKES GAMING, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                              SEPTEMBER 29, 2002   DECEMBER 30, 2001
                                                                              ------------------   ------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $           14,286   $           42,638
    Short-term investments                                                                    --                2,027
    Current installments of notes receivable                                                  --                   67
    Related party receivables                                                                 --                4,000
    Accounts receivable, net                                                                  91                3,601
    Income taxes receivable                                                                  813                   --
    Deferred tax asset                                                                     4,506                4,549
    Other current assets                                                                     622                1,079
                                                                              ------------------   ------------------
Total Current Assets                                                                      20,318               57,961
                                                                              ------------------   ------------------
Property and Equipment-Net                                                                 7,078                6,300
                                                                              ------------------   ------------------
Other Assets:
    Land held under contract for sale                                                     28,609               30,826
    Land held for development                                                             28,713               24,965
    Notes receivable-less current installments                                            67,950               53,201
    Cash and cash equivalents-restricted                                                   9,754                9,175
    Investments in and notes from unconsolidated affiliates                                  882                  839
    Deferred tax asset                                                                     4,849                3,870
    Other long-term assets                                                                 6,483                6,042
                                                                              ------------------   ------------------
Total Other Assets                                                                       147,240              128,918
                                                                              ------------------   ------------------
TOTAL ASSETS                                                                  $          174,636   $          193,179
                                                                              ==================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                          $              290   $              105
    Current maturities of long-term debt                                                     975                1,325
    Current installments of capital lease obligations                                         --                  123
    Income taxes payable                                                                      --                3,906
    Litigation and claims accrual                                                          5,857                6,572
    Accrued payroll and related                                                              705                  671
    Other accrued expenses                                                                 3,431                2,670
                                                                              ------------------   ------------------
Total Current Liabilities                                                                 11,258               15,372
                                                                              ------------------   ------------------
Long-term Liabilities:
    Capital lease obligations-less current installments                                       --                5,591
    Other long-term liabilities                                                              224                  225
                                                                              ------------------   ------------------
Total Long-Term Liabilities                                                                  224                5,816
                                                                              ------------------   ------------------
TOTAL LIABILITIES                                                                         11,482               21,188
                                                                              ------------------   ------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common shares issued and outstanding
    at September 29, 2002, and December 30, 2001                                             106                  106
    Additional paid-in-capital                                                           131,525              131,525
    Retained Earnings                                                                     31,523               40,420
    Accumulated other comprehensive loss                                                      --                  (60)
                                                                              ------------------   ------------------
Total Shareholders' Equity                                                               163,154              171,991
                                                                              ------------------   ------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $          174,636   $          193,179
                                                                              ==================   ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                   ----------------------------------------
                                                   SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                   ------------------    ------------------
                                                                      (AS RESTATED, SEE NOTE 9)
REVENUES:
     Management fee income                         $               --    $            8,664

COSTS AND EXPENSES:
     Selling, general and administrative                        2,700                 2,541
     Depreciation and amortization                                130                   323
                                                   ------------------    ------------------
         Total Costs and Expenses                               2,830                 2,864
                                                   ------------------    ------------------

EARNINGS (LOSS) FROM OPERATIONS                                (2,830)                5,800
                                                   ------------------    ------------------

OTHER INCOME (EXPENSE):
     Interest income                                              134                   231
     Interest expense                                             (23)                  (25)
     Equity in loss of unconsolidated affiliates                  (85)                 (103)
                                                   ------------------    ------------------
         Total other income, net                                   26                   103
                                                   ------------------    ------------------

Earnings (loss) before income taxes                            (2,804)                5,903
Provision (benefit) for income taxes                           (1,150)                2,420
                                                   ------------------    ------------------

NET EARNINGS (LOSS)                                $           (1,654)   $            3,483
                                                   ==================    ==================

BASIC EARNINGS (LOSS) PER SHARE                    $            (0.16)   $             0.33
                                                   ==================    ==================

DILUTED EARNINGS (LOSS) PER SHARE                  $            (0.16)   $             0.33
                                                   ==================    ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     10,638                10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                     --                    --
                                                   ------------------    ------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                           10,638                10,638
                                                   ==================    ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     THREE MONTHS ENDED
                                                                         ----------------------------------------
                                                                         SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                                         ------------------    ------------------
                                                                                            (AS RESTATED, SEE NOTE 9)
NET EARNINGS (LOSS)                                                      $           (1,654)   $            3,483

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized change in fair value of available-for-sale securities:
          Unrealized holding gains during the period                                     21                   194
          Reclassification adjustment for losses included
             in net earnings (loss)                                                       2                   176
                                                                         ------------------    ------------------

COMPREHENSIVE EARNINGS (LOSS)                                            $           (1,631)   $            3,853
                                                                         ==================    ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                       LAKES GAMING, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                             ----------------------------------------
                                                             SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                             ------------------    ------------------
                                                                                (AS RESTATED, SEE NOTE 9)
REVENUES:
     Management fee income                                   $            1,502    $           27,486

COSTS AND EXPENSES:
     Selling, general and administrative                                 14,371                 8,061
     Depreciation and amortization                                          349                   983
                                                             ------------------    ------------------
         Total Costs and Expenses                                        14,720                 9,044
                                                             ------------------    ------------------

EARNINGS (LOSS) FROM OPERATIONS                                         (13,218)               18,442
                                                             ------------------    ------------------

OTHER INCOME (EXPENSE):
     Interest income                                                      1,306                 1,704
     Interest expense                                                       (70)                  (73)
     Equity in loss of unconsolidated affiliates                           (316)                 (365)
     Write-down of investment in unconsolidated affiliates                   --                  (666)
                                                             ------------------    ------------------
         Total other income, net                                            920                   600
                                                             ------------------    ------------------

Earnings (loss) before income taxes                                     (12,298)               19,042
Provision (benefit) for income taxes                                     (3,401)                7,807
                                                             ------------------    ------------------

NET EARNINGS (LOSS)                                          $           (8,897)   $           11,235
                                                             ==================    ==================

BASIC EARNINGS (LOSS) PER SHARE                              $            (0.84)   $             1.06
                                                             ==================    ==================

DILUTED EARNINGS (LOSS) PER SHARE                            $            (0.84)   $             1.05
                                                             ==================    ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               10,638                10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                               --                    40
                                                             ------------------    ------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                     10,638                10,678
                                                             ==================    ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED
                                                                         ----------------------------------------
                                                                         SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                                         ------------------    ------------------
                                                                                            (AS RESTATED, SEE NOTE 9)
NET EARNINGS (LOSS)                                                      $           (8,897)   $           11,235

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
     Unrealized change in fair value of available-for-sale securities:
          Unrealized holding gains during the period                                     10                    10
          Reclassification adjustment for losses included
             in net earnings (loss)                                                      50                   255
                                                                         ------------------    ------------------

COMPREHENSIVE EARNINGS (LOSS)                                            $           (8,837)   $           11,500
                                                                         ==================    ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                         ----------------------------------------
                                                                         SEPTEMBER 29, 2002    SEPTEMBER 30, 2001
                                                                         ------------------    ------------------
                                                                                            (AS RESTATED, SEE NOTE 9)
OPERATING ACTIVITIES:
     Net earnings (loss)                                                 $           (8,897)   $           11,235
     Adjustments to reconcile net earnings (loss) to net cash
       (used in) provided by operating activities:
      Depreciation and amortization                                                     349                   983
      Equity in loss of unconsolidated affiliates                                       316                   364
      Impairment of land held under contract for sale                                 3,000                    --
      Write down of investments in unconsolidated affiliates                             --                   666
      Write down of related party receivables                                         4,000                    --
      Changes in operating assets and liabilities:
           Accounts receivable                                                        3,510                (3,924)
           Income taxes                                                              (4,719)                5,192
           Accounts payable                                                             185                    97
           Accrued expenses                                                             570                  (457)
           Other                                                                        280                   699
                                                                         ------------------    ------------------
Net Cash (Used in) Provided by Operating Activities                                  (1,406)               14,855
                                                                         ------------------    ------------------

INVESTING ACTIVITIES:
     Short-term investments, purchases                                                   --               (12,708)
     Short-term investments, sales/maturities                                         2,130                42,572
     Payments for land held under contract for sale                                    (783)                   --
     Payments for land held for development                                          (3,748)              (12,978)
     Advances on notes receivable                                                   (15,257)              (24,024)
     Proceeds from repayment of notes receivable                                         67                 9,037
     Investment in and notes receivable from unconsolidated affiliates                 (165)                 (508)
     Increase in restricted cash, net                                                  (579)               (3,026)
     Increase in other long-term assets                                              (1,420)                 (154)
     Payments for property and equipment, net                                        (1,127)                 (888)
                                                                         ------------------    ------------------
Net Cash Used in Investing Activities                                               (20,882)               (2,677)
                                                                         ------------------    ------------------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                           (5,714)                   --
     Payments on long-term debt                                                        (350)                   --
                                                                         ------------------    ------------------
Net Cash Used in Financing Activities                                                (6,064)                   --
                                                                         ------------------    ------------------

Net increase (decrease) in cash and cash equivalents                                (28,352)               12,178
Cash and cash equivalents - beginning of period                                      42,638                10,469
                                                                         ------------------    ------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                $           14,286    $           22,647
                                                                         ==================    ==================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                           $               74    $               73
      Income taxes                                                                        9                 4,002

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

During March 2002, the Company made an investment in a joint venture with Steven Lipscomb, a producer of televised poker tournaments. The purpose of this joint venture, which is currently consolidated by Lakes, is to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The terms of this investment required Lakes to make an investment of $0.1 million for an approximate 78% ownership position in the joint venture. Lakes is also required to lend up to $3.2 million to the joint venture as needed. The joint venture has issued a note to Lakes at 6.2% interest per annum with principal payable at the end of three years. The amount outstanding on the note was $1.2 million as of September 29, 2002. The Lakes' note is secured by a blanket security interest in all assets of the joint venture. If certain predetermined goals are not achieved by the joint venture, Lakes has the right to stop advances on the note. If Lakes were to elect to stop funding the joint venture, all outstanding principal amounts would be due one year from the date Lakes stopped funding.

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the property is included as land held under contract for sale on the accompanying balance sheets as of September 29, 2002 and December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period was extended through September 27, 2002. These conditions were satisfied as of September 27, 2002.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




Lakes and Metroflag have restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties have reduced the purchase price for the Polo Plaza property from $23.3 million to $21.3 million. On the payment date, which is scheduled to be no later than January 31, 2003, $17.3 million of the purchase price is payable to Lakes in cash and $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag. On or before December 24, 2003, Metroflag Polo may elect to distribute to Lakes $3.0 million in cash as full return of Lakes' preferred interest. If Lakes' preferred interest remains outstanding at any time on or after December 24, 2006, Lakes can require Metroflag to repurchase the preferred interest for $4.0 million plus a priority return of eight percent (8%) per annum. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest.

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

On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest will accrue at a rate of 10.0% per annum. The loan is due and payable from first available cash flow of the joint venture (excluding any required capital contribution from a member) and no later than October 1, 2004.

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $12.6 million and $8.9 million as of September 29, 2002 and December 30, 2001, respectively.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. These statements were effective January 1, 2002 and adoption did not have a material impact on the Company's financial position or results of operation.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset and will be effective on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business. This statement was effective January 1, 2002 and its adoption did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit is recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

The Company does not believe that the adoption of SFAS No. 143 and 146 will have a material impact on its financial position or results of operations.

2.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

In June 2001, Lakes entered into an agreement with NHKQ pursuant to which NHKQ acquired Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one time write-down of $0.7 million before tax, during the second quarter of 2001.

The condensed consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, in accordance with the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the condensed consolidated financial statements have been condensed or omitted.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 29, 2002, are not necessarily indicative of the results that may be expected for the year ending December 29, 2002. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K/A for the year ended December 30, 2001.

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

The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations. As of September 29, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

4.     NOTES RECEIVABLE

The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective casinos. Through September 29, 2002, no amounts have been withheld under these provisions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Notes receivable consist of the following (in thousands):

                                                              September 29, 2002   December 30, 2001
                                                              ------------------   ------------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians
with variable interest rates (not to exceed 10%)
(5.75% at September 29, 2002), receivable in 60 monthly
installments subsequent to commencement date                  $           38,923   $           35,236

Notes from the Shingle Springs Band of Miwok Indians
with variable interest rates (6.75% at September 29, 2002),
receivable in varying monthly installments
based on contract terms subsequent to commencement date                   13,522                6,684

Notes from Jamul Indian Village with variable
interest rates (6.75% at September
29, 2002), receivable in 12 monthly
installments subsequent to commencement date                               8,457                5,540

Other                                                                      7,048                5,741

Operating properties:

Notes from the Coushatta Tribe with variable
interest rates (5.75% at December
30, 2001), receivable in 84 monthly
installments through January 2002                                             --                   67
                                                              ------------------   ------------------

Total notes receivable                                                    67,950               53,268
Less - current installments of notes receivable                               --                  (67)
                                                              ------------------   ------------------
Notes receivable, less current installments                   $           67,950   $           53,201
                                                              ==================   ==================

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive operating cash flow of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of September 29, 2002 and December 30, 2001, $9.6 million and $6.1 million of interest on notes related to properties under development has been deferred.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through September 29, 2002.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

5.     LONG-TERM DEBT

The Company currently has one note payable with a third party. This note is collateralized by certificates of deposit, with $1.0 million outstanding at September 29, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. A second note which was collateralized by property with $0.4 million outstanding at June 20, 2002 and December 30, 2001 was repaid on June 20, 2002.

6.     CAPITAL LEASE OBLIGATIONS

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included in the accompanying condensed consolidated balance sheet as of December 30, 2001. On January 2, 2002, the Company completed the purchase of its corporate office building for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

7.     COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases an airplane under a non-cancelable operating lease. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments, due under this lease as of September 29, 2002, assuming both one-year renewals are exercised, are as follows (in thousands):

                                                          Operating Leases
                                                          ----------------
                           2002                                $  150
                           2003                                   600
                           2004                                   600
                           2005                                   200
                                                               ------
                                                               $1,550
                                                               ======

PURCHASE OPTIONS

The Company has the right to purchase the airplane it leases during the base lease term and any renewal term for approximately $8 million.

During 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



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

Lakes made the first deposit of $7.5 million on December 31, 1999 and in July 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's condensed consolidated balance sheet. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. As of September 29, 2002 and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying condensed consolidated balance sheets.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items based on management's best estimate. The reserve is reflected as a litigation and claims accrual on the accompanying condensed consolidated balance sheet as of September 29, 2002 and December 30, 2001.

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

8.     RELATED PARTY TRANSACTIONS

During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC, which has since been acquired by Living Benefits Financial Services. In March 2001, the Board of Directors of Lakes decided not to make further loans to ViatiCare. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002, due to increased competition in the viatical insurance business and restrictions on ability to make further policy acquisitions.

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

9.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the three and nine months ended September 30, 2001, management of the Company determined that the interest on notes receivable related to the development of casinos should have been deferred because the interest is not payable until the casinos are open and generating operating cash flow. As a result, the accompanying condensed consolidated financial statements for the three and nine month periods ended September 30, 2001 have been restated to correct the accounting for these transactions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)





A summary of the significant effects of the restatement is as follows (in thousands):

                                         Three Months Ended               Nine Months Ended
                                         September 30, 2001               September 30, 2001
                                    -----------------------------   -----------------------------
                                    As previously                   As previously
                                       reported      As restated       reported      As restated
                                    -------------   -------------   -------------   -------------
     Statements of Earnings:

     Interest Income                $       1,350   $         231   $       4,763   $       1,704
     Earnings before income taxes           7,023           5,904          22,102          19,043
     Provision for income taxes             2,880           2,420           9,062           7,807
     Net earnings                           4,143           3,483          13,040          11,235
     Basic Earnings Per Share       $        0.39   $        0.33   $        1.23   $        1.06
     Diluted Earnings Per Share              0.39            0.33            1.22            1.05

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
                                   (UNAUDITED)



ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As discussed in Note 9 to the condensed consolidated financial statements included in Item 1, the accompanying condensed consolidated financial statements have been restated. The following Management's Discussion and Analysis reflects this restatement.

OVERVIEW

Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, to the shareholders of Grand Casinos, Inc. ("Grand").

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan. (2) Lakes and another company have formed partnerships with contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego and the other near Sacramento. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino approximately 75 miles north of San Francisco, California. (4) Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has submitted additional information to the BIA for reconsideration.

Additionally, in March 2002, the Company made an investment in World Poker Tour, LLC, a joint venture formed to film and produce poker tournaments for television broadcast.

Lakes owns the Shark Club property which is an approximate 3.5 acre undeveloped site on the Las Vegas Strip in Las Vegas, Nevada. See "Capital Resources, Capital Spending and Liquidity" below.

On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest will accrue at a rate of 10.0% per annum. The loan is due and payable from first available cash flow of the joint venture and no later than October 1, 2004.

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

REALIZABILITY OF NOTES RECEIVABLE: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective casinos. Through September 29, 2002, no amounts have been withheld under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and operating cash flow of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of September 29, 2002 and December 30, 2001, $9.6 million and $6.1 million of interest on notes related to properties under development has been deferred.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K/A for the year ended December 30, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under a single method, the purchase method. SFAS No. 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. These statements were effective January 1, 2002 and adoption did not have a material impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset and will be effective on January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business. This statement was effective January 1, 2002 and its adoption did not have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a liability for an exit is recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities initiated after December 31, 2002.

The Company does not believe that the adoption of SFAS No. 143 and 146 will have a material impact on its financial position or results of operations.

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

NINE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenues were $1.5 million for the nine months ended September 29, 2002 compared to $27.5 million for the same period in the prior year. Revenues in both years were derived from fees related to the management of Grand Casino Coushatta. Revenues and earnings for the current year were less than the same period last year primarily due to the expiration of the management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta on January 16, 2002. The Company's revenues and earnings will not include contributions from the Coushatta operation going forward. As of September 29, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

Costs and Expenses

Total costs and expenses were $14.7 million for the nine months ended September 29, 2002, compared to $9.0 million for the same period in the prior year. Selling, general and administrative expenses increased from $8.1 million for the nine months ended September 30, 2001 to $14.4 million for the nine months ended September 29, 2002. This increase is primarily due to an impairment of the $4.0 million note receivable from Living Benefits Financial Services, LLC, as well as the $3.0 million additional impairment charge taken on the Polo Plaza and Travelodge properties during the second quarter of 2002. The impairment charge is described under "Liquidity and Capital Resources" below. This increase is partially offset by a decline in rent expense resulting from the purchase of the corporate office building in January 2002. Fewer costs relating to travel also partially offset the increase in selling, general and administrative expenses during the current year period.

Other

Interest income was $1.3 million for the nine months ended September 29, 2002 compared to $1.7 million for the nine months ended September 30, 2001. Equity in loss of unconsolidated affiliates was $0.3 million and $0.4 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. Write-down of unconsolidated affiliates was $0.7 million for the nine months ended September 30, 2001.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ acquired Lakes' interest in NHKQ. As a result, Lakes incurred a one-time write-down of $0.7 million before tax. There were no such write-downs during the current year period.

Earnings per Common Share and Net Earnings

For the nine months ended September 29, 2002, basic and diluted loss per common share were ($0.84). This compares to basic and diluted earnings per common share of $1.06 and $1.05, respectively, for the nine months ended September 30, 2001. Net losses totaled $8.9 million for the nine months ended September 29, 2002 compared to earnings of $11.2 million for the nine months ended September 30, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above, as well as the ViatiCare note receivable impairment and impairment on Polo Plaza and Travelodge properties described above.

THREE MONTHS ENDED SEPTEMBER 29, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues

Total revenues were $8.7 million for the three months ended September 30, 2001, which were derived from fees related to the management of Grand Casino Coushatta. There were no revenues during the current year quarter due to the expiration of the management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta on January 16, 2002. The Company's revenues and earnings will not include contributions from the Coushatta operation going forward. As of September 29, 2002, the Company has no other management contracts from which it will derive revenues in 2002.

Costs and Expenses

Total costs and expenses were $2.8 million for the three months ended September 29, 2002, compared to $2.9 million for the same period in the prior year. Selling, general and administrative expenses increased from $2.5 million for the three months ended September 30, 2001 to $2.7 million for the three months ended September 29, 2002. This increase is primarily due to an increase in costs incurred associated with planned casino developments.

Other

Interest income was $0.1 million for the three months ended September 29, 2002 compared to $0.2 million for the same period in the prior year. Equity in loss of unconsolidated affiliates was $0.1 million for the three month periods ended September 29, 2002 and September 30, 2001.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)


Earnings per Common Share and Net Earnings

For the three months ended September 29, 2002, basic and diluted loss per common share were ($0.16). This compares to basic and diluted earnings of $0.33 per common share, for the three months ended September 30, 2001. Losses totaled $1.7 million for the three months ended September 29, 2002 compared to earnings of $3.5 million for the three months ended September 30, 2001. The decrease in earnings relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002 described above.

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

CAPITAL RESOURCES, CAPITAL SPENDING, AND LIQUIDITY

At September 29, 2002, Lakes had $9.8 million and $14.3 million in restricted and unrestricted cash and cash equivalents, respectively. The restricted cash balances are planned to be used to indemnify Grand against costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand and certain of its subsidiaries are likely to be parties as well as for the retirement of a note payable in the amount of $1.0 million. The remaining $0.5 million in restricted cash represents a deposit received related to the sale of the Polo Plaza property in Las Vegas, Nevada and will be transferred to Lakes' unrestricted cash once it is received from the escrow agent. The unrestricted cash balances are planned to be used to fund operating expenses and for loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations and for the pursuit of additional business opportunities.

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



As part of a recently announced investment in World Poker Tour, LLC, a joint venture, which is currently consolidated by Lakes, formed to televise poker tournaments, the Company was required to invest $0.1 million for an approximately 78% ownership position in the joint venture. The Company is also required to loan up to $3.2 million to the joint venture as needed. As of September 29, 2002, $1.2 million in advances had been made by Lakes on this loan.

For the nine months ended September 29, 2002, net cash used in operating activities totaled $1.4 million. For the nine months ended September 30, 2001, net cash provided by operating activities totaled $14.9 million. A $20.1 million reduction in net earnings was partially offset by changes in accounts receivable, which increased by $3.9 million during the 2001 period and decreased by $3.5 million during the 2002 period. Also contributing to the variance were changes in income taxes payable which increased by $5.2 million during the 2001 period and decreased by $4.7 million during the 2002 period, as well as a $3.0 million impairment of land held under contract for sale and a $4.0 million write-down of related party receivables, both in the 2002 period. For the nine months ended September 29, 2002 and September 30, 2001, net cash used in investing activities totaled $20.9 million and $2.7 million, respectively. Included in these investing activities for the nine months ended September 29, 2002 and September 30, 2001, are proceeds primarily from repayment of notes receivable from Indian-owned casinos, which amounted to $0.1 million and $9.0 million, respectively. Advances under notes receivable were $15.3 million and $24.0 million for the nine months ended September 29, 2002 and September 30, 2001, respectively. There was a net decrease in short-term investments of $2.1 million and $29.9 million for the nine months ended September 29, 2002 and September 30, 2001, respectively.

Also during these periods, payments for land held for development amounted to $3.7 million and $13.0 million, respectively. Included in the payments for land held for development of $13.0 million during the nine months ended September 30, 2001 was the purchase of the Shark Club property in Las Vegas, Nevada for approximately $10.1 million. The remaining decrease in payments made for land held for development from the prior period to the current year period is the result of the transfer of title and ownership obligations related to the Polo Plaza Shopping Center to Metroflag Polo, LLC, and transfer of rights and obligations related to the Travelodge site to Metroflag BP, LLC, on December 28, 2001.

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

In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash in the accompanying condensed consolidated balance sheets as of September 29, 2002 and December 30, 2001. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another claim that was subject to the indemnification obligations.

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate rather than as a sale. Therefore, the property is included as land held under contract for sale in the accompanying condensed consolidated balance sheets as of September 29, 2002 and December 30, 2001. The transaction price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual commitment to pay Lakes $7.5 million on June 30, 2004.

Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag. The transaction was closed subject to certain administrative post-closing conditions that must be satisfied within six months after the closing. This post-closing period was extended through September 27, 2002. These conditions were satisfied as of September 27, 2002.

Lakes and Metroflag have restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties have reduced the purchase price of the Polo Plaza property from $23.3 million to $21.3 million. On the payment date, which is scheduled to be no later than January 31, 2003, $17.3 million of the purchase price is payable to Lakes in cash and $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag. On or before December 24, 2003, Metroflag Polo may elect to distribute to Lakes $3.0 million in cash as full return of Lakes' preferred interest.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



If Lakes' preferred interest remains outstanding at any time on or after December 24, 2006, Lakes can require Metroflag to repurchase the preferred interest for $4.0 million plus a priority return of eight percent (8%) per annum. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest.

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

On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest will accrue at a rate of 10.0% per annum. The loan is due and payable from first available cash flow of the joint venture (excluding any required capital contribution from a member) and no later than October 1, 2004.

Lakes has approximately $68.0 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 4 to the condensed consolidated financial statements included in Item 1.

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

OBLIGATIONS

The Company currently has one note payable with a third party. This note is collateralized by certificates of deposit, with $1.0 million outstanding at September 29, 2002 and December 30, 2001. Interest is compounded and paid on a quarterly basis at 10%. The principal and any unpaid interest are due December 22, 2002. A second note which was collateralized by property with $0.4 million outstanding at June 20, 2002 and December 30, 2001, was repaid on June 20, 2002.

Pursuant to the terms of the Distribution Agreement, Grand assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included in the accompanying condensed consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the agreement with Grand Casinos, Lakes purchased the building as discussed above.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 29, 2002, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company's marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) have a weighted average duration of one year or less. Consequently such securities are not subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. As of September 29, 2002, Lakes had $68.0 million of floating rate notes receivable. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.2 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.7 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.7 million in deferred interest income over the same twelve month period.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)



ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our chief executive officer and chief financial officer concluded that Lakes Entertainment, Inc.'s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

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

OTHER LITIGATION

The Company has recorded a reserve assessment related to various of the above items based on management's best estimate. The reserve is reflected as a litigation and claims accrual on the accompanying condensed consolidated balance sheet as of September 29, 2002 and December 30, 2001.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       10.1 Amendment to Purchase Agreement, dated September 27, 2002, and effective July 1, 2002, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.

       10.2 Amended and Restated Note Secured by Deed of Trust, dated December 28, 2001, and amended and restated as of July 1, 2002, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation.

       10.3 Amendment to Purchase Agreement, dated September 27, 2002, and effective July 1, 2002, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.

       10.4 Amended and Restated Note Secured by Deed of Trust, dated December 28, 2001, and amended and restated as of July 1, 2002, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation.

       10.5 Operating Agreement of The Chateaux, LLC dated as of September 26, 2002 by and between Grand Casinos Nevada I, Inc. and Diamond Resorts, LLC.

       10.6 Loan Agreement dated as of September 25, 2002 by and between Grand Casinos Nevada I, Inc. and The Chateaux, LLC.

       10.7       Promissory Note of The Chateaux, LLC dated as of September 25,
                  2002.

       99.1       Certification of Chief Executive Officer

       99.2       Certification of Chief Financial Officer

(b)    Reports on Form 8-K

       (i)        A Form 8-K, Item 5. Other Events, was filed on August 7, 2002.

       (ii)       A Form 8-K, Item 5. Other Events, was filed on August 23,
                  2002.

       (iii)      A Form 8-K, Item 5. Other Events, was filed on September 10,
                  2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 13, 2002               LAKES ENTERTAINMENT, INC.
                                        -------------------------
                                        Registrant


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Lakes Entertainment, Inc., and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Lakes Entertainment, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of Lakes Entertainment, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to Lakes Entertainment, Inc.'s auditors and the audit committee of Lakes Entertainment, Inc.'s board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Lakes Entertainment, Inc.'s ability to record, process, summarize and report financial date and have identified for Lakes Entertainment, Inc.'s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Lakes Entertainment, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002              /s/ Lyle Berman
       --------------------             ---------------------------
                                        Lyle Berman
                                        Chief Executive Officer


                                 CERTIFICATIONS

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


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Lakes Entertainment, Inc., and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Lakes Entertainment, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of Lakes Entertainment, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to Lakes Entertainment, Inc.'s auditors and the audit committee of Lakes Entertainment, Inc.'s board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Lakes Entertainment, Inc.'s ability to record, process, summarize and report financial date and have identified for Lakes Entertainment, Inc.'s auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Lakes Entertainment, Inc.'s internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002              /s/ Timothy J. Cope
       --------------------             -----------------------------------
                                        Timothy J. Cope
                                        Chief Financial Officer