Form 10-K
period 2002-12-29
LAKES ENTERTAINMENT INC
filed 2003-03-31
CIK 1071255

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

           FOR THE FISCAL YEAR ENDED DECEMBER 29, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-24993
                           LAKES ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

                  MINNESOTA                                      41-1913991
       (State or other jurisdiction of                       (I.R.S., Employer
        incorporation or organization)                      Identification No.)

           130 CHESHIRE LANE, SUITE 101, MINNETONKA, MINNESOTA 55305
                    (Address of principal executive offices)

                                 (952) 449-9092
              (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                     NONE.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes [ ]    No [X]

    As of March 19, 2003, 10,638,320 shares of the Registrant's Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 28, 2002 (the last business day of our most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $55,016,855. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 2, 2003 are incorporated by reference into Items 10 through 13, inclusive.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     The following discussion contains trend information and other forward-looking statements that involve a number of risks and uncertainties. The actual results of Lakes Entertainment, Inc., a Minnesota corporation, could differ materially from the Company's historical results of operations and those discussed in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, those identified in "Risk Factors."

GENERAL

     Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") develops, constructs and manages casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (Grand Casinos"). Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin:

     - Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan with the Pokagon Band of Potawatomi Indians.

     - Lakes holds contracts through its subsidiaries to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego with the Jamul Indian Village, and the other near Sacramento with the Shingle Spring Band of Miwok Indians.

     - Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California for the Cloverdale Rancheria of Pomo Indians. The Cloverdale Rancheria has notified the partnership that it wishes to terminate the relationship with the two parties. The partnership has advised the Rancheria that the partnership believes the contract is enforceable. The Rancheria acknowledges that the partnership has loaned the Rancheria money and that the Rancheria will endeavor to repay the money in a timely manner.

     - Lakes has also signed contracts with the Nipmuc Nation of Massachusetts for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs
       (BIA). The tribe has submitted additional information for reconsideration.

     Lakes owns options to purchase various new table games and is actively marketing these new games to the casino industry in an attempt to have a casino accept the games for use in their operations.

     In addition, Lakes has formed a joint venture with another company to develop approximately 2000 acres owned by the joint venture in Eastern San Diego County. It is possible the land will be sold in lieu of development by the joint venture.

     Lakes has also formed a joint venture with a producer to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The joint venture recently signed an agreement with the Travel Channel for broadcast of the World Poker Tour. Lakes also currently intends to buy or create other new long-term business opportunities to complement its Indian casino management business.

HISTORY

     Lakes was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos. Pursuant to the terms of a Distribution Agreement entered into between Grand Casinos and Lakes and dated as of December 31, 1998 (the "Distribution Agreement"), Grand Casinos shareholders received 0.25 of one share of Lakes Common Stock for each share held in Grand Casinos.

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

     Lakes also held several parcels of commercial property in Las Vegas at the time of the spin-off from Grand Casinos. In December 2001, Lakes entered into a contract for sale for a large portion of this property.

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

     The second business strategy has been to remove a number of uncertainties surrounding Lakes since the spin-off in 1998. Consistent with this part of the Lakes strategy, in 2000 Lakes entered into settlement agreements regarding several significant shareholder litigation matters, for which Lakes is required to indemnify Grand Casinos. Lakes paid a total of $18 million into escrow in 2000, and this amount was distributed to the shareholder groups during 2001. Lakes' indemnification obligations continue with respect to certain other litigation matters, however, the Company believes the indemnification obligations will not have a material effect on its future results of operations, and $7.5 million paid into an escrow account for the benefit of Grand Casinos is included as restricted cash on the accompanying balance sheet as of December 29, 2002. See Item
7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     Lakes has also addressed uncertainties relating to a portion of the land owned or controlled by the Company in Las Vegas. On December 28, 2001, the Company entered into a contract for sale for a portion of this site and certain property rights to two partnerships which are not affiliated with Lakes. The total initial sale price was approximately $30.9 million, including a $1.0 million down payment received in January 2002 and two promissory notes for the balance. A $0.5 million payment on the notes receivable was received during 2002. That transaction was closed subject to certain administrative post-closing conditions which were satisfied as of September 27, 2002. Due to deteriorating economic conditions, the terms of the transaction were restructured, including a reduction in the combined purchase price. As a result, during 2002 Lakes recorded a $3.0 million impairment charge for these properties. During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. Upon repayment of the promissory notes, this transaction will provide resources that are currently planned to be used in Lakes' primary business, which is Indian gaming. See Item 2 -- "Properties".

     Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed the Chateaux, LLC, a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. Lakes owns a 49% voting interest in the Chateaux, LLC. The terms of this joint venture agreement require that Diamond and Lakes each make a working capital contribution of $250,000.

     Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15 million, resulting in an impairment charge of approximately $1.0 million, which is reflected in impairment losses in the accompanying consolidated statement of loss. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. It is possible that Lakes may sell the Shark Club property or its interest in the joint venture prior to or during construction in order to monetize this investment.

     The other uncertainty facing Lakes relates to the proposed casino developments. At one of the California locations, the tribe needs to resolve land issues related to its casino site. At the second California location, access to the proposed casino site is subject to certain regulatory approvals which have been obtained. However, there is currently a pending legal challenge to these approvals. At a third California location, the agreement with the tribe is currently in dispute. The tribe has notified Lakes through the partnership that holds the agreement with the tribe that the tribe wishes to terminate the agreement. The partnership has advised the tribe that the partnership believes the contract is enforceable. The tribe acknowledges that the partnership has loaned the tribe money and that the tribe will endeavor to repay the money in a timely manner. At the Michigan location, the Secretary of the Interior has accepted the land into trust, however, during the 30-day public comment period, a group called "Taxpayers of Michigan Against Casinos" filed a complaint to stop the U.S. Department of Interior from placing it into trust. The Department of Justice is defending this lawsuit on behalf of the Secretary of Interior. At the east coast location, the tribe is attempting to obtain federal recognition, but there is no assurance that federal recognition will be obtained. Additionally, the National Indian Gaming Commission ("NIGC") needs to approve Lakes' management contracts for each location. Lakes is actively working with the tribes to bring these issues to a successful conclusion.

     Diversification is important to Lakes' long-term success and is the third of the business strategies. Lakes currently intends to buy or create new long-term business opportunities through the use of cash, stock or debt to complement its Indian casino management business. Substantial long-term growth and low multiple values to generate high returns are just a few of the attributes in companies or start-ups that Lakes is looking for in new opportunities to help enhance shareholder value. As part of the Company's effort to diversify, in March of 2002, Lakes formed a joint venture with an experienced producer of televised poker tournaments. The purpose of the joint venture is to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. See "World Poker Tour Joint Venture" below.

CASINO PROJECTS AND AGREEMENTS

     Development and Management of Michigan Casino. On June 22, 1999, the Company announced that it had been selected by the Pokagon Band of Potawatomi Indians (the "Band") to serve as the exclusive developer and manager of a proposed casino gaming resort facility to be owned by the Band in the state of Michigan. In connection with its selection, Lakes and the Band have executed a development and management agreement governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (FONSI) in January 2001 and filed a legal notice of its intent to place into trust 675 acres near New Buffalo, Michigan on behalf of the Pokagon Band. Under Federal law, a 30-day waiting period was required for public comments to be made before the land in trust process could be finalized. During the 30-day period, a lawsuit was filed against the federal government in the District Court in the District of Columbia by a Michigan-based group called "Taxpayers of Michigan Against Casinos", to stop the U.S. Department of Interior from placing into trust the land for the casino site. The Department of Justice is defending the suit on behalf of the Secretary of Interior. While the outcome of the suit cannot be predicted at this time, Lakes' management believes that this hurdle will be successfully overcome and the casino development will be approved. Casino construction is not planned to start until land is accepted into trust status by the Secretary of the Interior and the agreements are approved by the Chairman of NIGC.

     Contract to Develop and Manage Casino Near San Diego, California. In February 2000, a subsidiary of Lakes formed a joint venture with Kean Argovitz Resorts -- Jamul, LLC ("KAR -- Jamul") that holds a contract to develop and manage a casino resort facility with the Jamul Indian Village on land owned by the tribe near San Diego, California. The contract is subject to approval by NIGC and placement of the land where the gaming facility is to be located into trust with the BIA. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     On January 30, 2003, the Lakes subsidiary purchased KAR -- Jamul's interest in the joint venture for nominal consideration, at which time the joint venture entity became an indirect wholly owned subsidiary of Lakes. At the same time, subsidiaries of Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the individual owners of KAR -- Jamul. See "Agreements With Owners of KAR Entities" below.

     Contract to Develop and Manage Casino Near Sacramento, California. In June 1999, a subsidiary of Lakes formed a joint venture with Kean Argovitz
Resorts -- Shingle Springs, LLC ("KAR -- Shingle Springs") that holds a contract to develop and manage a casino resort facility with the Shingle Springs Band of Miwok Indians on land owned by the tribe near Sacramento, California. The contract is subject to approval by NIGC. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received. Regulatory approval of the new interchange construction for access to tribal land of the Shingle Springs Band of Miwok Indians was received during 2002. The neighboring county and another group have commenced litigation against the California regulatory agencies, attempting to block the approval of the interchange.

     On January 30, 2003, the Lakes subsidiary purchased KAR -- Shingle Springs' interest in the joint venture for nominal consideration, at which time the joint venture entity became an indirect wholly owned subsidiary of Lakes. At the same time, subsidiaries of Lakes entered into separate agreements with Kevin M.

Kean and Jerry A. Argovitz, the individual owners of KAR -- Shingle Springs. See "Agreements With Owners of KAR Entities" below.

     Agreements With Owners of KAR Entities. The joint venture entities that hold the management contracts for the San Diego and Sacramento area casino resorts were previously jointly owned with KAR -- Jamul and KAR -- Shingle Springs (together, the "KAR Entities"). On January 30, 2003, subsidiaries of Lakes purchased the respective joint venture interests of the KAR Entities for nominal consideration, at which time the joint venture entities became indirect wholly owned subsidiaries of Lakes. At the time of the purchase, Lakes or its subsidiaries had notes receivable from the KAR Entities and a long-term receivable from Kevin M. Kean that, as of December 29, 2002, were in the amounts of $1.8 million and $1.9 million, respectively. In connection with the purchase transactions, Lakes and certain of its subsidiaries entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes and its subsidiaries have forgiven the notes receivable from the KAR Entities, subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

     Under the agreements with Kevin M. Kean, Mr. Kean may elect to serve as a consultant to Lakes' subsidiaries during the term of each subsidiary's casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees from the San Diego area casino operations and 15% of the management fees from the Sacramento area casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the San Diego and Sacramento area casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts). Regardless of whether Mr. Kean serves as a consultant, a Lakes subsidiary has agreed to loan up to $1.25 million to Mr. Kean, $1 million of which must be used to fund certain obligations of Mr. Kean related to a separate joint venture formed to acquire land in the San Diego area. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

     Under the agreements with Jerry A. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he will be entitled to purchase for nominal consideration a 20% equity interest in the Lakes subsidiary holding a management contract with the San Diego area casino and a 15% equity interest in the Lakes subsidiary holding a management contract with the Sacramento area casino. Upon such purchase, Mr. Argovitz will become obligated to repay 50% of the notes receivable from the KAR Entities. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the San Diego and Sacramento area casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).

     Joint Venture for Further California Casinos, Including Financing of Cloverdale, California Casino. On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company. The partnership between Lakes and MRD holds the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians. The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco. The Cloverdale Rancheria has notified the partnership that the Rancheria wishes to terminate the relationship between the two parties. The partnership has advised the Rancheria that the partnership believes the contract is enforceable. The Rancheria acknowledges that the partnership has loaned the Rancheria money and that the Rancheria will endeavor to repay the money in a timely manner.

     Agreement for Possible Casino Development with Massachusetts Tribe. On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the BIA in January 2001. However, in September 2001, that proposed positive finding was reversed by the BIA when it issued a negative finding relating to the Nipmuc Nation's request for federal recognition. The Nipmuc Nation has submitted additional information for reconsideration. In addition, community groups will have an opportunity to submit comments and documentation. If approval is received, the Nipmuc Nation would need to put land in trust and enter into a gaming agreement with the state where the land is located before proceeding with any such enterprise.

MARKETING

     Lakes' marketing strategy at its managed operations is to attract and retain the repeat customer. Management believes that Lakes' emphasis on providing superior guest service along with first-class facilities, coupled with targeted marketing programs, contributes to attracting the repeat customer.

     Lakes' operations strategy seeks to combine retail, gaming and entertainment marketing techniques. Lakes profiles the casino customers utilizing available demographic data, regularly conducted customer surveys and other sources. Based upon this data, Lakes uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer. A variety of other events, facilities and entertainment options provide the patron with a total entertainment experience. Lakes markets these programs through a variety of direct and media marketing techniques utilizing a significant customer database at each location. Lakes emphasizes guest service as part of its operating strategy. High standards are set for well-trained and friendly employees so that customers can enjoy themselves in a fun-filled and entertaining atmosphere.

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

WORLD POKER TOUR JOINT VENTURE

     In March 2002, Lakes formed World Poker Tour, LLC, ("WPT"), a joint venture with Steven Lipscomb, an experienced producer of televised poker tournaments. Lakes owns approximately a 78% equity interest in WPT. WPT has established a global series of thirteen poker tournaments in locations in various countries, to be filmed and broadcast on television. In March 2003, WPT announced that it has signed an agreement with the Travel Channel, L.L.C. (TRV), granting TRV the right to broadcast the first season of the World Poker Tour series. Under the agreement, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the first thirteen two-hour programs produced by WPT for an unlimited number of times over the next three years within the United States. WPT will receive a series of fixed license payments from TRV, subject in each case to satisfaction of production milestones and other conditions.

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

  INDIAN GAMING

     The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act ("IGRA"), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the "Secretary") and the BIA. The regulations and guidelines under which NIGC will administer IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

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

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in consideration of services for said Indians relative to their lands unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

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

EMPLOYEES

     At March 19, 2003, Lakes had approximately 30 employees. Lakes believes its relations with employees are positive.

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

     In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos. Several of the Company's casino projects are the subject of litigation, and there is no assurance that the litigation can be successfully defended or that the Company's casino projects will not be delayed significantly.

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

IF FUNDS FROM LAKES' OPERATIONS ARE INSUFFICIENT TO SUPPORT ITS CASH REQUIREMENTS AND LAKES IS UNABLE TO OBTAIN ADDITIONAL FINANCING IN ORDER TO SATISFY THESE REQUIREMENTS, EITHER ON TERMS ACCEPTABLE TO LAKES OR AT ALL, LAKES MAY BE FORCED TO DELAY, SCALE BACK OR ELIMINATE SOME OF ITS EXPANSION AND DEVELOPMENT GOALS, OR CEASE ITS OPERATIONS ENTIRELY. THE CONSTRUCTION OF ITS CASINO PROJECTS MAY ALSO DEPEND ON THE ABILITY OF VARIOUS INDIAN TRIBES TO RAISE CAPITAL.

     Lakes anticipates that its reserves of cash, interest expected to be earned on those reserves, and its anticipated revenues will be sufficient to finance its operations. However, it is likely additional financing for Lakes will be required to complete one or more of its casino projects as soon as regulatory approvals are received and construction can begin. There can be no assurance that Lakes will not seek or require additional capital at some point in the future through either public or private financings. Such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes' shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals, or might require Lakes to cease its operations entirely. Lakes' financial condition and resources are discussed in greater detail in Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations of Lakes -- Capital Resources, Capital Spending and Liquidity").

     In addition, the construction of the Company's Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects. In order to assist the tribes, Lakes may be required to guarantee the tribes' debt financing or otherwise provide support for the tribes' obligations. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

A LARGE PORTION OF LAKES' ASSETS ARE REPRESENTED BY NOTES RECEIVABLE FROM INDIAN TRIBES AND OTHER PARTIES WITH VARYING DEGREES OF COLLECTION RISK, AND WITH REPAYMENT OFTEN DEPENDENT ON THE OPERATING PERFORMANCE OF EACH GAMING PROPERTY. IMPAIRMENT OF ONE OR MORE OF THESE LOANS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON LAKES' FINANCIAL RESULTS.

     At December 29, 2002, Lakes had $71.0 million in notes receivable, which represented approximately 40% of its total assets. See Note 3 to the Consolidated Financial Statements included in Item 8. Most of the notes receivable are advances made to Indian tribes for financing related to gaming properties being developed, managed or financed by Lakes. Other notes receivable relate to other business ventures in which Lakes has participated. All of the notes are subject to varying degrees of collection risk and there is no established market for any of the notes. For the notes representing indebtedness of Indian tribes, the repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to Lakes of the notes receivable and the manager's fees under Lakes' management contracts are subordinated to certain other financial obligations of the respective tribes.

     It is possible that one or more of the loans to Indian tribes will not be collectible, in whole or in part. Management periodically evaluates the recoverability of its notes receivable based on the current and projected operating results of the underlying facility or entity and historical collection experience. No impairment losses on such notes receivable have been recognized through December 29, 2002. If there are significant losses in the future relating to impairment of value of the notes, this could have a material adverse effect on Lakes' results of operations and financial condition. As Lakes' casino projects begin construction or Lakes enters into new business arrangements, Lakes expects to make additional advances to Indian tribes and other parties in the future, which will be subject to the risks described above.

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

     So long as Lakes is required to indemnify Grand Casinos for certain specified liabilities, including (i) contingent liabilities assumed by Lakes under the Distribution Agreement, (ii) ongoing director and officer indemnification obligations and (iii) contingent liabilities related to Stratosphere, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes, without the written consent of Park Place, which consent can be given or withheld at Park Place's sole and absolute discretion. Lakes believes it has satisfied all potential obligations beyond the amounts provided for in the Company's financial statements. Lakes is seeking release of the restricted cash that was deposited into trust.

ITEM 2. PROPERTIES

CORPORATE OFFICE FACILITY

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed a lease agreement dated February 1, 1996 covering corporate office space of approximately 65,000 square feet in Minnetonka, Minnesota, with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent was $768,300 plus building operating costs. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the terms of the agreement with Grand Casinos, Lakes purchased the building for $6.4 million which is included as part of property and equipment on the accompanying consolidated balance sheet as of December 29, 2002. Lakes occupies approximately 22,000 square feet of the building and has leased the remaining space to outside tenants.

LAS VEGAS LAND

     The Company owned, or held purchase options for, approximately sixteen acres of land surrounding the corner of Harmon Avenue and Las Vegas Boulevard in Las Vegas, Nevada. On December 28, 2001, the Company entered into a contract for sale of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes also entered into a contract for sale to Metroflag BP, LLC, of the rights to the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of

Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. The price for this combined transaction, which closed on December 28, 2001, was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay Lakes $23.3 million payable by December 29, 2002, and a second contractual commitment to pay Lakes $7.5 million on June 30, 2004. A $0.5 million payment on the notes receivable was received during 2002.

     During 2002, Lakes and Metroflag restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties reduced the purchase price for the Polo Plaza property from $23.8 million to $21.8 million. On the payment date, which was scheduled to be no later than January 31, 2003, $16.8 million of the purchase price was to be payable to Lakes in cash and $4.0 million was to be payable through the issuance to Lakes of a preferred membership interest in Metroflag. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and a negotiated potential discount on the return of Lakes' preferred interest. This real estate is reported at its adjusted carrying value in Land Held Under Contract for Sale. Lakes' collateral is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag.

     During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which the parties have agreed in principle shall be extended to no later than May 15, 2003, $16.8 million of the purchase price is payable to Lakes in cash, $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million is payable through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

     The parties have decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. The contractual commitment to pay Lakes has also been decreased from $7.5 million to $3.5 million and is now payable no later than December 28, 2004.

     Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed the Chateaux, LLC, a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. Lakes owns a 49% voting interest in the Chateaux, LLC. The terms of this joint venture agreement require that Diamond and Lakes each make a working capital contribution of $250,000.

     Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15 million, resulting in an impairment charge of approximately $1.0 million, which is reflected in impairment losses in the accompanying consolidated statement of loss. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. It is possible that Lakes may sell the Shark Club property or its interest in the joint venture prior to or during construction in order to monetize this investment.

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

STANDBY EQUITY COMMITMENT LITIGATION

     In 1997, the trustee under an indenture pursuant to which Stratosphere Corporation issued certain first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant. The complaint alleged that Grand Casinos failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand Casinos in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint sought an order compelling specific performance of what the Trustee claimed were Grand Casinos' obligations under the Standby Equity Commitment. An LLC was subsequently substituted for the trustee in the proceeding. Following trial, on April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit Court of Appeals on May 4, 2001, Case No. 01-15947. On August 13, 2002, the Ninth Circuit affirmed the prior ruling in favor of Grand. In November 2002, the Company announced that the appeal period for this litigation had expired.

STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand Casinos and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand Casinos ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) Grand Media for electronic equipment purchased by Stratosphere from Grand Media, and (ii) Grand as management fees and for costs and expenses under a management agreement between Stratosphere and Grand.

     Stratosphere claimed in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand Casinos responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002.

     On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. Under this judgment, Lakes would be obligated to indemnify Grand for the $2.3 million recovery. As of December 29, 2002 and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying condensed consolidated balance sheets.

     All post-trial issues have been resolved, and the parties will have an opportunity to appeal for a period of ten days following entry of final judgment.

OTHER LITIGATION

     The Company has recorded a reserve assessment related to various of the above items. The reserve is reflected as a litigation and claims accrual on the accompanying consolidated balance sheets.

     Grand Casinos and Lakes are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations. Consequently, the Company has not recorded any reserve assessments related to these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Lakes became a publicly held company effective December 31, 1998. The Common Stock began trading on the Nasdaq National Market under the symbol LACO on January 4, 1999.

     The high and low sales prices per share of the Company's Common Stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq National Market:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Year Ended December 30, 2001:
  High.............................................  $10.63    $10.25     $8.49     $7.00
  Low..............................................    8.25      5.00      4.95      5.08
Year Ended December 29, 2002:
  High.............................................  $ 7.52    $ 8.42     $7.14     $6.50
  Low..............................................    6.00      6.16      5.45      3.96

     On March 19, 2003, the last reported sale price for the Common Stock was $5.58 per share. As of March 19, 2003, the Company had approximately 989 shareholders of record.

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

                                                         FISCAL YEARS ENDED OR AS OF:
                                     --------------------------------------------------------------------
                                     DECEMBER 29,   DECEMBER 30,   DECEMBER 31,   JANUARY 2,   JANUARY 3,
                                         2002           2001           2000          2000         1999
                                     ------------   ------------   ------------   ----------   ----------
                                                   (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL RESULTS OF
  OPERATIONS:
Total revenue(1)...................     $    2         $   35         $  59         $  55        $  92
Total operating income (loss)......        (17)(2)         (1)           47            45           76
Net Earnings (loss)................        (12)(2)         (3)(3)        14(4)         29           61
Net Earnings (loss) per
  share -- basic...................      (1.08)(2)      (0.27)(3)      1.36(4)       2.72         5.80
Net Earnings (loss) per
  share -- diluted.................      (1.08)(2)      (0.27)(3)      1.36(4)       2.67         5.71
Other Operating Data:
EBITDA(5)..........................         --             22            50            47           78
BALANCE SHEET:
Cash and cash equivalents --
  unrestricted.....................     $   14         $   43         $  10         $  24        $  57
Total assets.......................        176            193           212           184          161
Total debt.........................         --              7             2             2            1
Shareholders' equity...............        161            172           175           160          132

---------------

(1) 2002 includes $1.5 million in revenues from the management contract for Grand Casino Coushatta that concluded on January 16, 2002. 2001 includes $34.6 million in revenues from the management contract for Grand Casino Coushatta that concluded January 16, 2002. 2000 includes $19.8 million in revenues from the management contract for Grand Casino Avoyelles that concluded during 2000, including $16.0 million relating to the early buyout of the agreement. 1998 results include $36.8 million in revenues from the management contracts for Grand Casino Mille Lacs and Grand Casino Hinckley that concluded during 1998.

(2) Includes non-recurring, non-cash charges totaling $4 million related to the impairment of certain land held under contract for sale and held for development in Las Vegas, Nevada. Also includes a non-recurring, non-cash charge of $4 million relating to the impairment of a note receivable from Living Benefits Financial Services.

(3) Includes non-recurring, non-cash charges totaling $29.2 million related to the impairment and write-down of certain land held for development in Las Vegas, Nevada.

(4) Includes a non-recurring, non-cash $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and a $5.5 million charge for the write-off of unconsolidated affiliates.

(5) EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. For 2002, this amount is a loss, therefore, EBITDA is not shown for 2002. EBITDA excludes the $29.2 million charge related to the impairment and write-down of certain land held for development in Las Vegas, Nevada in 2001 and the $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and the $5.5 million write-off of unconsolidated affiliates in 2000. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended December 29, 2002, December 30, 2001, December 31, 2000, January 2, 2000, and January 3, 1999 totaled $0.5 million, $1.0 million, $3.0 million, $2.0 million, and $2.0 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its Common Stock, to the shareholders of Grand Casinos, Inc. ("Grand Casinos").

     As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand Casinos. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan. (2) Lakes has entered into contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego with the Jamul Indian Village and the other near Sacramento with the Shingle Springs Band of Miwok Indians. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California. The Cloverdale Rancheria has notified the partnership that the Rancheria wishes to terminate the relationship between the two parties. The partnership has advised the Rancheria that the partnership believes the contract is enforceable. The Rancheria acknowledges that the partnership has loaned the Rancheria money and that the Rancheria will endeavor to repay the money in a timely manner. (4) Lakes has also signed contracts with a Massachusetts Indian tribe for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has submitted additional information for reconsideration.

     In addition, Lakes owns options to purchase various new casino games and is actively marketing these new games to the casino industry in an attempt to have a casino accept the games for use in their operations. Lakes has also formed a joint venture with another company to develop approximately 2,000 acres owned by the joint venture in eastern San Diego County in California. It is possible the land will be sold in lieu of a development by the joint venture. Lakes has also formed a joint venture with a producer to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The joint venture recently signed a three-year agreement with the Travel Channel for broadcast of the World Poker Tour series. See Item 1 -- "Business".

     Lakes' historical revenues have been derived almost exclusively from management fees. Through January 16, 2002, Lakes managed a land-based, Indian-owned casino, Grand Casino Coushatta, in Kinder, Louisiana ("Grand Casino Coushatta"). Pursuant to the Coushatta management contract, Lakes received a fee based on the net distributable profits (as defined in the contracts) generated by Grand Casino Coushatta. The management contract expired January 16, 2002, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations.

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

SIGNIFICANT ACCOUNTING POLICIES

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

     Impairment of long-term assets: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 29, 2002, no amounts have been withheld under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. The Company currently holds land held for development and land held under contract for sale. The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of these assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss. During 2002, the Company recognized an impairment loss of $3.0 million on land held under contract for sale and an impairment loss of $1.0 million on land held for development.

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 29, 2002, December 30, 2001, and December 31, 2000.

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

  FISCAL YEAR ENDED DECEMBER 29, 2002 COMPARED TO FISCAL YEAR ENDED DECEMBER 30, 2001

     Revenues. Total revenues were $1.5 million for the fiscal year ended December 29, 2002, compared to $34.9 million for the same period in the prior year. Revenues for the current year were derived from fees related to the management of Grand Casino Coushatta. Revenues for the year decreased by $33.4 million from 2001, principally because 2001 revenues included management fees for the management of Grand Casino Coushatta for the entire year. Since this management contract expired on January 16, 2002, current year revenues include management fees for only 17 days. Due to the expiration of this management agreement with the Coushatta Tribe of Louisiana, the Company's revenues and earnings have not included contributions from the Coushatta operation since January 16, 2002, which has had a material adverse effect on the Company's results of operations. The Company currently has no other management contracts from which it will derive revenues in 2003.

     Costs and Expenses. Total costs and expenses decreased $17.6 million, to $18.4 million for the year ended December 29, 2002, from $36.0 million for the prior year. There was a decrease of $17.4 million in impairment losses from 2002 compared to 2001. The year ended December 30, 2001 included $25.4 million of such charges including the $22.0 million write-down of the Polo Plaza and Travelodge properties in Las Vegas and the $3.4 million write-down of the Shark Club property in Las Vegas. The year ended December 29, 2002 included $8.0 million of such charges including the write-down of the $4.0 million note receivable from Living Benefits Financial Services, the $3.0 million write-down of the Polo Plaza and Travelodge properties in Las Vegas and the $1.0 million write-down of the Shark Club property. The use of the Shark Club property is discussed below under "Financial Condition". Selling, general and administrative expenses increased from $9.2 million for 2001 to $9.9 million for 2002, principally due to an increase in costs associated with planned casino developments. Depreciation and amortization expenses decreased $0.8 million, to $0.5 million for the year ending December 29, 2002 from $1.3 million for the prior year, due to the conclusion of the Coushatta management contract in January of 2002.

     Taxes. Benefit for income taxes was $4.5 million for the year ended December 29, 2002, compared to $2.0 million for the prior year. The effective tax rates for 2002 and 2001 were 27.9% and 41.0%, respectively. The decrease in the effective rate was due to the provision of additional valuation allowances for tax benefits associated with the impairment of capital assets.

     Other. Loss on land held for development was $3.7 million for the year ended December 30, 2001. This amount includes losses relating to the lapsed option on the Cable property adjacent to the Polo Plaza property in Las Vegas, Nevada.

     The Company has $71.0 million in notes receivable at December 29, 2002, principally from Indian tribes related to casino development projects. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. In each of fiscal 2002 and 2001, $4.0 million in interest on such notes was deferred.

     In June 2001, Lakes entered into an agreement with New Horizon Kids Quest
(NHKQ), pursuant to which NHKQ would acquire Lakes' interest in NHKQ. As a result, Lakes incurred a one-time write-down charge, included as write-down of unconsolidated affiliates, of $0.7 million before tax, during 2001. Interest income decreased $0.6 million to $1.4 million for the fiscal year ended December 29, 2002 from $2.0 million for the prior year, primarily due to the payoff of notes receivable related to Grand Casino Coushatta in January 2002, as well as, a decline in cash balances and in market interest rates. Equity in loss of unconsolidated affiliates was $0.5 million for the years ended December 29, 2002 and December 30, 2001.

     Earnings (Loss) per Common Share and Net Earnings (Loss). For the fiscal year ended December 29, 2002 basic and diluted losses per common share were $1.08. This compares to basic and diluted losses per common share of $0.27 for the fiscal year ended December 30, 2001. Losses increased from $2.9 million for the fiscal year ended December 30, 2001, to $11.5 million for the fiscal year ended December 29, 2002.

     Outlook. It is currently contemplated that there will be no operating revenues for 2003 from existing casino development projects. Revenue from the World Poker Tour is expected, however, this revenue is not expected to exceed production costs during 2003. Although none of the existing casino development projects are expected to produce revenue in 2003, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. The Company's cash position coupled with payments to be received on the sale of the Polo Plaza property, are considered adequate to cover expected 2003 operating expenses.

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

     Costs and Expenses. Total costs and expenses increased $24.1 million, to $36.0 million for the year ended December 30, 2001, from $11.9 million for the prior year. Impairment losses were $25.4 million for the year ended December 30, 2001. There were no impairment losses in the prior year. The increase primarily reflects the $22.0 million write-down of the Polo Plaza and Travelodge properties in Las Vegas and the $3.4 million write-down of the Shark Club property in Las Vegas to $16.0 million during 2001. The use of the Shark Club property is discussed below under "Capital Resources, Capital Spending and Liquidity". Selling, general and administrative expenses increased from $9.0 million for the year ended December 31, 2000 to $9.2 million for the year ended December 30, 2001. This increase is primarily due to an increase in costs associated with planned casino developments. Depreciation and amortization expenses decreased $1.6 million, to $1.3 million for the year ending December 30, 2001 from $2.9 million for the prior year, due to the early buyout of the Avoyelles management contract in 2000.

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

FINANCIAL CONDITION

     At December 29, 2002 Lakes had $8.3 million in restricted cash and $14.1 million in unrestricted cash and cash equivalents. For the years ended December 29, 2002, December 30, 2001 and December 31, 2000, net cash provided by operating activities totaled $1.2 million, $30.7 million and $35.0 million, respectively. For the same periods, net cash provided by (used in) investing activities totaled ($22.7) million, $2.0 million and ($49.0) million, respectively. Included in these investing activities for the years ended December 29, 2002, December 30, 2001 and December 31, 2000 are proceeds primarily from repayment of notes receivable from Indian-owned casinos of $0.1 million, $16.7 million and $18.0 million, respectively. Advances on notes receivable were $18.7 million, $21.8 million and $33.6 million for the years ended December 29, 2002, December 30, 2001 and December 31, 2000, respectively. Also, during these periods, payments for land held for development amounted to $4.0 million, $22.5 million and $7.6 million, respectively.

     Lakes plans to use its cash for continuing operations, loans to current joint venture and tribal partners to develop existing and anticipated Indian casino operations, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing. When approvals are received, additional financing will be needed to complete the projects. It is currently planned that this third-party financing will be obtained by each individual tribe. However, there can be no assurance that if third-party financing is not available, Lakes will not be required to finance these projects directly. If Lakes must provide this financing, Lakes expects to obtain debt or equity financing which it would loan to the respective tribes as necessary. In the alternative, Lakes may be required to guarantee the tribes' debt financing or otherwise provide support for the tribes' obligations. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

     At December 29, 2002, Lakes had approximately $71.0 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 3 to the Consolidated Financial Statements included in Item 8. Notes receivable from the Coushatta Tribe of Louisiana were $0.1 million at December 30, 2001. The outstanding balance was repaid at the conclusion of the management agreement on January 16, 2002. In addition, Lakes was previously the guarantor of a loan agreement entered into by the Coushatta Tribe in the amount of $25.0 million, with a balance of $6.8 million outstanding at December 30, 2001. Lakes was released from the guaranty agreement on January 16, 2002.

     The joint venture entities that hold the management contracts for the San Diego and Sacramento area casino resorts were previously jointly owned with two LLC's owned by Kevin M. Kean and Jerry A. Argovitz, (the "KAR Entities"). On January 30, 2003, subsidiaries of Lakes purchased the respective joint venture interests of the KAR Entities for nominal consideration, at which time the joint venture entities became indirect wholly owned subsidiaries of Lakes. At the time of the purchase, Lakes or its subsidiaries had notes receivable from the KAR Entities and a long-term receivable from Kevin M. Kean that, as of December 29, 2002, were in the amounts of $1.8 million and $1.9 million, respectively. In connection with the purchase transactions, Lakes and certain of its subsidiaries entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes and its subsidiaries have forgiven the notes receivable from the KAR Entities, subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

     Under the agreements with Kevin M. Kean, Mr. Kean may elect to serve as a consultant to Lakes' subsidiaries during the term of each subsidiary's casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees from the San Diego area casino operations and 15% of the management fees from the Sacramento area casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the San Diego and Sacramento area casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts). Regardless of whether Mr. Kean serves as a consultant, a Lakes subsidiary has agreed to loan up to $1.25 million to Mr. Kean, $1 million of which must be used to fund certain obligations of Mr. Kean related to a separate joint venture formed to acquire land in the San Diego area. Mr. Kean's personal indebtedness to Lakes remained outstanding. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

     Under the agreements with Jerry A. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he will be entitled to purchase for nominal consideration a 20% equity interest in the Lakes subsidiary holding a management contract with the San Diego area casino and a 15% equity interest in the Lakes subsidiary holding a management contract with the Sacramento area casino. Upon such purchase, Mr. Argovitz will become obligated to repay 50% of the notes receivable from the KAR Entities. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the San Diego and Sacramento area casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).

     As part of a joint venture which will televise poker tournaments, the Company invested $0.1 million for an approximately 78% ownership position in the joint venture during 2002. The Company is also required to loan up to $3.2 million to the joint venture as needed. As of December 29, 2002, the Company had made net loans totaling $1.9 million to the joint venture.

     On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate rather than as a sale. Therefore, the fair value of the property is included as land held under contract for sale on the accompanying balance sheet as of December 29, 2002 and December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay to Lakes $23.3 million and a second contractual commitment to pay Lakes $7.5 million. During 2002, Lakes and Metroflag restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties reduced the purchase price for the Polo Plaza property from $23.8 million to $21.8 million. On the payment date, which was scheduled to be no later than January 31, 2003, $16.8 million of the purchase price was to be payable to Lakes in cash and $4.0 million was to be payable through the issuance to Lakes of a preferred membership interest in Metroflag. During 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and a negotiated potential discount on the return of Lakes' preferred interest. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag.

     During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which the parties have agreed in principle shall be extended to no later than May 15, 2003, $16.8 million of the purchase price is payable to Lakes in cash, $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million is payable through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004 and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

     The parties have decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. The contractual commitment to pay Lakes has also been decreased from $7.5 million to $3.5 million and is now payable no later than December 28, 2004.

     Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make a working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16.0 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15.0 million resulting in an impairment charge of approximately $1.0 million, which is reflected in impairment losses in the accompanying consolidated statement of loss. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. It is possible that Lakes may sell the Shark Club property or its interest in the joint venture prior to or during construction in order to monetize this investment.

     On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest accrues at a rate of 10% per annum. The loan is due and payable from first available cash flow of the joint venture (excluding any required capital contribution from a member) and no later than October 1, 2004.

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed, a lease agreement dated February 1, 1996 covering Lakes' current corporate office space of approximately 65,000 square feet with a lease term of fifteen years. The lease commenced on October 14, 1996. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space at which time the operating lease was cancelled. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. These amounts are included on the accompanying consolidated balance sheet as of December 30, 2001. On January 2, 2002, as per the agreement with Grand Casinos, Lakes purchased the building for $6.4 million, including transaction expenses. This transaction resulted in the extinguishment of the Company's capital lease obligation related to the building.

     The Company had two notes payable with third parties, which were repaid during 2002. The first was collateralized by certificates of deposit, with $1.0 million outstanding at December 30, 2001. The second was collateralized by property with $0.4 million outstanding at December 30, 2001.

     As a part of the agreements resulting from Lakes' spin-off from Grand Casinos and related transactions, Lakes has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments. See Item 3. Legal Proceedings. As security to support Lakes' indemnification obligations to Grand Casinos, Lakes agreed to deposit, in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place, an aggregate of $30 million, consisting of four annual installments of $7.5 million, on each annual anniversary of the spin-off. Lakes' ability to satisfy this funding obligation is materially dependent upon the continued success of its operations and the general risks inherent in its business. In the event Lakes is unable to satisfy its funding obligation, it would be in breach of its agreement with Grand Casinos, possibly subjecting itself to additional liability for contract damages, which could have a material adverse effect on Lakes' business and results of operations. The Company made the first deposit of $7.5 million on December 31, 1999. In 2000, Lakes deposited $18.0 million into an escrow account on behalf of the recipients in the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation. As the $18.0 million was paid out during 2001, the remaining deposit of $7.5 million is included as restricted cash on the accompanying balance sheet as of December 29, 2002. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. Lakes believes it has satisfied all potential obligations beyond the amounts provided for in the Company's financial statements. Lakes is seeking release of the restricted cash that was deposited into trust.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     The initial recognition and initial measurement provisions of this interpretation are applicable to all guarantees and modification to guarantees made after December 31, 2002. The Company's disclosure of the indemnification and guarantee agreements of the Company is in compliance with the interpretation. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company does not believe the adoption of the interpretation will have a material impact on its results of operations, financial position and cash flows. The Company does have an indemnification agreement with Grand Casinos which is fully described in the Financial Condition section of this Management's Discussion and Analysis.

     In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after June 15, 2003.

     The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN 46. If the Company's interests were deemed to constitute variable interest entities, there would be no material impact because amounts are already included as notes receivable on the accompanying condensed consolidated balance sheets. The Company cannot make any definitive conclusion until it completes its evaluation.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement was effective January 1, 2003.

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

     The Company does not believe the adoption of SFAS No. 143 and 146 will have a material impact on its results of operations, financial position and cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and its adoption had no impact on the Company's consolidated financial position or results of operations.

PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Form 10-K and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

     Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

     These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K.

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

     The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 29, 2002, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

     The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of December 29, 2002, Lakes had $70.0 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.0 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.7 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.7 million in deferred interest income over the same twelve month period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   31
Consolidated Balance Sheets as of December 29, 2002 and
  December 30, 2001.........................................   32
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 29, 2002, December 30, 2001 and
  December 31, 2000.........................................   33
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 29, 2002, December 30,
  2001 and December 31, 2000................................   34
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 29, 2002, December 30, 2001
  and December 31, 2000.....................................   35
Consolidated Statements of Cash Flows for the fiscal years
  ended December 29, 2002, December 30, 2001 and December
  31, 2000..................................................   36
Notes to Consolidated Financial Statements..................   37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. (a Minnesota corporation) and Subsidiaries as of December 29, 2002 and December 30, 2001 and the related consolidated statements of earnings (loss), comprehensive earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 29, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Entertainment, Inc. and Subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota,
January 30, 2003
(March 3, 2003 as to Note 12)

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 14,106       $ 42,638
  Short-term investments....................................          --          2,027
  Current installments of notes receivable..................          --             67
  Related party receivables.................................          --          4,000
  Accounts receivable, net..................................         116          3,601
  Deferred tax asset........................................       6,771          4,549
  Other current assets......................................         547          1,079
                                                                --------       --------
Total Current Assets........................................      21,540         57,961
                                                                --------       --------
Property and Equipment-Net..................................       6,962          6,300
                                                                --------       --------
Other Assets:
  Land held under contract for sale.........................      28,832         30,826
  Land held for development.................................      27,791         24,965
  Notes receivable-less current installments................      70,955         53,201
  Cash and cash equivalents-restricted......................       8,300          9,175
  Investments in and notes from unconsolidated affiliates...       1,013            839
  Deferred tax asset........................................       3,835          3,870
  Other long-term assets....................................       6,657          6,042
                                                                --------       --------
Total Other Assets..........................................     147,383        128,918
                                                                --------       --------
Total Assets................................................    $175,885       $193,179
                                                                ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $    226       $    105
  Current maturities of long-term debt......................          --          1,325
  Current installments of capital lease obligations.........          --            123
  Income taxes payable......................................       5,564          3,906
  Litigation and claims accrual.............................       5,847          6,572
  Accrued payroll and related...............................         252            671
  Other accrued expenses....................................       3,486          2,670
                                                                --------       --------
Total Current Liabilities...................................      15,375         15,372
                                                                --------       --------
Long-term Liabilities:
  Capital lease obligations-less current installments.......          --          5,591
  Other long-term liabilities...............................          --            225
                                                                --------       --------
Total Long-Term Liabilities.................................          --          5,816
                                                                --------       --------
Total Liabilities...........................................      15,375         21,188
                                                                --------       --------
Commitments and Contingencies Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 common shares issued and outstanding at December
    29, 2002, and December 30, 2001.........................         106            106
  Additional paid-in-capital................................     131,525        131,525
  Retained Earnings.........................................      28,879         40,420
  Accumulated other comprehensive loss......................          --            (60)
                                                                --------       --------
Total Shareholders' Equity..................................     160,510        171,991
                                                                --------       --------
Total Liabilities and Shareholders' Equity..................    $175,885       $193,179
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
     YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                 2002          2001         2000
                                                              -----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Management fee income.....................................   $  1,502      $34,854      $ 59,044
Costs and Expenses:
  Selling, general and administrative.......................      9,892        9,239         9,025
  Impairment losses.........................................      8,000       25,410            --
  Depreciation and amortization.............................        481        1,329         2,910
                                                               --------      -------      --------
          Total Costs and Expenses..........................     18,373       35,978        11,935
                                                               --------      -------      --------
Earnings (loss) From Operations.............................    (16,871)      (1,124)       47,109
                                                               --------      -------      --------
Other Income (Expense):
  Interest income...........................................      1,424        1,983         5,878
  Interest expense..........................................        (90)        (170)          (97)
  Equity in loss of unconsolidated affiliates...............       (459)        (465)       (2,904)
  Loss on land held for development.........................         --       (3,731)           --
  Gain on sale of securities................................         --           --            61
  Provision for litigation loss.............................         --           --       (18,000)
  Write-down of investment in unconsolidated affiliates.....         --         (666)       (5,522)
  Other.....................................................         --         (684)            2
                                                               --------      -------      --------
          Total other income (expense), net.................        875       (3,733)      (20,582)
                                                               --------      -------      --------
Earnings (loss) before income taxes.........................    (15,996)      (4,857)       26,527
Provision (benefit) for income taxes........................     (4,455)      (1,991)       12,068
                                                               --------      -------      --------
Net Earnings (Loss).........................................   $(11,541)     $(2,866)     $ 14,459
                                                               ========      =======      ========
Basic Earnings (Loss) per Share.............................   $  (1.08)     $ (0.27)     $   1.36
                                                               ========      =======      ========
Diluted Earnings (Loss) per Share...........................   $  (1.08)     $ (0.27)     $   1.36
                                                               ========      =======      ========
Weighted Average Common Shares Outstanding..................     10,638       10,638        10,635
Dilutive Effect of Stock Compensation Programs..............         --           --             7
                                                               --------      -------      --------
Weighted Average Common and Diluted Shares Outstanding......     10,638       10,638        10,642
                                                               ========      =======      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
     YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
Net earnings (loss).........................................  $(11,541)  $(2,866)  $14,459
Other comprehensive earnings (loss), net of tax:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) during the period....        10        (4)      181
     Reclassification adjustment for losses (gains) included
       in net earnings (loss)...............................        50       277       (36)
                                                              --------   -------   -------
Comprehensive earnings (loss)...............................  $(11,481)  $(2,593)  $14,604
                                                              ========   =======   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                            ACCUMULATED
                            COMMON STOCK                                       OTHER            TOTAL
                           ---------------     ADDITIONAL      RETAINED    COMPREHENSIVE    SHAREHOLDERS'
                           SHARES   AMOUNT   PAID-IN-CAPITAL   EARNINGS   EARNINGS (LOSS)      EQUITY
                           ------   ------   ---------------   --------   ---------------   -------------
                                                           (IN THOUSANDS)
Balance, January 2,
  2000...................  10,629     106        131,406         28,827        (478)           159,861
  Issuance of stock on
     options
     exercised -- net....       9      --             79             --          --                 79
  Tax benefits from
     exercise of common
     stock options.......      --      --             40             --          --                 40
  Other comprehensive
     earnings............      --      --             --             --         145                145
  Net earnings...........      --      --             --         14,459          --             14,459
                           ------    ----       --------       --------        ----           --------
Balance, December 31,
  2000...................  10,638     106        131,525         43,286        (333)           174,584
  Other comprehensive
     earnings............      --      --             --             --         273                273
  Net loss...............      --      --             --         (2,866)         --             (2,866)
                           ------    ----       --------       --------        ----           --------
Balance, December 30,
  2001...................  10,638     106        131,525         40,420         (60)           171,991
  Other comprehensive
     earnings............      --      --             --             --          60                 60
  Net loss...............      --      --             --        (11,541)         --            (11,541)
                           ------    ----       --------       --------        ----           --------
Balance, December 29,
  2002...................  10,638    $106       $131,525       $ 28,879          --           $160,510
                           ======    ====       ========       ========        ====           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 29, 2002, DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net earnings (loss).......................................  $(11,541)  $ (2,866)  $ 14,459
  Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
     Depreciation and amortization..........................       481      1,329      2,910
     Impairment of land held under contract for sale........     3,000         --         --
     Impairment of land held for development................     1,131     25,410         --
     Loss on land held for development......................        --      3,731         --
     Equity in loss of unconsolidated affiliates............       460        465      2,904
     Write down of related party receivable.................     4,000         --         --
     Write down of assets held as investments...............        --        666      5,522
     Deferred income taxes..................................    (2,230)     9,192     (9,480)
     Provision for litigation loss..........................        --         --     18,000
     Changes in operating assets and liabilities:
       Accounts receivable..................................     3,485     (3,307)     3,240
       Income taxes.........................................     1,658     (1,573)      (906)
       Accounts payable.....................................       121         26       (409)
       Accrued expenses.....................................       (63)      (873)    (1,001)
       Other................................................       657     (1,485)      (245)
                                                              --------   --------   --------
Net Cash Provided by Operating Activities...................     1,159     30,715     34,994
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Short-term investments, purchases.........................        --    (12,708)   (52,795)
  Short-term investments, sales/maturities..................     2,130     43,618     48,080
  Payments for land held under contract for sale............    (1,006)        --         --
  Payments for land held for development....................    (3,957)   (22,543)    (7,637)
  Advances on notes receivable..............................   (18,658)   (21,778)   (33,623)
  Proceeds from repayment of notes receivable...............        67     16,660     18,038
  Investment in and notes receivable from unconsolidated
     affiliates.............................................      (345)     1,144     (2,917)
  Decrease (increase) in restricted cash, net...............       875     (2,974)   (18,121)
  Decrease (increase) in other long-term assets.............      (615)       662         26
  Increase in property and equipment, net...................    (1,143)       (92)       (47)
                                                              --------   --------   --------
Net Cash Provided by (Used in) Investing Activities.........   (22,652)     1,989    (48,996)
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................        --         --         79
  Payments on long-term debt and capital lease
     obligations............................................    (7,039)      (535)        --
                                                              --------   --------   --------
Net Cash Provided by (Used in) Financing Activities.........    (7,039)      (535)        79
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........   (28,532)    32,169    (13,923)
Cash and cash equivalents -- beginning of period............    42,638     10,469     24,392
                                                              --------   --------   --------
Cash and cash equivalents -- end of period..................  $ 14,106   $ 42,638   $ 10,469
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $     98   $    170   $     97
     Income taxes...........................................         9      4,002     23,090
  Noncash investing and financing activities:
     Capital leased asset and obligation incurred related to
       office building......................................        --      5,724         --

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 29, 2002, DECEMBER 30, 2001, AND DECEMBER 31, 2000

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Through January 16, 2002, Lakes managed the largest casino resort in Louisiana (Grand Casino Coushatta). The management contract for Grand Casino Coushatta expired on January 16, 2002 and was not renewed. The Company has entered into development and management agreements with four separate tribes for four new casino operations, one in Michigan, two in California, and one with the Nipmuc Nation on the East coast. The Company also has agreements for the development of a casino on Indian owned land in California through a joint venture.

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

  YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on December 29, 2002 (2002), December 30, 2001 (2001), and December 31, 2000 (2000).

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California and a 49 percent voting interest in the Chateaux, LLC, a joint venture formed to develop the Shark Club parcel in Las Vegas, Nevada, into an upscale timeshare project. Additionally, as a result of its spin-off from Grand Casinos, Lakes received a 27 percent ownership interest in New Horizon Kids Quest, Inc. (NHKQ), a publicly held provider of child care facilities. In June 2001, Lakes entered into an agreement with NHKQ, pursuant to which NHKQ would acquire Lakes' interest in NHKQ. As a result of this transaction, Lakes incurred a one-time write-down charge of $0.7 million before tax, during the second quarter of 2001. On December 31, 2000, Lakes wrote off the carrying value, in the amount of $5.5 million, of certain investments in unconsolidated affiliates. The investments include Fanball.com, Inc., a start-up internet provider of fantasy sports services, Trak 21 Development, LLC, a developer of player tracking systems for the casino industry, and Interactive Learning Group, Inc., a consumer products company.

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

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consist primarily of funds deposited as security to support Lakes' indemnification obligations to Grand Casinos under each of the Distribution Agreement and the Merger Agreement.

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

     Included in the table below are available-for-sale securities as of December 30, 2001 that were sold in 2002. These available-for-sale securities had maturities over five years and less than ten years based on the securities' final maturity dates and were classified as current assets because they were readily marketable. As of December 30, 2001, the cost basis, fair value, and unrealized losses of the Company's investments consist of the following (in thousands):

                                                            COST    UNREALIZED    FAIR
                                                           BASIS      LOSSES     VALUE
                                                           ------   ----------   ------
Available-for-sale securities............................  $2,132      $105      $2,027

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building....................................................    40 years
Furniture and equipment.....................................  3-10 years

     Property and Equipment consist of the following (in thousands):

                                                               2002       2001
                                                              -------   --------
Building....................................................  $ 6,406   $     --
Building under capital lease................................       --      5,768
Furniture and equipment.....................................    2,455      1,950
                                                              -------   --------
                                                                8,861      7,718
Less: Accumulated depreciation..............................   (1,899)    (1,418)
                                                              -------   --------
Property and equipment, net.................................  $ 6,962   $  6,300
                                                              =======   ========

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

  LAND HELD FOR DEVELOPMENT

     Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed a joint venture, the Chateaux, LLC, with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make a working capital contribution of $250,000.

     Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15 million, resulting in an impairment charge of approximately $1.0 million, which is reflected in impairment losses in the accompanying consolidated statement of loss. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. It is possible that Lakes may sell the Shark Club property or its interest in the joint venture prior to or during construction in order to monetize this investment.

     On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest accrues at a rate of 10.0% per annum. The loan is due and payable from first available cash flow of the joint venture (excluding any required capital contribution from a member) and no later than October 1, 2004.

     Also included in land held for development is land held for possible transfer to Indian Tribes for use in future casino resort projects, in the amount of $12.8 million and $8.9 million as of December 29, 2002 and December 30, 2001, respectively.

  LAND HELD UNDER CONTRACT FOR SALE

     On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the property is included as land held under contract for sale on the accompanying balance sheets as of December 29, 2002 and December 30, 2001. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, a contractual commitment to pay Lakes $23.3 million, and a second contractual agreement to pay Lakes $7.5 million. A $0.5 million payment on the notes was received during 2002.

     Lakes and Metroflag have restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties have reduced the purchase price for the Polo Plaza property from $23.8 million to $21.8 million. On the payment date, which is scheduled to be no later than January 31, 2003 (see Subsequent Event Note 12 for the terms of an extension of this date) $16.8 million of the purchase price is payable to Lakes in cash and $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag. On or before December 24, 2003, Metroflag Polo may elect to distribute to Lakes $3.0 million in cash as full return of Lakes' preferred interest. If Lakes' preferred interest remains outstanding at any time on or after December 24, 2006, Lakes can require Metroflag to repurchase the preferred interest for $4.0 million plus a priority return of eight percent (8%) per annum. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest. Lakes' collateral for the two contractual commitments is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag.

  STOCK-BASED COMPENSATION

     At December 29, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Option No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           2002      2001      2000
                                                         --------   -------   -------
Net earnings (loss):
  As reported..........................................  $(11,541)  $(2,866)  $14,459
  Less: Total stock-based compensation expense
     determined under the fair value method, net of
     related tax effects...............................    (1,702)   (1,569)   (1,795)
  Pro forma............................................   (13,243)   (4,435)   12,664
Net earnings (loss) per share:
  As reported -- Basic.................................  $  (1.08)  $ (0.27)  $  1.36
  Pro forma -- Basic...................................     (1.24)    (0.42)     1.19
  As reported -- Diluted...............................     (1.08)    (0.27)     1.36
  Pro forma -- Diluted.................................     (1.24)    (0.42)     1.19

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

  EARNINGS PER SHARE

     For all periods, basic earnings per share (EPS) is calculated by dividing earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 2,524,129 and 2,486,343 in 2002 and 2001, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would have been anti-dilutive for the periods presented.

  CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Pokagon Band of Potawatomi Indians, the Shingle Springs Band of Miwok Indians, the Jamul Indian Village and the Nipmuc Nation.

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

  RECENT ACCOUNTING PRONOUNCEMENTS

     The FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" in November 2002. This interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

     The initial recognition and initial measurement provisions of this interpretation are applicable to all guarantees and modification to guarantees made after December 31, 2002. The Company's disclosure of the indemnification and guarantee agreements of the Company is in compliance with the interpretation. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The Company does not believe the adoption of the interpretation will have a material impact on its results of operations, financial position and cash flows. The Company does have an indemnification agreement with Grand Casinos which is fully described in Note 9 Commitments and Contingencies.

     In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after June 15, 2003.

     The Company is in the process of evaluating all of its investments and other interests in entities that may be deemed variable interest entities under the provisions of FIN 46. If the Company's interests were deemed to constitute variable interest entities, there would be no material impact because amounts are already included as notes receivable on the accompanying condensed consolidated balance sheets. The Company cannot make any definitive conclusion until it completes its evaluation.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 supersedes previous guidance for financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset. This statement was effective January 1, 2003.

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

     The Company does not believe the adoption of SFAS No. 143 and 146 will have a material impact on its results of operations, financial position and cash flows.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and its adoption had no impact on the Company's consolidated financial position or results of operations.

  RECLASSIFICATIONS

     Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

2.  MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS

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

     The Company reached an agreement with the Tunica-Biloxi Tribe of Louisiana, effective March 31, 2000, for the early buyout of the management contract for Grand Casino Avoyelles. The Tunica-Biloxi Tribe of Louisiana elected to exercise its option for the early buyout of the contract, which was scheduled to expire on June 3, 2001. The early buyout of the contract was provided for in the original seven-year management agreement and, under the agreement, Lakes was compensated for the management fees the Company would have received had it managed Grand Casino Avoyelles through the original contract expiration date of June 3, 2001, discounted to their present value. Included in management fee income for the year ended December 31, 2000 is approximately $16.0 million relating to the early buyout. Lakes was also repaid all amounts owing to it under its loan agreements with the Tunica-Biloxi Tribe of Louisiana. The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. Substantially, all of the Company's revenues were derived from this contract during 2001 and 2002. This expiration has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations. As of December 29, 2002, the Company has no other management contracts from which it will derive revenues in 2003.

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

     Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan with the Pokagon Band of Potawatomi Indians. The Company has formed partnerships that hold contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego with the Jamul Indian Village, and the other near Sacramento with the Shingle Springs Band of Miwok Indians. Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California for the Cloverdale Rancheria of Pomo Indians. The Rancheria is currently disputing the agreement with the partnership and has notified the partnership that it wishes to terminate the contract. The Company has also signed contracts with the Nipmuc Nation of Massachusetts for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has submitted additional information for reconsideration.

3.  NOTES RECEIVABLE

     The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 29, 2002, no amounts have been withheld under these provisions.

     Notes receivable consist of the following:

                                                              DECEMBER 29,   DECEMBER 30,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
Properties under development:
Notes from the Pokagon Band of Potawatomi Indians with
  variable interest rates, (not to exceed 10%), (5.25% at
  December 29, 2002), receivable in 60 monthly installments
  subsequent to commencement date...........................    $39,470        $35,236
Notes from the Shingle Springs Band of Miwok Indians with
  variable interest rates (6.25% at December 29, 2002),
  receivable in varying monthly installments based on
  contract terms subsequent to commencement date............     14,035          6,684
Notes from the Jamul Indian Village with variable interest
  rates (6.25% at December 29, 2002), receivable in 12
  monthly installments subsequent to commencement date......      9,492          5,540
Notes from the Nipmuc Nation with variable interest rates
  (6.25%) at December 29, 2002) receivable in varying
  installments based on contract terms subsequent to
  commencement..............................................      3,814          2,310
Other.......................................................      4,144          3,498
                                                                -------        -------
Total notes receivable......................................     70,955         53,268
Less -- current installments of notes receivable............         --            (67)
                                                                -------        -------
Notes receivable, less current installments.................    $70,955        $53,201
                                                                =======        =======

     Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of December 29, 2002 and December 30, 2001, $10.1 million and $6.1 million of interest on notes related to properties under development has been deferred.

     Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through December 29, 2002.

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

4.  INCOME TAXES

     The provision (benefit) for income taxes attributable to earnings/losses for 2002, 2001 and 2000 consisted of the following (in thousands):

                                                                  YEARS ENDED
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
Current:
  Federal...............................................  $(2,268)  $(8,665)  $16,955
  State.................................................       --    (2,434)    4,675
                                                          -------   -------   -------
                                                          $(2,268)  (11,099)   21,630
Deferred................................................   (2,187)    9,108    (9,562)
                                                          -------   -------   -------
                                                          $(4,455)  $(1,991)  $12,068
                                                          =======   =======   =======

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings/losses before income taxes for 2002, 2001, and 2000 are summarized as follows:

                                                                   YEARS ENDED
                                                             ------------------------
                                                             2002      2001      2000
                                                             -----     -----     ----
Statutory federal tax rate.................................  (35.0)%   (35.0)%   35.0%
State income taxes, net of federal income taxes............   (4.1)      2.3      6.0
Tax exempt income..........................................   (0.2)     (3.4)     1.3
Valuation allowance........................................   11.3        --       --
Other, net.................................................    0.1      (4.9)     2.7
                                                             -----     -----     ----
                                                             (27.9)%   (41.0)%   45.0%
                                                             =====     =====     ====

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                               2002      2001
                                                              -------   -------
Current deferred tax asset:
  Accruals, reserves and other..............................  $ 6,771   $ 4,549
                                                              =======   =======
Non-current deferred taxes:
  Unrealized investment losses (gains)......................    3,268     3,064
  Deferred interest.........................................    4,487     2,616
  Capitalized interest......................................     (434)     (434)
  Development cost amortization.............................       --        98
  Other.....................................................      463       101
  Valuation allowance.......................................   (3,949)   (1,575)
                                                              -------   -------
Net non-current deferred tax asset (liability)..............  $ 3,835   $ 3,870
                                                              =======   =======

     The Company has recorded deferred tax assets that are created by asset impairment charges that are not deductible for tax purposes until the related assets are actually sold or disposed of. Realization of these benefits is dependent on the generation of capital gains which is uncertain at this time and, therefore, a valuation allowance has been established. The Company believes the remaining deferred tax assets are recoverable.

     Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place up to a benefit of approximately $12.0 million to Lakes, which is not reflected in the accompanying financial statements.

5.  LONG-TERM DEBT

     During 2002, the Company had two notes payable with third parties. The first was collateralized by certificates of deposit, in the amount of $1.0 million and was repaid during the fourth quarter of 2002. The second, in the amount of $0.4 million, was repaid during the second quarter of 2002.

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

     Information with respect to the stock option plans is summarized as follows:

                                                              NUMBER OF COMMON SHARES
                                           LAKES      ----------------------------------------
                                          OPTIONS                   AVAILABLE   WEIGHTED AVE.
                                        OUTSTANDING   EXERCISABLE   FOR GRANT   EXERCISE PRICE
                                        -----------   -----------   ---------   --------------
Balance at January 2, 2000............   2,319,853       789,353    1,382,526       $ 9.35
  Granted.............................     105,500                   (105,500)        8.04
  Canceled............................     (85,080)                    85,080        10.32
  Exercised...........................      (9,555)                        --         8.33
                                         ---------     ---------    ---------       ------
Balance at December 31, 2000..........   2,330,718     1,118,818    1,362,106         9.26
  Granted.............................     187,000                   (187,000)        7.75
  Canceled............................     (31,375)                    31,375         9.24
  Exercised...........................          --                         --           --
                                         ---------     ---------    ---------       ------
Balance at December 30, 2001..........   2,486,343     1,419,343    1,206,481         9.14
  Granted.............................      84,000                    (84,000)        6.53
  Canceled............................     (46,214)                    46,214         7.77
  Exercised...........................          --            --           --           --
                                         ---------     ---------    ---------       ------
Balance at December 29, 2002..........   2,524,129     1,714,629    1,168,695       $ 9.08
                                         =========     =========    =========       ======

                                                                                       OPTIONS EXERCISABLE AT
                      OPTIONS OUTSTANDING AT DECEMBER 29, 2002                            DECEMBER 29, 2002
------------------------------------------------------------------------------------   -----------------------
                                                 WEIGHTED AVERAGE                                    WEIGHTED-
RANGE OF                             NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER       AVERAGE
EXERCISE PRICES                    OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     PRICE
---------------                    -----------   ----------------   ----------------   -----------   ---------
$  (5.24-7.75)  .................     251,000       8.6 years            $ 7.17            33,400     $ 7.50
  (8.33-11.34)  .................   2,244,254       5.3 years              9.21         1,652,354       9.44
 (13.53-17.72)  .................      28,875       4.6 years             15.34            28,875      15.34
--------------                      ---------       ---------            ------         ---------     ------
$ (5.24-17.72)  .................   2,524,129       5.6 years            $ 9.08         1,714,629     $ 9.50
==============                      =========       =========            ======         =========     ======

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

                                                        2002        2001        2000
                                                      ---------   ---------   ---------
Risk-free interest rate.............................      4.98%       5.02%       6.48%
Expected life.......................................   10 years    10 years    10 years
Expected volatility.................................     44.31%      50.84%      45.27%
Expected dividend yield.............................         --          --          --
Weighted average fair value.........................  $    4.12   $    5.92   $    5.41

Information regarding the effect on net earnings (loss) and net earnings (loss) per common share had the fair value expense recognition provisions of SFAS 123 been applied is included in Note 1.

8.  EMPLOYEE RETIREMENT PLAN

     Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees' gross wages. The Company contributed $.10 million, $.10 million, and $.09 million during 2002, 2001, and 2000, respectively. Company contributions are vested over a period of five years.

9.  COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

     During 2002 the Company leased certain property and equipment, including an airplane, under non-cancelable operating lease. During 2001 and 2000, the Company also leased its corporate office building under a non-cancelable operating lease. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $0.6 million, $1.2 million, and $1.4 million for 2002, 2001 and 2000, respectively.

     In January 2002, the Company purchased the corporate office building; therefore, no rent payments will be due going forward related to the building. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments due under this lease as of December 29, 2002, considering both one-year renewals are taken are as follows (in thousands):

2003........................................................   $  600
2004........................................................      600
2005........................................................      200
                                                               ------
                                                               $1,400
                                                               ======

  PURCHASE OPTIONS

     The Company has the right to purchase the airplane it leases during the base lease term and any renewal term for approximately $8 million.

     During 2001, the option to purchase the Cable property in Las Vegas, Nevada for the purchase price of $39.1 million was allowed to lapse. A loss of $3.2 million was recognized during 2001 and is included in Loss on Land Held for Development on the accompanying Consolidated Statement of Loss for the year ended December 30, 2001.

  LOAN GUARANTY AGREEMENT

     On May 1, 1997, the Company entered into a guaranty agreement related to a loan agreement entered into by the Coushatta Tribe of Louisiana in the amount of $25.0 million, for the purpose of constructing a hotel and acquiring additional casino equipment. The loan term is approximately five years. As of December 30, 2001 the amount outstanding was $6.8 million. Lakes was released from this guaranty agreement at the conclusion of the management agreement on January 16, 2002.

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

     Lakes made the first deposit of $7.5 million on December 31, 1999 and in July 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's condensed consolidated balance sheet. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. As of December 29, 2002 and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying condensed consolidated balance sheets. Lakes believes it has satisfied all potential obligations beyond the amounts provided for in the Company's financial statements. Lakes is seeking release of the restricted cash that was deposited into trust.

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

  STANDBY EQUITY COMMITMENT LITIGATION

     In 1997, the trustee under an indenture pursuant to which Stratosphere Corporation issued certain first mortgage notes filed a complaint in the U.S. District Court for the District of Nevada -- IBJ Schroeder Bank & Trust Company, Inc. v. Grand Casinos, Inc. -- File No. CV-S-97-01252-DWH (RJJ) -- naming Grand as defendant. The complaint alleged that Grand Casinos failed to perform under the Standby Equity Commitment entered into between Stratosphere and Grand Casinos in connection with Stratosphere's issuance of such first mortgage notes in March 1995. The complaint sought an order compelling specific performance of what the Trustee claimed were Grand Casinos' obligations under the Standby Equity Commitment. An LLC was subsequently substituted for the trustee in the proceeding. Following trial, on April 4, 2001, the Court entered judgment in favor of Grand Casinos and issued its findings of fact and conclusions of law. The plaintiff filed an appeal with the Ninth Circuit Court of appeals on May 4, 2001, Case No. 01-15947. On August 13, 2002, the Ninth Circuit affirmed the prior ruling in favor of Grand. In November 2002, the Company announced that the appeal period for this litigation had expired.

  STRATOSPHERE PREFERENCE ACTION

     In April 1998, Stratosphere served on Grand Casinos and Grand Media & Electronics Distributing, Inc., a wholly owned subsidiary of Grand Casinos ("Grand Media"), a complaint in the Stratosphere bankruptcy case seeking recovery of certain amounts paid by Stratosphere to (i) Grand Media for electronic equipment purchased by Stratosphere from Grand Media, and (ii) Grand as management fees and for costs and expenses under the management agreement between Stratosphere and Grand.

     Stratosphere claimed in its complaint that such amounts are recoverable by Stratosphere as preferential payments under bankruptcy law. In May 1998, Grand Casinos responded to Stratosphere's complaint denying that Stratosphere is entitled to recover the amounts described in the complaint. Discovery was completed on December 31, 2001 and the case proceeded to trial before the United States Bankruptcy Court for the District of Nevada on June 20, 2002.

     On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. Under this judgment, Lakes would be obligated to indemnify Grand for the $2.3 million recovery. As of December 29, 2002 and December 30, 2001, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying condensed consolidated balance sheets.

     All post-trial issues have been resolved and the parties will have an opportunity to appeal for a period of ten days following entry of final judgment.

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

10.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Year ended December 29, 2002 (in thousands, except per share amounts):

                                                   FIRST    SECOND     THIRD    FOURTH
                                                  QUARTER   QUARTER   QUARTER   QUARTER
                                                  -------   -------   -------   -------
Net revenues....................................  $1,502    $    --   $    --   $    --
Loss from operations............................    (696)    (9,692)   (2,830)   (3,653)
Net Loss........................................     (63)    (7,180)   (1,654)   (2,644)
Loss per share:
  Basic.........................................  $ (.01)   $  (.67)  $  (.16)  $  (.24)
  Diluted.......................................    (.01)      (.67)     (.16)     (.24)

     Year ended December 30, 2001 (in thousands, except per share amounts):

                                                    FIRST    SECOND     THIRD     FOURTH
                                                   QUARTER   QUARTER   QUARTER   QUARTER
                                                   -------   -------   -------   --------
Net revenues.....................................  $9,223    $9,599    $8,664    $  7,368
Earnings (loss) from operations..................   6,312     6,330     5,800     (19,566)
Net earnings (loss)..............................   4,165     3,587     3,483     (14,101)
Earnings (loss) per share:
  Basic..........................................  $  .39    $  .34    $  .33    $  (1.33)
  Diluted........................................     .39       .33       .33       (1.32)

11.  RELATED PARTY TRANSACTIONS

     During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC, which has since been acquired by Living Benefits Financial Services ("Living Benefits"). Living Benefits acquires and services life insurance policies of terminally ill individuals. In March 2001, the Board of Directors of Lakes decided not to make further loans to ViatiCare. The outstanding note receivable balance from Living Benefits to Lakes was $4.0 million as of December 30, 2001. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002 due to increased competition in the viatical business and restrictions on ability to make further policy acquisitions.

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

     Lakes has formed two partnerships with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas. The purpose of these partnerships is to develop and manage casino resort projects with the Shingle Springs Band of Miwok Indians and the Jamul Indian Village, both in California. Lakes had notes receivable from KAR in the amount of $1.9 million as of December 29, 2002 and December 30, 2001. Lakes also has a long-term receivable from Kevin Kean, the President of KAR, in the amount of $1.8 million and $1.7 million as of December 29, 2002 and December 30, 2001, respectively. See Note 12 for discussion of change in status of these partnerships.

     During 2002 and 2001, Lakes rented the use of Company equipment to another company that had a mutual Board member during a portion of 2001. A receivable of $121,000, as of December 30, 2001, is included in accounts receivable, net in the accompanying balance sheet. The transaction was for full value of the associated use and all payments for such use have been received.

12.  SUBSEQUENT EVENTS

  KAR

     On January 30, 2003, Lakes restructured a series of arrangements with two of its joint venture partners in two separate Indian gaming development projects, the project with the Jamul Indian Village near San Diego, California, and the project with the Shingle Springs Band of Miwok Indians near Sacramento, California. Lakes has effectively acquired 100% ownership of the joint ventures in exchange for restructuring indebtedness of $1.8 million from the joint venture partners to Lakes and an agreement to make certain conditional payments to the joint venture partners from profits received under the respective management contracts. These conditional payments could total up to $2 million per year for each project, however, Lakes believes these payments will be substantially less than the joint venture partners would have received under their original interest. The joint venture partners have options to repurchase their interest or obtain a comparable financial interest, in the event they are found suitable by relevant gaming regulatory authorities.

  LAND HELD UNDER CONTRACT FOR SALE

     During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which the parties have agreed in principle shall be extended to no later than May 15, 2003, $16.8 million of the purchase price is payable to Lakes in cash, $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million is payable through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, and in no event later than December 24, 2006, the entire $4.0 million will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

     The parties have decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. The contractual commitment to pay Lakes has also been decreased from $7.5 million to $3.5 million and is now payable no later than December 28, 2004.

  WORLD POKER TOUR

     During March of 2003, the World Poker Tour, LLC (WPT), a subsidiary of Lakes, signed an agreement with the Travel Channel, LLC (TRV), granting TRV the right to broadcast the first season of the World Poker Tour Series. Under the agreement, TRV shall have the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the first thirteen two-hour programs produced by WPT for an unlimited number of times over the next three years within the United States. WPT will receive a series of fixed license payments from TRV, subject in each case to satisfaction of production milestones and other conditions. The license payments are expected to cover substantially all anticipated first year production costs.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

ITEM 14. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing of this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

                                    PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

                                                              PAGE
                                                              ----
Report of Independent Public Accountants....................   31
Consolidated Balance Sheets as of December 29, 2002 and
  December 30, 2001.........................................   32
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 29, 2002, December 30, 2001 and
  December 31, 2000.........................................   33
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 29, 2002, December 30,
  2001 and December 31, 2000................................   34
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 29, 2002, December 30, 2001
  and December 31, 2000.....................................   35
Consolidated Statements of Cash Flows for the fiscal years
  ended December 29, 2002, December 30, 2001 and December
  31, 2000..................................................   36
Notes to Consolidated Financial Statements..................   37

     (a)(2) None.

     (a)(3)

EXHIBITS                           DESCRIPTION
--------                           -----------
  2.1      Agreement and Plan of Merger by and among Hilton, Park Place
           Entertainment Corporation, Gaming Acquisition Corporation,
           Lakes Gaming, Inc. and Grand Casinos, Inc. dated as of June
           30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes' Form 10 Registration Statement as filed with the
           Securities and Exchange Commission (the "Commission") on
           October 23, 1998.) (the "Lakes Form 10")
  3.1      Articles of Incorporation of Lakes Gaming, Inc.
           (Incorporated herein by reference to Exhibit 3.1 to the
           Lakes Form 10.)
  3.2      By-laws of Lakes Gaming, Inc. (Incorporated herein by
           reference to Exhibit 3.2 to the Lakes Form 10.)
 10.1      Distribution Agreement by and between Grand Casinos, Inc.
           and Lakes Gaming, Inc., dated as of December 31, 1998.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Form 8-K dated January 8, 1999.)
 10.2      Employee Benefits and Other Employment Matters Allocation
           Agreement by and between Grand Casinos, Inc. and Lakes
           Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated
           January 8, 1999.)
 10.3      Intellectual Property License Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Form 8-K dated January 8, 1999.)
 10.4      Tax Allocation and Indemnity Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Form 8-K dated January 8, 1999.)
 10.5      Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
           Gaming, Inc., and First Union National Bank as Escrow Agent,
           dated as of December 31, 1998. (Incorporated herein by
           reference to Exhibit 10.4 to Lakes' Form 8-K dated January
           8, 1999.)
 10.6      Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
           First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
           26, 1999).
 10.7      Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and
           First Union National Bank (the "Trustee") pursuant to the
           Trust Agreement executed in favor of Grand Casinos, Inc.
           (the "Secured Party"). (Incorporated herein by reference to
           Exhibit 10.8 to Lakes' Form 10-K dated March 26, 1999.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.8      Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan.
           (Incorporated herein by reference to Annex G to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.) *
 10.9      Lakes Gaming, Inc. 1998 Director Stock Option Plan.
           (Incorporated herein by reference to Annex H to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.) *
 10.10     Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
           (Incorporated herein by reference to Exhibit 10.79 to
           Grand's Report on Form 10-K for the fiscal year ended
           December 28, 1997.)
 10.11     Non-competition Agreement made and entered into as of
           December 31, 1998, by and between Lyle Berman and Park Place
           Entertainment Corporation (f/k/a Gaming Co., Inc.) a
           Delaware corporation. (Incorporated herein by reference to
           Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)
 10.12     Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.13     Management Agreement dated as of July 8, 1999, by and
           between the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.14     Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.15     Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
           Band of Potawatomi Indians and Lakes Gaming, Inc., a
           Minnesota corporation. (Incorporated herein by reference to
           Exhibit 10.64 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.16     Promissory Note (the "Transition Loan Note") dated as of
           July 8, 1999 by and among the Pokagon Band of Potawatomi
           Indians and Lakes Gaming, Inc., a Minnesota corporation.
           (Incorporated herein by reference to Exhibit 10.65 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.17     Account Control Agreement dated as of July 8, 1999 by and
           among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.18     Pledge and Security Agreement dated as of July 8, 1999 by
           and among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.19     Memorandum of Agreement Regarding Gaming Development and
           Management Agreements dated as of the 15th day of February,
           2000 by and between the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.20     Operating Agreement of Lakes Kean Argovitz
           Resorts -- California, LLC dated as of the 25th day of May,
           1999 by and between Lakes Jamul, Inc. and Kean Argovitz
           Resorts -- Jamul, LLC. (Incorporated herein by reference to
           Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.21     Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.22     Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and
           Lakes Kean Argovitz Resorts -- California, LLC, a Delaware
           limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the
           fiscal year ended December 31, 2000.)
 10.23     Management Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.24     Development Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.25     Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota
           corporation and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.26     Operating Agreement of Lakes KAR -- Shingle Springs, LLC
           dated as of the 29th day of July, 1999 by Lakes Shingle
           Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
           LLC. (Incorporated herein by reference to Exhibit 10.75 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.27     Assignment and Assumption Agreement between Kean Argovitz
           Resorts  -- Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June,
           1999. (Incorporated herein by reference to Exhibit 10.76 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.28     Assignment and Assumption Agreement and Consent to
           Assignment and Assumption, by and between Lakes Gaming,
           Inc., a Minnesota corporation, and Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.
           (Incorporated herein by reference to Exhibit 10.77 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.29     Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota
           corporation, and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.30     Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company, and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.31     Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.32     Joint Contribution Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.33     Member Control Agreement of Metroplex-Lakes, LLC, by and
           between Grand Casinos Nevada I, Inc., Metroplex, LLC, and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.34     Real Estate Option Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC
           dated as of April 25, 2000. (Incorporated herein by
           reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.35     Amended and Restated Option Agreement by and between Martin
           J. Cable and Olga B. Cable, as Trustees of the Cable Family
           Trust and Grand Casinos Nevada I, Inc. dated as of June 1,
           2000. (Incorporated herein by reference to Exhibit 10.4 to
           Lakes' Report on Form 10-Q for the quarter ended July 2,
           2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.36     Acquisition and Participation Agreement, dated as of August
           7, 2000, by and between MRD Gaming, LLC, a Nevada limited
           liability company, and Lakes Gaming and Resorts, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.37     First Amendment to Acquisition and Participation Agreement,
           dated as of October 12, 2000, by and between MRD Gaming,
           LLC, a Nevada limited liability company, and Lakes Gaming
           and Resorts, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.38     Member Control Agreement of Pacific Coast Gaming -- Corning,
           LLC. (Incorporated herein by reference to Exhibit 10.3 to
           Lakes' Report on Form 10-Q for the quarter ended October 1,
           2000.)
 10.39     Member Control Agreement of Pacific Coast Gaming -- Santa
           Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
           1, 2000.)
 10.40     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Corning, LLC, a Minnesota
           limited liability company, and Lakes Corning, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.41     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.42     Assignment and Assumption Agreement, dated as of October 16,
           2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians.
           (Incorporated herein by reference to Exhibit 10.7 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.43     First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.8 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.44     First Amended and Restated Management Agreement, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.9 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.45     First Amended and Restated Lakes Note, dated as of October
           16, 2000, by and between the Pokagon Band of Potawatomi
           Indians and Great Lakes of Michigan, LLC, a Minnesota
           limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the
           quarter ended October 1, 2000.)
 10.46     First Amended and Restated Non-Gaming Land Acquisition Line
           of Credit, dated as of October 16, 2000, by and between the
           Pokagon Band of Potawatomi Indians and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.11 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.47     Amended and Restated Transition Loan Note, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes of Michigan, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.48     Amendment to Account Control Agreement, dated as of October
           16, 2000, by and among Great Lakes of Michigan, LLC, a
           Minnesota limited liability company, Lakes Gaming, Inc., a
           Minnesota corporation, the Pokagon Band of Potawatomi
           Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of
           Minnesota, N.A. (Incorporated herein by reference to Exhibit
           10.13 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.49     Unlimited Guaranty, dated as of October 16, 2000, from Lakes
           Gaming, Inc., a Minnesota corporation, and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company, to the
           Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.50     Amendment to Pledge and Security Agreement, dated as of
           October 16, 2000, by and among the Great Lakes of Michigan,
           LLC, a Minnesota limited liability company, Lakes Gaming,
           Inc., a Minnesota corporation, and the Pokagon Band of
           Potawatomi Indians. (Incorporated herein by reference to
           Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.51     Gaming Development Agreement for Class III Gaming Facility
           by and between The Nipmuc Nation and Lakes Nipmuc, LLC,
           dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the
           quarter ended July 1, 2001.)
 10.52     Management Agreement for Class III Gaming Enterprise by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of
           July 5, 2001. (Incorporated herein by reference to Exhibit
           10.2 to lakes' Report on Form 10-Q for the quarter ended
           July 1, 2001.)
 10.53     Interim Promissory Note, dated as of July 5, 2001, by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC.
           (Incorporated herein by reference to Exhibit 10.3 to Lakes'
           Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.54     Security Agreement by and between The Nipmuc Nation and
           Lakes Nipmuc, LLC, dated July 5, 2001. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.55     Guaranty Agreement by Lakes Gaming, Inc. and agreed to by
           The Nipmuc Nation, dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form
           10-Q for the quarter ended July 1, 2001.)
 10.56     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.56 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.57     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.57 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.58     Deed of Trust, Assignment of Leases and Rents and Security
           Agreement, dated December 28, 2001, by and among Metroflag
           Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and
           Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.58 to Lakes' Report on
           Form 10-K for the fiscal year ended December 30, 2001.)
 10.59     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.59 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.60     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.60 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.61     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.61 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.62     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001, by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as
           beneficiaries. (Incorporated herein by reference to Exhibit
           10.62 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.63     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001 by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary.
           (Incorporated herein by reference to Exhibit 10.63 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.64     Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz
           Resorts -- Shingle Springs, L.L.C., Lakes KAR -- Shingle
           Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota
           corporation, and Lakes Shingle Springs, Inc.
 10.65     Consent and Agreement to Buyout and Release
           (Argovitz -- Shingle Springs Project) dated as of January
           30, 2003, by and among Jerry A. Argovitz, Lakes
           KAR -- Shingle Springs, L.L.C., Lakes Entertainment, Inc.
           and Lakes Shingle Springs, Inc.
 10.66     Consent and Agreement to Buyout and Release (Kean -- Shingle
           Springs Project) dated as of January 30, 2003, by and among
           Kevin M. Kean, Lakes KAR -- Shingle Springs, L.L.C., Lakes
           Entertainment, Inc. and Lakes Shingle Springs, Inc.
 10.67     Shingle Springs Consulting Agreement dated as of January 30,
           2003, by and between Kevin M. Kean and Lakes KAR -- Shingle
           Springs, L.L.C.
 10.68     Buyout and Release Agreement (Jamul Project) dated as of
           January 30, 2003, by and among Kean Argovitz
           Resorts -- Jamul, L.L.C., Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc.
 10.69     Consent and Agreement to Buyout and Release
           (Argovitz -- Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc.
 10.70     Consent and Agreement to Buyout and Release (Kean -- Jamul
           Project) dated as of January 30, 2003, by and among Kevin M.
           Kean, Lakes Kean Argovitz Resorts -- California, L.L.C.,
           Lakes Entertainment, Inc., a Minnesota corporation, and
           Lakes Jamul, Inc.
 10.71     Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz
           Resorts -- California, L.L.C.
 10.72     Loan and Security Agreement dated as of January 30, 2003, by and among Lakes California Land Development, Inc., Lakes
           Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes
           Jamul, Inc., Lakes KAR Shingle Springs, L.L.C., Lakes Kean
           Argovitz Resorts -- California, L.L.C. and Kevin M. Kean.
 21        Subsidiaries of the Company.
 23        Consent of Independent Public Accountants Dated March 26,
           2003.
 99.1      Certification of Chief Executive Officer
 99.2      Certification of Chief Financial Officer

---------------

* Management Compensatory Plan or Arrangement

     (b) Reports on Form 8-K.

          (i) A Form 8-K, Item 5. Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 8, 2003.

          (ii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 27, 2003.

          (iii) A Form 8-K, Item 5, Other Events and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, was filed on February 12, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKES ENTERTAINMENT, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN
                                            ------------------------------------
                                            Name: Lyle Berman
                                            Title:   Chairman of the Board and
                                                Chief Executive Officer

Dated as of March 29, 2003

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2003.

 NAME                                                              TITLE
 ----                                                              -----

                 /s/ LYLE BERMAN                           Chairman of the Board
 ------------------------------------------------       and Chief Executive Officer
                   Lyle Berman                         (Principal Executive Officer)


               /s/ TIMOTHY J. COPE                      Chief Financial Officer and
 ------------------------------------------------                 Director
                 Timothy J. Cope                            (Principal Financial
                                                          and Accounting Officer)


               /s/ MORRIS GOLDFARB                                Director
 ------------------------------------------------
                 Morris Goldfarb


                /s/ RONALD KRAMER                                 Director
 ------------------------------------------------
                  Ronald Kramer


                 /s/ NEIL I. SELL                                 Director
 ------------------------------------------------
                   Neil I. Sell

                                 CERTIFICATIONS

I, Lyle Berman, certify that:

     1. I have reviewed this annual report on Form 10-K of Lakes Entertainment, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                    /s/ LYLE BERMAN
                                          --------------------------------------
                                                       Lyle Berman
                                                 Chief Executive Officer

I, Timothy J. Cope, certify that:

     1. I have reviewed this annual report on Form 10-K of Lakes Entertainment, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                  /s/ TIMOTHY J. COPE
                                          --------------------------------------
                                                     TIMOTHY J. COPE
                                                 Chief Financial Officer