Form 10-Q
period 2003-03-30
LAKES ENTERTAINMENT INC
filed 2003-05-14
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           ---------------------------

                                    FORM 10-Q
                                   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2003

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________
                          Commission File No. 0-24993

                            LAKES ENTERTAINMENT, INC.
                            -------------------------
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

    Yes [X]                                                           No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

    Yes [ ]                                                           No [X]

As of May 8, 2003, there were 10,638,320 shares of Common Stock, $0.01 par value per share, outstanding.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                PAGE OF
                                                                                               FORM 10-Q
                                                                                               ---------
PART I.     FINANCIAL INFORMATION

            ITEM 1.     FINANCIAL STATEMENTS

                        Condensed Consolidated Balance Sheets as of March 30, 2003 and             3
                        December 29, 2002

                        Condensed Consolidated Statements of Earnings for the three months         4
                        ended March 30, 2003 and March 31, 2002

                        Condensed Consolidated Statements of Comprehensive Earnings for the
                        three months ended March 30, 2003 and March 31, 2002                       5

                        Condensed Consolidated Statements of Cash Flows for the three months       6
                        ended March 30, 2003 and March 31, 2002

                        Notes to Condensed Consolidated Financial Statements                       7

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION               19
                        AND RESULTS OF OPERATIONS

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                31

            ITEM 4.     CONTROLS AND PROCEDURES                                                   32

PART II.    OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                                                         33

            ITEM 5.     OTHER INFORMATION                                                         35

            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                          36

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                    MARCH 30, 2003     DECEMBER 29, 2002
--------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                         $    5,500          $   14,106
    Accounts receivable, net                                                 764                 116
    Deferred tax asset                                                     6,771               6,771
    Other current assets                                                   1,116                 547
--------------------------------------------------------------------------------------------------------
Total Current Assets                                                      14,151              21,540
--------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                 6,825               6,962
--------------------------------------------------------------------------------------------------------
Other Assets:
    Land held under contract for sale                                     29,053              28,832
    Land held for development                                             29,224              27,791
    Notes receivable                                                      72,470              70,955
    Cash and cash equivalents-restricted                                   8,313               8,300
    Investments in and notes from unconsolidated affiliates                1,248               1,013
    Deferred tax asset                                                     4,165               3,835
    Other long-term assets                                                 8,754               6,657
--------------------------------------------------------------------------------------------------------
Total Other Assets                                                       153,227             147,383
--------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                          $  174,203          $  175,885
========================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                  $      108          $      226
    Income taxes payable                                                   5,517               5,564
    Litigation and claims accrual                                          5,809               5,847
    Accrued payroll and related                                              343                 252
    Other accrued expenses                                                 3,242               3,486
--------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                 15,019              15,375
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                         15,019              15,375
--------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,638 common shares issued and outstanding
    at March 30, 2003, and December 29, 2002                                 106                 106
    Additional paid-in-capital                                           131,526             131,525
    Retained Earnings                                                     27,552              28,879
--------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                               159,184             160,510
--------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $  174,203          $  175,885
========================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                                (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                    MARCH 30, 2003      MARCH 31, 2002
                                                                    --------------      --------------
REVENUES:
     Management fee income                                            $        -          $    1,502
     License fee income                                                      550                   -
----------------------------------------------------------------------------------------------------
         Total Revenues                                                      550               1,502
----------------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Selling, general and administrative                                   2,979               2,100
     Depreciation and amortization                                           128                  99
----------------------------------------------------------------------------------------------------
         Total Costs and Expenses                                          3,107               2,199
----------------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                                      (2,557)               (697)
----------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                         237                 736
     Interest expense                                                          -                 (23)
     Equity in loss of unconsolidated affiliates                             (87)               (123)
     Other                                                                   159                   -
----------------------------------------------------------------------------------------------------
         Total other income, net                                             309                 590
----------------------------------------------------------------------------------------------------

Loss before income taxes                                                  (2,248)               (107)
Benefit for income taxes                                                    (921)                (44)
----------------------------------------------------------------------------------------------------

NET LOSS                                                              ($   1,327)         ($      63)
====================================================================================================

BASIC LOSS PER SHARE                                                  ($    0.12)         ($    0.01)
====================================================================================================

DILUTED LOSS PER SHARE                                                ($    0.12)         ($    0.01)
====================================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                10,638              10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                                 -                   -
----------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING                    10,638              10,638
====================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                                (UNAUDITED)
                                                                            THREE MONTHS ENDED
                                                                    ----------------------------------
                                                                    MARCH 30, 2003      MARCH 31, 2002
                                                                    ----------------------------------
NET LOSS                                                              ($   1,327)         ($      63)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
     Unrealized losses on securities:
          Unrealized holding losses during the period                          -                  (8)
                                                                      ------------------------------
COMPREHENSIVE LOSS                                                    ($   1,327)         ($      71)
                                                                      ==============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                                   THREE MONTHS ENDED
                                                                                   ------------------
                                                                            MARCH 30, 2003    MARCH 31, 2002
                                                                            --------------    --------------
OPERATING ACTIVITIES:
     Net loss                                                                  ($ 1,327)         ($    63)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
      Depreciation and amortization                                                 128                99
      Equity in loss of unconsolidated affiliates                                    87               123
      Changes in operating assets and liabilities:
           Accounts receivable                                                     (648)            3,529
           Income taxes                                                             (47)              338
           Accounts payable                                                        (118)               47
           Accrued expenses                                                        (191)            1,008
           Other                                                                   (899)             (127)
---------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Operating Activities                              (3,015)            4,954
---------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Payments for land held under contract for sale                                (221)             (291)
     Payments for land held for development                                      (1,433)             (265)
     Advances on notes receivable                                                (3,492)           (4,557)
     Proceeds from repayment of notes receivable                                      -                67
     Investment in and notes receivable from unconsolidated affiliates             (285)             (160)
     Increase in restricted cash, net                                               (13)              (27)
     Increase in other long-term assets                                            (156)             (851)
     Reduction of (payments for) property and equipment, net                          9              (832)
---------------------------------------------------------------------------------------------------------
Net Cash Used in Investing Activities                                            (5,591)           (6,916)
---------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                            -            (5,714)
---------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                 -            (5,714)
---------------------------------------------------------------------------------------------------------

Net decrease in cash and cash equivalents                                        (8,606)           (7,676)
Cash and cash equivalents - beginning of period                                  14,106            42,638
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                      $  5,500          $ 34,962
=========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                 $      -          $     25
      Income taxes                                                                    5                 5

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

Lakes currently has development and management agreements with four separate tribes for four new casino operations, one in Michigan, two in California and one with the Nipmuc Nation on the east coast. The Company also has agreements for the development of one additional casino on Indian owned land in California through a joint venture which is currently being disputed by the tribe. Each of these projects is currently in the development phase.

The Company has also formed a joint venture with a producer to launch the World Poker Tour ("WPT") and establish poker as the next significant televised mainstream sport. During March of 2003, the WPT signed an agreement with the Travel Channel, LLC (TRV), granting TRV the right to broadcast the first season of the WPT series. WPT receives a series of fixed license payments from TRV, subject in each case to satisfaction of production milestones and other conditions. Revenue is recognized ratably as production milestones and other conditions are met. The license fees are expected to cover substantially all anticipated first year production costs.

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the property is included as land held under contract for sale on the accompanying balance sheets as of March 30, 2003 and December 29, 2002. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction included a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. A $0.5 million payment on the notes receivable was received during 2002.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which the parties have agreed shall be extended to no later than May 15, 2003, $16.8 million of the purchase price is payable to Lakes in cash, $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million is payable through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

LAND HELD FOR DEVELOPMENT

Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make an initial working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15 million, resulting in an impairment charge of approximately $1.0 million, which was reflected in impairment losses in the consolidated statement of loss for the year ended December 29, 2002. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. It is possible that Lakes may sell the Shark Club property or its interest in the joint venture prior to or during construction in order to monetize this investment. See Note 10 for current status.

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

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $14.2 million and $12.8 million as of March 30, 2003 and December 29, 2002, respectively.

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

The initial recognition and initial measurement provisions of this interpretation are applicable to all guarantees and modification to guarantees made after December 31, 2002. The Company's disclosure of the indemnification and guarantee agreements of the Company is in compliance with the interpretation. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of the interpretation did not have a material impact on the Company's results of operations, financial position and cash flows. The Company does have an indemnification agreement with Grand Casinos which is fully described in Note 8 Commitments and Contingencies.

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

The adoption of SFAS No. 143 and 146 did not have a material impact on the results of operations, financial position and cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and its adoption had no impact on the Company's consolidated financial position or results of operations.

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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California and a 49 percent voting interest in the Chateaux, LLC, a joint venture formed to develop the Shark Club parcel in Las Vegas, Nevada, into an upscale timeshare project. See Note 9 for current status.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2002.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3.       STOCK-BASED COMPENSATION

At March 30, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Option No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                                  FIRST QUARTER         FIRST QUARTER
                                                                      2003                   2002
                                                                      ----                   ----
Net loss:
    As reported                                                     $  (1,327)             $    (63)
    Less: Total stock-based compensation
        expense determined under the fair value
        method, net of related tax effects                               (383)                 (423)
    Pro forma                                                          (1,710)                 (486)
Net loss per share:
    As reported -- Basic                                            $  ( 0.12)             $ ( 0.01)
    Pro forma -- Basic                                                 ( 0.16)               ( 0.05)
    As reported -- Diluted                                             ( 0.12)               ( 0.01)
    Pro forma -- Diluted                                               ( 0.16)               ( 0.05)

4.       MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS

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

The management contract for Grand Casino Coushatta expired January 16, 2002, which is seven years from the date the casino opened, and was not renewed. This non-renewal has resulted in the loss of revenues to the Company derived from such contract, which has had a material adverse effect on the Company's results of operations. As of March 30, 2003, the Company has no other management contracts from which it will derive revenues in 2003.

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

5.       NOTES RECEIVABLE

The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through March 30, 2003, no amounts have been withheld under these provisions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Notes receivable consist of the following (in thousands):

                                                                    March 30, 2003     December 29, 2002
                                                                    --------------     -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with
variable interest rates (not to exceed 10%) (5.25% at
March 30, 2003), receivable in 60 monthly installments
subsequent to commencement date                                       $   39,978          $   39,470

Notes from the Shingle Springs Band of Miwok Indians
with variable interest rates (6.25% at March 30, 2003),
receivable in varying monthly installments based on contract
terms subsequent to commencement date                                     15,886              14,035

Notes from Jamul Indian Village with variable interest rates
(6.25% at March 30, 2003), receivable in 12 monthly
installments subsequent to commencement date                              10,148               9,492

Notes from the Nipmuc Nation with variable interest rates
(6.25% at March 30, 2003) receivable in varying installments
based on contract terms subsequent to commencement date                    3,973               3,814

Other                                                                      2,485               4,144
                                                                      ----------          ----------

Total notes receivable                                                    72,470              70,955
Less - current installments of notes receivable                                -                   -
                                                                      ----------          ----------
Notes receivable, less current installments                           $   72,470          $   70,955
                                                                      ==========          ==========

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of March 30, 2003 and December 29, 2002, $10.9 million and $10.1 million of interest on notes related to properties under development has been deferred.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through March 30, 2003.

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

6.       LONG-TERM DEBT

During 2002, the Company had two notes payable with third parties. The first was collateralized by certificates of deposit, in the amount of $1.0 million and was repaid during the fourth quarter of 2002. The second, in the amount of $0.4 million, was repaid during the second quarter of 2002.

7.       CAPITAL LEASE OBLIGATIONS

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

8.       COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment, including an airplane, under a non-cancelable operating lease. The airplane lease expires May 1, 2003 and provides for two one-year renewal terms. Approximate future minimum lease payments, due under this lease as of March 30, 2003, assuming both one-year renewals are exercised, are as follows (in thousands):

                                 Operating Leases
                                 ----------------
2003                                 $   450
2004                                     600
2005                                     200
                                     -------
                                     $ 1,250
                                     =======

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

Lakes made the first deposit of $7.5 million on December 31, 1999 and in July 2000, Lakes deposited $18 million in an escrow account in partial satisfaction of the indemnification obligation. The $18 million deposit represented a settlement agreement which was reached in June 2000 regarding both the Stratosphere Shareholders' litigation and the Grand Casinos, Inc. Shareholders' litigation. On August 14, 2001, the Court issued an order giving final approval to the settlement. As such, the $18 million in restricted cash was removed from the Company's condensed consolidated balance sheet. In January 2001, Lakes also purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another obligation that was subject to the indemnification obligations. As of March 30, 2003 and December 29, 2002, $7.5 million related to security to support Lakes' indemnification obligations to Grand is included as restricted cash in the accompanying condensed consolidated balance sheets. Lakes believes it has satisfied all potential obligations beyond the amounts provided for in the Company's financial statements. Lakes is seeking release of the restricted cash that was deposited into trust. See Note 10 Subsequent Events.

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

On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. On May 8, 2003, this judgment was satisfied out of amounts held as security to support Lakes' indemnification obligations to Grand.

OTHER LITIGATION

The Company has recorded a reserve assessment related to the Stratosphere Preference Action. The reserve is included in the litigation and claims accrual on the accompanying condensed consolidated balance sheets as of March 30, 2003 and December 29, 2002.

Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

9.       RELATED PARTY TRANSACTIONS

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Subsequent to the decision by the Lakes Board to make no further loans to ViatiCare, L. B. Acquisitions, LLC, which is owned by Lyle Berman, the Chief Executive Officer and a Director of Lakes, made loans to Living Benefits. As an incentive to make the loans, L. B. Acquisitions was granted an initial 9% voting interest in Living Benefits and was given the option to convert the loan balance into 45% of the voting interest in Living Benefits. Therefore, Lyle Berman, through L. B. Acquisitions, beneficially owns a total of approximately 55% of the voting interest of Living Benefits.

Previously, Lakes formed two joint venture partnerships with Kean Argovitz Resorts, LLC ("KAR"), a limited liability company based in Houston, Texas for the purpose of developing and managing casino resort projects with the Shingle Springs Band of Miwok Indians and the Jamul Indian Village, both in California. On January 30, 2003, Lakes restructured a series of arrangements with KAR and its individual members such that Lakes has effectively acquired 100% ownership of the joint ventures in exchange for restructuring indebtedness of $1.8 million from the joint venture partnerships to Lakes and an agreement to make certain conditional payments to the individual KAR members from profits received under the respective management contracts. While these conditional payments could total up to $2 million per year for each project, Lakes believes these payments will be substantially less than KAR would have received under their original interest. The individual KAR members have options to repurchase their interest or obtain a comparable financial interest, in the event they are found suitable by relevant gaming regulatory authorities.

During 2002, Lakes rented the use of Company equipment to another company that had a mutual Board member during a portion of 2001. The transaction was for full value of the associated use and all payments for such use have been received.

10.      SUBSEQUENT EVENTS

SHARK CLUB

On April 7, 2003, Lakes announced that it has signed a Letter of Intent to sell the approximate 3.5 acre undeveloped site, known as the Shark Club Parcel, which had been previously designated for development of the Chateau time share project with Diamond Resorts in Las Vegas, Nevada. Under the terms of the Letter of Intent, Lakes will sell the property to an entity to be managed and operated by Marriott Ownership Resorts, Inc. for a purchase price of $15.0 million in cash. Certain terms and conditions of this Letter of Intent will need to be satisfied prior to the completion of this sale, which is also subject to negotiation of a definitive purchase agreement. In addition to the $15.0 million payment, Lakes will receive $1.0 million as repayment of a loan previously made to Chateau by Lakes. Subject to the satisfaction of the necessary terms and conditions, Lakes anticipates the closing will occur in the second quarter of 2003.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

INDEMNIFICATION AGREEMENT

On May 8, 2003, the trust account set up as security to support Lakes' indemnification obligations to Grand Casinos was terminated since Lakes has satisfied all known material indemnification obligations. Prior to the termination, the Stratosphere Preference Action Settlement of approximately $2.3 million was paid out of the trust to Stratosphere. Following such payment, the remaining restricted funds of approximately $5.9 million including interest, were released to Lakes and reclassified as unrestricted. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes.

The amount accrued for the Stratosphere Preference Action Litigation in excess of the amount paid totaled $3.2 million. Therefore, this amount will be reversed in the second quarter of 2003 resulting in a reduction in operating expenses of $3.2 million in the second quarter of 2003.

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

In addition, Lakes owns options to purchase various new casino games and is actively marketing these new games to the casino industry in an attempt to have a casino accept the games for use in their operations. Lakes has also formed a joint venture with another company to develop approximately 2,000 acres owned by the joint venture in eastern San Diego County in California. It is possible the land will be sold in lieu of a development by the joint venture. Lakes has also formed a joint venture with a producer to launch the World Poker Tour and establish poker as the next significant televised mainstream sport. The joint venture recently signed a three-year agreement with the Travel Channel for broadcast of the World Poker Tour series. Revenue is recognized ratably as production milestones and other conditions are met. During the first quarter of 2003, Lakes recognized approximately $0.6 million in revenue related to the World Poker Tour.

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

REVENUE RECOGNITION: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, until a project is open and operating, Lakes will not recognize revenue related to Indian casino management. Interest income on notes receivable for Indian tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and generation of cash flow from the operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. Revenue from the World Poker Tour series is recognized ratably as production milestones and other conditions are met.

IMPAIRMENT OF LONG-TERM ASSETS: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective tribes.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Through March 30, 2003, no impairments have been recorded under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. The Company currently holds land held for development and land held under contract for sale. The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of these assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss. During 2002, the Company recognized an impairment loss of $3.0 million on land held under contract for sale and an impairment loss of $1.0 million on land held for development.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 29, 2002.

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

The initial recognition and initial measurement provisions of this interpretation are applicable to all guarantees and modification to guarantees made after December 31, 2002. The Company's disclosure of the indemnification and guarantee agreements of the Company is in compliance with the interpretation. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of the interpretation did not have a material impact on the Company's results of operations, financial position and cash flows. The Company does have an indemnification agreement with Grand Casinos which is fully described in the Financial Condition section of this Management's Discussion and Analysis.

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

The adoption of SFAS No. 143 and 146 did not have a material impact on the results of operations, financial position and cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and its adoption had no impact on the Company's consolidated financial position or results of operations.

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

THREE MONTHS ENDED MARCH 30, 2003 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenues

Total revenues were $0.6 million for the three months ended March 30, 2003 compared to $1.5 million for the same period in the prior year. Revenues for the current year quarter were derived entirely from license fees related to the World Poker Tour series. Revenues for the prior year quarter were derived entirely from management fees from the management of Grand Casino Coushatta. The management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta expired on January 16, 2002. The Company currently has no other management contracts from which it will derive revenues in 2003.

Costs and Expenses

Total costs and expenses were $3.1 million for the three months ended March 30, 2003, compared to $2.2 million for the same period in the prior year. Selling, general and administrative expenses increased from $2.1 million for the three months ended March 31, 2002 to $3.0 million for the three months ended March 30, 2003. This increase is primarily due to an increase in costs incurred associated with World Poker Tour.

Other

Interest income was $0.2 million for the three months ended March 30, 2003 compared to $0.7 million for the same period in the prior year. This decrease is primarily due to a decline in cash balances.

Losses Per Common Share and Net Losses

For the three months ended March 30, 2003, basic and diluted losses per common share were $0.12, compared to basic and diluted losses of $0.01, for the same period in the prior year. Losses for the period ended March 30, 2003 were $1.3 million compared to $0.1 million for the three months ended March 31, 2002. This increase in losses relates primarily to the expiration of the management contract for Grand Casino Coushatta on January 16, 2002. In addition, increases in costs incurred associated with World Poker Tour in excess of revenues related to World Poker Tour added to the increase in net losses for the three months ended March 30, 2003.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

Outlook

It is currently contemplated that there will be no operating revenues for the remainder of 2003 from existing casino development projects. Revenue from the World Poker Tour is being recognized, however, this revenue is not expected to exceed production costs during the remainder of 2003. Although none of the existing casino development projects are expected to produce revenue in 2003, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses. In the second quarter of 2003, the Company will recognize a non-recurring reduction in operating expenses of approximately $3.2 million. This amount represents the excess of the amount previously accrued for the Stratosphere Preference Action Litigation over the amount of the final judgment paid by the Company in May 2003. The Company's cash position coupled with payment to be received on the sale of the Polo Plaza property, are considered adequate to cover expected 2003 operating expenses.

FINANCIAL CONDITION

At March 30, 2003, Lakes had $8.3 million in restricted cash and $5.5 million in unrestricted cash and cash equivalents. Subsequent to March 30, 2003, Lakes has received a $5.9 million cash distribution from the termination of a trust established as security for indemnification obligations to Grand Casinos, Inc. For the three months ended March 30, 2003, net cash used in operating activities totaled $3.0 million. For the three months ended March 31, 2002, net cash provided by operating activities totaled $5.0 million. For the same periods, net cash used in investing activities totaled $5.6 million and $6.9 million, respectively. Included in these investing activities for the periods ended March 30, 2003 and March 31, 2002 are advances on notes receivable of $3.5 million and $4.6 million, respectively. Also, during these periods, payments for land held for development amounted to $1.4 million and $0.3 million, respectively.

Lakes plans to use its cash for continuing operations, loans to current joint ventures and tribal partners to develop existing and anticipated Indian casino operations, the pursuit of additional business opportunities, and settlement of pending litigation matters. The amount and timing of Lakes' cash outlays for casino development loans will depend on the timing of the regulatory approval process and the availability of external financing. When approvals are received, additional financing will be needed to complete the projects. It is currently planned that this third-party financing will be obtained by each individual tribe. However, there can be no assurance that if third-party financing is not available, Lakes will not be required to finance these projects directly. If Lakes must provide this financing, Lakes expects to obtain debt or equity financing which it would loan to the respective tribes as necessary. In the alternative, Lakes may be required to guarantee the tribes' debt financing or otherwise provide support for the tribes' obligations. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

At March 30, 2003, Lakes had approximately $72.5 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 5 to the Consolidated Financial Statements included in Item 1.

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

As part of a joint venture which will televise poker tournaments, the Company invested $0.1 million for an approximately 78% ownership position in the joint venture during 2002. The Company is also required to loan up to $3.2 million to the joint venture as needed. As of March 30, 2003, the Company had made net loans totaling $3.1 million to the joint venture.

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

During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which the parties have agreed shall be extended to no later than May 15, 2003, $16.8 million of the purchase price is payable to Lakes in cash, $4.0 million is payable through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million is payable through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004 and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)
                                   (UNAUDITED)

In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. The contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million and is now payable no later than December 28, 2004.

Lakes continues to own the Shark Club property, which is an approximate 3.5 acre undeveloped site adjacent to the Polo Plaza shopping center and Travelodge sites. During August 2002, Lakes formed a joint venture with Diamond Resorts, LLC, a Nevada limited liability company and time-share developer for the purpose of developing the Shark Club parcel as an upscale time-share project. The terms of this joint venture agreement require that Diamond and Lakes each make an initial working capital contribution of $250,000. Subject to Diamond obtaining a financing commitment for a construction loan sufficient to fund at least the first phase of the building improvements contemplated by the time-share project, the joint venture agreement will require Lakes to contribute the relevant portion of the Shark Club parcel, which was originally valued at $16.0 million. During December of 2002, the Shark Club parcel was adjusted to its revised estimated market value of $15.0 million resulting in an impairment charge of approximately $1.0 million, which was reflected in impairment losses in the consolidated statement of loss for the year ended December 29, 2002. Diamond has agreed to perform sales, marketing, administrative and managerial services for the project. The terms of the joint venture agreement provide for the repayment to Lakes of its contribution of property in cash based on the joint venture's cash flow and time-share unit sales. It is contemplated that Lakes will be required to make no other material contributions of cash or property to the project. On October 2, 2002, Lakes loaned $1.0 million to the joint venture. Interest accrues at a rate of 10% per annum. The loan is due and payable from first available cash flow of the joint venture (excluding any required capital contribution from a member) and no later than October 1, 2004.

On April 7, 2003, Lakes announced that it has signed a Letter of Intent to sell the Shark Club property. Under the terms of the Letter of Intent, Lakes will sell the property to an entity to be managed and operated by Marriott Ownership Resorts, Inc. for a purchase price of $15.0 million in cash. Certain terms and conditions of this Letter of Intent will need to be satisfied prior to the completion of this sale, which is also subject to negotiation of a definitive purchase agreement. In addition to the $15.0 million payment, Lakes will receive $1.0 million as repayment of a loan previously made to Chateau by Lakes. Subject to the satisfaction of the necessary terms and conditions, Lakes anticipates the closing will occur in May 2003.

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

The Company had two notes payable with third parties, which were repaid during 2002. The first was collateralized by certificates of deposit, in the amount of $1.0 million. The second was collateralized by property in the amount of $0.4 million.

As a part of the agreements resulting from Lakes' spin-off from Grand Casinos and related transactions, Lakes has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments. See Part II Item 1. Legal Proceedings. As security to support Lakes' indemnification obligations to Grand Casinos, Lakes deposited $7.5 million in trust for the benefit of Grand Casinos, as a wholly owned subsidiary of Park Place. In May of 2003, the Stratosphere Preference Action Settlement of approximately $2.3 million was paid out of the trust to Stratosphere. Following such payment, the remaining restricted funds of approximately $5.9 million, including interest, were released to Lakes and reclassified as unrestricted and the trust was terminated, since Lakes has satisfied all known material indemnification obligations. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 provides alternative transition methods for companies that make a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure provisions of SFAS No. 148 and its adoption had no impact on the Company's consolidated financial position or results of operations.

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

These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2002.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2003, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of March 30, 2003, Lakes had $72.4 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.1 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.7 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.7 million in deferred interest income over the same twelve month period.

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

On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. On May 8, 2003, this judgment was satisfied out of amounts held as security to support Lakes' indemnification obligations to Grand.

OTHER LITIGATION

The Company has recorded a reserve assessment related to the Stratosphere Preference Action. The reserve is included in the litigation and claims accrual on the accompanying condensed consolidated balance sheets as of March 30, 2003 and December 29, 2002.

Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 5.  OTHER INFORMATION

The Lakes Board of Directors previously has determined that each of the three Audit Committee members is an "independent director" under Nasdaq listing standards. The Board has been advised of an informal interpretation of the Nasdaq rules that might cause Neil I. Sell, a member of the Audit Committee, not to be considered independent. Mr. Sell is a partner in the law firm of Maslon Edelman Borman & Brand, LLP, which performs legal services for Lakes, and the fees paid by Lakes to the Maslon law firm have exceeded $60,000 per year. Under the informal interpretation, all of these fees are imputed to Mr. Sell personally, and he is not considered independent. However, under Nasdaq guidelines, he can still serve as a member of the Audit Committee if the Board of Directors determines that membership on the Audit Committee by Mr. Sell is required by the best interests of Lakes and its shareholders. The Board has made this determination considering all relevant factors, principally Mr. Sell's membership on the Audit Committee since Lakes commenced its business, resulting in his understanding of Lakes' financial statements and accounting issues; his dedication and thoroughness as a member of the Audit Committee; his previous background as a member of the Board of Directors and Audit Committee of Grand Casinos, Inc.; and his background as a certified public accountant.

On May 12, 2003, Timothy J. Cope was named President of Lakes. Prior to such time, Mr. Cope, who also serves as Chief Financial Officer, served as Executive Vice-President. Lyle Berman, Lakes' previous President, continues to serve as Chairman of the Board and Chief Executive Officer.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

         10.2     Amendment to Member Control Agreement of Pacific Coast Gaming
                  - Santa Rosa, LLC

         10.3 Third Amendment to Acquisition and Participation Agreement dated as of February 28, 2003, by and among MRD Gaming, LLC, Lakes Cloverdale, LLC and Lakes Corning, LLC

         10.4 Assignment dated as of February 28, 2003 by and between Lakes Corning, LLC and Lakes Cloverdale, LLC

         10.5 Assignment dated as of February 28, 2003 by and among Pacific Coast Gaming - Corning, LLC, MRD Gaming, LLC and Lakes Corning, LLC

         99.1     Certification of Chief Executive Officer

         99.2     Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         (i) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on March 11, 2003.

         (ii) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on April 7, 2003.

         (iii) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on April 14, 2003.

         (iv) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, was filed on April 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2003                               LAKES ENTERTAINMENT, INC.
                                                  -------------------------
                                                  Registrant

                                                  / s/ Lyle Berman
                                                  -------------------------
                                                  Lyle Berman
                                                  Chairman of the Board, and
                                                  Chief Executive Officer

                                                  /s/ Timothy J. Cope
                                                  -------------------------
                                                  Timothy J. Cope
                                                  President
                                                  and Chief Financial Officer

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

Date: May 14, 2003                              /s/ Lyle Berman
                                                -------------------------
                                                Lyle Berman
                                                Chief Executive Officer

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

Date: May 14, 2003                              /s/ Timothy J. Cope
                                                -------------------------
                                                Timothy J. Cope
                                                Chief Financial Officer