Form 10-Q
period 2003-06-29
LAKES ENTERTAINMENT INC
filed 2003-08-13
CIK 1071255

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

For the quarterly period ended June 29, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________________
                           Commission File No. 0-24993

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

               Yes [X]                                 No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                Yes [ ]                                No [X]

As of August 7, 2003, there were 10,638,320 shares of Common Stock, $0.01 par value per share, outstanding.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                                 PAGE OF
                                                                                                FORM 10-Q
                                                                                                ---------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                       Condensed Consolidated Balance Sheets as of
                       June 29, 2003 and December 29, 2002                                         3

                       Condensed Consolidated Statements of Earnings (Loss)
                       for the three months ended June 29, 2003 and June 30, 2002                  4

                       Condensed Consolidated Statements of Comprehensive
                       Earnings (Loss) for the three months ended June 29, 2003
                       and June 30, 2002                                                           5

                       Condensed Consolidated Statement of Loss for the six
                       months ended June 29, 2003 and June 30, 2002                                6

                       Condensed Consolidated Statements of Comprehensive
                       Loss for the six months ended June 29, 2003 and June 30, 2002               7

                       Condensed Consolidated Statements of Cash Flows for
                       the six months ended June 29, 2003 and June 30, 2002                        8

                       Notes to Condensed Consolidated Financial Statements                        9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS                                                       19

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                      31

         ITEM 4.  CONTROLS AND PROCEDURES                                                         31

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                               32

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                             33

         ITEM 5.  OTHER INFORMATION                                                               34

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                34

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                JUNE 29, 2003  DECEMBER 29, 2002
-----------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                      $ 23,354        $ 14,106
    Accounts receivable, net                                                            948             116
    Deferred tax asset                                                                4,481           6,771
    Other current assets                                                                741             547
-----------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                 29,524          21,540
-----------------------------------------------------------------------------------------------------------------
Property and Equipment-Net                                                            6,697           6,962
-----------------------------------------------------------------------------------------------------------------
Other Assets:
    Land held under contract for sale                                                 4,772          28,832
    Land held for development                                                        29,382          27,791
    Notes receivable-less current installments                                       75,595          70,955
    Cash and cash equivalents-restricted                                                  -           8,300
    Investments in and notes from unconsolidated affiliates                           8,423           1,013
    Deferred tax asset                                                                4,707           3,835
    Other long-term assets                                                            8,823           6,657
-----------------------------------------------------------------------------------------------------------------
Total Other Assets                                                                  131,702         147,383
-----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                       $167,923        $175,885
=================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                               $     96        $    226
    Income taxes payable                                                              4,312           5,564
    Litigation and claims accrual                                                       180           5,847
    Accrued payroll and related                                                         418             252
    Other accrued expenses                                                            2,944           3,486
-----------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             7,950          15,375
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                     7,950          15,375
-----------------------------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares; 10,638 common shares issued and outstanding
    at June 29, 2003, and December 29, 2002                                             106             106
    Additional paid-in-capital                                                      131,526         131,525
    Retained Earnings                                                                28,341          28,879
-----------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                          159,973         160,510
-----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $167,923        $175,885
=================================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                        (UNAUDITED)
                                                                     THREE MONTHS ENDED
                                                                     ------------------
                                                            JUNE 29, 2003           JUNE 30, 2002
                                                            -------------           -------------
REVENUES:
     License fee income                                        $  2,954                $      -
-----------------------------------------------------------------------------------------------
         Total Revenues                                           2,954                       -
-----------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Selling, general and administrative                          4,950                   9,572
     Reversal of litigation and claims accrual                   (3,212)                      -
     Depreciation and amortization                                  131                     120
-----------------------------------------------------------------------------------------------
         Total Costs and Expenses                                 1,869                   9,692
-----------------------------------------------------------------------------------------------

EARNINGS (LOSS) FROM OPERATIONS                                   1,085                  (9,692)
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                314                     436
     Interest expense                                                 -                     (24)
     Equity in loss of unconsolidated affiliates                    (60)                   (108)
     Other                                                           (1)                      -
-----------------------------------------------------------------------------------------------
         Total other income, net                                    253                     304
-----------------------------------------------------------------------------------------------

Earnings (Loss) before income taxes                               1,338                  (9,388)
Provision (Benefit) for income taxes                                549                  (2,208)
-----------------------------------------------------------------------------------------------

NET EARNINGS (LOSS)                                            $    789                ($ 7,180)
===============================================================================================

BASIC EARNINGS (LOSS) PER SHARE                                $   0.07                ($  0.67)
===============================================================================================

DILUTED EARNINGS (LOSS) PER SHARE                              $   0.07                ($  0.67)
===============================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       10,638                  10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                        -                       -
-----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                             10,638                  10,638
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
                                 (IN THOUSANDS)

                                                                                  (UNAUDITED)
                                                                               THREE MONTHS ENDED
                                                                      -----------------------------------

                                                                      JUNE 29, 2003         JUNE 30, 2002
                                                                      -----------------------------------
NET EARNINGS (LOSS)                                                      $   789               ($7,180)

OTHERCOMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
     Unrealized losses on securities:
          Unrealized holding losses during the period                          -                    (2)
          Reclassification adjustment for losses included
             in net earnings (loss)                                            -                    47
                                                                      -----------------------------------

COMPREHENSIVE EARNINGS (LOSS)                                            $   789               ($7,135)
                                                                      ===================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                         (UNAUDITED)
                                                                       SIX MONTHS ENDED
                                                                       ----------------

                                                            JUNE 29, 2003           JUNE 30, 2002
                                                            -------------           -------------
REVENUES:
     Management fee income                                     $      -                $  1,502
     License fee income                                           3,504                       -
-----------------------------------------------------------------------------------------------
         Total Revenues                                           3,504                   1,502
-----------------------------------------------------------------------------------------------

COSTS AND EXPENSES:
     Selling, general and administrative                          7,929                  11,671
     Reversal of litigation and claims accrual                   (3,212)                      -
     Depreciation and amortization                                  259                     219
-----------------------------------------------------------------------------------------------
         Total Costs and Expenses                                 4,976                  11,890
-----------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                             (1,472)                (10,388)
-----------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest income                                                551                   1,172
     Interest expense                                                 -                     (47)
     Equity in loss of unconsolidated affiliates                   (147)                   (231)
     Other                                                          158                       -
-----------------------------------------------------------------------------------------------
         Total other income, net                                    562                     894
-----------------------------------------------------------------------------------------------

Loss before income taxes                                           (910)                 (9,494)
Benefit for income taxes                                           (372)                 (2,251)
-----------------------------------------------------------------------------------------------

NET LOSS                                                       ($   538)               ($ 7,243)
===============================================================================================

BASIC LOSS PER SHARE                                           ($  0.05)               ($  0.68)
===============================================================================================

DILUTED LOSS PER SHARE                                         ($  0.05)               ($  0.68)
===============================================================================================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       10,638                  10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                        -                       -
-----------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON AND DILUTED

  SHARES OUTSTANDING                                             10,638                  10,638
===============================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                                  (UNAUDITED)
                                                                               SIX MONTHS ENDED
                                                                     ------------------------------------

                                                                     JUNE 29, 2003          JUNE 30, 2002
                                                                     ------------------------------------
NET LOSS                                                                ($  538)               ($7,243)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
     Unrealized losses on securities:
          Unrealized holding losses during the period                         -                    (10)
          Reclassification adjustment for losses included
             in net loss                                                      -                     47
                                                                     ------------------------------------

COMPREHENSIVE LOSS                                                      ($  538)               ($7,206)
                                                                     ====================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                         (UNAUDITED)
                                                                                       SIX MONTHS ENDED
                                                                                       ----------------

                                                                             JUNE 29, 2003       JUNE 30, 2002
                                                                             -------------       -------------
OPERATING ACTIVITIES:
     Net loss                                                                   ($   538)          ($ 7,243)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                                  259                218
      Equity in loss of unconsolidated affiliates                                    147                231
      Impairment of land held under contract for sale                                  -              3,000
      Write down of related party receivables                                          -              4,000
      Changes in operating assets and liabilities:
           Accounts receivable                                                      (832)             3,601
           Income taxes                                                              167             (3,547)
           Accounts payable                                                         (130)              (105)
           Accrued expenses                                                       (2,922)               915
           Other                                                                    (194)            (1,565)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Operating Activities                                             (4,043)              (495)
-----------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Short-term investments, sales/maturities                                          -              1,101
     Payments for land held under contract for sale                                 (433)              (666)
     Payments received on land held under contract for sale                       16,765                  -
     Payments for land held for development                                       (1,591)            (4,910)
     Advances on notes receivable                                                 (6,642)            (9,947)
     Proceeds from repayment of notes receivable                                       -                 67
     Investment in and notes receivable from unconsolidated affiliates              (495)              (139)
     Decrease (increase) in restricted cash, net                                   5,906                (55)
     Increase in other long-term assets                                             (225)              (333)
     Reduction of (payments for) property and equipment, net                           6               (716)
-----------------------------------------------------------------------------------------------------------
Net Cash Provided by (Used in) Investing Activities                               13,291            (15,598)
-----------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                             -             (5,714)
     Payments on long-term debt                                                        -               (350)
-----------------------------------------------------------------------------------------------------------
Net Cash Used in Financing Activities                                                  -             (6,064)
-----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                               9,248            (22,157)
Cash and cash equivalents - beginning of period                                   14,106             42,638
-----------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 23,354           $ 20,481
===========================================================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                  $      -           $     49
      Income taxes                                                                     4                  5

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

The Company has also formed a joint venture with a producer to launch the World Poker Tour ("WPT") and establish poker as the next significant televised mainstream sport. During March of 2003, the WPT signed an agreement with the Travel Channel, LLC (TRV), granting TRV the right to broadcast the first season of the WPT series which has now been completed. During July of 2003, WPT reached an agreement with TRV for a second season with options for five additional seasons. WPT receives a series of fixed license payments from TRV, subject in each case to satisfaction of production milestones and other conditions. Revenue is recognized ratably as production milestones and other conditions are met.

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate, rather than as a sale. Therefore, the property was included as land held under contract for sale on the accompanying condensed consolidated balance sheet as of December 29, 2002. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction included a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay Lakes $23.3 million by December 29, 2002, and a second contractual agreement to pay Lakes $7.5 million on June 30, 2004. A $0.5 million payment on the notes receivable was received during 2002.

During 2002, Lakes and Metroflag restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties reduced the purchase price for the Polo Plaza property from $23.8 million to $21.8 million. On the revised payment date, which was scheduled to be no later than January 31, 2003, $16.8 million of the purchase price was to be payable to Lakes in cash and $4.0 million was to be payable through the issuance to Lakes of a preferred membership interest in Metroflag. Effective June 30, 2002, Lakes recorded a $3.0 million impairment charge for these properties relating to the adjustment in the purchase price and the potential discount on the return of Lakes' preferred interest.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

This real estate was reported at its adjusted carrying value in Land Held Under Contract for Sale as of December 29, 2002. Lakes' collateral is the property and lease rights described above which would revert back to Lakes in the event of default by Metroflag.

During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million and extended the payment date to May 15, 2003. On the payment date, $16.8 million of the purchase price was paid to Lakes in cash, $4.0 million was paid through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million was paid through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

LAND HELD FOR DEVELOPMENT

On April 7, 2003, Lakes announced that it has signed a Letter of Intent to sell the approximate 3.5 acre undeveloped site, known as the Shark Club Parcel, for a purchase price of $15.0 million in cash. The transaction closed on July 1, 2003. In addition to the $15.0 million payment, Lakes received $1.0 million as repayment of a loan previously made by Lakes to Chateaux, LLC, a joint venture entity originally formed by Lakes and a time-share developer for the purpose of developing the Shark Club Parcel as an upscale time-share project.

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $14.4 million and $12.8 million as of June 29, 2003 and December 29, 2002, respectively.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after June 15, 2003. The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46, as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California and a 49 percent voting interest in the Chateaux, LLC, a joint venture formed to develop the Shark Club Parcel in Las Vegas, Nevada, into an upscale timeshare project. See Note 8 for current status of the Shark Club Parcel.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2002.

3.       STOCK-BASED COMPENSATION

At June 29, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Option No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                           SIX MONTHS ENDED                  THREE MONTHS ENDED
                                                           ----------------                  ------------------
                                                   JUNE 29, 2003     JUNE 30, 2002    JUNE 29, 2003      JUNE 30, 2002
                                                   -------------     -------------    -------------      -------------
Net earnings (loss):                                 $    (538)        $  (7,243)      $       789         $  (7,180)
    As reported
    Less: Total stock-based compensation
        expense determined under the fair
        value method, net of related tax effects          (767)             (849)             (383)             (426)
    Pro forma                                           (1,305)           (8,092)              406            (7,606)
Net earnings (loss) per share:
    As reported -- Basic                             $   (0.05)        $   (0.68)      $      0.07         $   (0.67)
    Pro forma -- Basic                                   (0.12)            (0.76)             0.04             (0.71)
    As reported -- Diluted                               (0.05)            (0.68)             0.07             (0.67)
    Pro forma -- Diluted                                 (0.12)            (0.76)             0.04             (0.71)

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

5.       NOTES RECEIVABLE

The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through June 29, 2003, no amounts have been withheld under these provisions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Notes receivable consist of the following (in thousands):

                                                                                      June 29, 2003          December 29, 2002
                                                                                      -------------          -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates
(not to exceed 10%) (5.00% at June 29, 2003), receivable in 60 monthly
installments subsequent to commencement date                                           $    40,624                $ 39,470

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (6.00% at June 29, 2003), receivable in varying monthly installments based
on contract terms subsequent to commencement date                                           17,539                  14,035

Notes from Jamul Indian Village with variable interest rates (6.00% at June 29,
2003), receivable in 12 monthly installments subsequent to commencement date                10,795                   9,492

Notes from the Nipmuc Nation with variable interest rates (6.00% at June 29,
2003) receivable in varying installments based on contract terms subsequent to
commencement date                                                                            4,150                   3,814

Other                                                                                        2,487                   4,144
                                                                                         ---------                --------

Total notes receivable                                                                      75,595                  70,955
                                                                                          ========                ========

Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of June 29, 2003 and December 29, 2002, $12.2 million and $10.1 million of interest on notes related to properties under development has been deferred.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through June 29, 2003.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.       COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment, including an airplane, under a non-cancelable operating lease. The airplane lease expired May 1, 2003 and was renewed for a one-year period. The lease provides for one additional one-year renewal term. Approximate future minimum lease payments, due under this lease as of June 29, 2003, assuming the second one-year renewal is exercised, are as follows (in thousands):

               Operating Leases
               ----------------
2003              $    300
2004                   600
2005                   200
                  --------
                  $  1,100
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

As security to support Lakes' indemnification obligations to Grand, Lakes agreed to deposit an aggregate of $30 million, in trust for the benefit of Grand, as a wholly owned subsidiary of Park Place, to cover various commitments and contingencies related to or arising out of Grand's non-Mississippi business and assets (including by way of example, but not limitation, tribal loan guarantees, real property lease guarantees for Lakes' subsidiaries and director and executive officer indemnity obligations). The deposits were to be made in four annual installments of $7.5 million, over the four-year period subsequent to December 31, 1998. Any proceeds remaining in this trust after all the secured obligations were indefeasibly paid in full and discharged were to be returned to Lakes.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Lakes made the first deposit of $7.5 million on December 31, 1999 and deposited an additional $18 million in an escrow account in July 2000. The $18 million deposit represented partial satisfaction of Lakes indemnification obligation pursuant to a settlement agreement related to certain litigation claims brought against Grand by its shareholders. Upon receipt of a court order on August 14, 2001 giving final approval to the settlement, the $18 million in restricted cash was removed from the Company's condensed consolidated balance sheet. In January 2001, Lakes purchased the Shark Club property in Las Vegas for $10.1 million in settlement of another Grand obligation that was subject to the indemnification by Lakes. As of December 29, 2002, $7.5 million related to security to support Lakes' indemnification obligations to Grand was included as restricted cash in the accompanying condensed consolidated balance sheets. In May 2003, $2.3 million was paid out of the trust to Stratosphere Corporation to satisfy Lakes' indemnification obligations to Grand resulting from Grand's settlement of a litigation claim seeking recovery of certain amounts paid by Stratosphere to Grand and a subsidiary of Grand that were alleged to be preferential payments under the bankruptcy laws. As this litigation claim was the last remaining known material Grand obligation that was subject to indemnification by Lakes, the trust account was terminated on May 8, 2003 and the remaining restricted funds of approximately $5.9 million, including interest, were released to Lakes and reclassified as unrestricted cash on Lakes' condensed consolidated balance sheet as of June 29, 2003. Notwithstanding termination of the trust account, Lakes' indemnification obligations to Grand remain in effect. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes.

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

On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. On May 8, 2003, this judgment was satisfied out of amounts held in trust as security to support Lakes' indemnification obligations to Grand. The Company had recorded a reserve assessment related to this litigation which exceeded the final judgment amount by $3.2 million. This amount was reversed during the second quarter of 2003 resulting in a $3.2 million pre-tax decrease in costs and expenses in the accompanying consolidated statement of loss for the six months ended June 29, 2003 and the accompanying consolidated statement of earnings for the three months ended June 29, 2003.

OTHER LITIGATION

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

7.       RELATED PARTY TRANSACTIONS

During 2001 and 2000, Lakes made a total of $4.0 million in unsecured loans, which were receivable in full on December 31, 2002, to ViatiCare Financial Services, LLC, which has since been acquired by Living Benefits Financial Services ("Living Benefits"). In March 2001, the Board of Directors of Lakes decided not to make further loans to ViatiCare. A $4.0 million impairment charge for this note was recorded during the quarter ended June 30, 2002, due to increased competition in the viatical insurance business and restrictions on ability to make further policy acquisitions.

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

A subsidiary of Lakes and Land Baron West, LLC are partners in a joint venture formed to develop or sell land purchased by the joint venture near San Diego, California. Land Baron West, LLC owed the joint venture $0.5 million, and $0.2 million, as of June 29, 2003 and December 29, 2002, respectively. These amounts are included in accounts receivable on the accompanying condensed consolidated balance sheets.

During 2002, Lakes rented the use of Company equipment to another company that had a mutual Board member during a portion of 2001. The transaction was for full value of the associated use and all payments totaling $0.02 million for such use have been received.

8.       SUBSEQUENT EVENT

SHARK CLUB

On July 1, 2003, Lakes completed the sale of its Shark Club property in Las Vegas, Nevada to an entity to be managed and operated by Marriott Ownership Resorts, Inc. As consideration for this sale, Lakes received $15.0 million in cash, plus $1.0 million as repayment of a loan previously made to Chateaux by Lakes.

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

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin: (1) Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan for the Pokagon Band of Potawatomi Indians. (2) Lakes has entered into contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego with the Jamul Indian Village and the other near Sacramento with the Shingle Springs Band of Miwok Indians. (3) Lakes and another company have formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California. The Cloverdale Rancheria has notified the partnership that the Rancheria wishes to terminate the relationship between the two parties. The partnership has advised the Rancheria that the partnership believes the contract is enforceable. The Rancheria acknowledges that the partnership has loaned the Rancheria money and that the Rancheria will endeavor to repay the money in a timely manner. (4) Lakes has also signed contracts with the Nipmuc Nation, a Massachusetts Indian tribe, for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has submitted additional information to the BIA for reconsideration.

In addition, Lakes owns options to purchase various new casino games and is actively marketing these new games to the casino industry in an attempt to have a casino accept the games for use in their operations. Lakes has also formed a joint venture with another company to develop approximately 2,000 acres owned by the joint venture in eastern San Diego County in California. It is possible the land will be sold in lieu of a development by the joint venture. Lakes has also formed a joint venture with a producer to launch the World Poker Tour ("WPT") and establish poker as the next significant televised mainstream sport. The joint venture signed an agreement with the Travel Channel ("TRV") in March 2003, for broadcast of the first season of the WPT series which has now been completed. During July of 2003, WPT reached an agreement with TRV for a second season with options for five additional seasons. Revenue is recognized ratably as production milestones and other conditions are met. During the first two quarters of 2003, Lakes recognized approximately $3.5 million in revenue related to the World Poker Tour. Revenues related to the second season will be recognized during 2004.

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

IMPAIRMENT OF LONG-TERM ASSETS: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective tribes. Through June 29, 2003, no impairments have been recorded under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after June 15, 2003. The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46, as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

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

SIX MONTHS ENDED JUNE 29, 2003 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2002

Revenues

Total revenues were $3.5 million for the six months ended June 29, 2003 compared to $1.5 million for the same period in the prior year. Revenues for the current year period were derived entirely from license fees related to the WPT series, which has now completed its first full season. An agreement for a WPT second season was reached during July of 2003. Under the new agreement, WPT will receive a series of fixed license payments for the second season. These payments will commence in 2004 and are subject to satisfaction of production milestones and other conditions. WPT is also entitled to a portion of the revenues from other sources including international distribution, merchandising and certain sponsorships, and WPT is currently exploring these opportunities. Revenues for the prior year period were derived entirely from management fees from the management of Grand Casino Coushatta. The management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta expired on January 16, 2002. The Company currently has no other management contracts from which it will derive revenues in 2003.

Costs and Expenses

Total costs and expenses were $5.0 million for the six months ended June 29, 2003, compared to $11.9 million for the same period in the prior year. Selling, general and administrative expenses decreased from $11.7 million for the six months ended June 30, 2002 to $7.9 million for the six months ended June 29, 2003. This decrease is the result of impairment charges taken in the prior year period of $4.0 million relating to a note receivable from Living Benefits, LLC, and $3.0 million relating to the Polo Plaza and Travelodge properties, which was partially offset by an increase in professional fees of approximately $1.4 million related to the property sales in Las Vegas, Nevada, as well as an increase in costs incurred associated with WPT in the amount of $2.2 million during the current year period. Also during the current year period, the Company reversed a reserve assessment related to Stratosphere litigation which exceeded the final judgment amount resulting in a reversal of litigation and claims accrual in the amount of $3.2 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Other

Interest income was $0.6 million for the six months ended June 29, 2003 compared to $1.2 million for the same period in the prior year. This decrease is primarily due to lower cash balances during the period.

Losses Per Common Share and Net Losses

For the six months ended June 29, 2003, basic and diluted losses per common share were $0.05, compared to basic and diluted losses of $0.68, for the same period in the prior year. Losses for the period ended June 29, 2003 were $0.5 million compared to $7.2 million for the six months ended June 30, 2002. This decrease in losses is primarily due to the impairment charges of $7.0 million taken in the prior year period discussed above. Also contributing to the decrease was the WPT revenue of $3.5 million recognized in 2003, compared to management fee income of $1.5 million related to the management of Grand Casino Coushatta, recognized in the prior year period.

THREE MONTHS ENDED JUNE 29, 2003 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2002

Revenues

Total revenues were $3.0 million for the three months ended June 29, 2003. There were no revenues in the same period in the prior year. Revenues for the current year period were derived entirely from license fees related to the WPT series, which has now completed its first full season. An agreement for a WPT second season was reached during July 2003. Revenue from the second season will be recognized in 2004 as production milestones and other conditions are met.

Costs and Expenses

Total costs and expenses were $1.9 million for the three months ended June 29, 2003, compared to $9.7 million for the same period in the prior year. Selling, general and administrative expenses decreased from $9.6 million for the three months ended June 30, 2002 to $5.0 million for the three months ended June 29, 2003. This decrease is primarily due to a second quarter 2002 impairment of $4.0 million relating to a note receivable from Living Benefits Financial Services, LLC, as well as a $3.0 million impairment charge taken on the Polo Plaza and Travelodge properties, which was partially offset by an increase in professional fees of approximately $1.4 million related to the property sales in Las Vegas, Nevada, as well as an increase in costs incurred associated with WPT in the amount of $1.2 million during the current year period. Also during the current year period, the Company reversed a reserve assessment related to Stratosphere litigation which exceeded the final judgment amount resulting in a reversal of litigation and claims accrual in the amount of $3.2 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Other

Interest income was $0.3 million for the three months ended June 29, 2003 compared to $0.4 million for the same period in the prior year. This decrease is primarily due to lower cash balances during the period.

Earnings Per Common Share and Net Earnings

For the three months ended June 29, 2003, basic and diluted earnings per common share were $0.07, compared to basic and diluted losses of $0.67, for the same period in the prior year. Earnings for the three months ended June 29, 2003 were $0.8 million compared to losses of $7.2 million for the three months ended June 30, 2002. This increase in earnings relates primarily to the impairment charges of $7.0 million taken in the prior year period discussed above. Also contributing to the increase was the WPT revenue recognized in the current year quarter.

Outlook

It is currently contemplated that there will be no operating revenues for the remainder of 2003 from existing casino development projects or from the World Poker Tour. Although none of the existing casino development projects are expected to produce revenue in 2003, Lakes continues to evaluate potential new revenue-generating business opportunities. The Company recently signed an agreement with TRV for a second season of the WPT series. Costs associated with WPT are expected to remain primarily consistent during the third and fourth quarters of 2003. However, revenues related to the second season will not be recognized until 2004, as production milestones and other conditions are met. Lakes anticipates that second season revenues from all sources will allow WPT to be profitable in 2004 and future years, thereby being incremental to Lakes' earnings and reducing financial risks associated with this venture. Lakes continues to closely monitor its operating expenses.

FINANCIAL CONDITION

At June 29, 2003, Lakes had $23.4 million in unrestricted cash and cash equivalents. Subsequent to June 29, 2003, Lakes has received $15.0 million in cash related to the sale of the Shark Club property and $1.0 million as repayment of a loan previously made to Chateaux by Lakes. Lakes considers its cash position, which includes the payments received upon the sale of the Shark Club property, adequate to cover expected remaining 2003 operating expenses. For the six months ended June 29, 2003, net cash used in operating activities totaled $4.0 million. For the six months ended June 30, 2002, net cash used in operating activities totaled $0.5 million. For the current year period, net cash provided by investing activities totaled $13.3 million. For the six months ended June 30, 2002, net cash used in investing activities totaled $15.6 million. Included in these investing activities for the periods ended June 29, 2003 and June 30, 2002 are advances on notes receivable of $6.6 million and $9.9 million, respectively. Net receipts from land held under contract for sale were $16.3 million during the six months ended June 29, 2003. Payments for land held under contract for sale were $0.7 million for the six months ended June 30, 2002.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Unrestricted cash increased by $5.9 million during the 2003 period as a result of the reclassification of restricted cash as unrestricted. During the periods ended June 29, 2003 and June 30, 2002, payments for land held for development amounted to $1.6 million and $4.9 million, respectively.

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

At June 29, 2003, Lakes had approximately $75.6 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 5 to the Consolidated Financial Statements included in Item 1.

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

As part of a joint venture which will televise poker tournaments, the Company invested $0.1 million for an approximately 78% ownership position in the joint venture during 2002. The Company is also required to loan up to $3.2 million to the joint venture as needed. As of June 29, 2003, the Company had made net loans totaling $1.8 million to the joint venture.

On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term land lease and a motel operation. This transaction was accounted for under the deposit method of accounting under the requirements of Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate rather than as a sale. Therefore, the fair value of the property was included as land held under contract for sale on the accompanying balance sheet as of December 29, 2002. The total price for this combined transaction was approximately $30.9 million. Terms of the transaction include a $1.0 million down payment, which was received in January 2002, a contractual commitment to pay to Lakes $23.3 million and a second contractual commitment to pay Lakes $7.5 million.

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

During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties have increased the price of the Polo Plaza property from $21.8 million to $25.8 million. On the payment date, which was extended to May 15, 2003, $16.8 million of the purchase price was paid to Lakes in cash, $4.0 million was paid through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million was paid through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004 and in no event later than December 24, 2006, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. The contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million and is now payable no later than December 28, 2004.

On July 1, 2003, Lakes completed the sale of its Shark Club property in Las Vegas, Nevada to an entity to be managed and operated by Marriott Ownership Resorts, Inc. As consideration for this sale, Lakes received $15.0 million in cash, plus $1.0 million as repayment of a loan previously made to Chateaux by Lakes.

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

As a part of the agreements resulting from Lakes' spin-off from Grand Casinos and related transactions, Lakes has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments. See Part II Item 1. Legal Proceedings. As of December 29, 2002, Lakes had $7.5 million deposited in trust as security to support Lakes' indemnification obligations to Grand Casinos. In May 2003, $2.3 million was paid out of the trust to Stratosphere. Following such payment, the trust account was terminated and the remaining restricted funds of approximately $5.9 million, including interest, were released to Lakes and reclassified as unrestricted cash on Lakes' condensed consolidated balance sheet as of June 29, 2003. Notwithstanding termination of the trust account, Lakes' indemnification obligations to Grand remain in effect. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after June 15, 2003. The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46, as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK; CONTROLS AND
                                   PROCEDURES

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2003, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of June 29 2003, Lakes had $75.5 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.1 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in deferred interest income over the same twelve month period.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) or Rule 15d - 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that Lakes Entertainment, Inc.'s disclosure controls and procedures are effective.

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

On December 31, 2002, the Bankruptcy Court issued its final judgment holding that: (i) payments to Grand Media for electronic equipment totaling approximately $3.3 million are not recoverable by Stratosphere as avoidable preferences, and (ii) payment to Grand for management services in the approximate amount of $2.3 million is recoverable by Stratosphere and an avoidable preference. On May 8, 2003, this judgment was satisfied out of amounts held in trust as security to support Lakes' indemnification obligations to Grand.

OTHER LITIGATION

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on June 2, 2003.

(b) At the Annual Meeting:

    (1) Management's nominees for directors as listed in the proxy statement were elected with the following vote:

                                       Affirmative Votes          Authority Withheld
                                       -----------------          ------------------
Lyle Berman                               10,235,925                   166,670
Timothy J. Cope                           10,239,260                   163,335
Morris Goldfarb                           10,070,022                   332,573
Ronald Kramer                             10,348,604                    53,991
Neil I. Sell                              10,103,334                   299,261

    (2) The appointment of Deloitte & Touche, LLP as independent auditors of the Company was ratified with the following vote:

Affirmative Votes                 Negative Votes                Abstentions
-----------------                 --------------                -----------
   10,378,640                         20,847                       3,108

    (3) The proposal to grant full voting rights to shares of the Company's common stock held by Mr. Lyle Berman, pursuant to the Minnesota Control Share Acquisition Act, was not approved, with the following vote:

Affirmative Votes                 Negative Votes                Abstentions          Broker Non-Votes
-----------------                 --------------                -----------          ----------------
   4,766,478                         1,282,130                     9,618                4,344,369

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1 Purchase Agreement dated as of June 26, 2003, by and between Grand Casinos Nevada I, Inc. and Diamond Resorts, LLC

    31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1       Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

(b) Reports on Form 8-K

    (i) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on April 7, 2003

    (ii) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on April 14, 2003

    (iii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, was filed on April 28, 2003

    (iv) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on May 16, 2003

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 13, 2003                       LAKES ENTERTAINMENT, INC.
                                             -------------------------
                                             Registrant

                                             /s/ Lyle Berman
                                             --------------------------
                                             Lyle Berman
                                             Chairman of the Board and
                                             Chief Executive Officer

                                             /s/ Timothy J. Cope
                                             --------------------------
                                             Timothy J. Cope
                                             President and
                                             Chief Financial Officer