Form 10-Q
period 2003-09-28
LAKES ENTERTAINMENT INC
filed 2003-11-12
CIK 1071255

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

For the quarterly period ended September 28, 2003

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

As of November 5, 2003, there were 10,730,429 shares of Common Stock, $0.01 par value per share, outstanding.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                               PAGE OF
                                                                                              FORM 10-Q
                                                                                              ---------
PART I. FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS

                 Condensed Consolidated Balance Sheets as of                                       3
                 September 28, 2003 and December 29, 2002

                 Condensed Consolidated Statements of Loss for the three                           4
                 months ended September 28, 2003 and September 29, 2002

                 Condensed Consolidated Statements of Comprehensive                                5
                 Loss for the three months ended September 28, 2003
                 and September 29, 2002

                 Condensed Consolidated Statement of Loss for                                      6
                 the nine months ended September 28, 2003 and
                 September 29, 2002

                 Condensed Consolidated Statements of Comprehensive                                7
                 Loss for the nine months ended September 28, 2003
                 and September 29, 2002

                 Condensed Consolidated Statements of Cash Flows for                               8
                 the nine months ended September 28, 2003 and
                 September 29, 2002

                 Notes to Condensed Consolidated Financial Statements                              9

        ITEM 2.  MANAGEMENT'S DISCUSSION AND                                                      19
                 ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

        ITEM 3.  QUANTITATIVE AND QUALITATIVE                                                     31
                 DISCLOSURES ABOUT MARKET RISK

        ITEM 4.  CONTROLS AND PROCEDURES                                                          31

PART II.  OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS                                                                32

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                                 34

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                        SEPTEMBER 28, 2003  DECEMBER 29, 2002
                                                                        ------------------  -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                 $ 31,292            $ 14,106
    Accounts receivable, net                                                       610                 116
    Deferred tax asset                                                           2,640               6,771
    Other current assets                                                           961                 547
                                                                              --------            --------
Total Current Assets                                                            35,503              21,540
                                                                              --------            --------
Property and Equipment-Net                                                       6,598               6,962
                                                                              --------            --------
Other Assets:
    Land held under contract for sale                                            4,967              28,832
    Land held for development                                                   14,375              27,791
    Notes receivable-less current installments                                  80,360              70,955
    Cash and cash equivalents-restricted                                            --               8,300
    Investments in and notes from unconsolidated affiliates                      8,597               1,013
    Deferred tax asset                                                           6,125               3,835
    Other long-term assets                                                       8,927               6,657
                                                                              --------            --------
Total Other Assets                                                             123,351             147,383
                                                                              --------            --------
TOTAL ASSETS                                                                  $165,452            $175,885
                                                                              ========            ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                                          $    178            $    226
    Income taxes payable                                                         2,941               5,564
    Litigation and claims accrual                                                  148               5,847
    Accrued payroll and related                                                    603                 252
    Other accrued expenses                                                       2,895               3,486
                                                                              --------            --------
Total Current Liabilities                                                        6,765              15,375
                                                                              --------            --------
TOTAL LIABILITIES                                                                6,765              15,375
                                                                              --------            --------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    10,640 and 10,638 common shares issued and outstanding
    at September 28, 2003, and December 29, 2002, respectively                     106                 106
    Additional paid-in-capital                                                 131,542             131,525
    Retained Earnings                                                           27,039              28,879
                                                                              --------            --------
Total Shareholders' Equity                                                     158,687             160,510
                                                                              --------            --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $165,452            $175,885
                                                                              ========            ========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                       (UNAUDITED)
                                                                    THREE MONTHS ENDED
                                                          ---------------------------------------
                                                          SEPTEMBER 28, 2003   SEPTEMBER 29, 2002
                                                          ------------------   ------------------
REVENUES:
     License fee income                                         $    377             $     --
                                                                --------             --------
         Total Revenues                                              377                   --
                                                                --------             --------

COSTS AND EXPENSES:
     Selling, general and administrative                           2,504                2,700
     Depreciation and amortization                                   135                  130
                                                                --------             --------
         Total Costs and Expenses                                  2,639                2,830
                                                                --------             --------

LOSS FROM OPERATIONS                                              (2,262)              (2,830)
                                                                --------             --------
OTHER INCOME (EXPENSE):
     Interest income                                                  98                  134
     Interest expense                                                 --                  (23)
     Equity in loss of unconsolidated affiliates                     (50)                 (85)
                                                                --------             --------
         Total other income, net                                      48                   26
                                                                --------             --------

Loss before income taxes                                          (2,214)              (2,804)
Benefit for income taxes                                            (912)              (1,150)
                                                                --------             --------

NET LOSS                                                        ($ 1,302)            ($ 1,654)
                                                                ========             ========

BASIC LOSS PER SHARE                                            ($  0.12)            ($  0.16)
                                                                ========             ========

DILUTED LOSS PER SHARE                                          ($  0.12)            ($  0.16)
                                                                ========             ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        10,639               10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                        --                   --
                                                                --------             --------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                              10,639               10,638
                                                                ========             ========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                                     (UNAUDITED)
                                                                                                   THREE MONTHS ENDED
                                                                                        ----------------------------------------
                                                                                        SEPTEMBER 28, 2003    SEPTEMBER 29, 2002
                                                                                        ------------------    ------------------
NET LOSS                                                                                      ($1,302)            ($1,654)

OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
          Unrealized gains (losses) on securities:
          Unrealized holding gains during the period                                               --                  21
          Reclassification adjustment for losses included
             in net loss                                                                           --                   2
                                                                                              -------             -------
COMPREHENSIVE LOSS                                                                            ($1,302)            ($1,631)
                                                                                              =======             =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                          (UNAUDITED)
                                                                       NINE MONTHS ENDED
                                                           ------------------------------------------
                                                           SEPTEMBER 28, 2003      SEPTEMBER 29, 2002
                                                           ------------------      ------------------
REVENUES:
     Management fee income                                        $     --             $  1,502
     License fee income                                              3,881                   --
                                                                  --------             --------
         Total Revenues                                              3,881                1,502
                                                                  --------             --------

COSTS AND EXPENSES:
     Selling, general and administrative                             7,221               14,371
     Depreciation and amortization                                     394                  349
                                                                  --------             --------
         Total Costs and Expenses                                    7,615               14,720
                                                                  --------             --------

LOSS FROM OPERATIONS                                                (3,734)             (13,218)
                                                                  --------             --------

OTHER INCOME (EXPENSE):
     Interest income                                                   649                1,306
     Interest expense                                                   --                  (70)
     Equity in loss of unconsolidated affiliates                      (197)                (316)
     Other                                                             158                   --
                                                                  --------             --------
         Total other income, net                                       610                  920
                                                                  --------             --------

Loss before income taxes                                            (3,124)             (12,298)
Benefit for income taxes                                            (1,284)              (3,401)
                                                                  --------             --------

NET LOSS                                                          ($ 1,840)            ($ 8,897)
                                                                  ========             ========

BASIC LOSS PER SHARE                                              ($  0.17)            ($  0.84)
                                                                  ========             ========

DILUTED LOSS PER SHARE                                            ($  0.17)            ($  0.84)
                                                                  ========             ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          10,639               10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                          --                   --
                                                                  --------             --------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                10,639               10,638
                                                                  ========             ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                                             (UNAUDITED)
                                                                                           NINE MONTHS ENDED
                                                                                 SEPTEMBER 28, 2003   SEPTEMBER 29, 2002
                                                                                 ------------------   ------------------
NET LOSS                                                                               ($1,840)            ($8,897)

OTHER COMPREHENSIVE LOSS, NET OF TAX:
          Unrealized gains (losses) on securities:
          Unrealized holding gains during the period                                        --                  10
          Reclassification adjustment for losses included
             in net loss                                                                    --                  50
                                                                                       -------             -------
COMPREHENSIVE LOSS                                                                     ($1,840)            ($8,837)
                                                                                       =======             =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                              (UNAUDITED)
                                                                                           NINE MONTHS ENDED
                                                                               SEPTEMBER 28, 2003     SEPTEMBER 29, 2002
                                                                               ------------------     ------------------
OPERATING ACTIVITIES:
     Net loss                                                                         ($ 1,840)            ($ 8,897)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
      Depreciation and amortization                                                        394                  349
      Equity in loss of unconsolidated affiliates                                          197                  316
      Impairment of land held under contract for sale                                       --                3,000
      Write down of related party receivables                                               --                4,000
      Changes in operating assets and liabilities:
           Accounts receivable                                                            (494)               3,510
           Income taxes                                                                   (782)              (4,719)
           Accounts payable                                                                (48)                 185
           Accrued expenses                                                             (2,818)                 570
           Other                                                                          (414)                 280
                                                                                      --------             --------
Net Cash Used in Operating Activities                                                   (5,805)              (1,406)
                                                                                      --------             --------

INVESTING ACTIVITIES:
     Short-term investments, sales/maturities                                               --                2,130
     Payments for land held under contract for sale                                       (629)                (783)
     Payments received on land held under contract for sale                             16,766                   --
     Payments received (made) for land held for development                             13,416               (3,748)
     Advances on notes receivable                                                      (12,382)             (15,257)
     Proceeds from repayment of notes receivable                                         1,000                   67
     Investment in and notes receivable from unconsolidated affiliates                    (704)                (165)
     Decrease (increase) in restricted cash, net                                         5,907                 (579)
     Increase in other long-term assets                                                   (370)              (1,420)
     Payments for property and equipment, net                                              (30)              (1,127)
                                                                                      --------             --------
Net Cash Provided by (Used in) Investing Activities                                     22,974              (20,882)
                                                                                      --------             --------

FINANCING ACTIVITIES:
     Payments on capital lease obligations                                                  --               (5,714)
     Proceeds from issuance of common stock                                                 17                   --
     Payments on long-term debt                                                             --                 (350)
                                                                                      --------             --------
Net Cash Used in Financing Activities                                                       17               (6,064)
                                                                                      --------             --------

Net increase (decrease) in cash and cash equivalents                                    17,186              (28,352)
Cash and cash equivalents - beginning of period                                         14,106               42,638
                                                                                      --------             --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                             $ 31,292             $ 14,286
                                                                                      ========             ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                        $     --             $     74
      Income taxes                                                                           6                    9

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

The Company has also formed a joint venture with a producer to launch the World Poker Tour ("WPT") and establish poker as the next significant televised mainstream sport. During March of 2003, the WPT signed an agreement with the Travel Channel, LLC (TRV), granting TRV the right to broadcast the first season of the WPT series which has now been completed. During July of 2003, WPT reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. WPT receives a series of fixed license payments from TRV, subject in each case to satisfaction of production milestones and other conditions. Revenue is recognized ratably as production milestones and other conditions are met.

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

LAND HELD FOR DEVELOPMENT

On April 7, 2003, Lakes announced that it had signed a Letter of Intent to sell the approximate 3.5 acre undeveloped site, known as the Shark Club Parcel, for a purchase price of $15.0 million in cash. The transaction closed on July 1, 2003. In addition to the $15.0 million payment, Lakes received $1.0 million as repayment of a loan previously made by Lakes to Chateaux, LLC, a joint venture entity originally formed by Lakes and a time-share developer for the purpose of developing the Shark Club Parcel as an upscale time-share project.

Also included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $14.4 million and $12.8 million as of September 28, 2003 and December 29, 2002, respectively.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




The initial recognition and initial measurement provisions of this interpretation are applicable to all guarantees and modification to guarantees made after December 31, 2002. The Company's disclosure of the indemnification and guarantee agreements of the Company is in compliance with the interpretation. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ended after December 15, 2002. The adoption of the interpretation did not have a material impact on the Company's results of operations, financial position and cash flows. The Company does have an indemnification agreement with Grand Casinos which is fully described in Note 6 Commitments and Contingencies.

In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after December 15, 2003. The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46, as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 28, 2003. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 2002.

3. STOCK-BASED COMPENSATION

At September 28, 2003, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Option No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                                        NINE MONTHS ENDED                        THREE MONTHS ENDED
                                                -----------------------------------      ----------------------------------
                                                SEPT. 28, 2003       SEPT. 29, 2002      SEPT. 28, 2003      SEPT. 29, 2002
                                                --------------       --------------      --------------      --------------
Net loss:
    As reported                                   $   (1,840)         $   (8,897)         $   (1,302)         $   (1,654)
    Less:  Total stock-based compensation
        expense determined under the fair
        value method, net of related
        tax effects                                   (1,150)             (1,276)               (383)               (426)
    Pro forma                                         (2,990)            (10,173)             (1,685)             (2,080)
Net loss per share:
    As reported -- Basic                          $    (0.17)         $    (0.84)         $    (0.12)         $    (0.16)
    Pro forma -- Basic                                 (0.28)              (0.96)              (0.16)              (0.20)
    As reported -- Diluted                             (0.17)              (0.84)              (0.12)              (0.16)
    Pro forma -- Diluted                               (0.28)              (0.96)              (0.16)              (0.20)

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

5. NOTES RECEIVABLE

The notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through September 28, 2003, no amounts have been withheld under these provisions.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


Notes receivable consist of the following (in thousands):

                                                                                    September 28, 2003    December 29, 2002
                                                                                    ------------------    -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates
(not to exceed 10%) (5.00% at September 28, 2003), receivable in 60 monthly
installments subsequent to commencement date                                                 $41,450         $39,470

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (6.00% at September 28, 2003), receivable in varying monthly installments
based on contract terms subsequent to commencement date                                       21,304          14,035

Notes from Jamul Indian Village with variable interest rates (6.00% at September
28, 2003), receivable in 12 monthly installments subsequent to commencement date              11,744           9,492

Notes from the Nipmuc Nation with variable interest rates (6.00% at September
28, 2003) receivable in varying installments based on contract
terms subsequent to commencement date                                                          4,323           3,814

Other                                                                                          1,539           4,144
                                                                                             -------         -------

Total notes receivable                                                                       $80,360         $70,955
                                                                                             =======         =======


Interest income on notes receivable from Indian Tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of September 28, 2003 and December 29, 2002, $13.7 million and $10.1 million of interest on notes related to properties under development has been deferred.

Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience. No impairment losses on such notes receivable have been recognized through September 28, 2003.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)




6. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment, including an airplane, under a non-cancelable operating lease. The airplane lease expired May 1, 2003 and was renewed for a one-year period. The lease provides for one additional one-year renewal term. Approximate future minimum lease payments, due under this lease as of September 28, 2003, assuming the second one-year renewal is exercised, are as follows (in thousands):

              Operating Leases
              ----------------
      2003         $150
      2004          600
      2005          200
                   ----
                   $950
                   ====


PURCHASE OPTIONS

The Company has the right to purchase the airplane it leases during the renewal terms for approximately $8 million.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


LEGAL PROCEEDINGS

WILLARD EUGENE SMITH LITIGATION

On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR), related persons and entities. In the counterclaim, Smith asserts that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR entities or their principals relating to the Shingle Springs and Jamul casinos that Lakes' subsidiaries are developing in California. Smith also seeks recovery of damages and other relief from the KAR entities, Lakes and certain affiliates based on their conduct with respect to the alleged agreement.

Lakes believes the counterclaim against it is without merit. Lakes understands that the alleged oral agreement upon which Smith bases his claim was rendered null and void in a prior judgment issued against Smith by the Harris County, Texas state court in October 2000. However, in September 2003, the court vacated the prior judgment against Smith. Lakes acquired KAR's interests in the Shingle Springs and Jamul projects on January 30, 2003. In the buyout agreements between Lakes and certain KAR entities and related principals, the KAR entities represented to Lakes that the KAR entities and their affiliates had no continuing agreements with any third party relating to the Shingle Springs and Jamul projects and agreed to indemnify Lakes and its affiliates from damages resulting from prior dealings of the KAR entities and related principals concerning the projects. Lakes will vigorously defend against the allegations made against it and will pursue its indemnification rights against the KAR entities and their principals under the buyout agreements if necessary.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



7. RELATED PARTY TRANSACTIONS

Previously, Lakes formed two joint venture partnerships with KAR, a limited liability company based in Houston, Texas, for the purpose of developing and managing casino resort projects with the Shingle Springs Band of Miwok Indians and the Jamul Indian Village, both in California. On January 30, 2003, Lakes restructured a series of arrangements with KAR and its individual members such that Lakes has effectively acquired 100% ownership of the joint ventures in exchange for restructuring indebtedness of $1.8 million from the joint venture partnerships to Lakes and an agreement to make certain conditional payments to the individual KAR members from profits received under the respective management contracts. While these conditional payments could total up to $2 million per year for each project, Lakes believes these payments will be substantially less than KAR would have received under their original interest. The individual KAR members have options to repurchase their interest or obtain a comparable financial interest, in the event they are found suitable by relevant gaming regulatory authorities.

A subsidiary of Lakes and Land Baron West, LLC are partners in a joint venture formed to develop or sell land purchased by the joint venture near San Diego, California. Land Baron West, LLC owed the joint venture $0.6 million, and $0.2 million, as of September 28, 2003 and December 29, 2002, respectively. These amounts are included in accounts receivable on the accompanying condensed consolidated balance sheets.

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

In addition, Lakes owns options to purchase various new casino games and is actively marketing these new games to the casino industry in an attempt to have a casino accept the games for use in their operations. Lakes has also formed a joint venture with another company to develop approximately 2,000 acres owned by the joint venture in eastern San Diego County in California. It is possible the land will be sold in lieu of a development by the joint venture. Lakes has also formed a joint venture with a producer to launch the World Poker Tour ("WPT") and establish poker as the next significant televised mainstream sport. The joint venture signed an agreement with the Travel Channel ("TRV") in March 2003, for broadcast of the first season of the WPT series which has now been completed. During July of 2003, WPT reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. Revenue is recognized ratably as production milestones and other conditions are met. During the first three quarters of 2003, Lakes recognized approximately $3.9 million in revenue related to the World Poker Tour. Revenues related to the second season will be recognized during 2004.

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

IMPAIRMENT OF LONG-TERM ASSETS: The Company's notes receivable from Indian Tribes are generally for the development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts may be subordinated to certain other financial obligations of the respective tribes. Through September 28, 2003, no impairments have been recorded under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and historical collection experience.

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

In January 2003, the FASB issued Interpretation No. 46 (FIN46), "Consolidation of Variable Interest Entities", which addresses the consolidation of variable interest entities. The interpretation applicable immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which a Company obtains an interest after that date. For variable interests in variable interest entities acquired before February 1, 2003, the interpretation applicable applies in the first interim period beginning after December 15, 2003. The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46, as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

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

NINE MONTHS ENDED SEPTEMBER 28, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 29, 2002

Revenues

Total revenues were $3.9 million for the nine months ended September 28, 2003 compared to $1.5 million for the same period in the prior year. Revenues for the current year period were derived entirely from license fees related to the WPT series, which has completed its first full season. An agreement for a WPT second season was reached during July of 2003. Under the new agreement, WPT will receive a series of fixed license payments for the second season. These payments will commence in 2004 and are subject to satisfaction of production milestones and other conditions. WPT is also entitled to a portion of the revenues from other sources including international distribution, merchandising and certain sponsorships, and WPT is currently exploring these opportunities. Revenues for the prior year period were derived entirely from management fees from the management of Grand Casino Coushatta. The management contract with the Coushatta Tribe of Louisiana for Grand Casino Coushatta expired on January 16, 2002. The Company currently has no other management contracts from which it will derive revenues in 2003.

Costs and Expenses

Total costs and expenses were $7.6 million for the nine months ended September 28, 2003, compared to $14.7 million for the same period in the prior year. Selling, general and administrative expenses decreased from $14.4 million for the nine months ended September 29, 2002 to $7.2 million for the nine months ended September 28, 2003. This decrease is the result of impairment charges taken in the prior year period of $4.0 million relating to a note receivable from Living Benefits, LLC, and $3.0 million relating to the Polo Plaza and Travelodge properties, which was partially offset by an increase in professional fees of approximately $1.4 million related to the property sales in Las Vegas, Nevada, as well as an increase in costs incurred associated with WPT in the amount of $2.5 million during the current year period. Also during the current year period, the Company reversed a reserve assessment related to Stratosphere litigation which exceeded the final judgment amount resulting in a reversal of litigation and claims accrual in the amount of $3.2 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)



Other

Interest income was $0.6 million for the nine months ended September 28, 2003 compared to $1.3 million for the same period in the prior year. This decrease is primarily due to lower market rates during the period as well as a decrease in interest earned on amounts owed to Lakes by Metroflag related to the properties sold to Metroflag by Lakes in Las Vegas, Nevada.

Losses Per Common Share and Net Losses

For the nine months ended September 28, 2003, basic and diluted losses per common share were $0.17, compared to basic and diluted losses of $0.84 per common share, for the same period in the prior year. Losses for the period ended September 28, 2003 were $1.8 million compared to $8.9 million for the nine months ended September 29, 2002. This decrease in losses is primarily due to the impairment charges of $7.0 million taken in the prior year period discussed above.

THREE MONTHS ENDED SEPTEMBER 28, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 29, 2002

Revenues

Total revenues were $0.4 million for the three months ended September 28, 2003. There were no revenues in the same period in the prior year. Revenues for the current year period were derived entirely from license fees related to the WPT series, which has now completed its first full season. An agreement for a WPT second season was reached during July 2003. Revenue from the second season will be recognized in 2004 as production milestones and other conditions are met.

Costs and Expenses

Total costs and expenses were $2.6 million for the three months ended September 28, 2003, compared to $2.8 million for the same period in the prior year. Selling, general and administrative expenses remained nearly constant at $2.5 million for the three months ended September 28, 2003 compared to $2.7 million for the three months ended September 29, 2002.

Other

Interest income was $0.1 million for the three months ended September 28, 2003 and September 29, 2002.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)




Earnings Per Common Share and Net Earnings

For the three months ended September 28, 2003, basic and diluted losses per common share were $0.12, compared to basic and diluted losses of $0.16 per share, for the same period in the prior year. Losses for the three months ended September 28, 2003 were $1.3 million compared to losses of $1.7 million for the three months ended September 29, 2002. This decrease in losses relates primarily to revenue recognized during the current year period of $0.4 million related to the WPT. No revenue was recognized during the prior year period.

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

FINANCIAL CONDITION

At September 28, 2003, Lakes had $31.3 million in unrestricted cash and cash equivalents. Lakes considers its cash position adequate to cover expected remaining 2003 operating expenses. For the nine months ended September 28, 2003, net cash used in operating activities totaled $5.8 million. For the nine months ended September 29, 2002, net cash used in operating activities totaled $1.4 million. For the current year period, net cash provided by investing activities totaled $23.0 million. For the nine months ended September 29, 2002, net cash used in investing activities totaled $20.9 million. Included in these investing activities for the periods ended September 28, 2003 and September 29, 2002 are advances on notes receivable of $12.4 million and $15.3 million, respectively. Net receipts from land held under contract for sale were $16.1 million during the nine months ended September 28, 2003. Payments for land held under contract for sale were $0.8 million for the nine months ended September 29, 2002.

Unrestricted cash increased by $5.9 million during the 2003 period as a result of the reclassification of restricted cash as unrestricted. During the nine months ended September 28, 2003, net payments received for land held for development were $13.4 million. During the prior year period, payments for land held for development amounted to $3.7 million.

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

At September 28, 2003, Lakes had approximately $80.4 million in notes receivable from Indian tribes and other parties. Most of these amounts are advances made to the tribes for the development of gaming properties managed by Lakes. See Note 5 to the Consolidated Financial Statements included in Item 1.

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

As part of the formation of WPT, the Company invested $0.1 million for an approximately 80% ownership position in the joint venture during 2002. The Company is also required to loan up to $3.2 million to WPT as needed. As of September 28, 2003, the Company had made net loans totaling $2.0 million to WPT.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)





As a part of the agreements resulting from Lakes' spin-off from Grand Casinos and related transactions, Lakes has agreed to indemnify Grand Casinos against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings to which Grand Casinos and certain of its subsidiaries are likely to be parties. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments. Subsequent indemnification obligations to Grand Casinos, if any, will be paid directly by Lakes.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2003, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of September 28, 2003, Lakes had $80.4 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.4 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in deferred interest income over the same twelve month period.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION








ITEM 1. LEGAL PROCEEDING


WILLARD EUGENE SMITH LITIGATION

On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR), related persons and entities. In the counterclaim, Smith asserts that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR entities or their principals relating to the Shingle Springs and Jamul casinos that Lakes' subsidiaries are developing in California. Smith also seeks recovery of damages and other relief from the KAR entities, Lakes and certain affiliates based on their conduct with respect to the alleged agreement.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)





Lakes believes the counterclaim against it is without merit. Lakes understands that the alleged oral agreement upon which Smith bases his claim was rendered null and void in a prior judgment issued against Smith by the Harris County, Texas state court in October 2000. However, in September 2003, the court vacated the prior judgment against Smith. Lakes acquired KAR's interests in the Shingle Springs and Jamul projects on January 30, 2003. In the buyout agreements between Lakes and certain KAR entities and related principals, the KAR entities represented to Lakes that the KAR entities and their affiliates had no continuing agreements with any third party relating to the Shingle Springs and Jamul projects and agreed to indemnify Lakes and its affiliates from damages of the KAR entities and related principals concerning the projects. Lakes will vigorously defend against the allegations made against it and will pursue its indemnification rights against the KAR entities and their principals under the buyout agreements if necessary.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         10.1 Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934)

         31.1 Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         (i) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on July 2, 2003

         (ii) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on July 24, 2003

         (iii) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on August 7, 2003

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  November 12, 2003                    LAKES ENTERTAINMENT, INC.
                                             -------------------------
                                             Registrant


                                             / s/ Lyle Berman
                                             -----------------------------------
                                             Lyle Berman
                                             Chairman of the Board and
                                             Chief Executive Officer


                                             /s/ Timothy J. Cope
                                             -----------------------------------
                                             Timothy J. Cope
                                             President and
                                             Chief Financial Officer