Form 10-K
period 2003-12-28
LAKES ENTERTAINMENT INC
filed 2004-03-29
CIK 1071255

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

           FOR THE FISCAL YEAR ENDED DECEMBER 28, 2003

                                  OR

   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                          COMMISSION FILE NO. 0-24993
                             ---------------------
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

     As of March 19, 2004, 11,098,817 shares of the Registrant's Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 27, 2003 (the last business day of our most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $62,584,711. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant's executive officers and directors.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III. Portions of the Registrant's definitive Proxy Statement in connection with the Annual Meeting of Shareholders to be held on June 11, 2004 are incorporated by reference into Items 10 through 14, inclusive.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

GENERAL

     Lakes Entertainment, Inc., ("Lakes" or the "Company") develops and manages casinos and related hotel and entertainment facilities in various gaming jurisdictions, including Indian-owned casinos. Lakes has entered into the following contracts for the development, and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings before construction can begin:

     - A Lakes subsidiary has a contract to develop and manage The Foothill Oaks Casino, to be built on the Rancheria of the Shingle Springs Band of Miwok Indians in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the "Shingle Springs Casino").

     - A Lakes subsidiary has a contract develop and manage the Four Winds Casino resort to be built on trust land of the Pokagon Band of Potawatomi Indians in New Buffalo Township, Michigan near Interstate 94. The casino location will be near the first exit in southwestern Michigan and approximately 75 miles east of Chicago (the "Pokagon Casino").

     - A Lakes subsidiary has a contract to develop and manage a casino to be built on the reservation of the Jamul Indian Village, approximately 20 miles east of San Diego, California (the "Jamul Casino").

     - Lakes has also signed contracts with the Nipmuc Nation of Massachusetts for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs
       (BIA). The tribe has submitted additional information for reconsideration.

     In addition, Lakes, through its subsidiary World Poker Tour, LLC ("WPT"), produces the World Poker Tour television series. The first season of the series was broadcast on the Travel Channel ("TRV") on cable television in 2003. The second season of the series began airing on TRV starting in March 2004. WPT's agreement with TRV grants options to TRV for up to five additional seasons of the series. Lakes currently owns approximately 78% of World Poker Tour, LLC, which has announced plans for an initial public offering of the stock of a successor corporation. WPT will use the proceeds of the offering to expand its entertainment business.

     Lakes owns options to purchase the patent rights for various new table games and is actively marketing these new games to the casino industry in an attempt to license the games to casinos for use in their operations.

     Lakes formed a joint venture with another company to develop approximately 2000 acres owned by the joint venture in Eastern San Diego County. Lakes holds a 50% ownership interest in this joint venture. In January 2004, this land was sold in lieu of development by the joint venture. Lakes received cash in the amount of approximately $1,370,000 after payment of the existing land loan and related closing costs and after sharing 50% of the sale proceeds with its joint venture partner, Land Baron West, LLC ("Land Baron West"). The partnership will recognize a gain in the approximate amount of $0.4 million related to this sale. An agreement is also in place to sell the remaining approximately 44 acres during 2004 for approximately $700,000. The proceeds from that sale will be divided equally between Lakes and Land Baron West.

     In 2002, Lakes and another company formed a partnership with a contract to finance the construction of an Indian-owned casino 60 miles north of San Francisco, California for the Cloverdale Rancheria of Pomo Indians. The Cloverdale Rancheria has notified the partnership that it wishes to terminate the relationship with the two parties. The partnership has advised the Rancheria that the partnership believes the contract is enforceable. The Rancheria acknowledges that the partnership has loaned the Rancheria money and that the Rancheria will endeavor to repay the money in a timely manner.

HISTORY

     Lakes is a Minnesota corporation formed in 1998. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. ("Grand Casinos") and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos is Minnesota. Those contracts expired before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired on January 16, 2002. For a portion of fiscal 2000 and prior, Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buyout of the contract effective March 31, 2000.

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

     Lakes develops and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development, management and/or financing agreements relating to one casino project in Michigan, three casino projects in California, and one casino project on the east coast, with development of each subject to either regulatory or court approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects. See "Casino Projects and Agreements" below.

     Consistent with its past experience in managing the Louisiana casinos, Lakes is dedicated to developing superior facilities and providing guest service that exceeds expectations. Facilities managed by Lakes will be staffed with well-trained local casino employees and will offer a casual environment designed to appeal to the day trip, middle income customer. Lakes strives to offer its casino customers creative gaming selections in a pleasant, festive, smoke and climate-controlled setting. Lakes' managed casinos also will offer reasonably priced, high-quality food.

     Lakes faces uncertainties related to the proposed casino developments. Access to the proposed casino site for the Shingle Springs Casino is subject to certain regulatory approvals which have been obtained; however, there is currently a pending legal challenge to these approvals. For the Pokagon Casino, the Secretary of the Interior had indicated their intention to accept the land into trust, however, during the 30-day public comment period, a group called "Taxpayers of Michigan Against Casinos" filed a complaint to stop the U.S. Department of Interior from placing it into trust. The Department of Justice is defending this lawsuit on behalf of the Secretary of Interior. In San Diego, the Jamul Tribe needs to have land accepted into trust for its casino site. At the east coast location, the Nipmuc Nation is attempting to obtain federal recognition, but there is no assurance that federal recognition will be obtained. Additionally, the National Indian Gaming Commission ("NIGC") needs to approve Lakes' management contracts for each location. Lakes is actively working with the tribes to bring these issues to a successful conclusion.

     The second business strategy has been to remove a number of uncertainties surrounding Lakes since the spin-off in 1998. In 2000 Lakes entered into settlement agreements regarding several significant shareholder litigation matters, for which Lakes is required to indemnify Grand Casinos, and Lakes paid a total of $18 million to the shareholder groups during 2000 and 2001. In May 2003, $2.3 million was paid out of an indemnification trust to Stratosphere Corporation pursuant to a bankruptcy court judgement in another matter for which Lakes was required to indemnify Grand Casinos. In June 2003, the trust was terminated and the remaining restricted funds of approximately $5.9 million, including interest, were released to Lakes and reclassified as unrestricted cash on Lakes' balance sheet. Notwithstanding termination of the trust account, Lakes' indemnification obligations to Grand remain in effect until December 28, 2004. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes. See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

     During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties increased the price of the Polo Plaza property from $21.8 million to $25.8 million and extended the payment date to May 15, 2003. On the payment date, $16.8 million of the purchase price was paid to Lakes in cash, $4.0 million was paid through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million was paid through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million, as a result of the increase in the purchase price for the Polo Plaza property discussed above. During 2003, Lakes took a $1.0 million impairment charge on the Travelodge property. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. Lakes has also agreed to loan to Metroflag BP up to $3.0 million related to Travelodge operating shortfalls through December 28, 2004. As of December 28, 2003 and December 29, 2002, the outstanding loan balance was $2.1 million and $0.8 million, respectively. This loan is scheduled to be repaid on December 28, 2004. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

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

CASINO PROJECTS AND AGREEMENTS

  DEVELOPMENT AND MANAGEMENT OF SHINGLE SPRINGS CASINO.

     A Lakes subsidiary has a contract to develop and manage the Shingle Springs Casino with the Shingle Springs Band of Miwok Indians on land owned by the tribe on approximately 40 acres of the Tribe's Rancheria located approximately 30 miles east of Sacramento, California. The approximately 238,000 square-foot facility (including approximately 80,000 square feet of casino space) will be located adjacent to the planned Shingle Springs Rancheria exit on U.S. Highway 50, the principal route linking Sacramento and Northern California with South Lake Tahoe. The Shingle Springs Casino is planned to feature approximately 2,000 slot machines, additional gaming machines and approximately 100 table games, as well as restaurants, a parking garage and other facilities.

     In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received and pending litigation is resolved. Regulatory approval of the new interchange construction for access to tribal land of the Shingle Springs Band of Miwok Indians was received during 2002. The neighboring county and another local group commenced litigation in Federal and State Courts against the California regulatory agencies, attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of Caltrans on all of El Dorado County's claims challenging Caltrans' environmental review of the proposed casino project except that the court asked for clarification on one issue. The federal litigation is pending. See Item
3 -- "Legal Proceedings".

     Lakes entered into development and management contracts for the Shingle Springs Casino in 1999 (to be amended) through a joint venture between a subsidiary of Lakes and Kean Argovitz Resorts -- Shingle Springs, LLC
("KAR -- Shingle Springs"). On January 30, 2003, the Lakes subsidiary purchased KAR -- Shingle Springs' interest in the joint venture, at which time the joint venture entity became an indirect wholly owned subsidiary of Lakes. At the same time, subsidiaries of Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the individual owners of KAR -- Shingle Springs. See "Agreements With Owners of KAR Entities" below.

     The development agreement requires Lakes to make certain pre-construction advances to the Tribe in the form of a transition loan up to a maximum amount of $25 million. The current principal balance of the loan is $24 million. The management agreement is subject to the approval of the National Indian Gaming Commission and is for a term of seven years from the opening of the casino. The agreement requires Lakes to arrange for financing, in its discretion or loan to the Tribe in the form of a facility loan funds for the costs of construction and initial costs of operation up to a maximum of $300 million. As compensation for its management services, Lakes will be entitled to receive 30% of net total revenue, as that term is defined, subject to a minimum guaranteed monthly payment to the Tribe of $500,000, subject to limitations described in the agreement. The agreement may be terminated by the Tribe after five years from the commencement date if any of certain required elements of the project have not been developed. The Tribe may also buy out the management agreement provisions after four years from the commencement date.

     Development and Management of Pokagon Casino. A Lakes subsidiary has a contract to develop and manage the Pokagon Casino with the Pokagon Band of Potawatomi Indians on approximately 675 acres of land owned by the Tribe in New Buffalo Township, Michigan near the first interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The Pokagon Casino is planned to feature approximately 3,000 slot machines and approximately 100 table games, as well as restaurants, a parking garage and other facilities.

     In connection with Lakes' selection in 1999, Lakes and the Pokagon Band executed a development and management agreement (to be amended) governing their relationship during the development, construction and management of the casino. Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (FONSI) in January 2001 and filed a legal notice of its intent to place into trust 675 acres near New Buffalo, Michigan on behalf of the Pokagon Band.

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

     The development agreement provides that Lakes is required to advance approximately $68.5 million for the initial development phase of this project. The development agreement for the Pokagon project also provides that to the extent the Pokagon Band is unable to raise additional funding from third parties at an interest rate not to exceed 13% Lakes will be required to provide additional financing of up to approximately $54.0 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available for this project. The current principal balance of the loan is $41.7 million. The management agreement is subject to the approval of the National Indian Gaming Commission and is for a term of seven years from the opening of the casino. As compensation for its management services, Lakes will be entitled to receive 24% of net revenues, as that term is defined, subject to reduction to 19% in the event net revenues reach certain levels, and subject to a minimum guaranteed monthly payment to the Tribe of $1.0 million, subject to limitations described in the agreement. Lakes' management fee will be subordinated to senior indebtedness of the entity that owns the Pokagon casino. The agreement may be terminated by the Tribe after five years from the commencement date if any of certain required elements of the project have not been developed or certain financial commitments to the Tribe have not exceeded certain levels. The Tribe may also buy out the management agreement provisions after two years from the commencement date.

     Development and Management of Jamul Casino. A subsidiary of Lakes has a contract to develop and manage a casino resort facility with the Jamul Indian Village on land owned by the tribe near San Diego, California. The contract is subject to approval by NIGC and placement of the land where the casino resort is to be located into trust with the BIA. In 2000, California voters approved an amendment to the State Constitution which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort will begin once various regulatory approvals are received.

     A subsidiary of Lakes formed a joint venture with Kean Argovitz
Resorts -- Jamul, LLC ("KAR -- Jamul") that entered into the original development and management contracts with the Jamul Indian Village in 2000 (to be amended). On January 30, 2003, the Lakes subsidiary purchased KAR -- Jamul's interest in the joint venture for nominal consideration, at which time the joint venture entity became an indirect wholly owned subsidiary of Lakes. At the same time, subsidiaries of Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the individual owners of KAR -- Jamul. See "Agreements With Owners of KAR Entities" below.

     The development agreement requires Lakes to make certain pre-construction advances to the Tribe. The current principal balance of the loan is $12.3 million. The management agreement is subject to the approval of the National Indian Gaming Commission and is for a term of seven years from the opening of the casino. As compensation for its management services, Lakes will be entitled to receive 30% of net total revenue, as that term is defined, subject to a minimum guaranteed monthly payment to the Tribe of $600,000, subject to limitations described in the agreement. The agreement may be terminated by the Tribe after five years from the commencement date if any of certain required elements of the project have not been developed. The Tribe may also buy out the management agreement provisions after four years from the commencement date.

     Agreements With Owners of KAR Entities. The joint venture entities that hold the management contracts for the San Diego and Sacramento area casino resorts were previously jointly owned with KAR -- Jamul and KAR -- Shingle Springs (together, the "KAR Entities"). On January 30, 2003, subsidiaries of Lakes purchased the respective joint venture interests of the KAR Entities for nominal cash consideration, at which time the joint venture entities became indirect wholly owned subsidiaries of Lakes. At the time of the purchase, Lakes or its subsidiaries had notes receivable from the KAR Entities and a long-term receivable from Kevin M. Kean that, as of December 29, 2002, were in the amounts of $1.8 million and $1.9 million, respectively. In connection with the purchase transactions, Lakes and certain of its subsidiaries entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes and its subsidiaries have forgiven the notes receivable from the KAR Entities, subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

     Under the agreements with Kevin M. Kean, Mr. Kean may elect to serve as a consultant to Lakes' subsidiaries during the term of each subsidiary's casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees from the San Diego area casino operations and 15% of the management fees from the Sacramento area casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the San Diego and Sacramento area casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts). Regardless of whether Mr. Kean serves as a consultant, a Lakes subsidiary has agreed to loan up to $1.25 million to Mr. Kean, $1 million of which must be used to fund certain obligations of Mr. Kean related to a separate joint venture formed to acquire land in the San Diego area. This land was sold during the first quarter of 2004. Therefore, this $1 million obligation no longer exists. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

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

     Agreement for Possible Casino Development with Massachusetts Tribe. On July 9, 2001, the Company announced that it had signed development and management agreements with the Nipmuc Nation of Massachusetts for a potential future casino resort in the eastern United States. The Nipmuc Nation's petition for federal recognition received a proposed positive finding from the BIA in January 2001. However, in September 2001, that proposed positive finding was reversed by the BIA when it issued a negative finding relating to the Nipmuc Nation's request for federal recognition. The Nipmuc Nation has submitted additional information for reconsideration. In addition, community groups will have an opportunity to submit comments and documentation. If approval is received, the Nipmuc Nation would need to put land in trust before proceeding with any such enterprise.

     Joint Venture Agreement with MRD Gaming for Possible Further California Casinos. On August 10, 2000, the Company announced that it had agreed to form a joint venture for the purpose of developing gaming facilities on Indian owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company ("MRD"). The partnership between Lakes and MRD holds the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians.

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

WORLD POKER TOUR

     In March 2002, Lakes formed World Poker Tour, LLC, ("WPT"), a subsidiary of Lakes, with Steven Lipscomb, a minority shareholder of the subsidiary and an experienced producer of televised poker tournaments. Lakes owns approximately a 78% equity interest in WPT. WPT established a global series of poker tournaments in locations in various countries, which are filmed and broadcast on television. In March 2003, WPT signed an agreement with the Travel Channel, L.L.C. (TRV), granting TRV the right to broadcast the first season of the World Poker Tour series which has now been completed. Under the agreement, TRV has the exclusive right, license, and privilege to exhibit, market, distribute, transmit, perform and otherwise exploit each of the first thirteen two-hour programs produced by WPT for an unlimited number of times over a three year period within the United States.

     During July of 2003, WPT reached an agreement with TRV for a second season with TRV being granted options for five additional seasons. WPT will receive a series of fixed license payments for the second season. This agreement grants TRV the exclusive right to broadcast the second season of the World Poker Tour series within the United States. Under the new agreement, WPT is entitled to a portion of the revenues from other sources including international distribution, merchandising, certain sponsorships, and brand licensing and WPT is currently exploring these opportunities. Revenue is recognized upon delivery of completed episodes. WPT has announced plans for an initial public offering of the stock of a successor corporation.

MARKETING

     Lakes' marketing strategy at its managed operations is to attract and retain the repeat customer. Management believes that Lakes' emphasis on providing superior guest service along with first-class facilities, coupled with targeted marketing programs, contributes to attracting the repeat customer.

     Lakes' operations strategy seeks to combine retail, gaming and entertainment marketing techniques. Lakes profiles the casino customers utilizing available demographic data, regularly conducted customer surveys and other sources. Based upon this data, Lakes uses a variety of initial special promotions to attract the first-time customer and, thereafter, seeks to leverage initial customer satisfaction through a mix of marketing programs dedicated to developing a repeat customer. A variety of other events, facilities and entertainment options provide the patron with a total entertainment experience. Lakes markets these programs through a variety of direct and media marketing techniques utilizing a significant customer database developed at each location. Lakes emphasizes guest service as part of its operating strategy. High standards are set for well-trained and friendly employees so that customers can enjoy themselves in a fun-filled and entertaining atmosphere.

COMPETITION

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing, and jai-alai; sports bookmaking; and card rooms. The casinos to be managed by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of Lakes have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes' business.

     In California and Michigan, the two key areas targeted in the near-term by Lakes, Indian gaming is very well developed and continues to flourish. California has by far the largest Indian gaming industry of any state, generating an estimated $4 billion in gaming revenues in 2003, or approximately one-third of all Indian gaming revenue in the United States. There were 52 Indian gaming facilities in 2003, with a total of more than 55,000 slot machines and 1,300 table games.

     Indian gaming facilities in Michigan can offer all forms of class III gaming with the exception of sports wagering. The Michigan Indian gaming facility will compete primarily with the riverboats that operate in northern Indiana. There were five riverboats in northern Indiana in 2003, generating over $1.1 billion in gaming revenue with a total of 8,733 slot machines and 268 table games.

     In the market for televised poker tournaments, World Poker Tour competes with producers of several poker-related programs, including the "World Series of Poker", an annual event hosted by the Horseshoe Casino in Las Vegas that airs on ESPN. "Celebrity Poker Showdown", which airs on Bravo and showcases the appearances of celebrities more than it does the game of poker, and "Late Night Poker", a U.K. based program that airs on Fox. Fox also broadcasts a tournament from Atlantic City.

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

     A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven year term and a management fee not to exceed 40% of profits if NIGC is satisfied that the capital investment required, the risk exposure, and the income projections for the particular gaming activity justify the larger profit allocation and longer term.

     IGRA established three separate classes of tribal gaming -- Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pulltabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.

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

     Title 25, Section 81 of the United States Code states that "no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value ... in consideration of services for said Indians relative to their lands ... unless such contract or agreement be executed and approved" by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.

     The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code ("ITLA") states that "any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500 ... " No such licenses have been issued to Lakes to date. The applicability of ITLA to Indian gaming management contracts is unclear. Lakes believes that ITLA is not applicable to its management contracts, under which Lakes provides services rather than goods to Indian tribes. Lakes further believes that ITLA has been superseded by IGRA.

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

EMPLOYEES

     At March 19, 2004, Lakes had approximately 30 employees. World Poker Tour had approximately 12 full-time employees and an additional 28 employees who work full time while the World Poker Tour television series is in production. Lakes believes its relations with employees are satisfactory.

     The Company has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos, Inc. The Lakes' team has individual specialists on staff that mirror each of the functional areas found in a casino, including the following:

     - Gaming Operations

     - Construction & Development

     - Finance/Accounting

     - Legal/Regulatory

     - Security

     - Systems/IT

     - Food & Beverage

     - Retail

     - Marketing

     - Human Resources

     This team represents a valuable asset that Lakes can use to its advantage now and in the future.

                                  RISK FACTORS

     In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

     THE DEVELOPMENT AND MANAGEMENT OF INDIAN CASINOS AND RESORTS REQUIRE THE SATISFACTION OF VARIOUS CONDITIONS, MANY OF WHICH ARE BEYOND LAKES' CONTROL AND THE FAILURE OF WHICH TO BE SATISFIED MAY SIGNIFICANTLY DELAY THE COMPLETION OF LAKES' CURRENT INDIAN CASINO DEVELOPMENT PROJECTS OR PREVENT THE COMPLETION OF SUCH PROJECTS ALTOGETHER.

     Although Lakes and certain members of its management team have experience developing and managing casinos owned by Indian tribes and located on Indian land, neither the Company nor any of these individuals has developed or managed a casino in either the State of California, the State of Michigan, or on the east coast. In addition, the gaming industry in each of the locations where Lakes plans to develop and manage casinos has a limited operating history and faces several legal and procedural challenges that will need to be resolved prior to the commencement of Lakes' development activities and the opening and operation of the respective casinos.

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

     In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos. Certain of the Company's casino projects are the subject of litigation, and there is no assurance that the litigation can be successfully defended or that the Company's casino projects will not be delayed significantly.

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

     The terms of Lakes' current management contracts provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by a tribe of its buy-out option. Without the realization of new business opportunities or new management contracts, management contract terminations could have a material adverse effect on Lakes' results of operations and financial conditions.

     IF LAKES IS REQUIRED TO MAKE SIGNIFICANT ADDITIONAL PAYMENTS IN SATISFACTION OF THE INDEMNIFICATION OBLIGATIONS LAKES INHERITED FROM GRAND CASINOS UPON LAKES' FORMATION, THOSE PAYMENTS MAY HAVE A MATERIAL ADVERSE EFFECT ON LAKES' ASSET POSITION.

     Under the documents relating to Lakes' spin-off from Grand Casinos and Grand Casinos' acquisition by Park Place, which has since been renamed Caesars Entertainment, Inc. ("Caesars"), Lakes agreed to indemnify Grand Casinos and affiliates of Grand Casinos for (i) liabilities of Grand Casinos retained by Lakes in the spin-off, (ii) Grand Casinos' ongoing indemnification obligations to current and former directors and officers of Grand Casinos and (iii) contingent liabilities related to Stratosphere Corporation ("Stratosphere"). Lakes has previously entered into a settlement agreement dispensing with both the Stratosphere shareholders' litigation and the Grand Casinos, Inc. shareholders' litigation, pursuant to which Lakes paid a total of $18.0 million to the Grand Casinos, Inc. shareholders and the Stratosphere shareholders for full and final settlement of all federal and state related actions. In May 2003, $2.3 million was paid out of the trust to Stratosphere. Following such payment, the trust account was terminated and the remaining restricted funds of approximately $5.9 million, including interest, were released to Lakes and reclassified as unrestricted cash on Lakes' condensed consolidated balance sheet as of June 29, 2003. Notwithstanding termination of the trust account, Lakes' indemnification obligations to Grand remain in effect until December 28, 2004. Subsequent indemnification obligations to Grand Casinos, if any, would be paid directly by Lakes.

     IF LAKES' CURRENT CASINO DEVELOPMENT PROJECTS ARE NOT COMPLETED OR, UPON COMPLETION, FAIL TO SUCCESSFULLY COMPETE IN THE HIGHLY COMPETITIVE MARKET FOR GAMING ACTIVITIES, LAKES MAY LACK THE FUNDS TO COMPETE FOR AND DEVELOP FUTURE GAMING OR OTHER BUSINESS OPPORTUNITIES AND THE RESULTS OF LAKES' OPERATIONS MAY SUFFER ACCORDINGLY.

     The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing, dog racing and jai alai; sports bookmaking; and card rooms. The Indian-owned casinos to be managed by Lakes compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

     Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Many of Lakes' competitors have more personnel and may have greater financial and other resources than Lakes. Such competition in the gaming industry could adversely affect Lakes' ability to attract customers and thus, adversely affect its operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect Lakes' business by diverting customers from its managed casinos to competitors in such jurisdictions.

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

     The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on Lakes. Currently, the management contracts (i) have either not been reviewed or approved by NIGC and
(ii) NIGC could call them for review at any time, in which case NIGC may not approve the contracts at all or may require modification prior to granting approval.

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

     Lakes has subordinated, and may in the future subordinate, the repayment of loans made to a tribe and other distributions due from a tribe (including management fees) in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, Lakes' loans and other claims against the tribe will not be repaid until such default has been cured or the tribe's senior casino-related creditors have been repaid in full.

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

     Lakes anticipates that its reserves of cash, interest expected to be earned on those reserves, and its anticipated revenues will be sufficient to finance its existing operations in 2004. However, additional financing for Lakes will be required to meet its obligations related to its casino projects as soon as regulatory approvals are received and construction can begin. It is likely that Lakes will seek or require additional capital at some point in 2004 through either public or private financings. Such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes' shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals, or might require Lakes to cease its operations entirely. Lakes' financial condition and resources are discussed in greater detail in Item 7. ("Management's Discussion and Analysis of Financial Condition and Results of Operations of Lakes -- Capital Resources, Capital Spending and Liquidity").

     In addition, the construction of the Company's Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects. In order to assist the tribes, Lakes may be required to guarantee the tribes' debt financing or otherwise provide support for the tribes' obligations. Any guarantees by Lakes or similar off-balance sheet liabilities, if any, will increase Lakes' potential exposure in the event of a default by any of these tribes.

     For the Pokagon project, the Company has agreed to finance all phases of the project entirely from its own funds if financing at an interest rate of 13% or less is not available from the capital markets. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available and that Lakes will not be required to provide this additional financing.

     A LARGE PORTION OF LAKES' ASSETS ARE REPRESENTED BY NOTES RECEIVABLE FROM INDIAN TRIBES AND OTHER PARTIES WITH VARYING DEGREES OF COLLECTION RISK, AND WITH REPAYMENT OFTEN DEPENDENT ON THE OPERATING PERFORMANCE OF EACH GAMING PROPERTY. IMPAIRMENT OF ONE OR MORE OF THESE LOANS COULD HAVE A SIGNIFICANT ADVERSE IMPACT ON LAKES' FINANCIAL RESULTS.

     At December 28, 2003, Lakes had $84.7 million in notes receivable, which represented approximately 50% of its total assets. See Note 3 to the Consolidated Financial Statements included in Item 8. Most of the notes receivable are advances made to Indian tribes for pre-construction financing related to gaming properties being developed by Lakes. Other notes receivable relate to other business ventures in which Lakes has participated. All of the notes are subject to varying degrees of collection risk and there is no established market for any of the notes. For the notes representing indebtedness of Indian tribes, the repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to Lakes of the notes receivable and the manager's fees under Lakes' management contracts are subordinated to certain other financial obligations of the respective tribes.

     It is possible that one or more of the loans to Indian tribes will not be collectible, in whole or in part. Management periodically evaluates the recoverability of its notes receivable based on the current and projected operating results of the underlying facility or entity and historical collection experience. No impairment losses on such notes receivable have been recognized through December 28, 2003. If there are significant losses in the future relating to impairment of value of the notes, this could have a material adverse effect on Lakes' results of operations and financial condition. As Lakes' existing casino projects continue development or Lakes enters into new business arrangements, Lakes expects to make additional advances to Indian tribes and other parties in the future, which will be subject to the risks described above.

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

     WE CANNOT GUARANTEE THE FINANCIAL RESULTS OF THE EXPANSION OF THE WORLD POKER TOUR BUSINESS.

     Lakes, through its subsidiary World Poker Tour, LLC, produces the World Poker Tour television series. The first season of the series was broadcast on the Travel Channel ("TRV") on cable television in 2003. The second season of the series began airing on TRV starting in March 2004. WPT's agreement with TRV grants options to TRV for United States broadcast rights for up to five additional seasons of the series. Under the agreement, TRV pays a fixed license fee per episode of the series, with the per-episode fee subject to a fixed percentage increase for each subsequent season. WPT retains the right to international syndication and other rights to exploit the World Poker Tour brand, subject to TRV's right to receive a percentage of the revenues from certain categories of these activities. During January of 2004, World Poker Tour announced that it will seek to raise approximately $20 million through a newly formed corporation pursuant to an underwritten initial public offering of common stock at a price to be determined. It is expected that proceeds from the offering will be used to expand World Poker Tour's entertainment production business and for its working capital. There will be no selling shareholders participating in the offering. We cannot guarantee the financial results of the expansion of World Poker Tour's entertainment business.

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

     Lakes is required to indemnify Grand Casinos through December 28, 2004, for certain specified liabilities, including (i) contingent liabilities assumed by Lakes under the Distribution Agreement, (ii) ongoing director and officer indemnification obligations and (iii) contingent liabilities related to Stratosphere, Lakes has agreed that, through December 28, 2004, any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes, without the written consent of Caesars' which consent can be given or withheld at Caesars sole and absolute discretion.

ITEM 2.  PROPERTIES

CORPORATE OFFICE FACILITY

     Pursuant to the terms of the Distribution Agreement, Grand Casinos assigned to Lakes, and Lakes assumed a lease agreement dated February 1, 1996 covering corporate office space of approximately 65,000 square feet in Minnetonka, Minnesota, with a lease term of fifteen years. The lease commenced on October 14, 1996 and the annual base rent was $768,300 plus building operating costs. During 2001, also pursuant to the terms of the Distribution Agreement, Lakes entered into a capital lease arrangement for the corporate office space. Accordingly, Lakes recorded a capital leased asset and liability in the amount of approximately $5.8 million. On January 2, 2002, as per the terms of the agreement with Grand Casinos, Lakes purchased the building for $6.4 million which is included as part of property and equipment on the accompanying consolidated balance sheets as of December 28, 2003 and December 29, 2002. Lakes occupies approximately 22,000 square feet of the building and has leased the remaining space to outside tenants.

ITEM 3.  LEGAL PROCEEDINGS

SLOT MACHINE LITIGATION

     In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Grand and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the Court entered an order denying class certification, and the plaintiffs have appealed this order to the 9th Circuit Court of Appeals. Briefing is complete, an oral hearing took place in January 2004, and no ruling has yet been issued.

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

EL DORADO COUNTY, CALIFORNIA LITIGATION

     On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation prepared and filed the clarification sought by the Court. Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals. The current issue before the trial court is whether, in light of the appeal, it has jurisdiction to determine the adequacy of the clarification. Judge Connelly will hear argument on that issue on April 9, 2004.

OTHER LITIGATION

     Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations. Consequently, the Company has not recorded any liability related to these matters.

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

     The high and low sales prices per share of the Company's Common Stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq National Market:

                                                      FIRST    SECOND     THIRD    FOURTH
                                                     QUARTER   QUARTER   QUARTER   QUARTER
                                                     -------   -------   -------   -------
Year Ended December 29, 2002:
     High..........................................   $7.52     $8.42    $ 7.14    $ 6.50
     Low...........................................    6.00      6.16      5.45      3.96
Year Ended December 28, 2003:
     High..........................................   $6.60     $7.81    $10.41    $15.38
     Low...........................................    5.02      5.01      7.70      9.16

     On March 19, 2004, the last reported sale price for the Common Stock was $26.00 per share. As of March 19, 2004, the Company had approximately 1,000 shareholders of record.

     The Company has never paid any cash dividends with respect to its Common Stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. So long as Lakes is required to indemnify Grand, as a subsidiary of Caesars, for certain specified liabilities, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes without the written consent of Caesars which consent can be given or withheld in Caesars sole and absolute discretion. This obligation terminates on December 28, 2004.

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

                                                               FISCAL YEARS ENDED OR AS OF:
                                       ----------------------------------------------------------------------------
                                       DEC. 28, 2003   DEC. 29, 2002   DEC. 30, 2001   DEC. 31, 2000   JAN. 2, 2000
                                       -------------   -------------   -------------   -------------   ------------
                                                         (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
LAKES HISTORICAL
RESULTS OF OPERATIONS:
  Total revenue(1)...................     $    4          $    2          $   35           $  59          $  55
  Total operating income (loss)......         (7)(2)         (17)(3)          (1)             47             45
  Net Earnings (loss)................         (4)(2)         (12)(3)          (3)(4)          14(5)          29
  Net Earnings (loss) per
     share - basic...................      (0.37)(2)       (1.08)(3)       (0.27)(4)        1.36(5)        2.72
  Net Earnings (loss) per
     share - diluted.................      (0.37)(2)       (1.08)(3)       (0.27)(4)        1.36(5)        2.67
OTHER OPERATING DATA:
  EBITDA(6)..........................         --              --              22              50             47
BALANCE SHEET:
  Cash and cash
     equivalents -- unrestricted.....     $   25          $   14          $   43           $  10          $  24
  Total assets.......................        170             176             193             212            184
  Total debt.........................         --              --               7               2              2
  Shareholders' equity...............        157             161             172             175            160

---------------
(1) 2003 includes $4.3 million in revenues derived from license fees related to the World Poker Tour series. 2002 includes $1.5 million in revenues from the management contract for Grand Casino Coushatta that concluded on January 16, 2002. 2001 includes $34.6 million in revenues from the management contract for Grand Casino Coushatta that concluded January 16, 2002. 2000 includes $19.8 million in revenues from the management contract for Grand Casino Avoyelles that concluded during 2000, including $16.0 million relating to the early buyout of the agreement.

(2) Includes non-cash charges totaling $1 million related to certain land held under contract for sale in Las Vegas, Nevada. Also includes a non-cash reversal of expense related to unused Stratosphere litigation accrual in the amount of $3.2 million.

(3) Includes non-cash charges totaling $4 million related to the impairment of certain land held under contract for sale and held for development in Las Vegas, Nevada. Also includes a non-cash charge of $4 million relating to the impairment of a note receivable from Living Benefits Financial Services.

(4) Includes non-cash charges totaling $29.2 million related to the impairment and write-down of certain land held for development in Las Vegas, Nevada.

(5) Includes a non-cash $18.0 million provision for the Grand
    Casinos/Stratosphere litigation settlement and a $5.5 million charge for the write-off of unconsolidated affiliates.

(6) EBITDA is earnings before interest, taxes, depreciation and amortization, which can be computed by adding depreciation and amortization to operating income. For 2003 and 2002, this amount is a loss, therefore, EBITDA is not shown for 2003 or 2002. EBITDA excludes the $29.2 million charge related to the impairment and write-down of certain land held for development in Las Vegas, Nevada in 2001 and the $18.0 million provision for the Grand Casinos/Stratosphere litigation settlement and the $5.5 million write-off of unconsolidated affiliates in 2000. EBITDA is presented supplementally because management believes it allows for a more complete analysis of results of operations. This information should not be considered as an alternative to any measure of performance as promulgated under accounting principles generally accepted in the United States (such as operating income or income from continuing operations) nor should it be considered as an indicator of the overall financial performance of Lakes. The calculations of EBITDA may be different from the calculations used by other companies and, therefore, comparability may be limited. Historical depreciation and amortization for Lakes for the fiscal years ended December 28, 2003, December 29, 2002, December 30, 2001, December 31, 2000 and January 2, 2000, totaled $0.5 million, $0.5 million, $1.0 million, $3.0 million and $2.0 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Lakes' main business is the development and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into the following contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin. Lakes has contracts to develop and manage Indian-owned gaming resorts for the following:

     - Shingle Springs Band of Miwok Indians near Sacramento, California

     - Pokagon Band of Potawatomi Indians near New Buffalo, Michigan

     - Jamul Indian Village near San Diego, California

     - Nipmuc Nation on the East Coast of the United States

     In addition, Lakes owns options to purchase the patent rights for various new casino games and is actively marketing these new games to the casino industry in an attempt to license the games for use in their operations.

     World Poker Tour, a majority-owned subsidiary of Lakes, has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. World Poker Tour signed an agreement for a second season with the Travel Channel for broadcast of the World Poker Tour series on cable television. The first season of the series aired during 2003 on the Travel Channel. See Item 1 -- "Business".

     Additionally, Lakes continually evaluates other opportunities to diversify the Company's activities and bring in new revenue streams.

SIGNIFICANT ACCOUNTING POLICIES

     The significant accounting policies, which Lakes believes are the most critical to aid in fully understanding and evaluating its reported financial results, include the following: revenue recognition and realizability of notes receivable.

     Revenue recognition: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, until a project is opened and operating, Lakes will not recognize revenue related to Indian casino management. Interest income on notes receivable for Indian tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and generation of cash flow from the operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. Revenue from the World Poker Tour series is recognized upon delivery of completed episodes.

     Impairment of long-term assets: Currently, the Company's notes receivable from Indian Tribes are generally for the pre-construction development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also subject to certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through December 28, 2003, no impairments have been recorded under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the projected operating results of the underlying facility and an assessment as to the likelihood of project completion. If the Company determines an impairment has occurred, the notes receivable would be written down to their estimated fair value.

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

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and notes thereto for the years ended December 28, 2003, December 29, 2002 and December 30, 2001.

RESULTS OF OPERATIONS

     Revenues are calculated in accordance with accounting principles generally accepted in the United States of America and are presented in a manner consistent with industry practice. Net distributable profits in 2002 and 2001 were computed by the Indian casinos using a modified cash basis of accounting in accordance with the management contracts to calculate management fees. Under this modified cash basis of accounting prescribed by the management contracts, the write-off of capital equipment and leased assets for the casino operations is accelerated, which thereby impacts the timing of net distributable profits.

FISCAL YEAR ENDED DECEMBER 28, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 29, 2002

     Revenues. Total revenues were $4.3 million for the year ended December 28, 2003, compared to $1.5 million in the prior year. Revenues for 2003 were derived from license fees related to the World Poker Tour series which airs on the Travel Channel. Revenues for the prior year were derived from fees related to the management of Grand Casino Coushatta through January 16, 2002.

  COSTS AND EXPENSES.

                                                               2003      2002
                                                              -------   -------
                                                               (IN THOUSANDS)
Operating expenses..........................................  $12,868   $ 9,892
Reversal of legal accrual...................................   (3,212)       --
                                                              -------   -------
Selling, general and administrative.........................    9,656     9,892
Impairment losses...........................................    1,000     8,000
Depreciation................................................      547       481
                                                              -------   -------
Total costs and expenses....................................  $11,203   $18,373
                                                              =======   =======

     Total costs and expenses decreased $7.2 million, to $11.2 million for the year ended December 28, 2003, from $18.4 million for the prior year. There was a decrease of $7.0 million in impairment losses from 2003 compared to 2002. The year ended December 29, 2002 included $8.0 million of such charges including the write-down of the $4.0 million note receivable from Living Benefits Financial Services, the $3.0 million write-down of the Polo Plaza and Travelodge properties in Las Vegas and the $1.0 million write-down of the Shark Club property. The year ended December 28, 2003 included a $1.0 million impairment charge taken on the Polo Plaza property in Las Vegas, Nevada, which was more than offset by a reversal of unused litigation accrual of $3.2 million under the Company's prior agreement to indemnify Grand Casinos, Inc. in connection with Stratosphere litigation matters. Selling, general and administrative expenses, before reversal of the legal accrual of $3.2 million, increased from $9.9 million for 2002 to $12.9 million for 2003, principally due to costs associated with property sales in Las Vegas, Nevada, as well as an increase in costs associated with WPT during 2003. Included in selling, general and administrative expenses were payroll and related taxes and benefits of $4.3 million and $3.5 million, professional fees of $2.9 million and $1.7 million and WPT cost of revenues of $2.4 million and $0 in 2003 and 2002, respectively. Depreciation expenses remained constant at $0.5 million for the years ended December 28, 2003 and December 29, 2002.

     Taxes. Benefit for income taxes was $2.4 million for the year ended December 28, 2003, compared to $4.5 million for the prior year. The effective tax rates for 2003 and 2002 were 38% and 27.9%, respectively. The 2002 effective rate was lower due to the provision of additional valuation allowances for tax benefits not expected to be realized related to an impairment of capital assets recognized during 2002.

     Loss per Common Share and Net Loss. For the year ended December 28, 2003 basic and diluted losses per common share were $0.37. This compares to basic and diluted losses per common share of $1.08 for the fiscal year ended December 29, 2002. The net loss decreased from $11.5 million for the year ended December 29, 2002, to $4.0 million for the year ended December 28, 2003.

     Outlook. It is currently contemplated that there will be no operating revenues for 2004 from existing casino development projects. Revenue from the second season of the World Poker Tour series will be recognized along with associated production costs during 2004. Although none of the existing casino development projects are expected to produce revenue in 2004, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses.

     After the anticipated initial public offering by World Poker Tour, Lakes will continue to own a majority of World Poker Tour's equity. Therefore, World Poker Tour's operating results will continue to be consolidated with our results.

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

FINANCIAL CONDITION

                                                              SOURCES AND USES OF CASH
                                                                   (IN MILLIONS)
                                                              ------------------------
                                                               2003     2002     2001
                                                              ------   ------   ------
Net cash provided by (used in) operating activities.........  $ (7.3)  $  1.2   $ 30.7
Net cash provided (used in) investing activities............    17.7    (22.7)     2.0
Proceeds from repayment of notes receivable.................     2.5      0.1     16.7
Advances on notes receivable................................   (18.2)   (18.7)   (21.8)
Payments received (made) for land held under contract for
  sale......................................................    15.5     (1.0)      --
Payments received (made) for land held for development......    13.3     (4.0)   (22.5)

     At December 28, 2003, Lakes had $25.3 million in unrestricted cash and cash equivalents. Lakes' operating revenues have been minimal since the expiration of the management contract with the Coushatta Tribe in January 2002. In 2003, the operating revenues derived from the World Poker Tour were offset almost entirely by production costs. The Company's primary source of cash the past two years has been from the planned sale of assets. We expect that proceeds from the sale of assets will decrease in 2004. In January 2004, the majority of the 2022 Ranch land which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $1.4 million. Lakes' preferred membership interest in Metroflag may be prepaid for $3.0 million in April of 2004.

     Our management contracts with our tribal partners require that we provide financial support in the form of notes receivable prior to the beginning of construction (the "Pre-construction Financing"). We also have commitments to provide additional financing to our tribal partners to fund the construction of the casinos ("the Construction Financing") if it is not available from other sources. These notes are interest bearing; however, the interest is deferred until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to liquidate the assets of the development. We currently believe that our existing casino development projects included in the below table will result in the construction and profitable operation of casinos; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur losses in the liquidation of the collateral.

                                                           CASINO DEVELOPMENT ADVANCES/COMMITMENTS
                                                      --------------------------------------------------
                                                                         (IN MILLIONS)
                                                      PRE-CONSTRUCTION   LAND HELD FOR      REMAINING
                                                       ADVANCES AS OF     DEVELOPMENT       COMMITMENT
                                                          12/28/03       AS OF 12/28/03   AS OF 12/28/03
                                                      ----------------   --------------   --------------
Jamul Indian Village................................       $12.3              $6.6            $11.1
Shingle Springs Band of Miwok Indians...............        24.4               7.4              3.2
Pokagon Band of Potawatomi Indians..................        41.7                --             26.8
Nipmuc Nation.......................................         4.6                --              1.5

     For the Pokagon project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available and that Lakes will not be required to provide this additional financing.

     Our major use of cash the past three years has been Pre-construction Financing provided to our tribal partners. At December 28, 2003, Lakes had approximately $84 million in notes receivable from Indian tribes. See Note 3 to the Consolidated Financial Statements included in Item 8.

     We believe that our cash and cash equivalents, along with expected cash receipts, will be adequate to fund operating expenses and Pre-construction Financing in 2004. If any of our casino projects begin construction during 2004, it is anticipated that we will require additional capital through either public or private financings.

     Our commitment to provide Construction Financing is only exercisable if our tribal partners are unable to obtain such financing from third party lenders. The amount and timing of Lakes' cash outlays for Construction Financing will depend on the timing of the regulatory approval process and the availability of external financing. When approvals are received, our tribal partners will need additional financing to complete the projects. In the earliest Indian casino developments, it was typical that the developer provided the financing. As the Indian casino industry has matured, this has become less universal. It is currently planned that this third-party financing will be obtained by each individual tribe. However, there can be no assurance that third-party financing will be available. If Lakes must provide this financing, Lakes will need to obtain debt or equity financing which it would loan to the respective tribes as necessary. We believe that such financing would be available. An alternative option may be that Lakes would provide a guarantee of the tribes' debt financing or otherwise provide support for the tribes' obligations. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

     Lakes also agreed to loan up to $1.25 million to a former non-tribal partner in one of its Indian casino development projects. Repayment is expected to be received from this former partner's future consulting fees related to certain Indian casino development projects. At December 28, 2003, $0.3 million is outstanding under this agreement.

     As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company has agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments.

     As a part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Grand.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46 (Revised December 2003) (FIN46(R)), which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004. FIN 46(R) addresses the consolidation of variable interest entities. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined.

     The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN 46(R) as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

OFF-BALANCE SHEET ARRANGEMENTS

     The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

     These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; no guarantee of the financial results of the expansion of the World Poker Tour business; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of this Annual Report on Form 10-K.

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

     The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2003, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

     The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of December 28, 2003, Lakes had $84.4 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $4.7 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in deferred interest income over the same twelve month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    28
Consolidated Balance Sheets as of December 28, 2003 and
  December 29, 2002.........................................    29
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 28, 2003, December 29, 2002 and
  December 30, 2001.........................................    30
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 28, 2003, December 29,
  2002 and December 30, 2001................................    31
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 28, 2003, December 29, 2002
  and December 30, 2001.....................................    32
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 2003, December 29, 2002 and December
  30, 2001..................................................    33
Notes to Consolidated Financial Statements..................    34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Lakes Entertainment, Inc.:

     We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. (a Minnesota corporation) and Subsidiaries as of December 28, 2003 and December 29, 2002 and the related consolidated statements of earnings (loss), comprehensive earnings (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Entertainment, Inc. and Subsidiaries as of December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE, LLP

Minneapolis, Minnesota,
March 24, 2004

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                    DECEMBER 28, 2003 AND DECEMBER 29, 2002

                                                              DECEMBER 28,   DECEMBER 29,
                                                                  2003           2002
                                                              ------------   ------------
                                                                    (IN THOUSANDS)
                                         ASSETS
Current Assets:
  Cash and cash equivalents.................................    $ 25,340       $ 14,106
  Accounts receivable, net..................................       1,038            116
  Deferred tax asset........................................       5,385          6,771
  Prepaids..................................................       2,119            535
  Other current assets......................................       1,645             12
                                                                --------       --------
     Total Current Assets...................................      35,527         21,540
                                                                --------       --------
Property and Equipment -- Net...............................       6,492          6,962
                                                                --------       --------
Other Assets:
  Land held under contract for sale.........................       4,612         28,832
  Land held for development.................................      14,536         27,791
  Notes receivable..........................................      84,682         70,955
  Cash and cash equivalents -- restricted...................          --          8,300
  Investments...............................................       8,717          1,013
  Deferred tax asset........................................       6,634          4,516
  Other long-term assets....................................       8,860          6,657
                                                                --------       --------
     Total Other Assets.....................................     128,041        148,064
                                                                --------       --------
     TOTAL ASSETS...........................................    $170,060       $176,566
                                                                ========       ========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable..........................................    $  1,906       $    226
  Income taxes payable......................................       7,215          6,245
  Litigation and claims accrual.............................         250          5,847
  Accrued payroll and related...............................         497            252
  Other accrued expenses....................................       2,768          3,486
                                                                --------       --------
     Total Current Liabilities..............................      12,636         16,056
                                                                --------       --------
     TOTAL LIABILITIES......................................      12,636         16,056
                                                                --------       --------

                              COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
  Capital stock, $.01 par value; authorized 100,000 shares;
     10,737 and 10,638 common shares issued and outstanding
     at December 28, 2003, and December 29, 2002............         107            106
  Additional paid-in-capital................................     132,399        131,525
  Retained Earnings.........................................      24,918         28,879
                                                                --------       --------
     Total Shareholders' Equity.............................     157,424        160,510
                                                                --------       --------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $170,060       $176,566
                                                                ========       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)
     YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                                 2003         2002          2001
                                                              ----------   -----------   ----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
  Management fee income.....................................   $    --      $  1,502      $34,854
  License fee income........................................     4,268            --           --
                                                               -------      --------      -------
     Total Revenues.........................................     4,268         1,502       34,854
                                                               -------      --------      -------
COSTS AND EXPENSES:
  Selling, general and administrative.......................     9,656         9,892        9,239
  Impairment losses.........................................     1,000         8,000       25,410
  Depreciation and amortization.............................       547           481        1,329
                                                               -------      --------      -------
     Total Costs and Expenses...............................    11,203        18,373       35,978
                                                               -------      --------      -------
LOSS FROM OPERATIONS........................................    (6,935)      (16,871)      (1,124)
                                                               -------      --------      -------
OTHER INCOME (EXPENSE):
  Interest income...........................................       632         1,424        1,983
  Interest expense..........................................        --           (90)        (170)
  Equity in loss of unconsolidated affiliates...............      (244)         (459)        (465)
  Loss on land held for development.........................        --            --       (3,731)
  Write-down of investment in unconsolidated affiliates.....        --            --         (666)
  Other.....................................................       158            --         (684)
                                                               -------      --------      -------
     Total other income (expense), net......................       546           875       (3,733)
                                                               -------      --------      -------
Loss before income taxes....................................    (6,389)      (15,996)      (4,857)
Benefit for income taxes....................................    (2,428)       (4,455)      (1,991)
                                                               -------      --------      -------
NET LOSS....................................................   $(3,961)     $(11,541)     $(2,866)
                                                               =======      ========      =======
BASIC LOSS PER SHARE........................................   $ (0.37)     $  (1.08)     $ (0.27)
                                                               =======      ========      =======
DILUTED LOSS PER SHARE......................................   $ (0.37)     $  (1.08)     $ (0.27)
                                                               =======      ========      =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................    10,657        10,638       10,638
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS..............        --            --           --
                                                               -------      --------      -------
WEIGHTED AVERAGE COMMON AND DILUTED SHARES OUTSTANDING......    10,657        10,638       10,638
                                                               =======      ========      =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS (LOSS)
     YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                               2003       2002      2001
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
NET LOSS....................................................  $(3,961)  $(11,541)  $(2,866)
OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
  Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) during the period....       --         10        (4)
     Reclassification adjustment for losses included in net
       loss.................................................       --         50       277
                                                              -------   --------   -------
COMPREHENSIVE LOSS..........................................  $(3,961)  $(11,481)  $(2,593)
                                                              =======   ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                                                 ACCUMULATED
                                  COMMON STOCK       ADDITIONAL                     OTHER            TOTAL
                                 ---------------      PAID-IN-       RETAINED   COMPREHENSIVE    SHAREHOLDERS'
                                 SHARES   AMOUNT       CAPITAL       EARNINGS   EARNINGS(LOSS)       EQUITY
                                 ------   ------   ---------------   --------   --------------   --------------
                                                                 (IN THOUSANDS)
Balance, December 31, 2000.....  10,638    $106       $131,525       $ 43,286       $(333)          $174,584
  Other comprehensive
     earnings..................      --      --             --             --         273                273
  Net loss.....................      --      --             --         (2,866)         --             (2,866)
                                 ------    ----       --------       --------       -----           --------
Balance, December 30, 2001.....  10,638     106        131,525         40,420         (60)           171,991
  Other comprehensive
     earnings..................      --      --             --             --          60                 60
  Net loss.....................      --      --             --        (11,541)         --            (11,541)
                                 ------    ----       --------       --------       -----           --------
Balance, December 29, 2002.....  10,638     106        131,525         28,879          --            160,510
  Issuance of stock on options
     exercised -- net..........      99       1            568             --          --                569
  Tax benefits from exercise of
     common stock options......      --      --            306             --          --                306
  Net loss.....................      --      --             --         (3,961)         --             (3,961)
                                 ------    ----       --------       --------       -----           --------
Balance, December 28, 2003.....  10,737    $107       $132,399       $ 24,918       $  --           $157,424
                                 ======    ====       ========       ========       =====           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
     YEARS ENDED DECEMBER 28, 2003, DECEMBER 29, 2002 AND DECEMBER 30, 2001

                                                                2003       2002       2001
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
OPERATING ACTIVITIES:
  Net loss..................................................  $ (3,961)  $(11,541)  $ (2,866)
  Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization..........................       547        481      1,329
     Impairments and write-downs............................     1,000      8,131     29,807
     Equity in loss of unconsolidated affiliates............       244        460        465
     Deferred income taxes..................................      (732)    (2,230)     9,192
     Changes in operating assets and liabilities:
       Accounts receivable..................................      (922)     3,485     (3,307)
       Income taxes.........................................       970      1,658     (1,573)
       Accounts payable.....................................     1,680        121         26
       Accrued expenses.....................................    (2,949)       (63)      (873)
       Other................................................    (3,217)       657     (1,485)
                                                              --------   --------   --------
          Net Cash Provided by (Used in) Operating
            Activities......................................    (7,340)     1,159     30,715
                                                              --------   --------   --------
INVESTING ACTIVITIES:
  Short-term investments, purchases.........................        --         --    (12,708)
  Short-term investments, sales/maturities..................        --      2,130     43,618
  Payments received for land held under contract for sale...    16,765         --         --
  Payments made for land held under contract for sale.......    (1,273)    (1,006)        --
  Payments received (made) for land held for development....    13,316     (3,957)   (22,543)
  Advances on notes receivable..............................   (18,197)   (18,658)   (21,778)
  Proceeds from repayment of notes receivable...............     2,482         67     16,660
  Investment in and notes receivable from unconsolidated
     affiliates.............................................      (859)      (345)     1,144
  Decrease (increase) in restricted cash, net...............     5,906        875     (2,974)
  Decrease (increase) in other long-term assets.............      (363)      (615)       662
  Increase in property and equipment, net...................       (77)    (1,143)       (92)
                                                              --------   --------   --------
          Net Cash Provided by (Used in) Investing
            Activities......................................    17,700    (22,652)     1,989
                                                              --------   --------   --------
FINANCING ACTIVITIES:
  Proceeds from issuance of common stock....................       874         --         --
  Payments on long-term debt and capital lease
     obligations............................................        --     (7,039)      (535)
                                                              --------   --------   --------
          Net Cash Provided by (Used in) Financing
            Activities......................................       874     (7,039)      (535)
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........    11,234    (28,532)    32,169
Cash and cash equivalents -- beginning of period............    14,106     42,638     10,469
                                                              --------   --------   --------
CASH AND CASH EQUIVALENTS -- END OF PERIOD..................  $ 25,340   $ 14,106   $ 42,638
                                                              ========   ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
     Interest...............................................  $     --   $     98   $    170
     Income taxes...........................................         6          9      4,002
  Noncash investing and financing activities:
     Capital leased asset and obligation incurred related to
       office building......................................        --         --      5,724

  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001

1.  NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Lakes Entertainment, Inc., a Minnesota corporation ("Lakes" or the "Company") was established as a public corporation on December 31, 1998, via a distribution (the "Distribution") of its common stock, par value $.01 per share (the "Common Stock") to the shareholders of Grand Casinos, Inc. ("Grand Casinos").

     Lakes develops and manages Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development and management agreements relating to one casino project in Michigan, two casino projects in California, and one casino project on the east coast, with development of each subject to regulatory approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects.

     World Poker Tour, LLC ("WPT"), a majority-owned subsidiary of Lakes, has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. WPT signed an agreement for a second season with TRV the Travel Channel, LLC ("TRV") for broadcast of the World Poker Tour series on cable television. TRV was also granted options for five additional seasons. WPT receives a series of fixed license payments from TRV. See Subsequent Event Footnote 11.

     Lakes has recently created a new division to buy, license and/or market new table game concepts for licensing to casinos. The Company is currently testing a number of new games and there may be revenue from this effort beginning during 2004.

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the reporting period, the most significant estimates relate to revenue recognition, realizability of notes receivable and realization of other long-term assets. Actual results could differ from those estimates.

  YEAR END

     The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company's fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on December 28, 2003 (2003), December 29, 2002 (2002) and December 30, 2001 (2001).

  BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. Investments in unconsolidated affiliates representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

     Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California, a 49 percent voting interest in the Chateaux, LLC, a joint venture formed to develop the Shark Club parcel in Las Vegas, Nevada, into an upscale timeshare project, and a 50 percent ownership interest in 2022 Ranch, LLC, a joint venture formed to develop and/or sell approximately 2000 acres owned by the joint venture in Eastern San Diego County.

  REVENUE RECOGNITION

     Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

     Revenue from the World Poker Tour series is recognized upon delivery of completed episodes.

  CASH AND CASH EQUIVALENTS

     Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less. Restricted cash and cash equivalents consisted primarily of funds deposited as security to support Lakes' indemnification obligations to Grand Casinos.

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

  PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building....................................................     40 years
Furniture and equipment.....................................   3-10 years

     Property and Equipment consist of the following (in thousands):

                                                               2003      2002
                                                              -------   -------
Building....................................................  $ 6,406   $ 6,406
Furniture and equipment.....................................    2,532     2,455
                                                              -------   -------
                                                                8,938     8,861
Less: Accumulated depreciation..............................   (2,446)   (1,899)
                                                              -------   -------
Property and equipment, net.................................  $ 6,492   $ 6,962
                                                              =======   =======

     The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of its long-lived assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss and write the asset down to its fair value.

  LAND HELD FOR DEVELOPMENT

     On April 7, 2003, Lakes announced that it had signed a Letter of Intent to sell the approximate 3.5 acre undeveloped site, known as the Shark Club Parcel, for a purchase price of $15.0 million in cash. The transaction closed on July 1, 2003.

     Also included in land held for development is land held for possible transfer to Indian Tribes for use in future casino resort projects, in the amount of $14.5 million and $12.8 million as of December 28, 2003 and December 29, 2002, respectively.

  LAND HELD UNDER CONTRACT FOR SALE

     On December 28, 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property consisting of a long-term

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

land lease and a motel operation. During 2002, Lakes and Metroflag restructured the terms of the Polo Plaza and Travelodge property transactions due to deteriorating economic conditions. The parties reduced the purchase price for the Polo Plaza property from $23.8 million to $21.8 million.

     During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties increased the price of the Polo Plaza property from $21.8 million to $25.8 million and extended the payment date to May 15, 2003. On the payment date, $16.8 million of the purchase price was paid to Lakes in cash, $4.0 million was paid through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million was paid through the issuance to Lakes of a subordinated membership interest in Metroflag. On or before April 30, 2004, Metroflag Polo may elect to distribute to Lakes $3.0 million plus interest in cash as full return of Lakes' preferred interest. If paid after April 30, 2004, the entire $4.0 million plus interest will be payable. The subordinated interest must be repurchased for $4.0 million at the time of repayment of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004. In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million as a result of the increase in the purchase price of the Polo Plaza property discussed above. During 2003, Lakes took a $1.0 million impairment charge on the Travelodge property. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. Lakes has also agreed to loan to Metroflag BP up to $3.0 million related to Travelodge operating shortfalls through December 28, 2004. As of December 28, 2003 and December 29, 2002, the outstanding loan balance was $2.1 million and $0.8 million, respectively. This loan is scheduled to be repaid on December 28, 2004. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

  DEVELOPMENT COSTS

     Included in other long-term assets on the accompanying consolidated balance sheets are development costs relating to the Pokagon, Shingle Springs and Jamul Indian-owned casino projects (See Footnote 3). These are costs related to obtaining the contracts for each of these projects which will be amortized over the management period upon opening of each of the respective projects. These costs aggregate $5.5 million and $3.4 million as of December 28, 2003 and December 29, 2002, respectively.

  STOCK-BASED COMPENSATION

     At December 28, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 7. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation (in thousands, except per share data).

                                                               2003       2002      2001
                                                              -------   --------   -------
Net loss:
  As reported...............................................  $(3,961)  $(11,541)  $(2,866)
Less: Total stock-based compensation expense determined
  under the fair value method, net of related tax effects...   (1,652)    (1,702)   (1,569)
  Pro forma.................................................   (5,613)   (13,243)   (4,435)
Net loss per share:
  As reported -- Basic......................................  $ (0.37)  $  (1.08)  $ (0.27)
  Pro forma -- Basic........................................    (0.53)     (1.24)    (0.42)
  As reported -- Diluted....................................    (0.37)     (1.08)    (0.27)
  Pro forma -- Diluted......................................    (0.53)     (1.24)    (0.42)

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

  EARNINGS PER SHARE

     For all periods, basic earnings per share (EPS) is calculated by dividing earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 2,163,301 and 2,524,129 in 2003 and 2002, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would have been anti-dilutive for the periods presented.

  CONCENTRATIONS OF CREDIT RISK

     The financial instruments that subject the Company to concentrations of credit risk consist principally of accounts and notes receivable. Notes receivable are due primarily from the Pokagon Band of Potawatomi Indians, the Shingle Springs Band of Miwok Indians, the Jamul Indian Village and the Nipmuc Nation.

  DERIVATIVE INSTRUMENTS

     All derivatives, including those embedded in other contracts, are recognized as either assets or liabilities and measured at fair value.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

Company's policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FIN 46 (Revised December 2003) (FIN46(R)), which deferred the effective date until the first interim or annual reporting period ending after March 15, 2004. FIN 46(R) addresses the consolidation of variable interest entities. The initial determination of whether an entity is a variable interest entity shall be made as of the date at which an enterprise becomes involved with the entity and re-evaluated as of the date of triggering events, as defined.

     The Company has determined that it has no investments or other interests in entities that may be deemed variable interest entities under the provisions of FIN46(R) as the development projects subject to the management agreements with the Indian Tribes are not separate entities or legal structures.

  RECLASSIFICATIONS

     Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. These reclassifications had no effect on previously reported net earnings or shareholders' equity.

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

     The management contracts govern the relationship between the Company and the tribes with respect to the development and management of the casinos. The development portion of the agreements commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management portion of the respective management contracts continues for a period up to seven years. Under the terms of the contracts, the Company, as manager of the casino, receives a percentage of the distributable profits (as defined in the contract) of the operations as a management fee after payment of certain priority distributions, a cash contingency reserve, and guaranteed minimum payments to the tribes.

     Lakes is actively involved as the exclusive developer and manager of four Indian-owned gaming properties which are currently under development.

3.  NOTES RECEIVABLE:

     The notes receivable from Indian tribes result from costs incurred by the Company for the development of gaming properties under which the Company has signed management contracts. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

     Notes receivable consist of the following (in thousands):

                                                      DECEMBER 28, 2003   DECEMBER 29, 2002
                                                      -----------------   -----------------
Properties under development:
Notes from the Pokagon Band of Potawatomi Indians
  with variable interest rates, (not to exceed 10%),
  (5.00% at December 28, 2003), receivable in 60
  monthly installments subsequent to commencement
  date..............................................       $41,729             $39,470
Notes from the Shingle Springs Band of Miwok Indians
  with variable interest rates (6.00% at December
  28, 2003), receivable in varying monthly
  installments based on contract terms subsequent to
  commencement date.................................        24,428              14,035
Notes from the Jamul Indian Village with variable
  interest rates (6.00% at December 28, 2003),
  receivable in 60 monthly installments subsequent
  to commencement date..............................        12,336               9,492
Notes from the Nipmuc Nation with variable interest
  rates (6.00% at December 28, 2003) receivable in
  varying installments based on contract terms
  subsequent to commencement........................         4,634               3,814
Other...............................................         1,555               4,144
                                                           -------             -------
  Total notes receivable............................       $84,682             $70,955
                                                           =======             =======

     Interest income on notes receivable from Indian tribes related to properties under development is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of December 28, 2003 and December 29, 2002, $15.2 million and $10.1 million of interest on notes related to properties under development has been deferred.

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

4.  INCOME TAXES:

     The provision (benefit) for income taxes attributable to earnings/losses for 2003, 2002 and 2001 consisted of the following (in thousands):

                                                                  YEARS ENDED
                                                        -------------------------------
                                                           2003        2002      2001
                                                        -----------   -------   -------
Current:
  Federal.............................................    $(3,777)    $(2,268)  $(8,665)
  State...............................................         --          --    (2,434)
                                                          -------     -------   -------
                                                          $(3,777)    $(2,268)  (11,099)
Deferred..............................................      1,349      (2,187)    9,108
                                                          -------     -------   -------
                                                          $(2,428)    $(4,455)  $(1,991)
                                                          =======     =======   =======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

     Reconciliations of the statutory federal income tax rate to the Company's actual rate based on earnings/losses before income taxes for 2003, 2002 and 2001 are summarized as follows:

                                                                   YEARS ENDED
                                                              ---------------------
                                                              2003    2002    2001
                                                              -----   -----   -----
Statutory federal tax rate..................................  (35.0)% (35.0)% (35.0)%
State income taxes, net of federal income taxes.............   (1.8)   (4.1)    2.3
Tax exempt income...........................................     --    (0.2)   (3.4)
Valuation allowance.........................................     --    11.3      --
Other, net..................................................   (1.2)    0.1    (4.9)
                                                              -----   -----   -----
                                                              (38.0)% (27.9)% (41.0)%
                                                              =====   =====   =====

     The Company's deferred income tax liabilities and assets are as follows (in thousands):

                                                               2003     2002
                                                              ------   ------
Current deferred tax asset:
  Accruals, reserves and other..............................  $5,385   $6,771
                                                              ======   ======
Non-current deferred taxes:
  Unrealized investment losses (gains)......................   3,949    3,949
  Deferred interest.........................................   6,246    4,487
  Capitalized interest......................................      --     (434)
  Other.....................................................     388      463
  Valuation allowance.......................................  (3,949)  (3,949)
                                                              ------   ------
Net non-current deferred tax asset..........................  $6,634   $4,516
                                                              ======   ======

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

     Under the terms of its tax sharing agreement with Grand, any further tax benefits relating to capital losses resulting from the Company's write-off of its investment in Stratosphere will be shared equally by Lakes and Park Place, which has been renamed Caesars Entertainment, Inc. ("Caesars") up to a benefit of approximately $12.0 million to Lakes. No benefit related to this agreement has been recorded.

5.  STOCK OPTIONS:

     Grand Casinos had a Stock Option and Compensation Plan and a Director Stock Option Plan whereby incentive and nonqualified stock options and other awards to acquire shares of Grand Casinos' common stock were granted to officers, directors, and employees.

     Upon the consummation of the Distribution, the holders of outstanding Grand Casinos stock options received one new option to purchase one share of Lakes common stock for each four options previously held, and one new option to purchase one share of Caesars common stock for each option previously held. The exercise price of the new options was apportioned between Lakes and Caesars to preserve option value as it existed on December 31, 1998 as measured by the difference between the option exercise price and the fair market value of Grand Casinos on that date. This value was calculated by reference to the closing price of Lakes on January 4, 1999 and the closing price of Grand Casinos on December 31, 1998. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 2.5 million shares and 0.2 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

     Information with respect to the stock option plans is summarized as follows:

                                                               NUMBER OF COMMON SHARES
                                            LAKES      ----------------------------------------
                                           OPTIONS                   AVAILABLE   WEIGHTED AVE.
                                         OUTSTANDING   EXERCISABLE   FOR GRANT   EXERCISE PRICE
                                         -----------   -----------   ---------   --------------
Balance at December 31, 2000...........   2,330,718    1,118,818     1,362,106         9.26
  Granted..............................     187,000                   (187,000)        7.75
  Canceled.............................     (31,375)                    31,375         9.24
  Exercised............................          --                         --           --
                                         ----------    ---------     ---------       ------
Balance at December 30, 2001...........   2,486,343    1,419,343     1,206,481         9.14
  Granted..............................      84,000                    (84,000)        6.53
  Canceled.............................     (46,214)                    46,214         7.77
  Exercised............................          --                         --           --
                                         ----------    ---------     ---------       ------
Balance at December 29, 2002...........   2,524,129    1,714,629     1,168,695       $ 9.08
  Granted..............................      30,000                    (30,000)       14.35
  Canceled.............................    (291,844)                   291,844         8.33
  Exercised............................     (98,984)                        --         8.83
                                         ----------    ---------     ---------       ------
Balance at December 28, 2003...........   2,163,301    1,658,701     1,430,539       $ 9.02
                                         ==========    =========     =========       ======

                  OPTIONS OUTSTANDING AT DECEMBER 28, 2003                     OPTIONS EXERCISABLE AT
     -------------------------------------------------------------------         DECEMBER 28, 2003
                                     WEIGHTED AVERAGE                      ------------------------------
        RANGE OF         NUMBER         REMAINING       WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
     EXERCISE PRICES   OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE        PRICE
     ---------------   -----------   ----------------   ----------------   -----------   ----------------
      $  (6.50-7.75)      247,400       7.6 years            $ 7.19            81,600         $ 7.33
        (8.00-11.34)    1,879,526       4.5 years              9.15         1,570,726           9.26
       (13.53-17.72)       36,375       8.9 years             14.56             6,375          15.55
      -------------     ---------       ---------            ------         ---------         ------
      $ (6.50-17.72)    2,163,301       5.0 years            $ 9.02         1,658,701         $ 9.19
      =============     =========       =========            ======         =========         ======

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

                                                        2003        2002        2001
                                                      ---------   ---------   ---------
Risk-free interest rate.............................       4.27%       4.98%       5.02%
Expected life.......................................   10 years    10 years    10 years
Expected volatility.................................      42.47%      44.31%      50.84%
Expected dividend yield.............................         --          --          --
Weighted average fair value.........................      $8.63       $4.12       $5.92

     Information regarding the effect on net earnings (loss) and net earnings
(loss) per common share had the fair value expense recognition provisions of SFAS 123 been applied is included in Note 1.

6.  EMPLOYEE RETIREMENT PLAN:

     Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees' gross wages. The Company contributed $.11 million, $.10 million and $.10 million during 2003, 2002, and 2001, respectively. Company contributions are vested over a period of five years.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

7.  COMMITMENTS AND CONTINGENCIES:

  OPERATING LEASES

     The Company leases certain property and equipment, including an airplane, under non-cancelable operating leases. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $0.6 million, $0.6 million, and $1.2 million for 2003, 2002 and 2001, respectively.

     Approximate future minimum lease payments due under this lease as of December 28, 2003, assuming the second one-year renewal is exercised, are as follows (in thousands):

2004........................................................    600
2005........................................................    200
                                                               ----
                                                               $800
                                                               ====

  PURCHASE OPTIONS

     The Company has the right to purchase the airplane it leases for approximately $8 million.

  INDEMNIFICATION AGREEMENT

     As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company has agreed to indemnify Grand Casinos through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand Casinos and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand Casinos and to pay all related settlements and judgments.

     As a part of the indemnification agreement, Lakes has agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without written consent of Caesars.

LEGAL PROCEEDINGS

  SLOT MACHINE LITIGATION

     In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Grand and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the Court entered an order denying class certification, and the plaintiffs have appealed this order to the 9th Circuit Court of Appeals. Briefing is complete, an oral hearing took place in January 2004, and no ruling has yet been issued.

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

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

  EL DORADO COUNTY, CALIFORNIA LITIGATION

     On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation prepared and filed the clarification sought by the Court.

     Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals. The current issue before the trial court is whether, in light of the appeal, it has jurisdiction to determine the adequacy of the clarification. Judge Connelly will hear argument on that issue on April 9, 2004.

  OTHER LITIGATION

     Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including matters discussed above, is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

8.  SELECTED QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

Year ended December 28, 2003 (in thousands, except per share amounts):

                                           FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                           -------------   --------------   -------------   --------------
Net revenues.............................     $   550         $ 2,954          $   377         $   387
Earnings (loss) from operations..........      (2,557)          1,085           (2,262)         (3,201)
Net earnings (loss)......................      (1,327)            789           (1,302)         (2,121)
Earnings (loss) per share:
  Basic..................................     $ (0.12)        $  0.07          $ (0.12)        $ (0.20)
  Diluted................................       (0.12)           0.07            (0.12)          (0.20)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

     Year ended December 29, 2002 (in thousands, except per share amounts):

                                   FIRST QUARTER   SECOND QUARTER   THIRD QUARTER   FOURTH QUARTER
                                   -------------   --------------   -------------   --------------
Net revenues.....................     $ 1,502         $    --          $    --         $    --
Loss from operations.............        (696)         (9,692)          (2,830)         (3,653)
Net Loss.........................         (63)         (7,180)          (1,654)         (2,644)
Loss per share:
  Basic..........................     $  (.01)        $  (.67)         $  (.16)        $  (.24)
  Diluted........................        (.01)           (.67)            (.16)           (.24)

9.  RELATED PARTY TRANSACTIONS

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

     While these conditional payments could total up to $2 million per year for each project, Lakes believes these payments will be substantially less than KAR would have received under their original interest prospectively. The individual KAR members have options to repurchase their interest or obtain a comparable financial interest, in the event they are found suitable by relevant gaming regulatory authorities.

     A subsidiary of Lakes and Land Baron West, LLC ("LBW") are partners in a joint venture formed to develop or sell land purchased by the joint venture near San Diego, California. In January 2004, the majority of this land was sold in lieu of development by the joint venture. Lakes received cash in the amount of approximately $1.4 million after payment of the existing land loan and related closing costs and after sharing 50% of the sale proceeds with its joint venture partner, LBW. The partnership will recognize a gain in the approximate amount of $0.4 million related to the sale. An agreement is also in place to sell the remaining approximately 44 acres during 2004 for approximately $0.7 million. The proceeds from that sale will be divided equally between Lakes and LBW. LBW owed the joint venture $0.7 million, and $0.2 million, as of December 28, 2003 and December 29, 2002, respectively. These amounts are included in accounts receivable on the accompanying condensed consolidated balance sheets.

10.  SEGMENT INFORMATION

     Lakes' principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of the World Poker Tour, LLC. (See Footnote 1). Substantially, all of our operations are conducted in the United States. Lakes' reportable segments are as follows (in millions):

                                                          INDUSTRY SEGMENTS
                                       -------------------------------------------------------
                                       REAL ESTATE   WORLD POKER   CORPORATE &       TOTAL
                                       DEVELOPMENT      TOUR       ELIMINATIONS   CONSOLIDATED
                                       -----------   -----------   ------------   ------------
2003
  Revenue............................    $   --         $ 4.3         $   --         $  4.3
  Operating loss.....................      (1.1)         (0.3)          (5.5)          (6.9)
  Total assets.......................     126.1           2.5           41.5          170.1
  Depreciation expense...............        --           0.1            0.4            0.5
2002
  Revenue............................    $  1.5         $  --         $   --         $  1.5
  Operating Loss.....................      (4.3)         (2.1)         (10.5)         (16.9)
  Total assets.......................     136.0           0.2           40.4          176.6
  Depreciation expense...............        --           0.1            0.4            0.5

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   DECEMBER 28, 2003, DECEMBER 29, 2002, AND DECEMBER 30, 2001 -- (CONTINUED)

11.  SUBSEQUENT EVENTS

     During January of 2004, World Poker Tour announced that it will seek to raise approximately $20 million through a newly formed corporation pursuant to an underwritten initial public offering of common stock at a price to be determined. It is expected that proceeds from the offering will be used to expand World Poker Tour's entertainment production business and for its working capital. There will be no selling shareholders participating in the offering. Lakes does not expect to recognize a gain on this transaction and the proceeds will be reflected as a minority interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information in response to this item is incorporated herein by reference to our definitive proxy statement to be filed pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this 10-K.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Consolidated Financial Statements:

                                                               PAGE
                                                               ----
Report of Independent Public Accountants....................    28
Consolidated Balance Sheets as of December 28, 2003 and
  December 29, 2002.........................................    29
Consolidated Statements of Earnings (Loss) for the fiscal
  years ended December 28, 2003, December 29, 2002 and
  December 30, 2001.........................................    30
Consolidated Statements of Comprehensive Earnings (Loss) for
  the fiscal years ended December 28, 2003, December 29,
  2002 and December 30, 2001................................    31
Consolidated Statements of Shareholders' Equity for the
  fiscal years ended December 28, 2003, December 29, 2002
  and December 30, 2001.....................................    32
Consolidated Statements of Cash Flows for the fiscal years
  ended December 28, 2003, December 29, 2002 and December
  30, 2001..................................................    33
Notes to Consolidated Financial Statements..................    34

     (a)(2) None.

     (a)(3)

EXHIBITS                           DESCRIPTION
--------                           -----------
  2.1      Agreement and Plan of Merger by and among Hilton, Park Place
           Entertainment Corporation, Gaming Acquisition Corporation,
           Lakes Gaming, Inc. and Grand Casinos, Inc. dated as of June
           30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes' Form 10 Registration Statement as filed with the
           Securities and Exchange Commission (the "Commission") on
           October 23, 1998.) (the "Lakes Form 10")
  3.1      Articles of Incorporation of Lakes Gaming, Inc.
           (Incorporated herein by reference to Exhibit 3.1 to the
           Lakes Form 10.)
  3.2      By-laws of Lakes Gaming, Inc. (Incorporated herein by
           reference to Exhibit 3.2 to the Lakes Form 10.)
 10.1      Distribution Agreement by and between Grand Casinos, Inc.
           and Lakes Gaming, Inc., dated as of December 31, 1998.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Form 8-K dated January 8, 1999.)
 10.2      Employee Benefits and Other Employment Matters Allocation
           Agreement by and between Grand Casinos, Inc. and Lakes
           Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated
           January 8, 1999.)
 10.3      Intellectual Property License Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Form 8-K dated January 8, 1999.)
 10.4      Tax Allocation and Indemnity Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Form 8-K dated January 8, 1999.)
 10.5      Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
           Gaming, Inc., and First Union National Bank as Escrow Agent,
           dated as of December 31, 1998. (Incorporated herein by
           reference to Exhibit 10.4 to Lakes' Form 8-K dated January
           8, 1999.)
 10.6      Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
           First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
           26, 1999).
 10.7      Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and
           First Union National Bank (the "Trustee") pursuant to the
           Trust Agreement executed in favor of Grand Casinos, Inc.
           (the "Secured Party"). (Incorporated herein by reference to
           Exhibit 10.8 to Lakes' Form 10-K dated March 26, 1999.)
 10.8      Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan.
           (Incorporated herein by reference to Annex G to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.)*

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.9      Lakes Gaming, Inc. 1998 Director Stock Option Plan.
           (Incorporated herein by reference to Annex H to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.)*
 10.10     Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
           (Incorporated herein by reference to Exhibit 10.79 to
           Grand's Report on Form 10-K for the fiscal year ended
           December 28, 1997.)
 10.11     Non-competition Agreement made and entered into as of
           December 31, 1998, by and between Lyle Berman and Park Place
           Entertainment Corporation (f/k/a Gaming Co., Inc.) a
           Delaware corporation. (Incorporated herein by reference to
           Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)
 10.12     Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.13     Management Agreement dated as of July 8, 1999, by and
           between the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.14     Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.15     Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
           Band of Potawatomi Indians and Lakes Gaming, Inc., a
           Minnesota corporation. (Incorporated herein by reference to
           Exhibit 10.64 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.16     Promissory Note (the "Transition Loan Note") dated as of
           July 8, 1999 by and among the Pokagon Band of Potawatomi
           Indians and Lakes Gaming, Inc., a Minnesota corporation.
           (Incorporated herein by reference to Exhibit 10.65 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.17     Account Control Agreement dated as of July 8, 1999 by and
           among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.18     Pledge and Security Agreement dated as of July 8, 1999 by
           and among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.19     Memorandum of Agreement Regarding Gaming Development and
           Management Agreements dated as of the 15th day of February,
           2000 by and between the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.20     Operating Agreement of Lakes Kean Argovitz
           Resorts -- California, LLC dated as of the 25th day of May,
           1999 by and between Lakes Jamul, Inc. and Kean Argovitz
           Resorts -- Jamul, LLC. (Incorporated herein by reference to
           Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.21     Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.22     Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and
           Lakes Kean Argovitz Resorts -- California, LLC, a Delaware
           limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the
           fiscal year ended December 31, 2000.)
 10.23     Management Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.24     Development Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.25     Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota
           corporation and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.26     Operating Agreement of Lakes KAR -- Shingle Springs, LLC
           dated as of the 29th day of July, 1999 by Lakes Shingle
           Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
           LLC. (Incorporated herein by reference to Exhibit 10.75 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.27     Assignment and Assumption Agreement between Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June,
           1999. (Incorporated herein by reference to Exhibit 10.76 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.28     Assignment and Assumption Agreement and Consent to
           Assignment and Assumption, by and between Lakes Gaming,
           Inc., a Minnesota corporation, and Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.
           (Incorporated herein by reference to Exhibit 10.77 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.29     Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota
           corporation, and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.30     Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company, and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.31     Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.32     Joint Contribution Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.33     Member Control Agreement of Metroplex-Lakes, LLC, by and
           between Grand Casinos Nevada I, Inc., Metroplex, LLC, and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.34     Real Estate Option Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC
           dated as of April 25, 2000. (Incorporated herein by
           reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 2, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.35     Amended and Restated Option Agreement by and between Martin
           J. Cable and Olga B. Cable, as Trustees of the Cable Family
           Trust and Grand Casinos Nevada I, Inc. dated as of June 1,
           2000. (Incorporated herein by reference to Exhibit 10.4 to
           Lakes' Report on Form 10-Q for the quarter ended July 2,
           2000.)
 10.36     Acquisition and Participation Agreement, dated as of August
           7, 2000, by and between MRD Gaming, LLC, a Nevada limited
           liability company, and Lakes Gaming and Resorts, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.37     First Amendment to Acquisition and Participation Agreement,
           dated as of October 12, 2000, by and between MRD Gaming,
           LLC, a Nevada limited liability company, and Lakes Gaming
           and Resorts, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.38     Member Control Agreement of Pacific Coast Gaming -- Corning,
           LLC. (Incorporated herein by reference to Exhibit 10.3 to
           Lakes' Report on Form 10-Q for the quarter ended October 1,
           2000.)
 10.39     Member Control Agreement of Pacific Coast Gaming -- Santa
           Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
           1, 2000.)
 10.40     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Corning, LLC, a Minnesota
           limited liability company, and Lakes Corning, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.41     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.42     Assignment and Assumption Agreement, dated as of October 16,
           2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians.
           (Incorporated herein by reference to Exhibit 10.7 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.43     First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.8 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.44     First Amended and Restated Management Agreement, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.9 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.45     First Amended and Restated Lakes Note, dated as of October
           16, 2000, by and between the Pokagon Band of Potawatomi
           Indians and Great Lakes of Michigan, LLC, a Minnesota
           limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the
           quarter ended October 1, 2000.)
 10.46     First Amended and Restated Non-Gaming Land Acquisition Line
           of Credit, dated as of October 16, 2000, by and between the
           Pokagon Band of Potawatomi Indians and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.11 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.47     Amended and Restated Transition Loan Note, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes of Michigan, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.48     Amendment to Account Control Agreement, dated as of October
           16, 2000, by and among Great Lakes of Michigan, LLC, a
           Minnesota limited liability company, Lakes Gaming, Inc., a
           Minnesota corporation, the Pokagon Band of Potawatomi
           Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of
           Minnesota, N.A. (Incorporated herein by reference to Exhibit
           10.13 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.49     Unlimited Guaranty, dated as of October 16, 2000, from Lakes
           Gaming, Inc., a Minnesota corporation, and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company, to the
           Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.50     Amendment to Pledge and Security Agreement, dated as of
           October 16, 2000, by and among the Great Lakes of Michigan,
           LLC, a Minnesota limited liability company, Lakes Gaming,
           Inc., a Minnesota corporation, and the Pokagon Band of
           Potawatomi Indians. (Incorporated herein by reference to
           Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.51     Gaming Development Agreement for Class III Gaming Facility
           by and between The Nipmuc Nation and Lakes Nipmuc, LLC,
           dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the
           quarter ended July 1, 2001.)
 10.52     Management Agreement for Class III Gaming Enterprise by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of
           July 5, 2001. (Incorporated herein by reference to Exhibit
           10.2 to lakes' Report on Form 10-Q for the quarter ended
           July 1, 2001.)
 10.53     Interim Promissory Note, dated as of July 5, 2001, by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC.
           (Incorporated herein by reference to Exhibit 10.3 to Lakes'
           Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.54     Security Agreement by and between The Nipmuc Nation and
           Lakes Nipmuc, LLC, dated July 5, 2001. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.55     Guaranty Agreement by Lakes Gaming, Inc. and agreed to by
           The Nipmuc Nation, dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form
           10-Q for the quarter ended July 1, 2001.)
 10.56     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.56 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.57     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.57 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.58     Deed of Trust, Assignment of Leases and Rents and Security
           Agreement, dated December 28, 2001, by and among Metroflag
           Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and
           Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.58 to Lakes' Report on
           Form 10-K for the fiscal year ended December 30, 2001.)
 10.59     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.59 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.60     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.60 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.61     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.61 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.62     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001, by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as
           beneficiaries. (Incorporated herein by reference to Exhibit
           10.62 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.63     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001 by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary.
           (Incorporated herein by reference to Exhibit 10.63 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.64     Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz
           Resorts -- Shingle Springs, L.L.C., Lakes KAR -- Shingle
           Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota
           corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)
 10.65     Consent and Agreement to Buyout and Release
           (Argovitz -- Shingle Springs Project) dated as of January
           30, 2003, by and among Jerry A. Argovitz, Lakes
           KAR -- Shingle Springs, L.L.C., Lakes Entertainment, Inc.
           and Lakes Shingle Springs, Inc. (Incorporated herein by
           reference to Exhibit 10.65 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.66     Consent and Agreement to Buyout and Release (Kean -- Shingle
           Springs Project) dated as of January 30, 2003, by and among
           Kevin M. Kean, Lakes KAR -- Shingle Springs, L.L.C., Lakes
           Entertainment, Inc. and Lakes Shingle Springs, Inc.
           (Incorporated herein by reference to Exhibit 10.66 to Lakes'
           Report on Form 10-K for the fiscal year ended December 29,
           2002.)
 10.67     Shingle Springs Consulting Agreement dated as of January 30,
           2003, by and between Kevin M. Kean and Lakes KAR -- Shingle
           Springs, L.L.C. (Incorporated herein by reference to Exhibit
           10.67 to Lakes' Report on Form 10-K for the fiscal year
           ended December 29, 2002.)
 10.68     Buyout and Release Agreement (Jamul Project) dated as of
           January 30, 2003, by and among Kean Argovitz
           Resorts -- Jamul, L.L.C., Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)
 10.69     Consent and Agreement to Buyout and Release
           (Argovitz -- Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)
 10.70     Consent and Agreement to Buyout and Release (Kean -- Jamul
           Project) dated as of January 30, 2003, by and among Kevin M.
           Kean, Lakes Kean Argovitz Resorts -- California, L.L.C.,
           Lakes Entertainment, Inc., a Minnesota corporation, and
           Lakes Jamul, Inc. (Incorporated herein by reference to
           Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.71     Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz
           Resorts -- California, L.L.C. (Incorporated herein by
           reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.72     Loan and Security Agreement dated as of January 30, 2003, by and among Lakes California Land Development, Inc., Lakes
           Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes
           Jamul, Inc., Lakes KAR Shingle Springs, L.L.C., Lakes Kean
           Argovitz Resorts -- California, L.L.C. and Kevin M. Kean.
           (Incorporated herein by reference to Exhibit 10.72 to Lakes'
           Report on Form 10-K for the fiscal year ended December 29,
           2002.)
 10.73     Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour,
           L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the
           Securities Exchange Act of 1934) (Incorporated herein by
           reference to Exhibit 10.63 to Lakes' report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.74     Amendment to Member Control Agreement of Pacific Coast
           Gaming -- Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on Form 10-Q for the
           fiscal quarter ended March 30, 2003).
 10.75     Third Amendment to Acquisition and Participation Agreement
           dated as of February 28, 2003, by and among MRD Gaming, LLC,
           Lakes Cloverdale, LLC and Lakes Corning, LLC (Incorporated
           herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-Q for the fiscal quarter ended March 30, 2003).
 10.76     Assignment dated as of February 28, 2003 by and between
           Lakes Corning, LLC and Lakes Cloverdale, LLC (Incorporated
           herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-Q for the fiscal quarter ended March 30, 2003.
 10.77     Assignment dated as of February 28, 2003 by and among
           Pacific Coast Gaming -- Corning, LLC, MRD Gaming, LLC and
           Lakes Corning, LLC (Incorporated herein by reference to
           Exhibit 10.63 to Lakes' Report on Form 10-Q for the fiscal quarter ended March 30, 2003).
 10.78     Purchase Agreement dated as of June 26, 2003 by and between
           Grand Casinos Nevada I, Inc. and Diamond Resorts, LLC
           (Incorporated herein by reference to Exhibit 10.63 to Lakes'
           Report on Form 10-Q for the fiscal quarter ended June 29,
           2003.
 10.79     Amendment dated July 25, 2003 to Acquisition Master
           Agreement dated January 22, 2003 by and between The Travel
           Channel, LLC and World Poker Tour, LLC (portions of this
           exhibit have been omitted pursuant to a request for
           confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities
           Exchange Act of 1934) (Incorporated herein by reference to
           Exhibit 10.63 to Lakes' Report on Form 10-Q for the fiscal quarter ended September 28, 2003).
 21        Subsidiaries of the Company.
 23        Consent of Independent Public Accountants Dated March 26,
           2004.
 31.1      Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
 31.2      Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
 32.1      Certification of Chief Executive Officer and Chief Financial
           Officer under Section 906 of the Sarbanes-Oxley Act

---------------

* Management Compensatory Plan or Arrangement

     (b) Reports on Form 8-K.

          (i) A Form 8-K, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure was filed on October 8, 2003.

          (ii) A Form 8-K, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, Item 9. Regulation FD Disclosure and Item 12. Results of Operations and Financial Condition was filed on October 24, 2003.

          (iii) A Form 8-K, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure was filed on November 20, 2003.

          (iv) A Form 8-K, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure was filed on December 10, 2003.

          (v) A Form 8-K, Item 7, Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure was filed on December 18, 2003.

          (vi) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits and Item 9. Regulation FD Disclosure was filed on December 22, 2003.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LAKES ENTERTAINMENT, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN
                                            ------------------------------------
                                          Name: Lyle Berman
                                          Title:  Chairman of the Board and
                                              Chief Executive Officer
                                          Dated as of March 29, 2004

     Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 29, 2003.

                 NAME                                          TITLE
                 ----                                          -----

           /s/ LYLE BERMAN               Chairman of the Board and Chief Executive Officer
--------------------------------------             (Principal Executive Officer)
             Lyle Berman

         /s/ TIMOTHY J. COPE                    Chief Financial Officer and Director
--------------------------------------      (Principal Financial and Accounting Officer)
           Timothy J. Cope

         /s/ MORRIS GOLDFARB                                  Director
--------------------------------------
           Morris Goldfarb

          /s/ RONALD KRAMER                                   Director
--------------------------------------
            Ronald Kramer

            /s/ RAY MOBERG                                    Director
--------------------------------------
              Ray Moberg

           /s/ NEIL I. SELL                                   Director
--------------------------------------
             Neil I. Sell