Form 10-K/A
period 2003-12-28
LAKES ENTERTAINMENT INC
filed 2004-04-30
CIK 1071255

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

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

     As of April 16, 2004, 11,103,817 shares of the Registrant's Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on June 27, 2003 (the last business day of our most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $62,584,711.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                EXPLANATORY NOTE

     Lakes Entertainment, Inc. amends its Annual Report on Form 10-K for the fiscal year ended December 28, 2003 (filed on March 29, 2004), as set forth in this Form 10-K/A (Amendment No. 1), to include the information required in Items 10, 11, 12, 13 and 14 of Part III.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF LAKES ENTERTAINMENT, INC.

     Our Board of Directors currently consists of six (6) directors. The names and ages of our directors, and their principal occupations and tenure as directors, which are set forth below, are based upon information furnished to us by each director.

NAME AND AGE OF
DIRECTOR AND/OR              PRINCIPAL OCCUPATION, BUSINESS EXPERIENCE              DIRECTOR
    NOMINEE          FOR PAST FIVE YEARS AND DIRECTORSHIPS OF PUBLIC COMPANIES       SINCE
---------------      ---------------------------------------------------------      --------
Lyle Berman         Chairman of the Board and Chief Executive Officer of Lakes
  Age 62            Entertainment, Inc. since January 1999 and Chairman of the        1998
                    Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes Entertainment) from October 1991 through December of 1998. Mr. Berman served as President of Lakes
                    Entertainment from November 1999 until May 2003. Mr. Berman also serves as a governor of World Poker Tour, LLC, a
                    company in which Lakes Entertainment owns a majority
                    interest. Mr. Berman is also a director of Wilsons The
                    Leather Experts Inc. Mr. Berman served as Chief Executive
                    Officer of Rainforest Cafe, Inc. from February 1993 until
                    December 2000.
Timothy J. Cope     President of Lakes Entertainment, Inc. since May 12, 2003
  Age 52            and Chief Financial Officer, Treasurer, Secretary and a           1998
                    director of Lakes Entertainment since June 1998. Mr. Cope
                    also serves as Chief Financial Manager and a governor of
                    World Poker Tour, LLC. Mr. Cope served as an Executive Vice
                    President of Lakes Entertainment from June 1998 until May
                    11, 2003.
Morris Goldfarb     Director of Lakes Entertainment, Inc. since June 1998. Mr.
  Age 52            Goldfarb is a director, Co-Chairman of the Board and Chief        1998
                    Executive Officer of G-III Apparel Group Ltd. Mr. Goldfarb
                    has served as either the President or Vice President of
                    G-III and its predecessors since its formation in 1974.
Ronald J. Kramer    Director of Lakes Entertainment, Inc. since June 1998. Mr.
  Age 45            Kramer is President of Wynn Resorts and has been employed in      1998
                    that capacity since April 2002. Mr. Kramer previously served as a Managing Director at the investment banking firm of
                    Dresdner Kleinwort Wasserstein beginning in July 1999. From
                    February 1986 to July 1999, Mr. Kramer was the Chairman of
                    the Board and Chief Executive Officer of Ladenburg Thalmann
                    Group Inc. Mr. Kramer is also a director of Griffon
                    Corporation, New Valley Corporation Limited and Monster
                    Worldwide Inc.
Ray Moberg          Director of Lakes Entertainment, Inc. since December 2003.
  Age 55            Mr. Moberg retired from Ernst & Young in 2003 after serving       2003
                    for 33 years, including as managing partner of its Reno
                    office from 1987 until his retirement.
Neil I. Sell        Director of Lakes Entertainment, Inc. since June 1998. Since
  Age 62            1968, Mr. Sell has been engaged in the practice of law in         1998
                    Minneapolis, Minnesota with the firm of Maslon Edelman
                    Borman & Brand, LLP, which has rendered legal services to
                    Lakes Entertainment.

EXECUTIVE OFFICERS OF LAKES ENTERTAINMENT, INC.

NAME                                    AGE    POSITION(S) WITH LAKES ENTERTAINMENT
----                                    ---   --------------------------------------
Lyle Berman...........................  62    See "Directors of Lakes Entertainment,
                                              Inc." -- above.
Timothy J. Cope.......................  52    See "Directors of Lakes Entertainment,
                                              Inc." -- above.
Joseph Galvin.........................  65    Chief Operating Officer of Lakes
                                              Entertainment, Inc. since January
                                              1999, Executive Vice President since
                                              June 2, 2003, and Chief Administrative
                                              Officer of Grand Casinos, Inc. from
                                              November 1996 through December 1998,
                                              and prior thereto, Vice President of
                                              Security of Grand.

AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

     The Board of Directors has established a four member audit committee that consists of Chairman Ray Moberg and Messrs. Morris Goldfarb, Ronald J. Kramer and Neil I. Sell. Commencing on June 11, 2004, the date of our 2004 annual shareholders' meeting, Mr. Sell will no longer serve on the audit committee. The audit committee operates under a written charter adopted by the Board of Directors, which charter was attached as Appendix C to the proxy statement for our Annual Meeting of Shareholders held June 2, 2003. The primary functions of the audit committee are (i) to serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) to review and appraise the audit efforts of our independent auditors, and (iii) to provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors. The charter also requires that the audit committee (or designated members of the audit committee) review and pre-approve the performance of all audit and non-audit accounting services to be performed by our independent auditors, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002.

     The Board of Directors has determined that at least one member of the audit committee, Ray Moberg, is an "audit committee financial expert" as that term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the audit committee is an "independent director," as such term is defined in Section 4200(a)(15) of National Association of Securities Dealers' listing standards. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

NOMINATING COMMITTEE OF THE BOARD OF DIRECTORS

     The Board of Directors has established a two member nominating committee that consists of Messrs. Morris Goldfarb and Neil I. Sell, each of whom satisfies the independence requirements of the NASDAQ Stock Market rules.

     The primary role of the nominating committee is to consider and make recommendations to the full Board of Directors concerning the appropriate size, function and needs of the Board, including establishing criteria for Board membership and considering, recruiting and recommending candidates (including those recommended by shareholders) to fill new Board positions. The nominating committee (or a subcommittee thereof) recruits and considers director candidates and presents qualified candidates to the full Board for consideration. Qualified candidates will be considered without regard to race, color, religion, sex, ancestry, national origin or disability.

     The nominating committee will consider each candidate's general business and industry experience, his or her ability to act on behalf of shareholders, overall Board diversity, potential concerns regarding independence or conflicts of interest and other factors relevant in evaluating Board nominees. If the nominating committee approves a candidate for further review following an initial screening, the nominating committee will establish an interview process for the candidate. Generally, the candidate will meet with the members of the nominating committee, along with our Chief Executive Officer. Contemporaneously with the interview process, the corporate governance committee will conduct a comprehensive conflicts-of-interest assessment of the candidate. The nominating committee will consider reports of the interviews and the conflicts-of-interest assessment to determine whether to recommend the candidate to the full Board of Directors. The nominating committee will also take into consideration the candidate's personal attributes, including, without limitation, personal integrity, loyalty to us and concern for our success and welfare, willingness to apply sound and independent business judgment, awareness of a director's vital part in good corporate citizenship and image, time available for meetings and consultation on Company matters and willingness to assume broad, fiduciary responsibility.

     Recommendations for candidates to be considered for election to the Board at our annual shareholder meetings may be submitted to the nominating committee by our shareholders. Candidates recommended by our shareholders will be considered under the same standards as candidates that are identified by the nominating committee. In order to make such a recommendation, a shareholder must submit the recommendation in writing to the nominating committee, in care of our Secretary at our headquarters address, at least 120 days prior to the mailing date of the previous year's annual meeting proxy statement. To enable the committee to evaluate the candidate's qualifications, shareholder recommendations must include the following information:

     - The name and address of the nominating shareholder and of the director candidate;

     - A representation that the nominating shareholder is a holder of record of our common stock and entitled to vote at the current year's annual meeting;

     - A description of any arrangements or understandings between the nominating shareholder and the director candidate or candidates being recommended pursuant to which the nomination or nominations are to be made by the shareholder;

     - A resume detailing the educational, professional and other information necessary to determine if the nominee is qualified to hold a Board position;

     - Such other information regarding each nominee proposed by such shareholder as would have been required to be included in a proxy statement filed pursuant to the proxy rules of the Securities and Exchange Commission had each nominee been nominated by the Board of Directors; and

     - The consent of each nominee to serve as a director if so elected.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC") and the NASDAQ National Market. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to us, or written representations that no Form 5(s) were required, we believe that during the fiscal year ended December 28, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were satisfied.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by (i) each individual that served as our Chief Executive Officer during fiscal 2003; and (ii) each individual who served as an executive officer at the end of fiscal 2003 who received in excess of $100,000 in salary and bonus during fiscal 2003 (the Chief Executive Officer and the other executive officers are collectively referred to herein as the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                           -----------------------------------------
                                                                      OTHER ANNUAL         ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR   SALARY($)(1)   BONUS($)   COMPENSATION($)   COMPENSATION($)(3)
---------------------------         ----   ------------   --------   ---------------   ------------------
Lyle Berman.......................  2003      400,000     100,000         63,179(2)          10,742
  Chairman, Chief Executive
     Officer                        2002      400,000           0        101,204(2)          10,707
                                    2001      400,000           0(4)           0              9,507
Timothy J. Cope...................  2003      250,000     100,000              0              8,861
  President, Chief Financial
     Officer,                       2002      250,000      50,000              0              8,813
  Treasurer and Secretary           2001      250,000      50,000(4)           0              7,469
Joseph Galvin.....................  2003      225,000           0              0              9,811
  Chief Operating Officer and       2002      225,000           0              0              9,775
  Executive Vice President          2001      225,000           0(4)           0              8,575

---------------

(1) Includes cash compensation deferred at the election of the executive officer under the terms of the Company's 401(k) Savings Incentive Plan.

(2) Amount represents the value of personal use of the Company's corporate jet based upon the Standard Industry Fare Level (SIFL) rates as published by the United States Department of Transportation for the period from July 1 to December 31 of 2002 or 2003, as applicable.

(3) Amounts shown in this column represent matching contributions by the Company under the Company's 401(k) Savings Incentive Plan and payment by the Company of term life insurance premiums.

(4) Represents bonus amount paid (if any) in 2002 based on fiscal 2001.

            AGGREGATED OPTION EXERCISES IN THE LAST FISCAL YEAR AND
                         FISCAL YEAR END OPTION VALUES

     The following table summarizes information with respect to options held by the Named Executive Officers, and the value of the options held by such persons at the end of fiscal 2003.

                                                           NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                             SHARES                       OPTIONS AT FY-END(#)(1)           AT FY-END($)(2)
                          ACQUIRED ON        VALUE      ---------------------------   ---------------------------
NAME                     EXERCISE(#)(1)   REALIZED($)   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                     --------------   -----------   -----------   -------------   -----------   -------------
Lyle Berman............         --            N/A         650,000        100,000       3,812,300       700,500
Timothy J. Cope........         --            N/A         190,000         40,000       1,248,800       280,200
Joseph Galvin..........         --            N/A         189,250         40,000       1,153,515       257,700

---------------

(1) Share amounts do not reflect the adjustments automatically taken as a result of the Stock Split.

(2) The closing sale price of the Company's common stock on December 26, 2003, the last trading day prior to the end of the Company's fiscal year, was $15.38.

EMPLOYMENT AGREEMENTS

     Effective February 21, 2002, we entered into an executive employment agreement for an indefinite term with each of Timothy J. Cope, our President, Chief Financial Officer, Treasurer and Secretary, and Joseph Galvin, our Chief Operating Officer and Executive Vice President, each subject to early termination by either party for any reason or no reason. The employment agreements provide for annual base salaries of $250,000 and $225,000 to Messrs. Cope and Galvin, respectively, or such higher amount as determined by our Board of Directors. In addition, we pay each executive an additional $600 per month to cover travel and other expenses and provide the executives with customary benefits. The employment agreements provide that if we terminate either executive without "cause" or if either executive resigns for "good reason," such executive will continue to receive his base salary and the two-year average of his average of his bonus/incentive compensation for a period of twelve months. If such termination occurs within two years following a "change of control," as defined in the employment agreements, the executive will instead be entitled to a lump-sum severance payment equal to twice his annual base salary and bonus/incentive compensation along with insurance costs, 401k matching contributions and certain other benefits. In either case, all options to purchase shares of our common stock held by the executive at the time of his termination will immediately vest in their entirety and remain exercisable for a period of two years thereafter. The employment agreements provide that neither executive will compete with us for two years after the termination of his employment.

     We have not entered into employment agreements with any of our other executive officers.

DIRECTOR COMPENSATION

     We pay an annual fee of $24,000 to each of our directors who is not otherwise employed by us or our subsidiaries (a "Non-Employee Director"). We also pay each Non-Employee Director a fee of $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting of the Board of Directors attended. We also pay the Chairman of our Audit Committee an additional annual fee of $3,000 for serving in such capacity.

     In addition, the Lakes Entertainment, Inc. 1998 Director Stock Option Plan (the "Director Plan") provides that each Non-Employee Director who was in office at the time of our inception, and each subsequent Non-Employee Director at the time of his or her initial election to the Board of Directors, receives a non-qualified stock option to purchase up to 12,500 shares of our common stock at an option exercise price equal to the fair market value of the shares on the grant date. Each option will have a ten-year term and will generally become exercisable in five equal installments commencing on the first anniversary of the grant date. If the proposed amendments to the Director Plan are approved by our shareholders at the annual meeting (see Proposal Three below), the number of shares subject to this initial stock option grant will increase to 25,000 to adjust the grant for the Stock Split.

     In addition to the initial option grants, Non-Employee Directors may be granted, at the discretion of the Board of Directors, additional options to purchase our common stock. These additional options, if granted, will contain such terms and provisions as the Board of Directors determines at the time of the grant. In addition to the 12,500 share option granted to Mr. Moberg upon his appointment to the Board of Directors in December 2003, the Board made an additional 17,500 share discretionary option grant to Mr. Moberg upon such appointment. These options have an exercise price equal to the fair market value of our common stock on the date of grant. Directors who are also our employees or employees of our subsidiaries receive no options for their services as directors.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     Decisions regarding the compensation of Lakes Entertainment, Inc. executives are generally made by the compensation committee, each member of which is a non-employee director. All decisions by the compensation committee relating to the compensation of the executive officers are reviewed by the full Board of Directors. Pursuant to rules designed to enhance disclosure of Lakes Entertainment's policies toward executive compensation, set forth below is a report prepared by the compensation committee addressing the compensation policies for Lakes Entertainment and its subsidiaries.

     The compensation committee's executive compensation policies are designed to provide competitive levels of compensation that integrate pay with Lakes Entertainment, Inc.'s annual objectives and long-term goals, reward above-average corporate performance, recognize individual initiative and achievements, and assist Lakes Entertainment in attracting and retaining qualified executives. Executive compensation is set at levels that the compensation committee believes to be consistent with other companies in Lakes Entertainment's industry.

     There are three elements in the executive compensation program, all determined by individual and corporate performance.

     - Base salary compensation

     - Annual incentive compensation

     - Stock options

     Total compensation opportunities are competitive with those offered by employers of comparable size, growth and profitability in the Lakes Entertainment, Inc.'s industry.

     Base salary compensation is determined by the potential impact the individual has on Lakes Entertainment, Inc., the skills and experiences required by the job, and the performance and potential of the incumbent in the job.

     Annual incentive compensation for Lakes Entertainment, Inc. executives is based primarily on corporate earnings and growth as measured by Lakes Entertainment's EBITDA (Earnings Before Interest, Taxes, Depreciation and Amortization) results and goals and Lakes Entertainment's positioning for future results, but also includes an overall assessment by the compensation committee of executive management's individual and collective performance, as well as market conditions.

     The annualized base salary during fiscal 2003 for Lyle Berman, Chief Executive Officer and Chairman of the Board, was $400,000. The amount of Mr. Berman's compensation resulted from the compensation committee's assessment of Lakes Entertainment, Inc.'s performance and business development during fiscal 2003. The compensation committee believes that Mr. Berman's salary is competitive with executives in other industry-related companies of similar size. Mr. Berman received an incentive bonus of $100,000 for fiscal year 2003, based on his achievement of individual performance goals set by the compensation committee.

     The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the "Employee Plan") permits the compensation committee to grant stock options to executives of Lakes Entertainment, Inc. Awards of stock options under the Employee Plan are designed to integrate compensation of executives with the long-term interests of Lakes Entertainment and its shareholders and assist in the retention of executives. Options become exercisable based upon criteria established by compensation committee, as the administrator of the Employee Plan. During fiscal 2003, there were no options issued by the compensation committee pursuant to the Employee Plan.

     While the value realizable from exercisable options is dependent upon the extent to which Lakes Entertainment, Inc.'s performance is reflected in the market price of Lakes Entertainment's common stock at any particular point in time, the decision as to whether such value will be realized in any particular year is determined by each individual executive and not by the compensation committee. Accordingly, when the compensation committee recommends that an option be granted to an executive, that recommendation does not take into account any gains realized that year by that executive as a result of his or her individual decision to exercise an option granted in a previous year.

     The compensation committee does not anticipate that any of the compensation payable to executive officers in the coming year will exceed the limits and deductibilities set forth in section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee has not yet established a policy regarding compensation in excess of these limits, but Proposal Two of this Annual Proxy proposes certain changes to the Employee Plan that will, among other things, limit the compensation payable to executive officers in each fiscal year to ensure that we do not exceed the limits and deductibilities described above in future years.

MORRIS GOLDFARB
RONALD J. KRAMER

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Morris Goldfarb and Ronald J. Kramer served as the members of the Compensation Committee for fiscal year 2003.

STOCK PERFORMANCE GRAPH

     The Securities and Exchange Commission requires that we include in this Proxy Statement a line-graph presentation comparing cumulative, five-year shareholders' returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, a peer group index constructed by us, or issuers with similar market capitalizations. The following presentation compares our common stock price during the period from January 4, 1999, to December 31, 2003, to the NASDAQ Stock Market and the Russell 2000 Index.

     We do not feel that we can reasonably identify a peer group and we believe there is no published industry or line-of-business index that provides a meaningful comparison of shareholder returns. Therefore, we have elected to use the Russell 2000 Index in compiling our stock performance graph because we believe the Russell 2000 Index provides a better comparison of shareholder returns for companies with market capitalizations similar to that of ours.

     The presentation assumes that the value of an investment in each of our common stock, the NASDAQ Stock Market and the Russell 2000 index was $100 on January 4, 1999, and that dividends paid were reinvested in the same security.

                    COMPARISON OF FIVE YEAR CUMULATIVE TOTAL
                  RETURN* AMONG LAKES ENTERTAINMENT, INC., THE
                        NASDAQ STOCK MARKET (U.S.) INDEX
                           AND THE RUSSELL 2000 INDEX

                              [PERFORMANCE GRAPH]

                                                                    Cumulative Total Return
                                 1/99     6/99    12/99     6/00    12/00     6/01    12/01     6/02    12/02    6/03    12/03
 Lakes Entertainment, Inc       100.00   130.60    94.78   105.97   111.94    88.36    74.03    80.72   64.47    95.39   192.84
 Nasdaq Stock Market (U.S.)     100.00   121.76   184.27   180.00   111.13    97.80    88.21    66.62   60.99    73.97    91.18
 Russell 2000                   100.00   109.45   121.44   125.13   117.77   125.85   120.70   115.03   95.98   113.14   141.33

* $100 Invested on 1/4/99 in stock or index -- including reinvestment of dividends.
  Prices have not been adjusted to reflect the Stock Split.

CODE OF CONDUCT

     We have adopted a code of ethics that applies to our principal executive, financial and accounting officers and persons performing similar functions. Upon request, we will deliver a copy of this code of ethics free of charge. Requests for a copy of this code of ethics should be submitted in writing to our Secretary at our headquarters address, 130 Cheshire Lane, Suite 101, Minnetonka, Minnesota 55305.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

     We have outstanding one class of voting securities, common stock, $0.01 par value, of which 11,103,817 shares were issued and outstanding as of the close of business on the April 16, 2004. Each share of our common stock is entitled to one vote on all matters put to a vote of shareholders.

     The following table sets forth, as of the April 16, 2004, certain information regarding the beneficial ownership of our common stock by (i) all persons known by us to be the owner (or deemed to be the owner pursuant to the rules and regulations of the SEC), of record or beneficially, of more than 5% of our outstanding common stock, (ii) each of the directors and nominees for election to the Board of Directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, in each case based upon beneficial ownership reporting of our common stock as of such date. The share amounts set forth in the table do not reflect the adjustments automatically taken as a result of the Stock Split. Except as otherwise indicated, the address of each shareholder is 130 Cheshire Lane, Minnetonka, Minnesota 55305, and each shareholder has sole voting and investment power with respect to the shares beneficially owned.

                                                             SHARES OF LAKES
                                                              ENTERTAINMENT
                                                               COMMON STOCK      PERCENTAGE OF COMMON
NAME AND ADDRESS                                            BENEFICIALLY OWNED    STOCK OUTSTANDING
----------------                                            ------------------   --------------------
Lyle Berman(1)............................................      2,522,336                21.3
Timothy J. Cope(2)........................................        235,000                 2.1
Joseph Galvin(3)..........................................         59,250                   *
Morris Goldfarb(4)........................................         51,830                   *
Ronald J. Kramer..........................................              0                   0
Ray M. Moberg.............................................              0                   0
Neil I. Sell(5)...........................................        972,299                 8.8
All Lakes Entertainment, Inc. Directors and Executive
  Officers as a Group (7 people including the
  foregoing)(6)...........................................      3,840,715                31.0
FMR Corp.(7)..............................................        973,988                 8.8
  82 Devonshire Street
  Boston, MA 02109

---------------

 *  Less than one percent.

(1) Includes 11,403 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman, and 161,500 shares owned by Mr. Berman through a Berman Consulting Corporation profit sharing plan. Also includes options to purchase 750,000 shares and a 200,000 share option held by Berman Consulting Corporation as security for a loan transaction.

(2) Includes options to purchase 230,000 shares.

(3) Includes options to purchase 59,250 shares.

(4) Includes options to purchase 32,000 shares.

(5) Includes an aggregate of 968,100 shares held by four irrevocable trusts for the benefit of Lyle Berman's children with respect to which Mr. Sell has shared voting and dispositive powers as a co-trustee. Mr. Sell has disclaimed beneficial ownership of such shares.

(6) Includes shares held by corporations controlled by such officers and directors and shares held by trusts of which such officers and directors are trustees. Also includes options to purchase 1,271,250 shares.

(7) Based solely upon the most recent Schedule 13G on file with the Securities and Exchange Commission. FMR Corp. does not have sole voting power with respect to any of such shares but has sole dispositive power with respect to all 973,988 shares.

     The foregoing footnotes are provided for informational purposes only and each person disclaims beneficial ownership of shares owned by any member of his or her family or held in trust for any other person, including family members.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     We maintain the Employee Plan and the Director Plan, which were approved to grant up to a maximum of 2,500,000 shares and 200,000 shares of common stock, respectively, as of the end of fiscal 2003.

     The Employee Plan is designed to integrate compensation of our executives (including officers and directors but excluding directors who are not also full-time employees) with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. Under the Director Plan, we may issue equity awards to members of our Board of Directors who are not also our employees or employees of our subsidiaries. The Employee Plan and the Director Plan have each been approved by our shareholders.

     In connection with our establishment as a public corporation, which occurred pursuant to a distribution of our common stock to the then shareholders of Grand Casinos, Inc. (the "Distribution"), we issued options to purchase our common stock to the holders of then-outstanding options to purchase common stock of Grand Casinos. These Distribution-related options were treated as awards granted outside of the Employee Plan and the Director Plan, and we did not seek shareholder approval for the Distribution-related option grants apart from the approval obtained from the shareholders of Grand Casinos for the overall public distribution of our common stock.

     The following table sets forth certain information as of December 28, 2003 with respect to the Employee Plan, the Director Plan and the options related to the Distribution:

                                                                                             NUMBER OF
                                                                                             SECURITIES
                                                                                             REMAINING
                                                                                           AVAILABLE FOR
                                                 NUMBER OF                                FUTURE ISSUANCES
                                             SECURITIES TO BE                               UNDER EQUITY
                                                ISSUED UPON        WEIGHTED-AVERAGE         COMPENSATION
                                                EXERCISE OF        EXERCISE PRICE OF      PLANS (EXCLUDING
                                            OUTSTANDING OPTIONS   OUTSTANDING OPTIONS   SECURITIES REFLECTED
PLAN CATEGORY                                       (A)                   (B)              IN COLUMN (A))
-------------                               -------------------   -------------------   --------------------
Equity Compensation Plans Approved By
  Security Holders:
  1998 Stock Option and Compensation
     Plan.................................       1,549,600              $ 8.40                873,400
  1998 Director Stock Option Plan.........         162,500              $ 9.14                 37,500
                                                 ---------              ------                -------
  Total:..................................       1,712,100              $ 8.47                910,900
Equity Compensation Plans Not Approved By
  Security Holders:
  Distribution-related Stock Options......         451,201              $11.12                      0
                                                 ---------              ------                -------
TOTAL:....................................       2,163,301              $ 9.02                910.900
                                                 =========              ======                =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

PARK PLACE ENTERTAINMENT CORPORATION

     Mr. Berman entered into an employment agreement with Park Place Entertainment, Inc. as of January 1, 1999 pursuant to which he served as a part-time employee of Park Place. The agreement contained a noncompetition covenant under which Mr. Berman was prohibited, subject to certain exceptions, from participating in the ownership, management or control of any business engaged in a gaming enterprise that competed with Park Place. Additionally, Mr. Berman was required to give Park Place a right of first offer on all gaming opportunities and projects, subject to certain exceptions. These covenants substantially limited the number and scope of opportunities that Lakes Entertainment was able to consider and pursue. The agreement, which originally had a four year term ending January 1, 2003 and was renewed for an additional one year term, expired on January 1, 2004. Mr. Berman received compensation during 2003 of Ten Thousand Dollars ($10,000).

LOANS TO VIATICARE FINANCIAL SERVICES, LLC; LIVING BENEFITS FINANCIAL SERVICES, LLC

     During 2000 and 2001, we made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC ("ViatiCare"), which has since been acquired by Living Benefits Financial Services, LLC ("Living Benefits"). In connection with the Living Benefits' acquisition of Viaticare, Living Benefits provided an unsecured guarantee of ViatiCare's obligations to Lakes Entertainment, Inc. In March 2001, our Board of Directors determined not to make further loans to ViatiCare. Due to our management's determination that repayment of the $4.0 million loan was not likely to occur, we recorded a $4.0 million reserve in the financial results for the quarter ended June 30, 2002.

     Subsequent to our decision not to make further loans to ViatiCare, Mr. Berman and LB Acquisitions LLC, a limited liability company wholly-owned by Mr. Berman, have made loans or other advances to Living Benefits from time to time totaling approximately $7.43 million. As an incentive to make an initial $5.6 million loan, LB Acquisitions was granted a 9 percent voting interest in Living Benefits and was given an option (the "LB Option") to convert the $5.6 million loan balance into an additional 46 percent of the voting interest in Living Benefits. To secure the repayment of the LB Acquisitions loans, which become due commencing in 2005, Living Benefits granted LB Acquisitions a security interest in its personal property, including the right of Living Benefits to receive payments from profits on life insurance policies acquired by Living Benefits on or after June 15, 2001. LB Acquisitions made an additional loan of approximately $400,000 to Living Benefits in May 2002. On July 1, 2002, Mr. Berman advanced an additional $763,000 to Living Benefits in exchange for a portion of Living Benefits' rights in 50% of a trust holding the distribution rights from certain life insurance policies (the "Trust"), which Mr. Berman later transferred to LB Acquisitions. As an inducement for this further advance, Living Benefits agreed to amend the LB Option to permit the exercise thereof by LB Acquisitions for $1.00 rather than requiring LB Acquisitions to convert $5.6 million of its loan amounts. Between October 2002 and February 2003, Mr. Berman and LB Acquisitions made additional loans to Living Benefits totaling approximately $350,000 and acquired approximately $230,000 in existing debt previously held by other investors.

     On April 7, 2003, Living Benefits transferred its entire interest in the Trust (which constitutes the substantial majority of Living Benefits' assets) to LB Acquisitions in exchange for the forgiveness by LB Acquisitions of $6.9 million of Living Benefits' debt obligations. Formal transfer to LB Acquisitions of certificates evidencing the Trust interests is subject to the consent of the third party holding the remaining 50% Trust interest.

TRANSACTIONS WITH SKLANSKY GAMES, LLC AND WORLD POKER TOUR, LLC

     We are currently in the process of negotiating a license agreement with Sklansky Games, LLC ("Sklansky") and World Poker Tour, LLC pursuant to which we will develop a casino table game jointly with Sklansky utilizing the World Poker Tour brand name. Sklansky, through a joint venture with an unrelated third party, is also in negotiations to license the World Poker Tour brand in connection with the joint venture's development of an electronic poker-related gaming machine. In addition to our indirect majority ownership of in World Poker Tour LLC through one of our wholly owned subsidiaries, Mr. Berman and his son, Brad Berman, each own an equity interest in Sklansky.

LICENSE AGREEMENT WITH G-III APPAREL GROUP, LTD.

     Our majority-owned subsidiary, World Poker Tour, LLC, intends to enter into a non-exclusive license agreement with G-III Apparel Group, Ltd. ("G-III"). G-III will license intellectual property rights from World Poker Tour to produce certain types of licensed apparel for distribution in authorized channels within the United States, its territories and possessions and, in certain circumstances, Canada. G-III will pay royalties and certain other fees to World Poker Tour. Morris Goldfarb, a director of the Company, is a director, Co-Chairman of the Board and Chief Executive Officer of G-III.

LEGAL SERVICES

     Neil I. Sell is a partner in the law firm of Maslon Edelman Borman & Brand, LLP, which renders legal services to us from time to time.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

FEES BILLED TO COMPANY BY ITS INDEPENDENT AUDITORS

     The following table presents fees for professional audit and other services rendered by Deloitte & Touche LLP and Arthur Andersen LLP, as applicable, during fiscal 2003 and fiscal 2002.

                                           FEES FOR 2003                FEES FOR 2002
                                         -----------------   -----------------------------------
                                         DELOITTE & TOUCHE   DELOITTE & TOUCHE   ARTHUR ANDERSEN
                                         -----------------   -----------------   ---------------
Audit Fees.............................      $104,000            $197,500           $ 21,010
Audit-Related Fees(1)..................            --                  --                 --
Tax Fees(2)............................      $343,072            $ 94,700           $123,775
All Other Fees(3)......................      $ 44,122                  --                 --
                                             --------            --------           --------
Total Fees.............................      $491,194            $219,700           $144,785
                                             ========            ========           ========

---------------

(1) Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements but not reported under the caption Audit Fees above.

(2) Fees for tax services consisted of tax compliance services, tax transaction support services and other tax services. Fees for tax compliance services totaled $213,970 for 2003. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings. The services consisted of federal, state and local income tax return assistance, sales and use, property and other tax return assistance and assistance with tax audits and appeals. Fees for tax transaction support services totaled $95,827 for 2003. Tax transaction support services are services rendered in support of proposed transactions such as acquisitions, divestitures, joint ventures, partnerships and contractual matters. Fees for other tax services totaled $33,275 for 2003. Other tax services are all other tax planning and consulting services rendered.

(3) All Other Fees in fiscal 2003 consist of fees for permitted non-audit products and services provided which included transaction related consultation.

     The audit committee of the Board of Directors has reviewed the fees billed by Deloitte & Touche LLP during fiscal year 2003 and, after consideration, has determined that the receipt of these fees by Deloitte & Touche LLP is compatible with the provision of independent audit services. The audit committee discussed these services and fees with Deloitte & Touche LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the

U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

PRE-APPROVAL OF SERVICES BY INDEPENDENT AUDITORS

     As permitted under applicable law, our audit committee may pre-approve from time to time certain types of services, including tax services, to be provided by our independent auditors. As provided in the charter of the audit committee, and in order to maintain control and oversight over the services provided by our independent auditors, it is the policy of the audit committee to pre-approve all audit and non-audit services to be provided by the independent auditors (other than with respect to de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002), and not to engage the independent auditors to provide any non-audit services prohibited by law or regulation. For administrative convenience, the audit committee may delegate pre-approval authority to audit committee members who are also independent member of the Board of Directors, but any decision by such a member on pre-approval must be reported to the full audit committee at its next regularly scheduled meeting.

                                    PART IV

ITEM 15.  EXHIBIT, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(3)

     See Exhibit Index

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

                                          LAKES ENTERTAINMENT, INC.
                                          Registrant

                                          By:        /s/ LYLE BERMAN
                                            ------------------------------------
                                                     Name: Lyle Berman
                                              Title: Chairman of the Board and
                                                  Chief Executive Officer

Dated as of April 30, 2004

                                 EXHIBIT INDEX

EXHIBITS                           DESCRIPTION
--------                           -----------
  2.1      Agreement and Plan of Merger by and among Hilton, Park Place
           Entertainment Corporation, Gaming Acquisition Corporation,
           Lakes Gaming, Inc. and Grand Casinos, Inc. dated as of June
           30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes' Form 10 Registration Statement as filed with the
           Securities and Exchange Commission (the "Commission") on
           October 23, 1998.) (the "Lakes Form 10")
  3.1      Articles of Incorporation of Lakes Gaming, Inc.
           (Incorporated herein by reference to Exhibit 3.1 to the
           Lakes Form 10.)
  3.2      By-laws of Lakes Gaming, Inc. (Incorporated herein by
           reference to Exhibit 3.2 to the Lakes Form 10.)
 10.1      Distribution Agreement by and between Grand Casinos, Inc.
           and Lakes Gaming, Inc., dated as of December 31, 1998.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Form 8-K dated January 8, 1999.)
 10.2      Employee Benefits and Other Employment Matters Allocation
           Agreement by and between Grand Casinos, Inc. and Lakes
           Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes' Form 8-K dated
           January 8, 1999.)
 10.3      Intellectual Property License Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Form 8-K dated January 8, 1999.)
 10.4      Tax Allocation and Indemnity Agreement by and between Grand
           Casinos, Inc. and Lakes Gaming, Inc., dated as of December
           31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes' Form 8-K dated January 8, 1999.)
 10.5      Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes
           Gaming, Inc., and First Union National Bank as Escrow Agent,
           dated as of December 31, 1998. (Incorporated herein by
           reference to Exhibit 10.4 to Lakes' Form 8-K dated January
           8, 1999.)
 10.6      Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and
           First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes' Form 10-K dated March
           26, 1999).
 10.7      Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and
           First Union National Bank (the "Trustee") pursuant to the
           Trust Agreement executed in favor of Grand Casinos, Inc.
           (the "Secured Party"). (Incorporated herein by reference to
           Exhibit 10.8 to Lakes' Form 10-K dated March 26, 1999.)
 10.8      Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan.
           (Incorporated herein by reference to Annex G to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.)*
 10.9      Lakes Gaming, Inc. 1998 Director Stock Option Plan.
           (Incorporated herein by reference to Annex H to the Joint
           Proxy Statement/Prospectus of Hilton Hotels Corporation and
           Grand dated and filed with the Commission on October 14,
           1998 (the "Joint Proxy Statement") which is attached to the
           Lakes Form 10 as Annex A.)*
 10.10     Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman.
           (Incorporated herein by reference to Exhibit 10.79 to
           Grand's Report on Form 10-K for the fiscal year ended
           December 28, 1997.)
 10.11     Non-competition Agreement made and entered into as of
           December 31, 1998, by and between Lyle Berman and Park Place
           Entertainment Corporation (f/k/a Gaming Co., Inc.) a
           Delaware corporation. (Incorporated herein by reference to
           Exhibit 10.21 to Lakes' Report on Form 10-Q for the quarter ended April 4, 1999.)
 10.12     Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.13     Management Agreement dated as of July 8, 1999, by and
           between the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.14     Promissory Note (the "Lakes Note") dated as of July 8, 1999 by and among the Pokagon Band of Potawatomi Indians and
           Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.15     Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon
           Band of Potawatomi Indians and Lakes Gaming, Inc., a
           Minnesota corporation. (Incorporated herein by reference to
           Exhibit 10.64 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.16     Promissory Note (the "Transition Loan Note") dated as of
           July 8, 1999 by and among the Pokagon Band of Potawatomi
           Indians and Lakes Gaming, Inc., a Minnesota corporation.
           (Incorporated herein by reference to Exhibit 10.65 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.17     Account Control Agreement dated as of July 8, 1999 by and
           among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.18     Pledge and Security Agreement dated as of July 8, 1999 by
           and among the Pokagon Band of Potawatomi Indians and Lakes
           Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.19     Memorandum of Agreement Regarding Gaming Development and
           Management Agreements dated as of the 15th day of February,
           2000 by and between the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.20     Operating Agreement of Lakes Kean Argovitz
           Resorts -- California, LLC dated as of the 25th day of May,
           1999 by and between Lakes Jamul, Inc. and Kean Argovitz
           Resorts -- Jamul, LLC. (Incorporated herein by reference to
           Exhibit 10.69 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.21     Promissory Note dated as of the 15th day of February, 2000 by and among the Jamul Indian Village and Lakes
           KAR -- California, LLC, a Delaware limited liability
           company. (Incorporated herein by reference to Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.22     Security Agreement dated as of the 25th day of May, 1999 by and between Lakes Jamul, Inc., a Minnesota corporation and
           Lakes Kean Argovitz Resorts -- California, LLC, a Delaware
           limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the
           fiscal year ended December 31, 2000.)
 10.23     Management Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.24     Development Agreement between the Shingle Springs Band of
           Miwok Indians and Kean Argovitz Resorts -- Shingle Springs,
           LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes' Report on
           Form 10-K for the fiscal year ended December 31, 2000.)
 10.25     Management Agreement dated as of the 29th day of July, 1999 by and among Lakes Shingle Springs, Inc., a Minnesota
           corporation and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.26     Operating Agreement of Lakes KAR -- Shingle Springs, LLC
           dated as of the 29th day of July, 1999 by Lakes Shingle
           Springs, Inc. and Kean Argovitz Resorts -- Shingle Springs,
           LLC. (Incorporated herein by reference to Exhibit 10.75 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.27     Assignment and Assumption Agreement between Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR -- Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June,
           1999. (Incorporated herein by reference to Exhibit 10.76 to
           Lakes' Report on Form 10-K for the fiscal year ended
           December 31, 2000.)
 10.28     Assignment and Assumption Agreement and Consent to
           Assignment and Assumption, by and between Lakes Gaming,
           Inc., a Minnesota corporation, and Kean Argovitz
           Resorts -- Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999.
           (Incorporated herein by reference to Exhibit 10.77 to Lakes'
           Report on Form 10-K for the fiscal year ended December 31,
           2000.)
 10.29     Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota
           corporation, and Lakes KAR -- Shingle Springs, LLC, a
           Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.30     Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company, and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.79 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.31     Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts -- Shingle Springs, LLC, a
           Nevada limited liability company and Lakes Shingle Springs,
           Inc., a Minnesota corporation. (Incorporated herein by
           reference to Exhibit 10.80 to Lakes' Report on Form 10-K for the fiscal year ended December 31, 2000.)
 10.32     Joint Contribution Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex, LLC, Lakes Gaming, Inc., and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.1 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.33     Member Control Agreement of Metroplex-Lakes, LLC, by and
           between Grand Casinos Nevada I, Inc., Metroplex, LLC, and
           Metroplex-Lakes, LLC dated as of April 25, 2000.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.34     Real Estate Option Agreement by and between Grand Casinos
           Nevada I, Inc., Metroplex-Lakes, LLC, and Metroplex, LLC
           dated as of April 25, 2000. (Incorporated herein by
           reference to Exhibit 10.3 to Lakes' Report on Form 10-Q for the quarter ended July 2, 2000.)
 10.35     Amended and Restated Option Agreement by and between Martin
           J. Cable and Olga B. Cable, as Trustees of the Cable Family
           Trust and Grand Casinos Nevada I, Inc. dated as of June 1,
           2000. (Incorporated herein by reference to Exhibit 10.4 to
           Lakes' Report on Form 10-Q for the quarter ended July 2,
           2000.)
 10.36     Acquisition and Participation Agreement, dated as of August
           7, 2000, by and between MRD Gaming, LLC, a Nevada limited
           liability company, and Lakes Gaming and Resorts, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.37     First Amendment to Acquisition and Participation Agreement,
           dated as of October 12, 2000, by and between MRD Gaming,
           LLC, a Nevada limited liability company, and Lakes Gaming
           and Resorts, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.2 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.38     Member Control Agreement of Pacific Coast Gaming -- Corning,
           LLC. (Incorporated herein by reference to Exhibit 10.3 to
           Lakes' Report on Form 10-Q for the quarter ended October 1,
           2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.39     Member Control Agreement of Pacific Coast Gaming -- Santa
           Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended October
           1, 2000.)
 10.40     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Corning, LLC, a Minnesota
           limited liability company, and Lakes Corning, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.41     Promissory Note, dated as of October 12, 2000, by and
           between Pacific Coast Gaming -- Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.42     Assignment and Assumption Agreement, dated as of October 16,
           2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians.
           (Incorporated herein by reference to Exhibit 10.7 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.43     First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.8 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.44     First Amended and Restated Management Agreement, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes Gaming of Michigan, LLC,
           a Minnesota limited liability company (f/k/a Great Lakes of
           Michigan, LLC). (Incorporated herein by reference to Exhibit
           10.9 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.45     First Amended and Restated Lakes Note, dated as of October
           16, 2000, by and between the Pokagon Band of Potawatomi
           Indians and Great Lakes of Michigan, LLC, a Minnesota
           limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes' Report on Form 10-Q for the
           quarter ended October 1, 2000.)
 10.46     First Amended and Restated Non-Gaming Land Acquisition Line
           of Credit, dated as of October 16, 2000, by and between the
           Pokagon Band of Potawatomi Indians and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company.
           (Incorporated herein by reference to Exhibit 10.11 to Lakes'
           Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.47     Amended and Restated Transition Loan Note, dated as of
           October 16, 2000, by and between the Pokagon Band of
           Potawatomi Indians and Great Lakes of Michigan, LLC, a
           Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.48     Amendment to Account Control Agreement, dated as of October
           16, 2000, by and among Great Lakes of Michigan, LLC, a
           Minnesota limited liability company, Lakes Gaming, Inc., a
           Minnesota corporation, the Pokagon Band of Potawatomi
           Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of
           Minnesota, N.A. (Incorporated herein by reference to Exhibit
           10.13 to Lakes' Report on Form 10-Q for the quarter ended
           October 1, 2000.)
 10.49     Unlimited Guaranty, dated as of October 16, 2000, from Lakes
           Gaming, Inc., a Minnesota corporation, and Great Lakes of
           Michigan, LLC, a Minnesota limited liability company, to the
           Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)
 10.50     Amendment to Pledge and Security Agreement, dated as of
           October 16, 2000, by and among the Great Lakes of Michigan,
           LLC, a Minnesota limited liability company, Lakes Gaming,
           Inc., a Minnesota corporation, and the Pokagon Band of
           Potawatomi Indians. (Incorporated herein by reference to
           Exhibit 10.15 to Lakes' Report on Form 10-Q for the quarter ended October 1, 2000.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.51     Gaming Development Agreement for Class III Gaming Facility
           by and between The Nipmuc Nation and Lakes Nipmuc, LLC,
           dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.1 to Lakes' Report on Form 10-Q for the
           quarter ended July 1, 2001.)
 10.52     Management Agreement for Class III Gaming Enterprise by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC, dated as of
           July 5, 2001. (Incorporated herein by reference to Exhibit
           10.2 to lakes' Report on Form 10-Q for the quarter ended
           July 1, 2001.)
 10.53     Interim Promissory Note, dated as of July 5, 2001, by and
           between The Nipmuc Nation and Lakes Nipmuc, LLC.
           (Incorporated herein by reference to Exhibit 10.3 to Lakes'
           Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.54     Security Agreement by and between The Nipmuc Nation and
           Lakes Nipmuc, LLC, dated July 5, 2001. (Incorporated herein by reference to Exhibit 10.4 to Lakes' Report on Form 10-Q for the quarter ended July 1, 2001.)
 10.55     Guaranty Agreement by Lakes Gaming, Inc. and agreed to by
           The Nipmuc Nation, dated as of July 5, 2001. (Incorporated herein by reference to Exhibit 10.5 to Lakes' Report on Form
           10-Q for the quarter ended July 1, 2001.)
 10.56     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.56 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.57     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.57 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.58     Deed of Trust, Assignment of Leases and Rents and Security
           Agreement, dated December 28, 2001, by and among Metroflag
           Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and
           Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.58 to Lakes' Report on
           Form 10-K for the fiscal year ended December 30, 2001.)
 10.59     Purchase Agreement, dated as of December 28, 2001, by and
           among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company.
           (Incorporated herein by reference to Exhibit 10.59 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.60     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.60 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.61     Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota
           corporation. (Incorporated herein by reference to Exhibit
           10.61 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.62     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001, by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as
           beneficiaries. (Incorporated herein by reference to Exhibit
           10.62 to Lakes' Report on Form 10-K for the fiscal year
           ended December 30, 2001.)
 10.63     Leasehold Deed of Trust, Assignment of Leases and Rents and
           Security Agreement, dated December 28, 2001 by and among
           Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary.
           (Incorporated herein by reference to Exhibit 10.63 to Lakes'
           Report on Form 10-K for the fiscal year ended December 30,
           2001.)
 10.64     Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz
           Resorts -- Shingle Springs, L.L.C., Lakes KAR -- Shingle
           Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota
           corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.65     Consent and Agreement to Buyout and Release
           (Argovitz -- Shingle Springs Project) dated as of January
           30, 2003, by and among Jerry A. Argovitz, Lakes
           KAR -- Shingle Springs, L.L.C., Lakes Entertainment, Inc.
           and Lakes Shingle Springs, Inc. (Incorporated herein by
           reference to Exhibit 10.65 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.66     Consent and Agreement to Buyout and Release (Kean -- Shingle
           Springs Project) dated as of January 30, 2003, by and among
           Kevin M. Kean, Lakes KAR -- Shingle Springs, L.L.C., Lakes
           Entertainment, Inc. and Lakes Shingle Springs, Inc.
           (Incorporated herein by reference to Exhibit 10.66 to Lakes'
           Report on Form 10-K for the fiscal year ended December 29,
           2002.)
 10.67     Shingle Springs Consulting Agreement dated as of January 30,
           2003, by and between Kevin M. Kean and Lakes KAR -- Shingle
           Springs, L.L.C. (Incorporated herein by reference to Exhibit
           10.67 to Lakes' Report on Form 10-K for the fiscal year
           ended December 29, 2002.)
 10.68     Buyout and Release Agreement (Jamul Project) dated as of
           January 30, 2003, by and among Kean Argovitz
           Resorts -- Jamul, L.L.C., Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)
 10.69     Consent and Agreement to Buyout and Release
           (Argovitz -- Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz
           Resorts -- California, L.L.C., Lakes Entertainment, Inc., a
           Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes' Report on
           Form 10-K for the fiscal year ended December 29, 2002.)
 10.70     Consent and Agreement to Buyout and Release (Kean -- Jamul
           Project) dated as of January 30, 2003, by and among Kevin M.
           Kean, Lakes Kean Argovitz Resorts -- California, L.L.C.,
           Lakes Entertainment, Inc., a Minnesota corporation, and
           Lakes Jamul, Inc. (Incorporated herein by reference to
           Exhibit 10.70 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.71     Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz
           Resorts -- California, L.L.C. (Incorporated herein by
           reference to Exhibit 10.71 to Lakes' Report on Form 10-K for the fiscal year ended December 29, 2002.)
 10.72     Loan and Security Agreement dated as of January 30, 2003, by and among Lakes California Land Development, Inc., Lakes
           Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes
           Jamul, Inc., Lakes KAR Shingle Springs, L.L.C., Lakes Kean
           Argovitz Resorts -- California, L.L.C. and Kevin M. Kean.
           (Incorporated herein by reference to Exhibit 10.72 to Lakes'
           Report on Form 10-K for the fiscal year ended December 29,
           2002.)
 10.73     Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour,
           L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the
           Securities Exchange Act of 1934) (Incorporated herein by
           reference to Exhibit 10.63 to Lakes' report on Form 10-Q for the fiscal quarter ended March 30, 2003.)
 10.74     Amendment to Member Control Agreement of Pacific Coast
           Gaming -- Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.63 to Lakes' Report on Form 10-Q for the
           fiscal quarter ended March 30, 2003).
 10.75     Third Amendment to Acquisition and Participation Agreement
           dated as of February 28, 2003, by and among MRD Gaming, LLC,
           Lakes Cloverdale, LLC and Lakes Corning, LLC (Incorporated
           herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-Q for the fiscal quarter ended March 30, 2003).
 10.76     Assignment dated as of February 28, 2003 by and between
           Lakes Corning, LLC and Lakes Cloverdale, LLC (Incorporated
           herein by reference to Exhibit 10.63 to Lakes' Report on
           Form 10-Q for the fiscal quarter ended March 30, 2003.
 10.77     Assignment dated as of February 28, 2003 by and among
           Pacific Coast Gaming -- Corning, LLC, MRD Gaming, LLC and
           Lakes Corning, LLC (Incorporated herein by reference to
           Exhibit 10.63 to Lakes' Report on Form 10-Q for the fiscal quarter ended March 30, 2003).

EXHIBITS                           DESCRIPTION
--------                           -----------
 10.78     Purchase Agreement dated as of June 26, 2003 by and between
           Grand Casinos Nevada I, Inc. and Diamond Resorts, LLC
           (Incorporated herein by reference to Exhibit 10.63 to Lakes'
           Report on Form 10-Q for the fiscal quarter ended June 29,
           2003).
 10.79     Amendment dated July 25, 2003 to Acquisition Master
           Agreement dated January 22, 2003 by and between The Travel
           Channel, LLC and World Poker Tour, LLC (portions of this
           exhibit have been omitted pursuant to a request for
           confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities
           Exchange Act of 1934) (Incorporated herein by reference to
           Exhibit 10.63 to Lakes' Report on Form 10-Q for the fiscal quarter ended September 28, 2003).
 21        Subsidiaries of the Company (Incorporated herein by
           reference to Exhibit 21 to Lakes' Report on Form 10-K for
           the fiscal year ended December 28, 2003).
 23        Consent of Independent Public Accountants Dated March 26,
           2004 (Incorporated by reference to Exhibit 23 to Lakes'
           Report on Form 10-K for the fiscal year ended December 28,
           2003).
 31.1      Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act
 31.2      Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act
 32.1      Certification of Chief Executive Officer and Chief Financial
           Officer under Section 906 of the Sarbanes-Oxley Act

---------------

* Management Compensatory Plan or Arrangement