Form 10-Q
period 2004-04-04
LAKES ENTERTAINMENT INC
filed 2004-05-19
CIK 1071255

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

For the quarterly period ended April 4, 2004

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     -----     SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ______
                          Commission File No. 0-24993

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

       Yes   X                      No
           -----                       -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

       Yes                          No   X
           -----                       -----

As of May 12, 2004, there were 22,207,634 shares of Common Stock, $0.01 par value per share, outstanding, reflecting a two-for-one stock split (the "Stock Split") in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004. All share and per share data has been retroactively restated to give effect to the stock split.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX


                                                                              PAGE OF
                                                                             FORM 10-Q
                                                                             ---------
PART I.  FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of                     3
                  April 4, 2004 and December 28, 2003

                  Condensed Consolidated Statements of Loss for the three         4
                  months ended April 4, 2004 and March 30, 2003

                  Condensed Consolidated Statements of Comprehensive              5
                  Loss for the three months ended April 4, 2004
                  and March 30, 2003

                  Condensed Consolidated Statements of Cash Flows for             6
                  the three months ended April 4, 2004 and March 30,
                  2003

                  Notes to Condensed Consolidated Financial Statements            7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND                                    17
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

         ITEM 3.  QUANTITATIVE AND QUALITATIVE                                   24
                  DISCLOSURES ABOUT MARKET RISK

         ITEM 4.  CONTROLS AND PROCEDURES                                        24

PART II. OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                              25

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               27

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                 (UNAUDITED)
                                                      APRIL 4, 2004     DECEMBER 28, 2003
                                                      -------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                          $   24,951          $   25,340
    Accounts receivable, net                                  371               1,038
    Deferred tax asset                                      5,385               5,385
    Prepaids                                                3,220               2,119
    Other current assets                                    1,846               1,645
                                                       ----------          ----------
Total Current Assets                                       35,773              35,527
                                                       ----------          ----------
Property and Equipment-Net                                  6,435               6,492
                                                       ----------          ----------
Other Assets:
    Land held under contract for sale                       4,795               4,612
    Land held for development                              14,590              14,536
    Notes receivable                                       89,908              84,682
    Investments                                             7,611               8,717
    Deferred tax asset                                      7,242               6,634
    Other long-term assets                                  8,920               8,860
                                                       ----------          ----------
Total Other Assets                                        133,066             128,041
                                                       ----------          ----------
TOTAL ASSETS                                           $  175,274          $  170,060
                                                       ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                   $    2,113          $    1,906
    Income taxes payable                                    7,258               7,215
    Litigation and claims accrual                             126                 250
    Accrued payroll and related costs                         304                 497
    Other accrued expenses                                  5,055               2,768
                                                       ----------          ----------
Total Current Liabilities                                  14,856              12,636
                                                       ----------          ----------
TOTAL LIABILITIES                                          14,856              12,636
                                                       ----------          ----------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized
    200,000 shares; 22,198 and 21,474 common
    shares issued and outstanding
    at April 4, 2004, and
    December 28, 2003, respectively                           222                 215
    Additional paid-in-capital                            136,038             132,291
    Retained Earnings                                      24,158              24,918
                                                       ----------          ----------
Total Shareholders' Equity                                160,418             157,424
                                                       ----------          ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $  175,274          $  170,060
                                                       ==========          ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                                              (UNAUDITED)
                                                                           THREE MONTHS ENDED

                                                                    APRIL 4, 2004       MARCH 30, 2003
                                                                    -------------       --------------
REVENUES:
     License fee income                                              $    4,140           $      550
                                                                     ----------           ----------
         Total Revenues                                                   4,140                  550
                                                                     ----------           ----------
COSTS AND EXPENSES:
     Selling, general and administrative                                  3,260                2,078
     Production costs                                                     2,472                  901
     Depreciation and amortization                                          143                  128
                                                                     ----------           ----------
         Total Costs and Expenses                                         5,875                3,107
                                                                     ----------           ----------

LOSS FROM OPERATIONS                                                     (1,735)              (2,557)
                                                                     ----------           ----------
OTHER INCOME (EXPENSE):
     Interest income                                                         48                  237
     Equity in earnings (loss) of unconsolidated affiliates                 419                  (87)
     Other                                                                   42                  159
                                                                     ----------           ----------
         Total other income, net                                            509                  309
                                                                     ----------           ----------

Loss before income taxes                                                 (1,226)              (2,248)
Benefit for income taxes                                                   (466)                (921)
                                                                     ----------           ----------

NET LOSS                                                             $     (760)          $   (1,327)
                                                                     ==========           ==========

BASIC LOSS PER SHARE                                                 $    (0.03)          $    (0.06)
                                                                     ==========           ==========

DILUTED LOSS PER SHARE                                               $    (0.03)          $    (0.06)
                                                                     ==========           ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               21,770               21,276
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                               --                   --
                                                                     ----------           ----------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                     21,770               21,276
                                                                     ==========           ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)


                                                                  (UNAUDITED)
                                                               THREE MONTHS ENDED

                                                        APRIL 4, 2004         MARCH 30, 2003
                                                        -------------         --------------
NET LOSS                                                  $     (760)          $   (1,327)

OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
     Unrealized gains (losses) on securities                      --                   --
                                                          ----------           ----------
COMPREHENSIVE LOSS                                        $     (760)          $   (1,327)
                                                          ==========           ==========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                         (UNAUDITED)
                                                                                     THREE MONTHS ENDED

                                                                              APRIL 4, 2004        MARCH 30, 2003
                                                                              -------------        --------------
OPERATING ACTIVITIES:
     Net loss                                                                   $     (760)          $   (1,327)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                    143                  128
      Unit-based compensation expense                                                   94                   --
      Equity in (earnings) loss of unconsolidated affiliates                          (419)                  87
      Deferred income taxes                                                           (608)                (330)
      Changes in operating assets and liabilities:
           Accounts receivable                                                         667                 (648)
           Income taxes                                                                 43                  283
           Accounts payable                                                            207                 (118)
           Accrued expenses                                                          1,970                 (191)
           Other                                                                    (1,295)                (899)
                                                                                ----------           ----------
Net Cash Provided by (Used in) Operating Activities                                     42               (3,015)
                                                                                ----------           ----------

INVESTING ACTIVITIES:
     Payments for land held under contract for sale                                   (183)                (221)
     Payments made for land held for development                                       (54)              (1,433)
     Advances on notes receivable                                                   (5,238)              (3,492)
     Investment in and notes receivable from unconsolidated affiliates               1,537                 (285)
     Increase in restricted cash, net                                                   --                  (13)
     Increase in other long-term assets                                                (60)                (156)
     Reduction of (payments for) property and equipment, net                           (86)                   9
                                                                                ----------           ----------
Net Cash Used in Investing Activities                                               (4,084)              (5,591)
                                                                                ----------           ----------

FINANCING ACTIVITIES:

     Proceeds from issuance of common stock                                          3,653                   --
                                                                                ----------           ----------
Net Cash Provided by Financing Activities                                            3,653                   --
                                                                                ----------           ----------

Net decrease in cash and cash equivalents                                             (389)              (8,606)
Cash and cash equivalents - beginning of period                                     25,340               14,106
                                                                                ----------           ----------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $   24,951           $    5,500
                                                                                ==========           ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                                  $       --           $       --
      Income taxes                                                                      12                    5
     Noncash operating activities:
      Capitalized television costs related to unit options issued to
         consultants                                                                   213                   --

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

Lakes' primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development and management agreements relating to one casino project in Michigan, two casino projects in California, and one casino project on the east coast, with development of each subject to regulatory approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects.

World Poker Tour, LLC ("WPT"), a 78% owned subsidiary of Lakes, has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. WPT signed an agreement for a second season with the Travel Channel, LLC ("TRV"), for broadcast of the World Poker Tour series on cable television. TRV was also granted options for five additional seasons. WPT receives a series of fixed license payments from TRV.

During January of 2004, World Poker Tour announced that it will seek to raise approximately $20 million pursuant to an underwritten initial public offering of common stock at a price to be determined. World Poker Tour will be converted into a Delaware corporation immediately before the offering. It is expected that proceeds from the offering will be used to expand World Poker Tour's entertainment production business and for its working capital. There will be no selling shareholders participating in the offering. Lakes does not expect to recognize a gain on this transaction and the proceeds will be reflected as a minority interest. Lakes has included $0.4 million of direct costs related to this offering in other current assets as of April 4, 2004. These costs will be reflected as a reduction of proceeds when the offering is completed or as an expense if the offering is unsuccessful.

Lakes has recently created a new division to buy, license and/or market new table game concepts for licensing to casinos. The Company is currently testing a number of new games and there may be revenue from this effort beginning during 2004. See also Note 7.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

During March of 2003, Lakes and Metroflag agreed to additional revisions to the terms of the Polo Plaza and Travelodge property transactions. The parties increased the price of the Polo Plaza property from $21.8 million to $25.8 million and extended the payment date to May 15, 2003. On the payment date, $16.8 million of the purchase price was paid to Lakes in cash, $4.0 million was paid through the issuance to Lakes of a preferred membership interest in Metroflag and $4.0 million was paid through the issuance to Lakes of a subordinated membership interest in Metroflag. Previously, Metroflag paid $1.0 million in cash as a down payment. Lakes can require Metroflag to repurchase the $4.0 million preferred interest any time on or after December 24, 2006. The subordinated interest must be repurchased for $4.0 million at the time of repayment by Metroflag of an outstanding $3.5 million contractual commitment in connection with the Travelodge property, which is scheduled on or before December 28, 2004.

In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million, as a result of the increase in the purchase price of the Polo Plaza property discussed above. During 2003, Lakes took a $1.0 million impairment charge on the Travelodge property. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. Lakes has also agreed to loan to Metroflag BP up to $3.0 million related to Travelodge operating shortfalls through December 28, 2004. As of April 4, 2004 and December 28, 2003, the outstanding loan balance was $2.3 million and $2.1 million, respectively. This loan is scheduled to be repaid on December 28, 2004. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

LAND HELD FOR DEVELOPMENT

Included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects.

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

Lakes' investments in unconsolidated affiliates include a 50 percent ownership interest in PCG Santa Rosa, LLC, a joint venture formed to develop a casino on Indian-owned land in California and a 50% ownership interest in 2022 Ranch, LLC, a joint venture formed to develop and/or sell approximately 2000 acres owned by the joint venture in Eastern San Diego County. This land was sold during the first quarter of 2004. The sale of the land reduced Lakes' investment in 2022 Ranch to less than $0.1 million.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended April 4, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2003.

3. STOCK-BASED COMPENSATION

At April 4, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

WPT also has a unit-based compensation plan for both employees and consultants. WPT has a 2002 Unit Option Plan (the "2002 Plan") which is approved to issue up to an aggregate of 7,000 Class B non-voting units of WPT in connection with unit option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and each installment expires six years after being exercisable. The employee must be employed by the Company on the anniversary date in order to vest in any units that year. If the employee is terminated (voluntarily or involuntarily) prior to the vesting of any portion of a unit option, the unvested portion will be forfeited.

For WPT unit options issued to employees, deferred stock compensation for the unit options is measured at the units' fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. For WPT unit options issued to consultants, compensation expense is measured at the option's fair value. Fair value is measured when the unit options vest in quarterly installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs.

Additionally, on March 4, 2002, WPT granted 15,000 Class A voting units to its President under a management agreement. The restricted units vest in four equal installments annually beginning February 25, 2003. If there is a change of control, all non-vested restricted units vest immediately.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The Company accounts for the WPT unit-based employee compensation under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for unit option grants issued to employees is recorded to the extent the fair market value of the units on the date of grant exceeds the option price. Compensation expense for restricted unit grants is measured based on the fair market value of the units on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.

The Company accounts for WPT unit-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for unit option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.

The following table illustrated the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation under the Lakes' plans and unit-based employee and consultant compensation under the WPT Plans (in thousands except per share data).



                                                                THREE MONTHS ENDED
                                                                ------------------
                                                         APRIL 4, 2004         MARCH 30, 2003
                                                         -------------         --------------
Net loss:                                                 $      (760)          $    (1,327)
    As reported
    Add:  Unit-based compensation expense                          94                    --
        included in reported net loss
    Less:  Total stock-based compensation                        (451)                 (374)
        expense determined under the fair
        value method, net of related tax effects
    Pro forma                                                  (1,117)               (1,701)
Net loss per share:
    As reported -- Basic                                  $     (0.03)          $     (0.06)
    Pro forma -- Basic                                          (0.05)                (0.08)
    As reported -- Diluted                                      (0.03)                (0.06)
    Pro forma -- Diluted                                        (0.05)                (0.08)

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

Lakes has a contract to be the exclusive developer and manager of an Indian-owned gaming resort near New Buffalo, Michigan with the Pokagon Band of Potawatomi Indians. The Company has formed partnerships that hold contracts to develop and manage two casinos to be owned by Indian tribes in California, one near San Diego with the Jamul Indian Village, and the other near Sacramento with the Shingle Springs Band of Miwok Indians. The Company has also signed contracts with the Nipmuc Nation of Massachusetts for development and management of a potential future gaming resort in the eastern United States; however, this tribe has received a negative finding regarding federal recognition from the Bureau of Indian Affairs (BIA). The tribe has submitted additional information for reconsideration (see Note 9).

5. NOTES RECEIVABLE

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Notes receivable consist of the following (in thousands):


                                                                              April 4, 2004      December 28, 2003
                                                                              -------------      -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with
variable interest rates (not to exceed 10%) (5.00% at April 4, 2004), receivable in 60 monthly installments
subsequent to commencement date                                                $   42,846          $   41,729

Notes from the Shingle Springs Band of Miwok Indians with
variable interest rates (6.00% at April 4, 2004), receivable in varying monthly installments based on contract
terms subsequent to commencement date                                              27,370              24,428

Notes from Jamul Indian Village with variable interest
rates (6.00% at April 4, 2004), receivable in 60 monthly
installments subsequent to commencement date                                       13,011              12,336

Notes from the Nipmuc Nation with variable interest
rates (6.00% at April 4, 2004) receivable in varying installments
based on contract terms subsequent to commencement date                             5,105               4,634

Other                                                                               1,576               1,555
                                                                               ----------          ----------

Total notes receivable                                                         $   89,908          $   84,682
                                                                               ==========          ==========

Interest income on notes receivable from Indian Tribes related to properties under development is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of April 4, 2004 and December 28, 2003, $16.8 million and $15.2 million of interest on notes related to properties under development has been deferred.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment, including an airplane, under a non-cancelable operating lease. The airplane lease expired May 1, 2003 and was renewed for a one-year period. The lease provides for one additional one-year renewal term, which began May 1, 2004. Approximate future minimum lease payments, due under this lease as of April 4, 2004, are as follows (in thousands):


                                            Operating Leases
                                            ----------------
                 2004                            $   450
                 2005                                200
                                                 -------
                                                 $   650
                                                 =======

PURCHASE OPTIONS

The Company has the right to purchase the airplane it leases during the renewal terms for approximately $8 million.

INDEMNIFICATION AGREEMENT

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments.

As a part of the indemnification agreement, Lakes agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Caesars Entertainment, Inc, the parent Company of Grand.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation prepared and filed the clarification sought by the Court. Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals. Judge Connelly ruled on April 9, 2004, that he has jurisdiction to determine the adequacy of the clarification and has scheduled another hearing for May 21, 2004 to hear argument on whether the last issue has been satisfactorily resolved.

OTHER LITIGATION

Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including the matters discussed above, is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

7. RELATED PARTY TRANSACTIONS

Lakes is currently in the process of negotiating a license agreement with Sklansky Games, LLC ("Sklansky") and World Poker Tour, LLC pursuant to which Lakes will develop a casino table game jointly with Sklansky utilizing the World Poker Tour brand name. Sklansky, through a joint venture with an unrelated third party, is also in negotiations to license the World Poker Tour brand in connection with the joint venture's development of an electronic poker-related gaming machine. In addition to our indirect majority ownership in World Poker Tour, LLC through one of our wholly owned subsidiaries, Mr. Berman and his son, Brad Berman, each own an equity interest in Sklansky. Mr. Berman owns 28% and Brad Berman owns 44% of Sklansky.

Effective as of February 24, 2004, Lakes' majority-owned subsidiary, World Poker Tour, LLC entered into a non-exclusive license agreement with G-III Apparel Group, Ltd. ("G-III"). Morris Goldfarb, a Lakes director, is a director, Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from World Poker Tour, LLC in connection with G-III's production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to World Poker Tour, LLC.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8. SEGMENT INFORMATION

Lakes' principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of the World Poker Tour, LLC. (See Note 1). Substantially, all of our operations are conducted in the United States. Lakes' reportable segments are as follows (in millions):

                                Industry Segments


                                   Real Estate           World Poker         Corporate &             Total
                                   Development              Tour             Eliminations         Consolidated
                                   -----------           -----------         ------------         ------------
For the Three Months
Ended/as of April 4, 2004
Revenue                             $       --           $      4.1           $       --           $      4.1
Operating income (loss)                   (0.1)                 0.8                 (1.5)                (0.8)
Total assets                             133.2                  2.5                 39.6                175.3
Depreciation expense                        --                   --                  0.1                  0.1

For the Three Months
Ended/as of March 30, 2003
Revenue                             $       --           $      0.6           $       --           $      0.6
Operating loss                            (0.1)                (0.4)                (0.8)                (1.3)
Total assets                             150.7                  0.8                 22.7                174.2
Depreciation expense                        --                   --                  0.1                  0.1

9. SUBSEQUENT EVENTS

During April of 2004, the Company's Board of Directors declared a two-for-one stock split, payable in the form of a 100% stock dividend on Lakes' outstanding common stock. The stock dividend was paid on May 3, 2004 to shareholders of record as of April 26, 2004.

As a result of the stock split, shareholders received one additional share of common stock for every share they held on the record date. Upon completion of the split, the number of common shares outstanding was approximately 22.2 million. In connection with the stock split, the Company introduced a direct registration program to provide for uncertified shares through Wells Fargo Shareowner Services, the Company's transfer agent and registrar. As a result, the additional shares were issued in "book-entry" form without stock certificates and are registered on the books of the Company maintained by Wells Fargo Shareowner Services. All share and per share data reflected in this quarterly report has been retroactively restated to give effect to the stock split.

During April of 2004, the Nipmuc Nation was notified by the Director, Office of Federal Acknowledgement (OFA) within the Bureau of Indian Affairs (BIA), that the projected date of the BIA's final determination on federal recognition (Petition 69A) was extended by forty-five days. In a letter to the Nipmuc Nation Chief Walter Vickers, the BIA projects issuing the Nipmuc final determination by June 15, 2004, rather than the previously projected date of May 1, 2004.

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

As a result of the Distribution, Lakes operates the Indian casino management business and holds various other assets previously owned by Grand. Lakes' main business is the development, construction and management of casinos and related hotel and entertainment facilities in emerging and established gaming jurisdictions. Lakes has entered into contracts for the development, management and/or financing of new casino operations, all of which are subject to various regulatory approvals before construction can begin. Lakes has contracts to develop and manage Indian-owned gaming resorts for the following:

    o    Shingle Springs Band of Miwok Indians near Sacramento, California

    o    Pokagon Band of Potawatomi Indians near New Buffalo, Michigan

    o    Jamul Indian Village near San Diego, California

    o    Nipmuc Nation on the East Coast of the United States

In addition, Lakes owns options to purchase the patent rights for various new casino games and is actively marketing these new games to the casino industry in an attempt to license the games for use in their operations.

World Poker Tour, a majority-owned subsidiary of Lakes, has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. World Poker Tour signed an agreement for a second season with the Travel Channel, LLC ("TRV") for broadcast of the World Poker Tour series on cable television which is currently airing. TRV was also granted options for five additional seasons. WPT receives a series of fixed license payments from TRV.

During January of 2004, World Poker Tour announced that it will seek to raise approximately $20 million through a newly formed corporation pursuant to an underwritten initial public offering of common stock at a price to be determined. It is expected that proceeds from the offering will be used to expand World Poker Tour's entertainment production business and for its working capital. There will be no selling shareholders participating in the offering. Lakes does not expect to recognize a gain or loss on this transaction and the proceeds will be reflected as a minority interest.

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

REVENUE RECOGNITION: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, until a project is open and operating, Lakes will not recognize revenue related to Indian casino management. Interest income on notes receivable for Indian tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and generation of cash flow from the operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. License revenue from the World Poker Tour series airing on TRV is recognized upon delivery of completed episodes. WPT sponsorship and host casino revenue is recognized upon airing of episodes. Any payments received in excess of WPT revenue earned are deferred and recoginized upon delivery or airing of episodes.

IMPAIRMENT OF LONG-TERM ASSETS: Currently, the Company's notes receivable from Indian Tribes are generally for the pre-construction development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also subject to certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Through April 4, 2004, no impairments have been recorded under these provisions. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and an assessment of the underlying facility and an assessment as to the liklihood of project completion. If the Company determines an impairment has occurred, the notes receivable would be written down to their estimated fair value.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

Revenues are calculated in accordance with accounting principles generally accepted in the United States of America and are presented in a manner consistent with industry practice.

THREE MONTHS ENDED APRIL 4, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 30,
2003

Revenues

Total revenues were $4.1 million for the three months ended April 4, 2004, compared to $0.6 million in the prior year period. Revenues for the current and prior year periods were primarily derived from license fees related to the WPT series. The increase in revenue is the result of a greater number of episodes delivered to the Travel Channel in the current year period compared to the prior year period.

Costs and Expenses

Total costs and expenses were $5.9 million for the three months ended April 4, 2004, compared to $3.1 million for the same period in the prior year. Selling, general and administrative expenses increased from $2.1 million for the three months ended March 30, 2003 to $3.3 million for the three months ended April 4, 2004. This increase is due to an increase in costs associated with World Poker Tour and an increase in professional fees incurred by Lakes, related to development projects. World Poker Tour production costs increased from $0.9 million for the three months ended March 30, 2003 to $2.5 million for the three months ended April 4, 2004. Production costs consist of capitalizable direct costs, production overhead and development costs for each episode and are generally expensed as revenues are recognized upon delivery and acceptance of the completed episode. However, the $0.9 million in production costs recognized in the 2003 period does not include an additional $1.0 million in production costs that were previously expensed in 2002 even though the episodes were not delivered until 2003. These previous costs were not capitalized as of December 29, 2002, because World Poker Tour did not have a contract for the sale of episodes at that time.

Other

A subsidiary of Lakes and Land Baron West, LLC are partners in a joint venture formed to develop or sell land purchased by the joint venture near San Diego, California. During the first quarter of 2004, the joint venture sold this land. Lakes' share of the proceeds related to this sale was approximately $1.7 million in cash after payment of closing costs. The sale resulted in a gain to Lakes of approximately $0.4 million which is included in the accompanying consolidated statement of earnings for the three months ended April 4, 2004.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Earnings Per Common Share and Net Earnings

For the three months ended April 4, 2004, basic and diluted losses per common share were $0.03, compared to basic and diluted losses of $0.06 per share, for the same period in the prior year. Losses for the three months ended April 4, 2004 were $0.8 million compared to losses of $1.3 million for the three months ended March 30, 2003. This decrease in losses relates primarily to an increase in net World Poker Tour income during the current year period.

Outlook

It is currently contemplated that there will be no operating revenues for 2004 from existing casino development projects. Revenue from the second season of the World Poker Tour series will be recognized along with associated production costs during 2004. The Company anticipates that most of the remaining revenues from the second season will be recognized in the second quarter of 2004. Although none of the existing casino development projects are expected to produce revenue in 2004, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses.

After the anticipated initial public offering by World Poker Tour, Lakes will continue to own a majority of World Poker Tour's equity. Therefore, World Poker Tour's operating results will continue to be consolidated with our results.

FINANCIAL CONDITION

At April 4, 2004, Lakes had $25.0 million in unrestricted cash and cash equivalents. Lakes' operating revenues have been minimal since the expiration of the management contract with the Coushatta Tribe in January 2002. In 2003, the operating revenues derived from the World Poker Tour were offset almost entirely by production costs. The Company's primary source of cash the past two years has been from the planned sale of assets. We expect that proceeds from the sale of assets will decrease in 2004. During the first quarter of 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $1.7 million.

Our management contracts with our tribal partners require that we provide financial support in the form of notes receivable prior to the beginning of construction (the 'Pre-construction Financing'). We also have commitments to provide additional financing to our tribal partners to fund the construction of the casinos ('the Construction Financing') if it is not available from other sources. These notes are interest bearing; however, the interest is deferred until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to liquidate the assets of the development. We currently believe that our existing casino development projects included in the table below will be constructed and achieve profitable operation; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial losses in the liquidation of the collateral.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


                                                       Casino Development Advances/Commitments
                                               ----------------------------------------------------
                                                                    (in millions)
                                               Pre-construction    Land Held for        Remaining
                                                   Advances        Development          Commitment
                                                 as of 4/4/04      as of 4/4/04        as of 4/4/04
                                               ----------------    -------------       ------------
    Jamul Indian Village                           $   13.0          $    6.6          $   10.4
    Shingle Springs Band of Miwok Indians              27.4               7.4               0.2
    Pokagon Band of Potawatomi Indians                 42.8                --              25.7
    Nipmuc Nation                                       5.1                --               1.0

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

Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

Our major use of cash over the past three years has been Pre-construction Financing provided to our tribal partners. At April 4, 2004, Lakes had approximately $89.9 million in notes receivable from Indian tribes. See Note 5 to the Consolidated Financial Statements.

We believe that our cash and cash equivalents, along with expected cash receipts, will be adequate to fund operating expenses and Pre-construction Financing in 2004. If the Pokagon casino project begins construction during 2004, it is anticipated that we will require additional capital through either public or private financings.

Lakes loaned $0.3 million to a former non-tribal partner in one of its Indian casino development projects. Repayment is expected to be received from this former partner's future consulting fees related to certain Indian casino development projects. At April 4, 2004, $0.3 million is outstanding under this agreement.

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

As a part of the indemnification agreement, Lakes agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Grand.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed, and except for Lakes' investments in unconsolidated affiliates (see Note 2).

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; inability to achieve financial results from the contemplated business expansion of World Poker Tour, LLC; and reliance on Lakes' management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 4, 2004, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of April 4, 2004, Lakes had $89.9 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $5.0 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in deferred interest income over the same twelve month period.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

EL DORADO COUNTY, CALIFORNIA LITIGATION

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation prepared and filed the clarification sought by the Court. Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals. Judge Connelly ruled on April 9, 2004 that he has jurisdiction to determine the adequacy of the clarification and has scheduled another hearing for May 21, 2004 to hear argument on whether the last issue has been satisfactorily resolved.

OTHER LITIGATION

Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including the matters discussed above, is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       3.1 (i) Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004)

       10.1 Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004) *

       10.2 Letter dated as of April 12, 2004 from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit
                  10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15,
                  2004)*

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

       32.2       Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

       * Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

(b)    Reports on Form 8-K

       (i) A Form 8-K, Item 5. Other Events, and Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, was filed on January 7, 2004

       (ii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on January 28, 2004

       (iii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on February 23, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 19, 2004                  LAKES ENTERTAINMENT, INC.
                                      -------------------------
                                      Registrant



                                      /s/ Lyle Berman
                                      ---------------------------------------
                                      Lyle Berman
                                      Chairman of the Board and
                                      Chief Executive Officer



                                      /s/ Timothy J. Cope
                                      ---------------------------------------
                                      Timothy J. Cope
                                      President and
                                      Chief Financial Officer