Form 10-Q
period 2004-07-04
LAKES ENTERTAINMENT INC
filed 2004-08-18
CIK 1071255

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________
                           Commission File No. 0-24993

                            LAKES ENTERTAINMENT, INC.
                            ------------------------
             (Exact name of registrant as specified in its charter)

                 Minnesota                                  41-1913991
                ----------                                ------------
      (State or other jurisdiction                      (I.R.S. Employer
     of incorporation or organization)                  Identification No.)

              130 Cheshire Lane
            Minnetonka, Minnesota                            55305
           ----------------------                         ----------
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

           Yes [ ]                                  No [X]

As of August 11, 2004, there were 22,225,884 shares of Common Stock, $0.01 par value per share, outstanding. All share and per share data for periods prior to May 3, 2004 has been retroactively restated to give effect to a two-for-one stock split (the "Stock Split") in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                    PAGE OF
                                                                                   FORM 10-Q
                                                                                   ---------
PART I.  FINANCIAL INFORMATION

         ITEM 1.   FINANCIAL STATEMENTS

                   Condensed Consolidated Balance Sheets as of                         3
                   July 4, 2004 and December 28, 2003

                   Condensed Consolidated Statements of Earnings for the               4
                   three months ended July 4, 2004 and June 29, 2003

                   Condensed Consolidated Statements of Comprehensive                  5
                   Earnings for the three months ended July 4, 2004
                   and June 29, 2003

                   Condensed Consolidated Statements of Loss for the six               6
                   months ended July 4, 2004 and June 29, 2003

                   Condensed Consolidated Statements of Comprehensive Loss             7
                   for the six months ended July 4, 2004 and June 29, 2003

                   Condensed Consolidated Statements of Cash Flows for                 8
                   the six months ended July 4, 2004 and June 29, 2003

                   Notes to Condensed Consolidated Financial Statements                9

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                  21
                   CONDITION AND RESULTS OF OPERATIONS


         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         29


         ITEM 4.   CONTROLS AND PROCEDURES                                            29

PART II. OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                                  30

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                32

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   33

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                JULY 4, 2004     DECEMBER 28, 2003
                                                                ------------     -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                      $ 19,405          $ 25,340
    Accounts receivable, net                                            323             1,038
    Deferred tax asset                                                5,385             5,385
    Prepaids                                                          2,878             2,119
    Other current assets                                                914             1,645
                                                                   --------          --------
Total Current Assets                                                 28,905            35,527
                                                                   --------          --------
Property and Equipment-Net                                            6,485             6,492
                                                                   --------          --------
Other Assets:
    Land held under contract for sale                                 4,863             4,612
    Land held for development                                        14,159            14,536
    Notes receivable                                                 88,135            84,682
    Investments                                                       7,893             8,717
    Deferred tax asset                                                7,472             6,634
    Other long-term assets                                            9,036             8,860
                                                                   --------          --------
Total Other Assets                                                  131,558           128,041
                                                                   --------          --------
TOTAL ASSETS                                                       $166,948          $170,060
                                                                   ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                               $  1,360          $  1,906
    Income taxes payable                                              7,042             7,215
    Accrued payroll and related costs                                   589               497
    Other accrued expenses                                            4,445             3,018
                                                                   --------          --------
Total Current Liabilities                                            13,436            12,636
                                                                   --------          --------
TOTAL LIABILITIES                                                    13,436            12,636
                                                                   --------          --------

COMMITMENTS AND CONTINGENCIES
Shareholders' Equity:
    Capital stock, $.01 par value; authorized 100,000 shares;
    22,226 and 21,474 common shares issued and outstanding
    at July 4, 2004, and December 28, 2003, respectively                222               215
    Additional paid-in-capital                                      136,290           132,291
    Retained Earnings                                                17,000            24,918
                                                                   --------          --------
Total Shareholders' Equity                                          153,512           157,424
                                                                   --------          --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $166,948          $170,060
                                                                   ========          ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                          (UNAUDITED)
                                                                       THREE MONTHS ENDED
                                                                       ------------------
                                                                  JULY 4, 2004      JUNE 29, 2003
                                                                  ------------      -------------
REVENUES:
    License fee income                                              $  4,718           $  2,954
                                                                    --------           --------
       Total Revenues                                                  4,718              2,954
                                                                    --------           --------

COSTS AND EXPENSES:
    Selling, general and administrative                                3,155              3,788
    Production costs                                                   2,645              1,162
    Impairment losses                                                  6,407                  -
    Reversal of litigation and claims accrual                              -             (3,212)
    Depreciation and amortization                                        150                131
                                                                    --------           --------
       Total Costs and Expenses                                       12,357              1,869
                                                                    --------           --------
LOSS FROM OPERATIONS                                                  (7,639)             1,085
                                                                    --------           --------
OTHER INCOME (EXPENSE):
    Interest income                                                       43                314
    Equity in earnings (loss) of unconsolidated affiliates               (23)               (60)
    Other                                                                  -                 (1)
                                                                    --------           --------
       Total other income, net                                            20                253
                                                                    --------           --------

Earnings (loss) before income taxes                                   (7,619)             1,338
Provision (benefit) for income taxes                                    (461)               549
                                                                    --------           --------
NET EARNINGS (LOSS)                                                ($  7,158)          $    789
                                                                    ========           ========
BASIC EARNINGS (LOSS) PER SHARE                                    ($   0.32)          $   0.04
                                                                    ========           ========

DILUTED EARNINGS (LOSS) PER SHARE                                  ($   0.32)          $   0.04
                                                                    ========           ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            22,212             21,276
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                             -                  1
                                                                    --------           --------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                                  22,212             21,277
                                                                    ========           ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS
                                 (IN THOUSANDS)

                                                                  (UNAUDITED)
                                                               THREE MONTHS ENDED
                                                               ------------------
                                                       JULY 4, 2004         JUNE 29, 2003
                                                       ------------         -------------
NET EARNINGS (LOSS)                                      ($7,158)                $789

OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
    Unrealized gains (losses) on securities                    -                    -
                                                          ------                 ----
COMPREHENSIVE EARNINGS (LOSS)                            ($7,158)                $789
                                                          ======                 ====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                 (UNAUDITED)
                                                               SIX MONTHS ENDED
                                                               ----------------

                                                       JULY 4, 2004      JUNE 29, 2003
                                                       ------------      -------------
REVENUES:
    License fee income                                    $ 8,858            $ 3,504
                                                          -------            -------
       Total Revenues                                       8,858              3,504
                                                          -------            -------
COSTS AND EXPENSES:
    Selling, general and administrative                     6,415              5,866
    Production costs                                        5,117              2,063
    Impairment losses                                       6,407                  -
    Reversal of litigation and claims accrual                   -             (3,212)
    Depreciation and amortization                             293                259
                                                          -------            -------
       Total Costs and Expenses                            18,232              4,976
                                                          -------            -------
LOSS FROM OPERATIONS                                       (9,374)            (1,472)
                                                          -------            -------
OTHER INCOME (EXPENSE):
    Interest income                                            91                551
    Equity in loss of unconsolidated affiliates               396               (147)
    Other                                                      42                158
                                                          -------            -------
       Total other income, net                                529                562
                                                          -------            -------
Loss before income taxes                                   (8,845)              (910)
Benefit for income taxes                                     (927)              (372)
                                                          -------            -------
NET LOSS                                                 ($ 7,918)          ($   538)
                                                          =======            =======
BASIC LOSS PER SHARE                                     ($  0.36)          ($  0.03)
                                                          =======            =======
DILUTED LOSS PER SHARE                                   ($  0.36)          ($  0.03)
                                                          =======            =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 21,982             21,276
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS                  -                  -
                                                          -------            -------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                       21,982             21,276
                                                          =======            =======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)

                                                                   (UNAUDITED)
                                                                SIX MONTHS ENDED
                                                        ------------------------------
                                                        JULY 4, 2004     JUNE 29, 2003
                                                        ------------     -------------
NET LOSS                                                 ($ 7,918)          ($  538)

OTHER COMPREHENSIVE EARNINGS (LOSS), NET OF TAX:
    Unrealized gains (losses) on securities                     -                 -
                                                          -------            ------
COMPREHENSIVE LOSS                                       ($ 7,918)          ($  538)
                                                          =======            ======

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       (UNAUDITED)
                                                                                     SIX MONTHS ENDED
                                                                                     ----------------
                                                                              JULY 4, 2004       JUNE 29, 2003
                                                                              ------------       -------------
OPERATING ACTIVITIES:
     Net loss                                                                  ($  7,918)         ($    538)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                                  293                259
      Unit-based compensation expense                                                270                 27
      Equity in (earnings) loss of unconsolidated affiliates                        (396)               147
      Deferred income taxes                                                         (838)             1,418
      Impairments and write-downs                                                  6,407                  -
      Changes in operating assets and liabilities:
           Accounts receivable                                                       715               (832)
           Income taxes                                                             (173)            (1,252)
           Accounts payable                                                         (546)              (130)
           Accrued expenses                                                        1,519             (2,922)
           Other                                                                     (28)              (220)
                                                                                --------           --------
Net Cash Used in Operating Activities                                               (695)            (4,043)
                                                                                --------           --------
INVESTING ACTIVITIES:
     Payments for land held under contract for sale                                 (251)              (433)
     Payments received on land held under contract for sale                            -             16,765
     Payments made for land held for development                                    (122)            (1,591)
     Advances on notes receivable                                                 (9,383)            (6,642)
     Investment in and notes receivable from unconsolidated affiliates             1,242               (495)
     Increase in restricted cash, net                                                  -              5,906
     Increase in other long-term assets                                             (176)              (225)
     Reduction of (payments for) property and equipment, net                        (286)                 6
                                                                                --------           --------
Net Cash Provided by (Used in) Investing Activities                               (8,976)            13,291
                                                                                --------           --------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                        3,736                  -
                                                                                --------           --------
Net Cash Provided by Financing Activities                                          3,736                  -
                                                                                --------           --------

Net decrease in cash and cash equivalents                                         (5,935)             9,248
Cash and cash equivalents - beginning of period                                   25,340             14,106
                                                                                --------           --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                       $ 19,405           $ 23,354
                                                                                ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Income taxes                                                              $     13           $      4
     Noncash operating activities:
      Capitalized television costs related to unit options issued to
         consultants                                                                 139                  -

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

Lakes' primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development and management agreements relating to one casino project in Michigan and two casino projects in California, with development of each subject to regulatory approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects.

Formed in March 2002 as a joint venture, World Poker Tour, LLC ("WPT"), a 78% owned subsidiary of Lakes, has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. WPT signed an agreement for a second season with the Travel Channel, LLC ("TRV"), for broadcast of the World Poker Tour series on cable television. TRV was also granted options for five additional seasons. WPT receives a series of fixed license payments from TRV.

Lakes has recently created a new division to buy, license and/or market new table game concepts for licensing to casinos. The Company is currently testing a number of new games and there may be revenue from this effort beginning during 2004. See also Note 8.

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

In March of 2003, the parties decreased the sale price of the Travelodge property from $7.5 million to $3.5 million. At that time, the contractual commitment to pay Lakes was also decreased from $7.5 million to $3.5 million, as a result of the increase in the purchase price of the Polo Plaza property discussed above. During 2003, Lakes took a $1.0 million impairment charge on the Travelodge property. If the Travelodge commitment is not repaid by December 28, 2004, ownership of the Travelodge lease rights would revert back to Lakes. If this were to occur, the property would be recorded on Lakes' balance sheet at the lower of its fair value or the adjusted basis of the investment related to the Travelodge property. Lakes has also agreed to loan to Metroflag BP up to $3.0 million related to Travelodge operating shortfalls through December 28, 2004. As of July 4, 2004 and December 28, 2003, the outstanding loan balance was $2.4 million and $2.1 million, respectively. This loan is scheduled to be repaid on December 28, 2004. If at any time the Polo Plaza property is sold and the Travelodge commitment has not been repaid, Metroflag is required to repurchase the subordinated interest for the lesser of $4.0 million or any portion of the net cash proceeds from such sale or refinancing that exceeds $60.0 million.

LAND HELD FOR DEVELOPMENT

Included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects. During the second quarter of 2004, an impairment related to the Nipmuc Nation land held for development in the amount of $0.5 million was recorded related to the Nipmuc Nation casino development project. This amount was included in the total impairment charge of $6.4 million related to the Nipmuc Nation project. This impairment occurred after the Nipmuc Nation was denied federal recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs (BIA).

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the three months ended July 4, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2003.

3.    STOCK-BASED COMPENSATION

At July 4, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

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

For WPT unit options issued to employees, deferred stock compensation for the unit options is measured at the units' fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. For WPT unit options issued to consultants, compensation expense is measured at the option's fair value. Fair value is measured when the unit options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs.

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

                                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JULY 4, 2004   JUNE 29, 2003   JULY 4, 2004    JUNE 29, 2003
                                                          ------------   -------------   ------------    -------------
Net earnings (loss):
    As reported                                             $(7,158)       $   789        $  (7,918)       $   (538)
    Add:  Unit-based compensation expense                       176             10              270              30
        included in reported net earnings
        (loss)
    Less:  Total stock-based compensation                      (537)          (423)            (987)           (817)
        expense determined under the fair
        value method, net of related tax effects

    Pro forma                                                (7,519)           376           (8,635)         (1,325)
Net earnings (loss) per share:
    As reported -- Basic                                    $ (0.32)       $  0.04        $   (0.36)       $  (0.03)
    Pro forma -- Basic                                        (0.34)          0.02            (0.41)          (0.06)
    As reported -- Diluted                                    (0.32)          0.04            (0.36)          (0.03)
    Pro forma -- Diluted                                      (0.34)          0.02            (0.41)          (0.06)

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

The Company also has signed contracts with the Nipmuc Nation of Massachusetts for development and management of a potential future gaming resort in the eastern United States; however, in June 2004, this tribe was denied federal recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs (BIA). As a result of this denial, Lakes incurred an impairment charge of approximately $6.4 million during the second quarter of 2004 related to the impairment of Lakes' investment in the Nipmuc Nation casino development project.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Notes receivable consist of the following (in thousands):

                                                                                      July 4, 2004      December 28, 2003
                                                                                      ------------      -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates
(not to exceed 10%) (5.25% at July 4, 2004), receivable in 60 monthly
installments subsequent to commencement date                                             $43,601          $41,729

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (6.25% at July 4, 2004), receivable in varying monthly installments based
on contract terms subsequent to commencement date                                         29,896           24,428

Notes from Jamul Indian Village with variable interest rates (6.25% at July 4,
2004), receivable in 60 monthly installments subsequent to commencement date              13,496           12,336

Notes from the Nipmuc Nation with variable interest rates                                      -            4,634

Other                                                                                      1,142            1,555
                                                                                         -------          -------
Total notes receivable                                                                   $88,135          $84,682
                                                                                         =======          =======

Interest income on notes receivable from Indian Tribes related to properties under development is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of July 4, 2004 and December 28, 2003, $17.4 million and $15.2 million of interest on notes related to properties under development has been deferred.

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

During the second quarter of 2004, an impairment related to the Nipmuc Nation notes receivable in the amount of $5.9 million was recorded related to the Nipmuc Nation casino development project. This amount was included in the total impairment charge of $6.4 million related to the Nipmuc Nation project. This impairment occurred after the Nipmuc Nation was denied federal recognition as an Indian Tribe and sovereign government within the meaning of federal law by the BIA.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.    INCOME TAXES

The Company is currently under examination in various states for income and franchise tax matters. The Internal Revenue Service has completed a field exam of the Company's tax returns for the years ended December 30, 2001 and December 31, 2000. The Company has recorded a reserve assessment related to these examinations and other tax matters. The reserve is reflected as part of income taxes payable on the accompanying consolidated balance sheets.

7.    COMMITMENTS AND CONTINGENCIES:

LEASES

The Company leases certain property and equipment, including an airplane, under a non-cancelable operating lease. The airplane lease expired May 1, 2003 and was renewed for a one-year period. The lease provides for one additional one-year renewal term, which began May 1, 2004. Approximate future minimum lease payments, due under this lease as of July 4, 2004, are as follows (in thousands):

                        Operating Leases
                        ----------------
2004                         $300
2005                          200
                             ----
                             $500
                             ====

PURCHASE OPTIONS

The Company has the right to purchase the airplane it leases during the renewal terms for approximately $8 million.

INDEMNIFICATION AGREEMENT

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. There is currently no known liability related to this indemnification.

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

The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (Caltrans) prepared and filed the clarification sought by the Court. Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals.

A ruling with respect to the casino development planned by the Shingle Springs Rancheria was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicates that the addendum previously provided to the court by Caltrans did not provide a quantitative showing to satisfy the court's earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by Caltrans does qualitatively show that the project may comply with the state standard, but concluded that is insufficient. Rather the court is requiring a quantitative analysis and the court recognizes that the methodology for that analysis "is not readily apparent". In addition, the ruling specifically states, "Moreover such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. Caltrans) have approval authority." Caltrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting our revised submission to the court. Opposition to that revised submission has been filed, and a hearing on the revised submission is scheduled on August 20, 2004.

GRAND CASINOS, INC. LITIGATION

In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand, the Company and Grand entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand and certain affiliated companies. On August 13, 2004, an arbitrator awarded to the Company partial summary judgment on certain of the Company's claims against Grand under the tax sharing agreement. The dollar amount that will be awarded to the Company on these claims has not been determined, certain other claims by the Company under the agreement have not been decided, and no hearing date has been set to determine such dollar amount or decide such claims.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8.    RELATED PARTY TRANSACTIONS

Lakes has entered into a license agreement with Sklansky Games, LLC ("Sklansky) pursuant to which Lakes is developing a World Poker Tour No Limit Texas Hold `Em casino table game that uses certain of Sklansky's intellectual property rights. Lakes had also entered into a license agreement with WPT pursuant to which Lakes has obtained a license to utilize the World Poker Tour name and logo in connection with the development of this casino table game. Under the terms of this agreement, if Lakes elects to proceed with its development of the casino table game, Lakes will be required to pay WPT a specified minimum annual royalty payment of 10% of the gross revenue Lakes receives from its sale or lease of the game, whichever is greater. In addition to our indirect majority ownership in World Poker Tour, LLC through one of our wholly owned subsidiaries, Lyle Berman and his son, Brad Berman, own 28% and 44% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman and Chief Executive Officer of WPT, and Brad Berman is a member of WPT's Board of Directors.

Effective as of February 24, 2004, WPT entered into a non-exclusive license agreement with G-III Apparel Group, Ltd. ("G-III"). Morris Goldfarb, a Lakes director, is a director, Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPT in connection with G-III's production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPT.

Lakes provides general and administrative services to WPT that include accounting, finance and treasury, tax, human resources/personnel, employee benefits, retail, systems support and marketing support. As reimbursement of compensation for these services, Lakes bills WPT an amount equal to the gross wages of the Lakes employees that provide services to WPT based upon the actual time incurred on WPT matters.

Effective as of March 4, 2002, Lakes Poker Tour, LLC, a wholly-owned subsidiary of Lakes, entered into a loan agreement with WPT pursuant to which WPT is allowed to borrow up to $4.0 million. The related promissory note of WPT accrues interest at an annual rate of 6.2% and matures in full on March 4, 2005. Lakes may terminate the loan agreement at any time and upon such termination, all amounts advanced and accrued are due one year after the termination. WPT has granted Lakes a security interest in all of WPT's assets to secure the loan. As of July 4, 2004, there was a remaining balance of $0.2 million in principal and interest under the promissory note.

9.    SEGMENT INFORMATION

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                         Industry Segments
                                                         -----------------
                                     Real Estate     World Poker    Corporate &        Total
                                     Development         Tour       Eliminations    Consolidated
                                     -----------         ----       ------------    ------------
   Total Assets as of
   July 4, 2004                       $  138.0         $  2.5        $  26.4         $  166.9

   Total Assets as of
   December 28, 2003                     126.1            2.5           41.5            170.1

   For the Three Months
   Ended/as of July 4, 2004
   Revenue                            $      -         $  4.7        $     -         $    4.7
   Net earnings (loss)                    (6.4)           0.9           (1.7)            (7.2)
   Depreciation expense                      -              -            0.2              0.2

   For the Three Months
   Ended/as of June 29, 2003
   Revenue                            $      -         $  3.0        $     -         $    3.0
   Net earnings (loss)                    (0.7)           1.3            0.2              0.8
   Depreciation expense                      -              -            0.1              0.1

10.   STOCK SPLIT

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

11.   SUBSEQUENT EVENTS

In connection with the initial public offering of WPT Enterprises, Inc. (WPTE), World Poker Tour, LLC converted from a Delaware limited liability company into a Delaware corporation named "WPT Enterprises, Inc." on July 28, 2004. As a part of the conversion, each of World Poker Tour, LLC's limited liability company units was converted into 160 shares of common stock. Restricted units and unit options were converted using the same ratio.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

WPTE adopted a 2004 Stock Incentive Plan that is authorized to grant stock-based awards to purchase up to 3,120,000 shares of WPTE common stock, including options to purchase up to 1,120,000 shares of WPTE common stock issued to WPTE employees and consultants that were outstanding under World Poker Tour, LLC's 2002 Plan at the time of the conversion.

On August 9, 2004, the Securities and Exchange Commission declared effective a registration statement of WPTE that registered the offer and sale of up to 4,000,000 shares of WPTE common stock, at $8.00 per share, in WPTE's initial public offering and an additional 600,000 shares of WPTE common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. WPTE's common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which WPTE sold 4,000,000 shares of common stock, occurred on August 13, 2004, with WPTE receiving proceeds of approximately $28.5 million, net of estimated offering expenses and underwriting discounts. The underwriters in the offering have an over-allotment option to purchase an additional 600,000 shares of WPTE common stock that expires on September 23, 2004. It is expected that proceeds from the offering will be used to expand WPTE's entertainment production business and for its working capital. There were no selling shareholders participating in the offering. Lakes did not recognize a gain on this transaction.

Following is summarized pro forma balance sheet data as of July 4, 2004. This data has been adjusted to reflect the offering at the initial public offering price of $8.00 per share of common stock.

                                                           July 4, 2004
                                December 28, 2003      Actual       Pro Forma
                                -----------------      ------       ---------
Current Assets                      $ 35,527          $ 28,905      $ 57,405
Total Assets                         170,060           166,948       195,448
Current Liabilities                   12,636            13,436        13,436
Minority Interest                         --                --         9,662
Capital Stock                            215               222           222
Additional Paid-in Capital           132,291           136,290       155,128
Retained Earnings                     24,918            17,000        17,000

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

WPT Enterprises, Inc., (formerly known as World Poker Tour, LLC) a majority-owned subsidiary of Lakes ("WPT"), has created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and has produced the World Poker Tour television series. WPT signed an agreement for a second season with the Travel Channel, LLC ("TRV") for broadcast of the World Poker Tour series on cable television which is currently airing in reruns. TRV was also granted options for five additional seasons and TRV has exercised its option for the first of these five seasons, which is currently in production. WPT receives a series of fixed license payments from TRV.

On August 9, 2004, the Securities and Exchange Commission declared effective a registration statement of WPT that registered the offer and sale of up to 4,000,000 shares of WPT common stock, at $8.00 per share, in WPT's initial public offering and an additional 600,000 shares of WPT common stock that may be sold if the underwriters involved in the offering exercise their over-allotment option. WPT's common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. The initial closing of the offering, at which WPT sold 4,000,000 shares of common stock, occurred on August 13, 2004, with WPT receiving proceeds of approximately $28.5 million, net of estimated offering expenses and underwriting discounts. The underwriters' over-allotment option expires on September 23, 2004. It is expected that proceeds from the offering will be used to expand WPT's entertainment production business and for its working capital. There were no selling shareholders participating in the offering. Lakes did not recognize a gain on this transaction and the proceeds will be reflected as a minority interest.

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

REVENUE RECOGNITION: Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts. Currently all of the Indian-owned casino projects that Lakes is involved with are in development stages and are not yet open. Therefore, until a project is open and operating, Lakes will not recognize revenue related to Indian casino management. Interest income on notes receivable for Indian tribes related to casino development projects is deferred because realizability of the interest is contingent upon the completion and generation of cash flow from the operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. License revenue from the World Poker Tour series airing on TRV is recognized upon delivery of completed episodes. WPT sponsorship and host casino revenue is recognized upon airing of episodes. Any payments received in excess of WPT revenue earned are deferred and recognized upon delivery or airing of episodes.

IMPAIRMENT OF LONG-TERM ASSETS: Currently, the Company's notes receivable from Indian Tribes are generally for the pre-construction development of gaming properties to be managed by the Company. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also subject to certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes. Management periodically evaluates the recoverability of such notes receivable based on the current and projected operating results of the underlying facility and an assessment of the underlying facility and an assessment as to the likelihood of project completion. If the Company determines an impairment has occurred, the notes receivable would be written down to their estimated fair value. During the second quarter of 2004, an impairment related to the Nipmuc Nation notes receivable in the amount of $5.9 million was recorded under these provisions. This impairment occurred after the Nipmuc Nation was denied federal recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs (BIA).

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

During June 2004, the Company recognized an impairment loss of approximately $0.5 million on land held for development related to the Nipmuc Nation project. This amount was included in the total impairment charge of $6.4 million related to the Nipmuc Nation project.

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

SIX MONTHS ENDED JULY 4, 2004 COMPARED TO THE SIX MONTHS ENDED JUNE 29, 2003

Revenues

Total revenues were $8.9 million for the six months ended July 4, 2004 compared to $3.5 million for the same period in the prior year. Revenues for the current and prior year periods were derived primarily from license fees related to the WPT series. The increase in revenue is primarily due to an increase in license fees related to season two episodes delivered to TRV during 2004, compared to license fees related to season one episodes delivered to TRV during 2003. Also contributing to the increase was revenue of approximately $0.9 million related to WPT-related licensing, sponsorship and merchandise included in total revenue for the six months ended July 4, 2004. In April 2004, TRV exercised its option to broadcast the first of a possible five additional seasons. WPT receives fixed license payments from TRV subject to satisfaction of production milestones and other conditions.

Costs and Expenses

Total costs and expenses were $18.2 million and $5.0 million for the six months ended July 4, 2004 and June 29, 2003, respectively. Included in 2004 costs and expenses is an impairment charge of approximately $6.4 million related to the write-off of Lakes' investment in the Nipmuc Nation casino development project. This impairment charge was the result of the Nipmuc Nation being denied recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs. During the six months ended June 29, 2003, costs and expenses were reduced by a reversal of unused litigation accrual of $3.2 million under the Company's prior agreement to indemnify Grand Casinos, Inc. in connection with the Stratosphere litigation matters.

Selling, general and administrative expenses increased from $5.9 million for the six months ended June 29, 2003 to $6.4 million for the six months ended July 4, 2004. This increase is primarily due to an increase in overhead costs associated with the WPT which was partially offset by a decrease in professional fees incurred during the 2004 period. WPT production costs increased from $2.1 million for the six months ended June 29, 2003 to $5.1 million for the six months ended July 4, 2004. In the current year period, WPT production costs and related episode revenues were recognized in the period the relative episode was delivered to TRV.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

However, because WPT did not have an executed agreement in 2002, when a portion of production costs related to the WPT episodes delivered during the six months ended June 29, 2003 were incurred, such costs were expensed in 2002 rather than being capitalized. The increase was also due to a greater number of episodes being delivered to TRV during the 2004 period compared to the 2003 period.

Other

Interest income was $0.1 million for the six months ended July 4, 2004 compared to $0.6 million for the same period in the prior year. This decrease is primarily due to a decrease in interest earned on amounts owed to Lakes by Metroflag related to the properties sold to Metroflag by Lakes in Las Vegas, Nevada.

Losses Per Common Share and Net Losses

For the six months ended July 4, 2004, basic and diluted losses per common share were $0.36, compared to basic and diluted losses of $0.03 per common share, for the same period in the prior year. Losses for the period ended July 4, 2004 were $7.9 million compared to $0.5 million for the six months ended June 29, 2003. This increase in losses is primarily due to the impairment charge of $6.4 million taken in the current year period discussed above.

THREE MONTHS ENDED JULY 4, 2004 COMPARED TO THE THREE MONTHS ENDED JUNE 29, 2003

Revenues

Total revenues were $4.7 million for the three months ended July 4, 2004, compared to $3.0 million in the prior year period. Revenues for the current and prior year periods were primarily derived from license fees related to the WPT series. The increase in revenue is primarily due to an increase in license fees related to season two episodes delivered to TRV during the second quarter of 2004, compared to license fees related to season one episodes delivered to TRV during the second quarter of 2003. Also contributing to the increase was revenue of approximately $0.5 million related to WPT-related licensing, sponsorship and merchandise included in total revenue for the three months ended July 4, 2004.

Costs and Expenses

Total costs and expenses were $12.4 million and $1.9 million for the three months ended July 4, 2004 and June 29, 2003, respectively. Included in second quarter 2004 costs and expenses is an impairment charge of approximately $6.4 million related to the write-off of Lakes' investment in the Nipmuc Nation casino development project. This impairment charge was the result of the Nipmuc Nation being denied recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs. During the three months ended June 29, 2003, costs and expenses were reduced by a reversal of unused litigation accrual of $3.2 million under the Company's prior agreement to indemnify Grand Casinos, Inc. in connection with the Stratosphere litigation matters.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses decreased from $3.8 million for the three months ended June 29, 2003 to $3.2 million for the three months ended July 4, 2004. This decrease is primarily due to a decrease in professional fees incurred during the 2003 period associated with the sale of property in Las Vegas, Nevada. WPT production costs increased from $1.2 million for the three months ended June 29, 2003 to $2.6 million for the three months ended July 4, 2004. In the current year period, WPT production costs and related episode revenues were recognized in the period the relative episode was delivered to TRV. However, because the TRV agreement was not executed until March 2003, and a portion of production costs related to the WPT episodes delivered during the three months ended June 29, 2003 were incurred before the execution of the agreement, such costs were expensed prior to that three-month period rather than being capitalized. This factor reduced production costs recognized during the three months ended June 29, 2003.

Earnings Per Common Share and Net Earnings

For the three months ended July 4, 2004, basic and diluted losses per common share were $0.32, compared to basic and diluted earnings of $0.04 per share, for the same period in the prior year. Losses for the three months ended July 4, 2004 were $7.2 million compared to earnings of $0.8 million for the three months ended June 29, 2003. This increase in losses relates primarily to the impairment charge of $6.4 million related to the Nipmuc Nation taken during the three months ended July 4, 2004.

Outlook

It is currently contemplated that there will be no operating revenues for 2004 from existing casino development projects. WPT expects to recognize the remaining $2.0 million in revenue from the second season of the World Poker Tour series, along with associated production costs during the third and fourth quarters of 2004. WPT currently anticipates generating revenues of approximately $10.8 million from Season Three license fees under the Travel Channel agreement, depending on the number of episodes that ultimately comprise that season. WPT is expected to recognize approximately $3.1 million of this revenue during the third and fourth quarters of fiscal 2004, with the rest being recognized in fiscal 2005.

Subsequent to the initial public offering of WPT, Lakes continues to own a majority of WPT's equity. Therefore, WPT's operating results will continue to be consolidated with our results.

In addition to the WPT business, Lakes continues to evaluate potential new revenue-generating business opportunities. Lakes continues to closely monitor its operating expenses.

FINANCIAL CONDITION

At July 4, 2004, Lakes had $19.4 million in unrestricted cash and cash equivalents. Lakes' operating revenues from casino operations have been minimal since the expiration of the management contract with the Coushatta Tribe in January 2002. In 2003, the operating revenues derived from WPT were offset almost entirely by production costs. In the first six months of 2004, operating revenues from WPT operations were $8.9 million, and WPT's net income was approximately $1.7 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

In August 2004, WPT raised approximately $28.5 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPT's cash resources are expected to be used for WPT's business and will not be available for the Company's casino operations or other non-WPT businesses. The Company's primary source of cash for its casino operations during the past two years has been from the planned sale of assets. We expect that proceeds from the sale of assets will decrease in 2004. During the first quarter of 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $1.7 million.

Our management contracts with our tribal partners require that we provide financial support in the form of notes receivable prior to the beginning of construction (the `Pre-construction Financing'). We also have commitments to provide additional financing to our tribal partners to fund the construction of the casinos (`the Construction Financing') if it is not available from other sources. These notes are interest bearing; however, the interest is deferred until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. We currently believe that our existing casino development projects included in the table below will be constructed and achieve profitable operation; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its pre-construction advances and any land held for development.

                                            Casino Development Advances/Commitments
                                            ---------------------------------------
                                                           (in millions)

                                          Pre-construction    Land Held for     Remaining
                                              Advances         Development     Commitment
                                            as of 7/4/04       as of 7/4/04   as of 7/4/04
                                          -----------------   -------------   ------------
Jamul Indian Village                            $13.5           $ 6.6            $ 9.9
Shingle Springs Band of Miwok Indians            29.9             7.4              2.7
Pokagon Band of Potawatomi Indians               43.6               -             24.9

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Our major use of cash over the past three years has been Pre-construction Financing provided to our tribal partners. At July 4, 2004, Lakes had approximately $88.1 million in notes receivable from Indian tribes. See Note 5 to the Consolidated Financial Statements.

We believe that our cash and cash equivalents, along with expected cash receipts, will be adequate to fund operating expenses and Pre-construction Financing in 2004. If the Pokagon casino project begins construction, it is anticipated that we will require additional capital through either public or private financings.

Lakes loaned $0.3 million to a former non-tribal partner in one of its Indian casino development projects. Repayment is expected to be received from this former partner's future consulting fees related to certain Indian casino development projects. At July 4, 2004, $0.3 million is outstanding under this agreement.

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. There is currently no known liability related to this obligation.

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

These risks and uncertainties include, but are not limited to, those relating to possible delays in completion of Lakes' casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; continued indemnification obligations to Grand Casinos; highly competitive industries; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; inability to achieve financial results from the contemplated business expansion of WPT; WPT's relatively short operating history; reliance on the agreement with TRV for most of our consolidated revenues; possible inability of WPT's programming to maintain a sufficient audience and exposure to adverse trends in the television production business generally; possible increases in production expenses, compared to fixed license revenues for related episodes; risk of inability to protect WPT's proprietary rights or preserve the value of WPT's brands; dependence on WPT's relationships with member casinos and strategic partners; and reliance on Lakes' and WPT's management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

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

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 4, 2004, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company has in the past and may in the future obtain marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities would not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of July 4, 2004, Lakes had $88.1 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $5.1 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in deferred interest income over the same twelve month period.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

EL DORADO COUNTY, CALIFORNIA LITIGATION

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (Caltrans) prepared and filed the clarification sought by the Court. Prior to the Court's determination of the adequacy of the clarification, El Dorado County appealed Judge Connelly's ruling to the California Court of Appeals.

A ruling with respect to the casino development planned by the Shingle Springs Rancheria was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicates that the addendum previously provided to the court by Caltrans did not provide a quantitative showing to satisfy the court's earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by Caltrans does qualitatively show that the project may comply with the state standard, but concluded that is insufficient. Rather the court is requiring a quantitative analysis and the court recognizes that the methodology for that analysis "is not readily apparent". In addition, the ruling specifically states, "Moreover such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. Caltrans) have approval authority." Caltrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting our revised submission to the court. Opposition to that revised submission has been filed, and a hearing on the revised submission is scheduled on August 20, 2004.

GRAND CASINOS, INC. LITIGATION

In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand, the Company and Grand entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand and certain affiliated companies. On August 13, 2004, an arbitrator awarded to the Company partial summary judgment on certain of the Company's claims against Grand under the tax sharing agreement. The dollar amount that will be awarded to the Company on these claims has not been determined, certain other claims by the Company under the agreement have not been decided, and no hearing date has been set to determine such dollar amount or decide such claims.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on June 11, 2004.

(b) At the Annual Meeting:

      (1) All nominees for directors as listed in the proxy statement were elected with the following vote:

                     Affirmative Votes     Authority Withheld
                     -----------------     ------------------
Lyle Berman               9,421,862           1,371,751
Timothy J. Cope           9,421,373           1,372,240
Morris Goldfarb          10,642,051             151,562
Ronald Kramer            10,641,452             152,161
Ray Moberg               10,641,473             152,140
Neil I. Sell              9,282,334           1,511,279

      (2) The proposal to approve the proposed amendments to the Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan was approved, with the following vote:

Affirmative Votes       Negative Votes       Abstentions       Broker Non-Votes
-----------------       --------------       -----------       ----------------
   7,118,235               206,114             10,797              3,458,467

      (3) The proposal to approve the proposed amendments to the Lakes Entertainment, Inc. 1998 Director Stock Option Plan was approved, with the following vote:

Affirmative Votes       Negative Votes       Abstentions       Broker Non-Votes
-----------------       --------------       -----------       ----------------
    5,915,338              1,408,921            10,887             3,458,467

      (4) The appointment of Deloitte & Touche, LLP as independent auditors of the Company was ratified with the following vote:

Affirmative Votes         Negative Votes            Abstentions
-----------------         --------------            -----------
  10,619,462                164,128                 10,023

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

      32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      (i) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on April 7, 2004

      (ii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on April 16, 2004

      (iii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on April 19, 2004

      (iv) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on April 26, 2004

      (v) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on April 28, 2004

      (vi) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on May 4, 2004

      (vii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, was filed on May 5, 2004

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

(b)   Reports on Form 8-K (continued)

      (viii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on May 17, 2004

      (ix) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on May 18, 2004

      (x) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 12. Results of Operations and Financial Condition, was filed on May 19, 2004

      (xi) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on June 14, 2004

      (xii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on June 15, 2004

      (xiii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on June 22, 2004

      (xiv) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on June 24, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  August 18, 2004                        LAKES ENTERTAINMENT, INC.
                                               -------------------------
                                               Registrant

                                               / s/ Lyle Berman
                                               ---------------------------------
                                               Lyle Berman
                                               Chairman of the Board and
                                               Chief Executive Officer

                                               /s/ Timothy J. Cope
                                               ---------------------------------
                                               Timothy J. Cope
                                               President and
                                               Chief Financial Officer