Form 10-Q
period 2004-10-03
LAKES ENTERTAINMENT INC
filed 2004-11-17
CIK 1071255

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

For the quarterly period ended October 3, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

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

                Yes [ ]                          No [X]

As of November 10, 2004, there were 22,250,634 shares of Common Stock, $0.01 par value per share, outstanding. All share and per share data for periods prior to May 3, 2004 has been retroactively restated to give effect to a two-for-one stock split (the "Stock Split") in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                      INDEX

                                                                                  PAGE OF
                                                                                 FORM 10-Q
                                                                                 ---------
PART I.   FINANCIAL INFORMATION

          ITEM 1. FINANCIAL STATEMENTS

                  Condensed Consolidated Balance Sheets as of                         3
                  October 3, 2004 and December 28, 2003

                  Condensed Consolidated Statements of Loss for the                   4
                  three months ended October 3, 2004 and September 28, 2003

                  Condensed Consolidated Statements of Loss for the nine              5
                  months ended October 3, 2004 and September 28, 2003

                  Condensed Consolidated Statements of Cash Flows for
                  the 8 nine months ended October 3, 2004 and September
                  28, 2003                                                            6

                  Notes to Condensed Consolidated Financial Statements                7

          ITEM 2. MANAGEMENT'S DISCUSSION AND                                        24
                  ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

          ITEM 3. QUANTITATIVE AND QUALITATIVE                                       37
                  DISCLOSURES ABOUT MARKET RISK

          ITEM 4. CONTROLS AND PROCEDURES                                            37

PART II.  OTHER INFORMATION

          ITEM 1. LEGAL PROCEEDINGS                                                  38

          ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                   41

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                                      (unaudited)
                                                                                           OCTOBER 3, 2004  DECEMBER 28, 2003
                                                                                           ---------------  -----------------
ASSETS
Current Assets:
    Cash and cash equivalents                                                                $ 41,355           $ 25,340
     (balance includes $27.6 million and $0 of WPT Enterprises, Inc. cash)
    Short-term investments
                                                                                                7,188                  -
     (balance includes $6 million and $0 of WPT Enterprises, Inc. short-term investments)
    Accounts receivable, net                                                                      582              1,038
    Deferred tax asset                                                                          1,504              5,385
    Prepaids                                                                                    1,832              2,119
    Other current assets                                                                        1,165              1,645
                                                                                             --------           --------
Total Current Assets                                                                           53,626             35,527
                                                                                             --------           --------
Property and Equipment-Net                                                                      6,641              6,492
                                                                                             --------           --------
Other Assets:
    Land held under contract for sale
                                                                                                4,939              4,612
    Land held for development                                                                  14,195             14,536
    Notes receivable                                                                           90,939             84,682
    Investments                                                                                 7,937              8,717
    Deferred tax asset                                                                         12,024              6,634
    Other long-term assets                                                                      9,393              8,860
                                                                                             --------           --------
Total Other Assets                                                                            139,427            128,041
                                                                                             --------           --------
TOTAL ASSETS                                                                                 $199,694           $170,060
                                                                                             ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

    Accounts payable                                                                         $  1,428           $  1,906
    Income taxes payable                                                                        6,426              7,215
    Accrued payroll and related costs                                                             573                497
    Deferred revenue                                                                            4,067                505
    Other accrued expenses                                                                      2,504              2,513
                                                                                             --------           --------
Total Current Liabilities                                                                      14,998             12,636
                                                                                             --------           --------
TOTAL LIABILITIES                                                                              14,998             12,636
                                                                                             --------           --------

COMMITMENTS AND CONTINGENCIES

Minority interest                                                                              11,156                  -

Common shares issued by subsidiary subject to repurchase                                          608                  -

Shareholders' Equity:
    Capital stock, $.01 par value; authorized 200,000 shares; 22,247 and 21,474 common shares issued and outstanding at October 3, 2004, and December 28, 2003, respectively

                                                                                                  235                215
    Additional paid-in-capital
                                                                                              157,415            132,291
    Retained earnings                                                                          15,282             24,918
                                                                                             --------           --------
Total Shareholders' Equity                                                                    172,932            157,424
                                                                                             --------           --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $199,694           $170,060
                                                                                             ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                              (unaudited)
                                                           THREE MONTHS ENDED
                                                           ------------------
                                                   OCTOBER 3, 2004  SEPTEMBER 28, 2003
                                                   ---------------  ------------------
REVENUES:
     License fee income                              $  2,974           $    377
                                                     --------           --------
         Total Revenues                                 2,974                377
                                                     --------           --------

COSTS AND EXPENSES:
     Selling, general and administrative                3,710              2,224
     Production costs                                   1,942                280
     Depreciation and amortization                        163                135
                                                     --------           --------
         Total Costs and Expenses                       5,815              2,639
                                                     --------           --------
LOSS FROM OPERATIONS                                   (2,841)            (2,262)
                                                     --------           --------

OTHER INCOME (EXPENSE):
     Interest income                                      104                 98
     Equity in loss of unconsolidated affiliates          (30)               (50)
     Other
                                                            1                  -
                                                     --------           --------
         Total other income, net                           75                 48
                                                     --------           --------
Loss before income taxes                               (2,766)            (2,214)
Benefit for income taxes                               (1,101)              (912)
                                                     --------           --------
Loss before minority interest                          (1,665)            (1,302)
Minority interest                                         (53)                 -
                                                     --------           --------
NET LOSS                                             ($ 1,718)          ($ 1,302)
                                                     ========           ========
BASIC LOSS PER SHARE                                 ($  0.08)          ($  0.06)
                                                     ========           ========
DILUTED LOSS PER SHARE                               ($  0.08)          ($  0.06)
                                                     ========           ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             22,232             21,278
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS              -                  -
                                                     --------           --------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                   22,232             21,278
                                                     ========           ========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED STATEMENTS OF LOSS
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                              (unaudited)
                                                           NINE MONTHS ENDED
                                                           -----------------
                                                  OCTOBER 3, 2004  SEPTEMBER 28, 2003
                                                  ---------------  ------------------
REVENUES:
     License fee income                              $ 11,832         $  3,881
                                                     --------         --------
         Total Revenues                                11,832            3,881
                                                     --------         --------
COSTS AND EXPENSES:
     Selling, general and administrative               10,125            8,063
     Production costs                                   7,059            2,370
     Impairment losses                                  6,407                -
     Reversal of litigation and claims accrual              -           (3,212)
     Depreciation and amortization                        456              394
                                                     --------         --------
         Total Costs and Expenses                      24,047            7,615
                                                     --------         --------
LOSS FROM OPERATIONS                                  (12,215)          (3,734)
                                                     --------         --------
OTHER INCOME (EXPENSE):

     Interest income                                      195              649
     Equity in earnings (loss) of unconsolidated          366             (197)
     affiliates

     Other                                                 43
                                                                           158
                                                     --------         --------
         Total other income, net                          604              610
                                                     --------         --------
Loss before income taxes                              (11,611)          (3,124)
Benefit for income taxes                               (2,028)          (1,284)
                                                     --------         --------
Loss before minority interest                          (9,583)          (1,840)
Minority interest                                         (53)               -
                                                     --------         --------
NET LOSS                                             ($ 9,636)        ($ 1,840)
                                                     ========         ========
BASIC LOSS PER SHARE                                 ($  0.44)        ($  0.09)
                                                     ========         ========
DILUTED LOSS PER SHARE                               ($  0.44)        ($  0.09)
                                                     ========         ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             22,063           21,278
DILUTIVE EFFECT OF STOCK COMPENSATION PROGRAMS              -                -
                                                     --------         --------
WEIGHTED AVERAGE COMMON AND DILUTED
  SHARES OUTSTANDING                                   22,063           21,278
                                                     ========         ========

The accompanying notes are an integral part of these condensed consolidated financial statements.
                                        5

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                   (UNAUDITED)
                                                                                NINE MONTHS ENDED
                                                                                -----------------
                                                                        OCTOBER 3, 2004  SEPTEMBER 28, 2003
                                                                        ---------------  ------------------
OPERATING ACTIVITIES:
     Net loss                                                              ($ 9,636)        ($ 1,840)
     Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                             456              394
      Unit-based compensation expense                                           545               45
      Equity in (earnings) loss of unconsolidated affiliates                   (366)             197
      Deferred income taxes                                                  (1,509)               -
      Minority interest                                                          53                -
      Impairments                                                             6,407                -
      Changes in operating assets and liabilities:
           Accounts receivable                                                  456             (494)
           Income taxes                                                        (789)            (782)
           Accounts payable                                                    (478)             (48)
           Deferred revenue                                                   3,562              (55)
           Accrued expenses                                                      67           (2,763)
           Other                                                                767             (459)
                                                                           --------         --------
Net Cash Used in Operating Activities                                          (465)          (5,805)
                                                                           --------         --------
INVESTING ACTIVITIES:
     Purchases of short-term investments                                     (8,188)               -
     Sales and maturities of short-term investments                           1,000                -
     Payments for land held under contract for sale                            (327)            (629)
     Payments received on land held under contract for sale                       -           16,766
     Payments received (made) for land held for development                    (158)          13,416
     Advances on notes receivable                                           (12,200)         (12,382)
     Proceeds from repayment of notes receivable                                  -            1,000
     Investment in and notes receivable from unconsolidated affiliates        1,181             (704)
     Decrease in restricted cash                                                  -            5,907
     Increase in other long-term assets                                        (533)            (370)
     Payments for property and equipment, net                                  (605)             (30)
                                                                           --------         --------
Net Cash Provided by (Used in) Investing Activities                         (19,830)          22,974
                                                                           --------         --------
FINANCING ACTIVITIES:
     Proceeds from issuance of common stock                                   3,905               17
     Net proceeds from issuance of common stock by subsidiary                32,405                -
                                                                           --------         --------
Net Cash Provided by Financing Activities                                    36,310               17
                                                                           --------         --------

Net increase in cash and cash equivalents                                    16,015           17,186
Cash and cash equivalents - beginning of period                              25,340           14,106
                                                                           --------         --------
CASH AND CASH EQUIVALENTS - END OF PERIOD                                  $ 41,355         $ 31,292
                                                                           ========         ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the period for:
      Interest                                                             $      -         $     74
      Income taxes                                                              165                9
     Noncash operating activities:
      Capitalized television costs related to unit options issued to consultants
                                                                                202                -

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

Lakes' primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities. Lakes provides experienced corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes' business strategy, Lakes has entered into development and management agreements relating to one casino project in Michigan and two casino projects in California, with development of each subject to regulatory approvals. Lakes has also explored, and will continue to explore, numerous other possible development projects.

Formed in March 2002 as a joint venture, World Poker Tour, LLC, a majority owned subsidiary of Lakes, created a circuit of previously-established poker tournaments affiliated under the "World Poker Tour" name, and produced the World Poker Tour television series. During August of 2004, WPT Enterprises, Inc.
(WPTE) became a separate public company as a result of the completion of an initial public offering. Lakes remains a majority shareholder of WPTE, owning approximately 64% of the outstanding common stock. As a result, Lakes' consolidated results continue to include WPTE operations. WPTE has an agreement for a third season with the Travel Channel, LLC ("TRV"), for broadcast of the World Poker Tour series on cable television. TRV also has options for four additional seasons. WPTE receives a series of fixed license payments from TRV.

Lakes has recently created a new division to buy, license and/or market new table game concepts for licensing to casinos. The Company is currently testing and marketing a number of new games. See also Note 9.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

REVENUE RECOGNITION

License fee income includes the following sources of WPTE revenue.

DOMESTIC TELEVISION: Revenue from the distribution of the World Poker Tour domestic television series to TRV is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position ("SOP") No. 00-2, Accounting by Producers or Distributors of Films:

-     Persuasive evidence of an arrangement exists

- The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery

- The license period has begun and the customer can begin its exploitation, exhibition or sale

-     The seller's price to the buyer is fixed and determinable

-     Collectibility is reasonably assured

Revenue is recognized upon receipt and acceptance of completed episodes by TRV in accordance with the terms of the contract.

INTERNATIONAL TELEVISION: Revenue for international distribution of the television series is recognized as earned under the criteria of SOP 00-2, which is noted above. WPTE presents international distribution license fee revenues net of the distributor's fees, as the distributor is the primary obligator in the transaction with the ultimate customer.

PRODUCT LICENSING: Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

HOST FEES: Host fee revenues paid by host casinos are recognized as episodes are aired.

SPONSORSHIP: Sponsorship revenues are recognized as episodes are aired.

DEFERRED REVENUE

Licensing advances and guaranteed payments collected, but not yet earned by WPTE, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: Domestic Television, Product Licensing and Host Fees. Deferred revenue represents advanced payments received from TRV and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site. Deferred revenue was $4.1 million and $0.5 million at October 3, 2004 and December 28, 2003, respectively. Deferred revenue at October 3, 2004 included $3.2 million from domestic television, $0.6 million from product licensing and $0.3 million from host fees. The $0.5 million balance at December 28, 2003 related to host fees.

MINORITY INTEREST

As of October 3, 2004, the $11.2 million minority interest balance on the accompanying balance sheet represents a 36% outside ownership interest in WPTE.

COMMON SHARES SUBJECT TO REPURCHASE

WPTE violated certain securities laws in connection with its initial public offering by sending out written e-mail communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the e-mail communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that are subject to such repurchase rights, and these shares are classified as common shares subject to repurchase.

It is possible that indirect recipients of the written e-mail communications would assert that they have shares subject to repurchase rights with respect to shares purchased in the offering. WPTE believes that the repurchase rights do not extend to indirect recipients and would contest any such assertion vigorously; therefore, no such shares have been recorded in the common shares subject to repurchase.

LAND HELD UNDER CONTRACT FOR SALE

On December 28, 2001, the Company entered into agreements to sell the Polo Plaza shopping center property and the rights and obligations in the adjacent Travelodge property in Las Vegas, to Metroflag Polo, LLC and Metroflag BP, LLC, respectively ("Metroflag"). These sales were recorded under the deposit method of accounting. The terms of the agreements were amended in 2002 and 2003, including the selling prices and required payment dates. The amended sale prices were $23.8 million and $7.5 million, respectively.

In 2003, the Company received a $16.8 million cash payment on the purchase price for the Polo Plaza property, at which time the Polo Plaza transaction was recorded as a sale. As of October 3, 2004, the Company is owed $8 million (excluding interest) related to the Polo Plaza property through the contractual requirement that Metroflag Polo, LLC redeem membership interests owned by the Company. The Company owns a subordinated membership interest that must be redeemed for $4 million of the purchase price if the secured debt related to the Travelodge property, which is due on December 28, 2004, is paid, or if the property is sold or the primary secured debt is refinanced. The Company also holds a preferred membership interest that the Company can require to be repurchased anytime after December 24, 2006 for the remaining $4 million purchase price portion. A total of $7 million in the Metroflag membership interests owned by the Company is included in "Investments" on the Company's consolidated balance sheet as of October 3, 2004. The $1 million difference is due to an impairment charge recorded in the fourth quarter of 2002 related to an unexercised early payment option on the subordinated membership interest.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

As of October 3, 2004, the Company is contractually owed approximately $5.4 million plus interest related to the Travelodge property, and that amount becomes due on December 28, 2004. Of this amount, $4.9 million is included in "Land held under contract for sale" on the Company's consolidated balance sheets, with an offsetting deposit of $500,000 included in "Other accrued expenses". The difference between the $5.4 million owed to the Company and the $4.4 million net amount recorded on the Company's books is due to a $1 million impairment recorded in the fourth quarter of 2003. This charge was due to an early payment discount that the Company was considering extending to Metroflag; however, the discount was never granted.

Company management recently entered negotiations with Metroflag that may result in further revisions to certain of the payment terms for one or both of the properties. The Company believes the amounts recorded on its balance sheet are collectible, as the obligations are supported by agreements documenting the amounts owed to the Company and the related payment terms and the Company believes that Metroflag will be able to pay the amounts owed. In addition, the indebtedness due to Lakes for the Travelodge property is secured by a first priority deed of trust against the leasehold interest. Therefore, if Metroflag were to default on its payment obligations related to the Travelodge property, ownership rights and obligations related to this property, consisting of a long-term land lease and motel operation, would revert back to Lakes. The Company believes the security for the Travelodge note receivable is adequate, based on management's assessment of land, values for similarly situated properties in Las Vegas, Nevada.

LAND HELD FOR DEVELOPMENT

Included in land held for development is land held for possible transfer to Indian tribes for use in future casino resort projects in the amount of $14.1 million and $14.5 million as of October 3, 2004 and December 28, 2003, respectively. In the event that this land is not transferred to the tribes, it can be sold by the Company. The Company periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of these assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset. the Company will recognize an impairment loss.

During the second quarter of 2004, an impairment related to the land held for development in the amount of $0.5 million was recorded related to the Nipmuc Nation casino development project. This amount was included in the total impairment charge of $6.4 million related to the Nipmuc Nation project which also included a $5.9 million impairment charge on related notes receivable. This impairment occurred after the Nipmuc Nation was denied federal recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs (BIA).

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an exposure draft of a proposed standard entitled "Share Based Payment", which would amend FAS No. 123, "Accounting for Stock-Based Compensation", and FAS No. 95, "Statement of Cash Flows". The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective for the third quarter of 2005. Upon issuance of a final standard, the Company will evaluate the impact on our consolidated financial position and results of operations.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

2.    WPT ENTERPRISES, INC. INITIAL PUBLIC OFFERING

On August 9, 2004, the Securities and Exchange Commission declared effective a registration statement of WPTE that registered the offer and sale of up to 4,000,000 shares of WPTE common stock, at $8.00 per share, in WPTE's initial public offering and an additional 600,000 shares of WPT common stock that were sold by the underwriters involved in the offering exercise related to their over-allotment option. WPTE's common stock was approved for trading on The Nasdaq Stock Market and began trading on August 10, 2004. Proceeds from the sale of the 4,600,000 shares were $32.4 million, net of estimated offering expenses and underwriting discounts. These proceeds have been and will continue to be used to expand WPTE's entertainment production business and for its working capital. There were no selling shareholders participating in the offering. Net proceeds in excess of minority interest have been reflected as additional paid-in-capital in the Company's financial statements. Lakes did not recognize a gain on this transaction.

As of October 3, 2004, Lakes' consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $48.5 million. Included in this amount was WPTE cash and cash equivalents and short-term investments of $33.6 million, which as discussed above, will be used in WPTE's business and not used in Lakes' business.

3.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. The portion of the income applicable to non-controlling interests in the majority-owned operations is reflected as minority interest in the accompanying consolidated statement of loss. Investments in unconsolidated affiliates representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

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

In the opinion of management, all adjustments considered necessary for fair presentation have been included. Operating results for the nine months ended October 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 2, 2005. The condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 2003.

4.    STOCK-BASED COMPENSATION

At October 3, 2004, the Company has two stock-based employee compensation plans. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

In connection with the initial public offering of WPTE and the conversion of World Poker Tour, LLC (see Note 1) into a Delaware corporation named "WPT Enterprises, Inc.", each of World Poker Tour, LLC's limited liability company units was converted into shares of common stock. WPTE adopted a 2004 Stock Incentive Plan that is authorized to grant stock-based awards to purchase up to 3,120,000 shares of WPTE common stock, including options to purchase up to 1,120,000 shares of WPTE common stock issued to WPTE employees and consultants that were outstanding under World Poker Tour, LLC's 2002 Plan at the time of the conversion. In addition, during August and September of 2004, WPTE granted stock options to purchase an additional 1,412,000 shares, including 1,340,000 shares to employees and 72,000 shares to non-employee directors.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

The Company accounts for the WPTE 2004 stock incentive plan and the World Poker Tour, LLC 2002 unit-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for unit option grants issued to employees was recorded to the extent the fair market value of the units on the date of grant exceeds the option price. Compensation expense for restricted 2002 unit grants was measured based on the fair market value of the units on the date of grant. The compensation expense was amortized ratably over the vesting period of the awards.

The Company accounts for WPTE unit-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Compensation expense for unit option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.

The WPTE options resulting from conversion of the WPTE unit options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and each installment expires six years after being exercisable. The employee must be employed by WPTE on the anniversary date in order to vest in any units that year. If the employee is terminated (voluntarily or involuntarily) prior to the vesting of any portion of a unit option, the unvested portion will be forfeited.

For WPTE unit options issued to certain employees in March 2002, deferred stock compensation for the unit options is measured at the units' fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. For WPTE unit options issued to consultants in March 2002, compensation expense is measured at the option's fair value. Fair value is measured when the unit options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs.

No stock-based employee compensation cost is reflected in net income for WPTE stock options granted to employees and non-employee directors in August and September 2004, as all options granted had an exercise price equal to the market value of the underlying common stock on the dates of grant.

The following table illustrated the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation under the Lakes' and WPTE option plans and unit-based employee and consultant compensation under the WPTE Plans (in thousands except per share data).

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           ------------------            -----------------
                                                     OCT. 3, 2004  SEPT. 28, 2003   OCT. 3, 2004   SEPT. 28, 2003
                                                     ------------  --------------   ------------   --------------
Net earnings (loss):
    As reported                                      $   (1,718)     $   (1,302)     $   (9,636)     $   (1,840)
    Add:  Unit-based compensation expense                   276               8             545              35
        included in reported net earnings (loss)
    Less:  Total stock-based compensation                  (640)           (421)         (1,627)         (1,235)
        expense determined under the fair
        value method, net of related tax effects
    Pro forma                                            (2,082)         (1,715)        (10,718)         (3,040)
Net earnings (loss) per share:
    As reported -- Basic                             $    (0.08)     $    (0.06)     $    (0.44)     $    (0.09)
    Pro forma -- Basic                                    (0.09)          (0.08)          (0.49)          (0.14)
    As reported -- Diluted                                (0.08)          (0.06)          (0.44)          (0.09)
    Pro forma -- Diluted                                  (0.09)          (0.08)          (0.49)          (0.14)

5.    MANAGEMENT CONTRACTS FOR INDIAN-OWNED CASINOS

The ownership, development, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulation, and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. The Company is prohibited by the Indian Gaming Regulatory Act from having an ownership interest in any casino it manages for Indian tribes.

The management contracts govern the relationship between the Company and the tribes with respect to the management of the casinos. The development portion of the agreements commences with the signing of the respective contracts and continues throughout the construction phase until the casino is open for business; thereafter, the management portion of the respective management contracts continues for a period up to seven years. Under the terms of the contracts, the Company, as manager of the casino, receives a percentage of the distributable profits (as defined in the contract) of the operations as a management fee after payment of certain priority distributions, a cash contingency reserve, and guaranteed minimum payments to the tribes.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6.    NOTES RECEIVABLE

The notes receivable from Indian Tribes result from costs incurred by the Company for the development of gaming properties under which the Company has signed management contracts. The Company has formal procedures governing its evaluation of opportunities for potential development projects which it follows before entering into agreements to provide financial support for the development of these properties. The repayment terms related to these notes receivable are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of the aforementioned notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also subject to certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes.

Notes receivable consist of the following (in thousands):

                                                                                      Oct. 3, 2004  December 28, 2003
                                                                                      ------------  -----------------
Properties under development:

Notes from the Pokagon Band of Potawatomi Indians with variable interest rates
(not to exceed 10%) (5.75% at October 3, 2004), receivable in 60 monthly
installments subsequent to commencement date                                            $  44,115       $  41,729

Notes from the Shingle Springs Band of Miwok Indians with variable interest rates (6.75% at October 3, 2004), receivable in varying monthly installments
based on contract terms subsequent to commencement date                                    31,687          24,428

Notes from Jamul Indian Village with variable interest rates (6.75% at October
3, 2004), receivable in 60 monthly installments subsequent to commencement date            13,958          12,336

Notes from the Nipmuc Nation with variable interest rates                                       -           4,634

Other                                                                                       1,179           1,555
                                                                                        ---------       ---------
Total notes receivable                                                                  $  90,939       $  84,682
                                                                                        =========       =========

Interest income on notes receivable from Indian Tribes related to properties under development is deferred because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. Interest deferred during the development period is recognized over the remaining life of the note using the effective interest method. As of October 3, 2004 and December 28, 2003, $19.2 million and $15.2 million of interest on notes related to properties under development has been deferred.

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

On a monthly basis, Company management evaluates the collectibility of the Company's receivables, including notes receivable related to the Indian-owned casino development projects. In the Company's experience, if a project is successfully completed, the cash flows are more than sufficient to fund the debt service. Therefore, in evaluating the receivables related to casino projects, the principal ongoing assessment involves the likelihood of project completion. If a significant event occurs that causes management to believe that the project will likely not be successfully completed, then the Company will recognize an impairment on the related receivables. A portion of the notes due from the Pokagon Tribe in the approximate amount of $23.6 million resulted from funds advanced by the Company for the Tribe's purchase of the development project land. The Company has a first deed of trust against this property which will be relinquished when the land is placed into trust by the BIA.

As part of the monthly assessment, the current status of each project is discussed, as well as any recent developments such as contract approvals, litigation, land in trust issues, or any other developments that may affect the project's status. Management looks at the same factors it initially considered with respect to the investment. The Company's policy is to assess assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and to record an impairment when the carrying value of the asset exceeds its fair value.

During the second quarter of 2004, the Company recorded an impairment related to the Nipmuc Nation notes receivable in the amount of $5.9 million. This amount was included in the total impairment charge of $6.4 million related to the Nipmuc Nation project. The notes receivable related to amounts advanced by the Company to the Nipmuc Nation since the Company entered a letter of intent with the Nipmuc Nation in August 2000.

The impairment was recorded upon issuance by the BIA in June 2004 of its final determination denying the Nipmuc Nation's application for federal recognition. Although the determination can be appealed with the Bureau of Indian Affairs, the Company determined in June 2004 that in the Company's opinion successful completion of the project is unlikely given that a successful appeal would involve a challenge to a final determination of the BIA.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

With the exception of the BIA's denial of federal recognition for the Nipmuc Nation in June 2004, no events have occurred during 2004 that would cause management to believe that its other projects will not be successfully completed.

Various litigation and regulatory issues have caused delays to the Company's current development projects. Management believes that the three pending projects will ultimately be completed.

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

No income tax benefit was recorded related to impairment losses of $6.4 million in the second quarter of 2004, due to the uncertainty of realizability.

8.    COMMITMENTS AND CONTINGENCIES:

TRIBAL COMMITMENTS

Our management contracts with our tribal partners require that we provide financial support related to project development, in the form of loans.

                                            Casino Development Advances/Commitments
                                         ----------------------------------------------
                                                        (in millions)
                                                                            Remaining
                                         Pre-construction  Land Held for    Maximum
                                             Advances       Development    Commitment
                                         as of 10/3/04     as of 10/3/04  as of 10/3/04
                                         -------------     -------------  -------------
Jamul Indian Village                        $14.0             $ 6.6          $ 9.4
Shingle Springs Band of Miwok Indians        31.7               7.4            0.9
Pokagon Band of Potawatomi Indians           44.1                 -           24.4

For the Pokagon project, the Company has agreed to provide additional financing from its own funds if financing to the Tribe at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available and that Lakes will not be required to provide this additional financing.

Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes.

WPTE EMPLOYEE OBLIGATION

WPTE employee obligation includes the base salaries payable to three WPTE executives under their respective employment agreements. Total payments of $1.8 million are due within the next three years under these agreements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

LEASES

The Company leases an airplane, under a non-cancelable operating lease. Approximate future minimum lease payments, due under this lease as of October 3, 2004, expiring April 30, 2005, are as follows (in thousands):

                                          Operating Leases
                                          ----------------
           2004                                $150
           2005                                 200
                                               $350

INDEMNIFICATION AGREEMENT

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. The Company believes that no further payments are required to be made pursuant to its indemnification obligations. The current carrying amount of the liability for the Company's indemnification obligations is zero.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court's denial of class certification.

Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations, and currently an estimate of any possible loss cannot be made.

WILLARD EUGENE SMITH LITIGATION

On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR), related persons and entities. In the counterclaim, Smith asserts that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR entities or their principals relating to the Shingle Springs and Jamul casinos that Lakes' subsidiaries are developing in California. Smith also seeks recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement.

Lakes believes the counterclaim against it is without merit. Lakes understands that the alleged oral agreement upon which Smith bases his claim was rendered null and void in a prior judgment issued against Smith by the Harris County, Texas state court in October 2000. However, in September 2003, the court vacated the prior judgment against Smith. Lakes acquired KAR's interests in the Shingle Springs and Jamul projects on January 30, 2003. In the buyout agreements between Lakes and certain KAR entities and related principals, the KAR entities represented to Lakes that the KAR entities and their affiliates had no continuing agreements with any third party relating to the Shingle Springs and Jamul projects and agreed to indemnify Lakes and its affiliates from damages resulting from prior dealings of the KAR entities and related principals concerning the projects. Lakes will vigorously defend against the allegations made against it and will pursue its indemnification rights against the KAR entities and their principals under the buyout agreements if necessary. Discovery is continuing and the trial is scheduled for March 2005.

Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations, and currently an estimate of any possible loss cannot be made.

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

The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (Caltrans) prepared and filed the clarification addendum sought by the Court.

Prior to the Court's determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly's ruling to the California Court of Appeals on all of the remaining issues. The Company believes that appellants have not presented sufficient grounds to justify overturning the trial court's earlier conclusion and that the Company will prevail on the consolidated appeals of the County and Voices for Rural Living.

A ruling with respect to the addendum was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicates that the addendum provided to the court by Caltrans did not provide a quantitative showing to satisfy the court's earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by Caltrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis "is not readily apparent". In addition, the ruling specifically states, "Moreover such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. Caltrans) have approval authority." Caltrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004 and the Court again found the revised submission of Caltrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling has been separately appealed to the California Court of Appeals.

Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations, as it believes, but there can be no assurance that, the courts' rulings will ultimately allow the project to commence.

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

9.    RELATED PARTY TRANSACTIONS

Lakes has entered into a license agreement with Sklansky Games, LLC ("Sklansky) pursuant to which Lakes is developing a World Poker Tour No Limit Texas Hold `Em casino table game that uses certain of Sklansky's intellectual property rights. Lakes had also entered into a license agreement with WPT pursuant to which Lakes has obtained a license to utilize the World Poker Tour name and logo in connection with the development of this casino table game. Under the terms of this agreement, if Lakes elects to proceed with its development of the casino table game, Lakes will be required to pay WPTE a specified minimum annual royalty payment of 10% and Sklansky a specified minimum annual royalty payment of 30% of the gross revenue Lakes receives from its sale or lease of the game, whichever is greater. In addition to our indirect majority ownership in WPT Enterprises, Inc. through one of our wholly owned subsidiaries, Lyle Berman and his son, Brad Berman, own 28% and 44% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman and Chief Executive Officer of WPTE, and Brad Berman is a member of WPTE's Board of Directors.

Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group, Ltd. ("G-III"). Morris Goldfarb, a Lakes director, is a director, Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III's production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

10.   SEGMENT INFORMATION

Lakes' principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of WPT Enterprises, Inc. (See Note 1). Substantially, all of our operations are conducted in the United States. Episodes of the World Poker Tour series are distributed internationally by a third party distributor. Lakes' reportable segments are as follows (in millions):

                                      Industry Segments
                                Real Estate      WPT             Corporate &     Total
                                Development  Enterprises, Inc.  Eliminations  Consolidated
                                -----------  -----------------  ------------  ------------
Total Assets as of
October 3, 2004                 $ 135.9       $  37.0           $  26.8         $  199.7

Total Assets as of
December 28, 2003                 126.1           2.5              41.5            170.1

For the Three Months Ended/
as of October 3, 2004
Revenue                         $     -       $   3.0           $     -         $    3.0
Net earnings (loss)                   -          (0.5)             (1.2)            (1.7)
Depreciation expense                  -             -               0.2              0.2

For the Three Months Ended/
as of September 28, 2003
Revenue                         $     -       $   0.4           $     -         $    0.4
Net earnings (loss)                   -          (0.4)             (0.9)            (1.3)
Depreciation expense                  -             -               0.1              0.1

11.   STOCK SPLIT

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

12.   SUBSEQUENT EVENTS

On November 10, 2004, the Company announced that it had signed a Letter of Intent with the Kickapoo Traditional Tribe of Texas to negotiate an agreement with the Tribe to consult on the further development and operations of the Tribe's casino located in Eagle Pass, Texas. Subject to regulatory approval, the consulting agreement will be replaced by a management contract.

The Tribe recently opened the expanded Luck Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. The casino currently consists of approximately 1,000 Class II type gaming devices, ten Kickapoo 21 tables and seventeen poker tables along with two restaurant outlets and a multi-functional outlet that seats over 2,000 customers.

The Letter of Intent provides that the Tribe and Lakes will negotiate and enter into a consulting agreement and a management contract. The consulting agreement will be for a period of seven years or until approval by the National Indian Gaming Commission of a proposed seven year management contract, which will then replace the consulting agreement. If Lakes and the Tribe enter into the agreements, Lakes does not expect to receive any significant fees under these arrangements for at least twelve months.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

BUSINESS OVERVIEW

Lakes' primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers' total entertainment experience and to differentiate facilities managed by lakes from its competitors. Lakes has entered into contracts with the following Indian Tribes for the development, management and/or financing of new gaming resorts, all of which are subject to various regulatory approvals and resolution of any existing litigation before construction can begin:

      -     Shingle Springs Band of Miwok Indians near Sacramento, California

      -     Pokagon Band of Potawatomi Indians near New Buffalo, Michigan

      -     Jamul Indian Village near San Diego, California

In November 2004, Lakes announced that it had entered into a letter of intent with an Indian tribe to negotiate a consulting agreement and, subject to regulatory approval, a management contract, for a casino project in Texas. Lakes has also explored, and will continue to explore, numerous other possible development projects.

In addition, Lakes has recently created a new division to buy, license and/or market new table game concepts for licensing to casinos. The Company is currently testing and marketing a number of new games.

Lakes also owns a majority interest in WPT Enterprises, Inc., ("WPTE"), a media and entertainment company engaged in the creation of branded entertainment through the development, production and marketing of televised programming based on poker and other gaming themes. WPTE's operations have principally revolved around the creation of the World Poker Tour brand through the production and licensing of a television series exhibited on the Travel Channel, LLC ("TRV") that is based on a circuit of previously-established high-stakes poker tournaments affiliated under the "World Poker Tour" name.

During August of 2004, WPTE completed an initial public offering that yielded proceeds to WPTE of approximately $32.4 million, net of offering expenses and underwriting discounts. WPTE common stock is traded on the Nasdaq National Market. Lakes remains a majority shareholder of WPTE, owning approximately 64% of the outstanding common stock. Therefore, Lakes' consolidated results continue to include WPTE operations. Minority interest, representing the portion of WPTE's income or loss applicable to non-controlling interests in WPTE, is reflected in the consolidated statements of loss from the date of completion of the initial public offering.

FINANCIAL OVERVIEW

In 2003 and 2004, all of Lakes' consolidated revenues have been derived from the WPTE business, mainly from license fees for United States telecast of World Poker Tour episodes. License fees have depended on the number of episodes delivered to TRV in a particular period. Revenues from other parts of the WPTE business are relatively small but increasing. Lakes' casino operations have not generated revenues since early 2002, when Lakes' last casino management agreement that carried over from the Distribution was terminated. The timing of future revenues from Lakes' casino business will depend on the successful opening of Lakes' proposed Pokagon, Shingle Springs and Jamul casino projects, which in turn will depend on the resolution of litigation, necessary regulatory approvals and other factors that have delayed the construction of those casinos.

For the nine months ended October 3, 2004, Lakes reported a consolidated operating loss of $12.2 million. Lakes principal costs and expenses in 2003 and 2004 have consisted of the following categories:

- WPTE-related costs and expenses. WPTE production costs are generally deferred and matched with revenues from completed episodes. WPTE's gross margins were 40% for the first nine months of 2004 and 39% in the 2003 period. WPTE-related selling, general and administrative expenses increased significantly in 2004 due to business development and costs of WPTE becoming an independent public company.

- Selling, general and administrative expenses from Lakes' business activities. These expenses have generally been flat, with some fluctuations due to litigation expenses.

- Lakes impairment charges. Lakes has taken some significant impairment charges in recent years related to its investments in its Indian casino projects and several real estate holdings that carried over from its establishment as a public company via a distribution of its common stock to the shareholders of Grand Casinos, Inc. on December 31, 1998 ("Distribution").

Lakes' impairment charge in the second quarter of 2004, relating to its investment in the Nipmuc casino project, contributed $6.4 million to the Company's net loss. The impairment was recorded upon issuance by the BIA in June 2004 of its final determination denying the Nipmuc Nation's application for federal recognition. The Company believes that this impairment does not represent a trend as the Company's remaining projects are with tribes that have received recognition by the Bureau of Indian Affairs. The Company maintains on its balance sheet an aggregate of $89.8 million in notes receivable and $14.1 million in land held for development relating to the Pokagon, Shingle Springs and Jamul casino projects. Management believes that although various litigation and regulatory issues associated with these development projects have caused delays, the ultimate successful completion of the three pending projects is still likely. However, the Company diligently monitors ongoing developments of each prospective casino project to evaluate whether successful completion of the project remains likely. If a significant event occurs that causes management to believe that the project will likely not be successfully completed, then the Company will recognize an impairment on the related receivables.

Lakes also took impairment charges of $3 million in the fourth quarter of 2002 and $1 million in the fourth quarter of 2003 related to the carrying value of the Polo Plaza and Travelodge properties in Las Vegas. These properties were owned by Grand at the time of the Distribution and are not part of the Company's core business. The Company has contracted to sell these properties to Metroflag and has received an aggregate $16.8 million in payments. The impairment charges were related to the re-negotiation of the payment amounts and terms. The properties are currently carried on the Company's balance sheet in the aggregate amount of $11.9 million, included in investments and land held for sale. Company management recently entered negotiations with Metroflag that may result in further revisions to certain of the payment terms for one or both of the properties. However, the Company believes the amounts recorded on its balance sheet are collectible and the Company believes that it has adequate security in the event of non-payment.

As of October 3, 2004, Lakes has an aggregate $48.5 million in cash and cash equivalents and short-term investments on its balance sheet. Of this amount, an aggregate $33.6 million consists of WPTE's cash and cash equivalents and short-term investments, which will be used by WPTE for its business and will not be available to Lakes. Lakes owns approximately 12.5 million shares, or approximately 64% of WPTE's outstanding common stock. This stock is currently restricted under a lock-up agreement with the underwriters of WPTE's public offering and applicable securities laws. There is no assurance that Lakes will be able to realize value from its holdings of WPTE shares equal to the market value of the shares.

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

WPTE domestic and international television license fee revenues are recognized as earned by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized upon receipt and acceptance of episodes by the ultimate customer once the license period has begun. Currently, for international television license fees WPTE does not consider collectibility to be reasonably assured until the distributor has received payment. WPTE presents international distribution license fee revenues net of the distributor's fees, as the distributor is the primary obligator in the transaction with the ultimate customer.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Host fee revenues paid by host casinos are recognized as episodes are aired.

Sponsorship revenues are recognized as episodes are aired.

 Television costs related to WPTE's production of the World Poker Tour television series are included in "Other current assets" on the Company's balance sheet. Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Marketing, distribution, and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode of the World Poker Tour television series are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. WPTE currently estimates that approximately 95% and 100% of capitalized television costs as of October 3, 2004 are expected to be expensed by the end of fiscal 2004 and 2005, respectively.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

IMPAIRMENT OF LONG-TERM ASSETS: Currently, the Company's notes receivable from Indian Tribes are generally for the pre-construction development of gaming properties to be managed by the Company. The Company has formal procedures governing its evaluation of opportunities for potential development projects which it follows before entering into agreements to provide financial support to those projects. The repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. However, repayments of the notes receivable are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also subject to certain distribution priorities specified in the management contracts. In addition, repayment of the notes receivable and the manager's fees under the management contracts are subordinated to certain other financial obligations of the respective tribes.

On a monthly basis, Company management evaluates the collectibility of the Company's receivables, including notes receivable related to the Indian-owned casino development projects. In the Company's experience, if a project is successfully completed, the cash flows are more than sufficient to fund the debt service. Therefore, in evaluating the receivables related to casino projects, the principal ongoing assessment involves the likelihood of project completion. If a significant event occurs that causes management to believe that the project will likely not be successfully completed, then the Company will recognize an impairment on the related receivables.

As part of the monthly assessment, the current status of each project is discussed, as well as any recent developments such as contract approvals, litigation, land in trust issues, among other developments that may affect the project's status. Management looks at the same factors it initially considered with respect to the investment. The Company's policy is to assess assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable and to record an impairment if the carrying value of the asset exceeds its fair value.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The Company currently holds land held for development and land held under contract for sale and periodically evaluates whether events and circumstances have occurred that may affect the recoverability of the net book value of these assets. If such events or circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the future cash flows expected to result from the use of the asset. If the sum of the expected future undiscounted cash flows does not exceed the carrying value of the asset, the Company will recognize an impairment loss.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto and management's discussion and analysis included in the Company's Annual Report on Form 10-K for the year ended December 28, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued an exposure draft of a proposed standard entitled "Share Based Payment", which would amend FAS No. 123, "Accounting for Stock-Based Compensation", and FAS No. 95, "Statement of Cash Flows". The proposed standard, if adopted, would require expensing stock options issued by the Company based on their estimated fair value at the date of grant and would be effective for the third quarter of 2005. Upon issuance of a final standard, the Company will evaluate the impact on our consolidated financial position and results of operations.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

NINE MONTHS ENDED OCTOBER 3, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 28, 2003

Revenues

Total revenues were $11.8 million for the nine months ended October 3, 2004 compared to $3.9 million for the same period in the prior year. Revenues for the current and prior year periods were derived primarily from television license fees related to the World Poker Tour series. WPTE receives fixed license payments from TRV subject to satisfaction of production milestones and other conditions. The increase in revenue is primarily due to increased license fees relating to a greater number of season two episodes delivered to TRV during 2004, compared to the license fees resulting from the season one episodes delivered to TRV during 2003. In April 2004, TRV exercised its option to broadcast season three which is the first of a possible five additional seasons. WPTE is currently in production of season three episodes and plans to begin to deliver completed season three episodes starting in the fourth quarter of 2004 and expects to begin to recognize revenues at that time. Also contributing to the increase was revenue of approximately $0.7 million related to WPTE-related licensing, $0.5 million in sponsorship revenues, $0.9 million in host fees and $0.2 million in merchandise included in total revenue for the nine months ended October 3, 2004 compared to $0.3 million in host fees for the nine months ended September 28, 2003. There were no significant WPTE-related licensing, sponsorship or merchandise revenues in the 2003 period.

Costs and Expenses

Total costs and expenses were $24.0 million and $7.6 million for the nine months ended October 3, 2004 and September 28, 2003, respectively. Included in 2004 costs and expenses is an impairment charge of approximately $6.4 million related to the impairment of Lakes' investment in the Nipmuc Nation casino development project. $5.9 million of the impairment was related to notes receivable in connection with the project and the remaining $0.5 million related to land held for development. This impairment charge was taken in the second quarter of 2004 following the Nipmuc Nation being denied recognition as an Indian Tribe and sovereign government within the meaning of federal law by the Bureau of Indian Affairs. The Company believes that this impairment does not represent a trend as the Company's remaining projects are with tribes that have received recognition by the Bureau of Indian Affairs. During the nine months ended September 28, 2003, costs and expenses were reduced by a reversal of unused litigation accrual of $3.2 million under the Company's prior agreement to indemnify Grand Casinos, Inc. in connection with the Stratosphere litigation matters. This reversal is not representative of a trend as there are no similar accruals on the Company's balance sheet.

Selling, general and administrative expenses increased from $8.1 million for the nine months ended September 28, 2003 to $10.1 million for the nine months ended October 3, 2004. WPTE selling, general and administrative costs were $1.2 million for the nine months ended September 28, 2003 compared to $3.5 million for the nine months ended October 3, 2004. This increase is primarily due to an increase in legal and consulting fees incurred during the 2004 period associated with WPTE business development and an increase in WPTE payroll costs resulting from business growth and becoming a separate public company. Lakes' selling, general and administrative costs were $6.9 million for the nine months ended September 28, 2003 and $6.6 million for the nine months ended October 3, 2004. This decrease is primarily due to a decrease in professional fees which were incurred during the prior year period associated with the sale of property in Las Vegas, Nevada. WPTE production costs increased from $2.4 million for the nine months ended September 28, 2003 to $7.1 million for the nine months ended October 3, 2004. In the current year period, WPTE production costs and related episode revenues were recognized in the period the relative episode was delivered to TRV.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

However, because WPTE did not have an executed agreement in 2002, when a portion of production costs related to the WPTE episodes delivered during the nine months ended September 28, 2003 were incurred, such costs were expensed in 2002 rather than being capitalized. The increase was also due to a greater number of episodes being delivered to TRV during the 2004 period compared to the 2003 period.

Other

Interest income was $0.2 million for the nine months ended October 3, 2004 compared to $0.6 million for the same period in the prior year. This decrease is primarily due to a decrease in interest earned on amounts owed to Lakes by Metroflag related to the properties sold to Metroflag by Lakes in Las Vegas, Nevada.

Taxes

Benefit for income taxes was $2.0 million and $1.3 million for the nine months ended October 3, 2004 and September 28, 2003, respectively. The effective tax rates were 17% and 41% for the nine months ended October 3, 2004 and September 28, 2003, respectively. The decrease in the effective rate was due to the provision of additional valuation allowances for tax benefits associated with the impairment of capital assets.

Losses Per Common Share and Net Losses

For the nine months ended October 3, 2004, basic and diluted losses per common share were $0.44, compared to basic and diluted losses of $0.09 per common share, for the same period in the prior year. Losses for the period ended October 3, 2004 were $9.6 million compared to $1.8 million for the nine months ended September 28, 2003. This increase in losses is primarily due to the impairment charge of $6.4 million taken in the current year period discussed above.

THREE MONTHS ENDED OCTOBER 3, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 28, 2003

Revenues

Total revenues were $3.0 million for the three months ended October 3, 2004, compared to $0.4 million in the prior year period. Revenues for the current and prior year periods were primarily derived from television license fees related to the World Poker Tour series. The increase in revenue is primarily due to increased license fees relating to a greater number of season two episodes delivered to TRV during the third quarter of 2004, compared to the license fees resulting from the season one episodes delivered to TRV during the third quarter of 2003. Also contributing to the increase was revenue of approximately $0.5 million related to WPTE-related licensing and $0.1 million in host fees included in total revenue for the three months ended October 3, 2004. There were no significant WPTE-related licensing and host fees revenues in the 2003 period.

Costs and Expenses

Total costs and expenses were $5.8 million and $2.6 million for the three months ended October 3, 2004 and September 28, 2003, respectively. WPTE selling, general and administrative costs were $0.5 million for the three months ended September 28, 2003 compared to $1.5 million for the three months ended October 3, 2004. This increase is primarily due to an increase in legal and consulting fees incurred during the 2004 period associated with WPTE business development and an increase in WPTE payroll costs resulting from growth related to becoming a separate public company.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Lakes' selling, general and administrative costs were $1.7 million for the three months ended September 28, 2003 and $2.2 million for the three months ended October 3, 2004. This increase is primarily due to professional fees incurred related to business development. WPTE production costs increased from $0.3 million for the three months ended September 28, 2003 to $1.9 million for the three months ended October 3, 2004. This increase in production costs is primarily due to an increase in the number of episodes delivered to TRV during the third quarter of 2004, compared to the number of episodes delivered to TRV during the third quarter of 2003.

Taxes

Benefit for income taxes was $1.1 million and $0.9 million for the three months ended October 3, 2004 and September 28, 2003, respectively. The effective tax rates were 40% and 41% for the current and prior year quarters, respectively.

Earnings Per Common Share and Net Earnings

For the three months ended October 3, 2004, basic and diluted losses per common share were $0.08, compared to basic and diluted losses of $0.06 per share, for the same period in the prior year. Losses for the three months ended October 3, 2004 were $1.7 million compared to losses of $1.3 million for the three months ended September 28, 2003. This increase in losses relates primarily to the increased selling, general and administrative costs incurred by WPTE discussed above.

Outlook

It is currently contemplated that there will be no operating revenues for 2004 from existing casino development projects. WPTE revenues are expected to result primarily from broadcast license fees to be received from TRV, which has exercised its option to license the World Poker Tour Season Three programming that is currently in production. WPTE currently anticipates generating revenues of approximately $10.8 million from Season Three license fees under the Travel Channel agreement, depending on the number of episodes that ultimately comprise that season. WPTE is expected to recognize approximately $3.1 million of this revenue during the fourth quarters of fiscal 2004, with the rest being recognized in fiscal 2005. Other sources of expected revenues during the fourth quarter of 2004 include international television licensing revenues resulting from the distribution of the World Poker Tour's Season One and Two and product licensing fees.

Subsequent to the initial public offering of WPTE, Lakes continues to own a majority of WPTE's equity. Therefore, WPTE's operating results continue to be consolidated with our results.

FINANCIAL CONDITION

At October 3, 2004, Lakes' consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $48.5 million. Included in this amount was Lakes' cash of $13.8 million and Lakes'short-term investments of $1.1 million. Also included was WPTE cash of $27.6 million and WPTE short-term investments of $6.0 million. WPTE cash and investments will be used in WPTE's business and not used in Lakes' business. Lakes' has had no operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002. In 2003, the operating revenues derived from WPTE were offset almost entirely by production costs. In the first nine months of 2004, operating revenues from WPTE operations were $11.8 million, and WPTE's net income was approximately $1.2 million.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE's cash resources are expected to be used for WPTE's business and will not be available for the Company's casino operations or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes' obligation to fund WPTE operations under a limited revolving note receivable. Lakes currently holds 12,480,000 shares or approximately 64% of WPTE's common stock. Although WPTE common stock is traded on the Nasdaq National Market, the shares held by Lakes are not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of the shares.

The Company's primary source of cash for its development of casino projects during the past two years has been from the planned sale of assets. During the first quarter of 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $1.7 million. Lakes also received proceeds of $16.8 million in May 2003 in connection with the sale of the Polo Plaza property. We expect that proceeds from the sale of assets will decrease in future periods.

Our management contracts with our tribal partners require that we provide financial support for project development in the form of loans. These loans are interest bearing; however, the interest is deferred until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. A portion of the notes due from the Pokagon Tribe in the approximate amount of $23.6 million resulted from funds advanced by the Company for the Tribe's purchase of the development project land. The Company has a first deed of trust against this property which will be relinquished when the land is placed into trust by the BIA.


We currently believe that our existing casino development projects included in the table below will be constructed and achieve profitable operation; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its pre-construction advances.

Following is a table summarizing remaining maximum contractual obligations as of October 3, 2004 (in millions):

                                              Payment Due by Period
                                              ---------------------
                                              Less Than                           More Than
Contractual Obligations             Total       1 Year    1-3 Years   3-5 Years    5 Years
                                    ------      ------    ---------   ---------    -------
Remaining Casino
Development Commitment (1) (3)

      Jamul                         $  9.4      $    -      $    -      $    -       $   -
      Shingle Springs                  0.9           -           -           -           -
      Pokagon (2)                     24.4           -           -           -           -
Operating Leases (4)                   0.4         0.4           -           -           -
WPTE Employee Obligation(5)            1.8         1.0         0.8           -           -
                                    ------      ------      ------      ------      ------
                                    $ 36.9      $  1.4      $  0.8      $    -       $   -
                                    ======      ======      ======      ======      ======

(1) Remaining Casino Development Commitments are not due by period, but rather are expended as progress of each project dictates. Lakes anticipates that we will require additional capital through either public or private financings to meet the maximum casino development commitments. Currently, the Company believes that this will be necessary, when any of Lakes casino projects begin construction.

(2) For the Pokagon project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available and that Lakes will not be required to provide this additional financing.

(3) Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes' potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at October 3, 2004.

(4) The Company leases an airplane, under a non-cancelable operating lease expiring April 30, 2005.

(5) WPTE employee obligation includes the base salaries payable to three WPTE executives under their respective employment agreements.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Our major use of cash over the past three years has been Pre-construction Financing provided to our tribal partners. At October 3, 2004, Lakes had approximately $90.6 million in notes receivable from Indian tribes.

We believe that our cash and cash equivalents, along with expected cash receipts, will be adequate to fund operating expenses and Pre-construction Financing for at least the remainder of 2004. It is anticipated that we will require additional capital through either public or private financings to meet the maximum casino development commitments outlined in the table above. Currently, the Company believes that this will be necessary when any of Lakes' casino projects begin construction.

Lakes anticipates corporate costs, excluding WPTE which is not expected to require additional capital from Lakes, in the next twelve months to approximate $12.5 million. Additionally, development project-related costs are expected to approximate $10 million during the next twelve months. These development costs do not include possible additional construction-related costs that would be incurred if any of the projects were to begin construction during the next twelve months. As discussed above, the Company anticipates that it would be necessary to raise additional capital when any of the projects begin construction and believes such financing will be available based on preliminary discussions with prospective lenders. The Company currently has $14.9 million of cash and short-term investments exclusive of cash and short-term investments held by WPTE. The Company anticipates receiving cash payments in the approximate amount of $9.8 million in the fourth quarter of 2004 related to the sale of the Travelodge property and repayment of a subordinated interest in the Polo Plaza property in Las Vegas, Nevada. However, the Company has recently entered negotiations that may result in revisions to the current payment terms related to these properties. The Company also anticipates the receipt of a judgement related to Grand Casinos, Inc. litigation within the next twelve months (see
Part II, Item 1. Legal Proceedings). The dollar amount that the Company will receive has not been determined. Management also believes that additional sources of liquidity are available if conditions necessitate additional capital.

As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand and to pay all related settlements and judgments. The Company's indemnification obligations include the obligation to provide the defense of all claims made in proceedings against Grand and to pay all related settlements and judgments. The Company believes that no further payments are required to be made pursuant to its indemnification obligations. The current carrying amount of the liability for the Company's indemnification obligations is zero.

As a part of the indemnification agreement, Lakes agreed that it will not declare or pay any dividends, make any distribution on account of Lakes' equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without the written consent of Grand.

SEASONALITY

The Company believes that the operations of all casinos to be managed by the Company will be affected by seasonal factors, including holidays, weather and travel conditions. WPTE's license revenues are affected by the timetable for delivery of episodes to TRV.

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

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed, and except for Lakes' investments in unconsolidated affiliates (see Note 3).

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

highly competitive industries; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes' expansion goals; risks of entry into new businesses; reliance on Lakes' management; and the fact that the WPTE shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on the Company's consolidated results of operations or the market value of the WPTE shares held by the Company, including inability to achieve financial results from the contemplated business expansion of WPTE; WPTE's relatively short operating history; reliance on the agreement with TRV for most of our consolidated revenues; possible inability of WPTE's programming to maintain a sufficient audience and exposure to adverse trends in the television production business generally; possible increases in production expenses, compared to fixed license revenues for related episodes; risk of inability to protect WPTE's proprietary rights or preserve the value of WPTE's brands; dependence on WPTE's relationships with member casinos and strategic partners; and reliance on Lakes' and WPTE's management. For further information regarding the risks and uncertainties, see the "Business -- Risk Factors" section of the Company's Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK;
                             CONTROLS AND PROCEDURES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's financial instruments include cash and cash equivalents and marketable securities. The Company's main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.

The Company's cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 3, 2004, the carrying value of the Company's cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not be subject to significant interest rate risk.

The Company's primary exposure to market risk associated with changes in interest rates involves the Company's notes receivable related to loans for the development and construction of Native American owned casinos. The loans and related note balances earn various interest rates based upon a defined reference rate. The floating rate receivables will generate more or less interest income if interest rates rise or fall. Interest income is deferred during development of the casinos because realizability of the interest is contingent upon the completion and positive cash flow from operation of the casino. As of October 3, 2004, Lakes had $90.9 million of floating rate notes receivables. Based on the applicable current reference rates and assuming all other factors remain constant, deferred interest income for a twelve month period would be $5.7 million. A reference rate increase of 100 basis points would result in an increase in deferred interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in deferred interest income over the same twelve month period.

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

SLOT MACHINE LITIGATION

In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Grand and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court's denial of class certification.

Management currently believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations, and currently an estimate of any possible loss cannot be made.

WILLARD EUGENE SMITH LITIGATION

On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR), related persons and entities. In the counterclaim, Smith asserts that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR entities or their principals relating to the Shingle Springs and Jamul casinos that Lakes' subsidiaries are developing in California. Smith also seeks recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement.

Lakes believes the counterclaim against it is without merit. Lakes understands that the alleged oral agreement upon which Smith bases his claim was rendered null and void in a prior judgment issued against Smith by the Harris County, Texas state court in October 2000. However, in September 2003, the court vacated the prior judgment against Smith. Lakes acquired KAR's interests in the Shingle Springs and Jamul projects on January 30, 2003. In the buyout agreements between Lakes and certain KAR entities and related principals, the KAR entities represented to Lakes that the KAR entities and their affiliates had no continuing agreements with any third party relating to the Shingle Springs and Jamul projects and agreed to indemnify Lakes and its affiliates from damages of the KAR entities and related principals concerning the projects. Lakes will vigorously defend against the allegations made against it and will pursue its indemnification rights against the KAR entities and their principals under the buyout agreements if necessary. Discovery is continuing and the trial is scheduled for March 2005.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

Management currently believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations, and currently an estimate of any possible loss cannot be made.

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

The casino will be owned by the Shingle Springs Band of Miwok Indians. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter. The Court denied the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (Caltrans) prepared and filed the clarification addendum sought by the Court.

 Prior to the Court's determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly's ruling to the California Court of Appeals on all of the remaining issues. The Company believes that appellants have not presented sufficient grounds to justify overturning the trial court's earlier conclusion, and that the Company will prevail on the consolidated appeals of the County and Voices for Rural Living.

A ruling with respect to the addendum was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicates that the addendum provided to the court by Caltrans did not provide a quantitative showing to satisfy the court's earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by Caltrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis "is not readily apparent". In addition, the ruling specifically states, "Moreover such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. Caltrans) have approval authority." Caltrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004, and the Court again found the revised submission of Caltrans, the Shingle Springs Tribe and lakes to be inadequate. That ruling has been separately appealed to the California Court of Appeals.

Management currently believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company's consolidated financial position or results of operations as it believes, but there can be no assurance that, the courts' rulings will ultimately allow the project to commence.

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

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

                   LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
                                     PART II
                          OTHER INFORMATION (CONTINUED)

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      10.1 First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004.

      10.2 Amendment dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.1 to Form 10-Q of WPT Enterprises, Inc. for the quarter ended 10/3/04)(portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934).

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

      32.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      ---------------

(b)   Reports on Form 8-K

      (i) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on July 7, 2004

      (ii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on July 21, 2004

      (iii) A Form 8-K, Item 7. Financial Statements, Pro Forma Financial Information and Exhibits, and Item 9. Regulation FD Disclosure, was filed on August 10, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 17, 2004                 LAKES ENTERTAINMENT, INC.
                                         -------------------------
                                         Registrant

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