Form 10-K
period 2005-01-02
LAKES ENTERTAINMENT INC
filed 2005-12-02
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 2, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-24993
LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S., Employer Identification No.)
130 Cheshire Lane, Suite 101, Minnetonka, Minnesota 55305
(Address of principal executive offices)
(952) 449-9092
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	NASDAQ National Market
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of October 17, 2005, 22,299,909 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $249.5 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors. All share and per share data for periods prior to May 3, 2004 have been retroactively restated to give effect to a two-for-one stock split (the “Stock Split”) in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004.
Documents Incorporated by Reference
      None.

Private Securities Litigation Reform Act
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by the Company with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by the Company contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.
      Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
      These risks and uncertainties include, but are not limited to, those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of consultant or management contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; re-listing of Lakes’ common stock on the Nasdaq National Market; and the lack of assurance that Lakes will be able to realize value from its ownership of WPT Enterprises, Inc. (Nasdaq: WPTE) (“WPTE”) common stock equal to the current or future market value of such stock. Because Lakes’ consolidated results of operations include the results of WPTE operations, Lakes is also subject to risks and uncertainties relating to WPTE that may have a material effect on the Company’s consolidated results of operations or the market value of the WPTE shares held by the Company, including inability to achieve financial results from the contemplated business expansion of WPTE; WPTE’s relatively short operating history; reliance on the agreement with the Travel Channel, LLC (“TRV”) for most of Lakes’ consolidated revenues; possible inability of WPTE’s programming to maintain a sufficient audience and exposure to adverse trends in the television production business generally; possible increases in production expenses, compared to fixed license revenues for related episodes; risk of inability to protect WPTE’s proprietary rights or preserve the value of WPTE’s brands; dependence on WPTE’s relationships with member casinos and strategic partners; and reliance on Lakes’ and WPTE’s management. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.
PART I

ITEM 1.	BUSINESS
Business Overview
      Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other businesses, including development of a Company owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of January 2, 2005, Lakes owned approximately 64% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.

Indian Casino Business
      Lakes’ primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities. Lakes currently has development and management agreements with five separate tribes that include one new casino operation in Michigan, two new casino operations in California, and three new casino operations and two existing casino operations in Oklahoma. Lakes, through various subsidiaries, has entered into the following contracts for the development, and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino, to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort to be built on land to be placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near State Highway 94. The casino location will be near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”).

•	Lakes has contracts to develop and manage a casino to be built on the Rancheria of the Jamul Indian Village located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing a new casino and the Tribe’s existing Cimarron casino.

•	Lakes has also explored, and is continuing to explore, numerous other development projects with Indian tribes.
Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective as of January 2005 to improve the performance of the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship.
      Non-Indian Casinos. Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes. Lakes has received various regulatory approvals to develop a Company-owned casino near Vicksburg, Mississippi and continues to proceed with development plans for this casino.
      WPT Enterprises, Inc. WPTE creates internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE is the creator of the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and more than 60 markets globally. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. Through its three business segments, WPT Studios, WPT Consumer Products and WPT Corporate Alliances,

WPTE plans to continue building the World Poker Tour concept into a highly-recognizable brand from which it can generate revenues through license fees, host fees, corporate sponsorships, retail sales, and other sources:

•	WPT Studios. Through its multi-media entertainment business, WPT Studios generates revenue through the domestic and international licensing of broadcast rights and membership fees from casinos and card rooms that host the televised World Poker Tour events. The vast majority of WPT Studios’ historical revenue (and approximately 76% of WPTE’s total historical revenue) has resulted from the licensing of the World Poker Tour television series episodes to the Travel Channel for distribution in the United States. In October 2004, WPTE announced the formation of the Professional Poker Tour (“PPT”). The PPT is an invitation only tournament restricted to poker’s professional elite, including champions from WPT and other major poker competitions. The PPT currently includes five major stops: Foxwoods, Bellagio, Goldstrike Casino, Commerce Casino and Mirage. WPTE will produce these five episodes and contribute certain allocated amounts to the event fees. WPTE intends to license the series for network broadcast or cable telecast.

•	WPT Consumer Products. Through its branded consumer products business, WPT Consumer Products generates revenue through the licensing of its brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products and through its sale of company-produced merchandise featuring its World Poker Tour brand.

•	WPT Corporate Alliances. Through its corporate promotional business, WPT Corporate Alliances generates revenue through sales of corporate sponsorships that include elements of on-air visibility, corporate live event sponsorship, promotional sponsorships and corporate hospitality events.

•	Online Gaming. On February 3, 2005, WPTE finalized its agreement with WagerWorks to develop a WPT-branded real-money gaming website. The site, WPTonline.com, went live in the second quarter of fiscal 2005. WPTonline.com prohibits bets from players in the U.S. and other jurisdictions where online gaming is prohibited. WPTonline.com showcases a WPT-branded poker room featuring ring games, Sit and Gos, and multi-table tournaments for poker games including Texas Hold’Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, the site features an online casino with a broad selection of slots and table games including WagerWorks’ exclusive online titles Monopolytm, Wheel of Fortune®, and The Price is Righttm. On-air promotion of WPTonline.com via international World Poker Tour television broadcasts will be a primary marketing tool for driving poker players to the site.
      Development and Marketing of Table Games. Lakes has recently created a new division to buy, patent and license rights for new table game concepts to market/distribute and license to casinos. The Company is currently testing and marketing a number of new games including, World Poker Tour All In Hold’Em, Rainbow Poker, Pyramid Poker and Bonus Craps.
      Real Estate Holdings. As successor to the Grand Casinos, Inc. (“Grand Casinos”) business as described under “History” below, Lakes has held several parcels of land for development or sale since the spin-off of Lakes to the shareholders of Grand Casinos in 1998, including properties in Las Vegas, Nevada and California. All of such properties have been sold since that time.
History
      Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc, which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. during fiscal 2002. Lakes is the successor to the Indian gaming business of Grand Casinos and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts expired before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired on January 16, 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buyout of the contract effective March 31, 2000.

Indian Casino Business
      Development and Management of Shingle Springs Casino. Plans for the Shingle Springs Casino include an approximately 238,000 square-foot facility (including approximately 80,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50 on the Shingle Springs Rancheria site. The Shingle Springs Casino is currently planned to feature approximately 2,000 slot machines and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.
      In 2000, California voters approved an amendment to the State Constitution, which allows for Nevada-style gaming on Indian land and ratifies the agreement between the State and the Indian Tribe (Tribal Compact). Lakes acquired its initial interest in the development agreement and management contract for the Shingle Springs Casino from Kean Argovitz resorts in 1999 and formed a joint venture, in which the contracts were held, between Lakes and Kean Argovitz Resorts — Shingle Springs, LLC (“KAR — Shingle Springs”). On January 30, 2003, Lakes purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the individual owners of KAR — Shingle Springs (see “Agreements With Owners of KAR Entities” below). During July 2004, the National Indian Gaming Commission (“NIGC”) notified Lakes that it approved the Development and Management Contract between the Shingle Springs Tribe and Lakes, allowing Lakes to manage a Class II and Class III casino.
      The development agreement provides for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract. The principal balance of the transition loan to the Shingle Springs Tribe as of January 2, 2005 is $33.1 million.
      The agreement also provides for Lakes to arrange for financing or, in its discretion, loan to the Shingle Springs Tribe in the form of a facility loan funds for the costs of construction and initial costs of operation up to a maximum of $300 million. In addition, Lakes will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for its management services, Lakes will receive a management fee between 21% and 30% of net income of the operations annually for the first five years, with a declining percentage in years six and seven, as defined by the management contract. Lakes’ management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and the minimum guaranteed payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Shingle Springs Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buyout the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes become payable. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed.
      Development of the casino resort will begin as soon as various regulatory approvals are received and pending litigation is resolved. The Shingle Springs Tribe received regulatory approval of new interchange construction for access to the tribal land of the Shingle Springs Tribe. El Dorado County (the county in which the reservation is located) and another local group commenced litigation in federal and state courts against the California regulatory agencies, attempting to block the approval of the interchange. The federal lawsuit filed by the County challenged the validity of the Environmental Assessment prepared under the National Environmental Protection Act by the NIGC, as required for the approval of the management contract and as required by the Bureau of Indian Affairs for construction of the road which would allow access to the Shingle

Springs Rancheria and site of the proposed casino project. The federal lawsuit also challenged the validity of the Shingle Springs Tribe and the qualification of the Shingle Springs Rancheria as Indian lands which would allow gaming. In January 2005, Lakes announced that the United States District Court for the Eastern District of California issued a favorable ruling on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. El Dorado County and the local opposition group are appealing the federal favorable ruling related to the project. Lakes expects the courts’ rulings to be upheld based on consultation with third-party advisors and their interpretation of the law. A separate California State court case regarding the project is pending. See Item 3 — “Legal Proceedings.”
      Development and Management of Pokagon Casino. The Pokagon Casino is planned to be developed on approximately 675 acres of land owned by the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility will feature approximately 3,000 slot machines and approximately 100 table games as well as multiple restaurants and bars, a parking garage and other facilities. In 1999, Lakes and the Pokagon Band executed a development agreement and management contract, amended in 2005, governing their relationship during the development, construction and management of the casino.
      The development agreement provides for Lakes to advance up to approximately $73.0 million for the purchase of land and for the initial development phase of the project. The development agreement for the Pokagon project also provides that to the extent the Pokagon Band is unable to raise additional funding from third parties at an interest rate not to exceed 13%, Lakes will be required to provide additional financing of up to approximately $54.0 million. Based on extensive discussions with prospective lenders, it appears that third-party financing will be available for this project; however, there can be no assurance that third-party financing will be available at the time the project begins construction. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract.
      The principal balance of the loan to the Pokagon Band as of January 2, 2005, is $44.5 million. The management contract is subject to the approval of the NIGC and is for a term of five years from the opening of the casino and may be for seven years under certain circumstances. Lakes will receive 24% of net income up to a certain threshold and 19% on net income over that threshold, as a management fee. Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon Casino and is subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Pokagon Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not exceeded certain levels. The Pokagon Band may also buyout the management contract after two years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. If the Pokagon Band elects to buyout the contract, all outstanding amounts owed to Lakes become payable.
      Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (“FONSI”) in January 2001 and filed a legal notice of its intent to place into trust 675 acres near New Buffalo, Michigan on behalf of the Pokagon Band. Under federal law, a 30-day waiting period was required for public comments to be made before the land in trust process could be finalized.
      During the 30-day waiting period, a lawsuit was filed against the federal government in the District Court of Columbia by a Michigan-based group called “Taxpayers of Michigan Against Casinos” (“TOMAC”) to stop the U.S. Department of Interior from placing into trust the land for the casino site. Lakes and the Pokagon Band continued to provide support for this case and believed it would be resolved in favor of the Pokagon Band. The first hearing before the federal judge took place in December 2001. In March 2002, the judge eliminated several of TOMAC’s assertions and continued to review the remaining issues. In January 2003, the judge dismissed all remaining issues except for one and requested additional information from the federal government (BIA) to support their conclusions on that one issue. The BIA submitted the additional information in August 2004, and in March 2005 the federal judge dismissed the last remaining issue filed by TOMAC making it possible for the land to be taken into trust for the gaming project. During the required 60-day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing is scheduled for December 8, 2005. Nevertheless, the appeal could delay the land in trust decision by eight to ten months. While the outcome of the suit cannot be predicted at this time, Lakes’ management believes that this hurdle will be successfully overcome and the casino development will be approved. Casino construction is not planned to start until land is accepted into trust by the Secretary of the Interior and the development agreement and management contract are approved by the Chairman of the NIGC.
      Development and Management of Jamul Casino. Lakes has a contract to develop and manage a casino resort facility with the Jamul Indian Village (“Jamul Tribe”) on land owned by the Jamul Tribe near San Diego, California. Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See “Agreements With Owners of KAR Entities” below.
      The development agreement provides for Lakes to make certain pre-construction advances to the Jamul Tribe up to $30 million. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract. The principal balance of the loan to the Jamul Tribe is $14.5 million as of January 2, 2005. Lakes will receive a management fee between 18% and 30% of the net income of the operations annually for seven years, subject to regulatory approval of the management contract and subject to a minimum guaranteed monthly payment to the Jamul Tribe. Generally, the order of priority of payments from the Jamul Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Jamul Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Jamul Tribe. The management contract includes provisions that allow the Jamul Tribe to buyout the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs. If the Jamul Tribe elects to buyout the contract all outstanding amounts owed to Lakes become payable. The Jamul Tribe may terminate the management contract after five years from the opening date of the casino if any of certain required elements of the project have not been developed.
      In 2000, California voters approved an amendment to the State Constitution, which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort to be located on State Highway 94, approximately 20 miles east of downtown San Diego, will begin once various regulatory approvals are received. The Jamul Tribe has an approximate 6-acre reservation on which the casino will be built. The reservation is located near San Diego, California. Lakes has also acquired 101 acres of land contiguous to the 6-acres of Rancheria land of which 82 acres could be used for the casino support facilities if the land is taken into trust. If such land is not taken into trust the 6-acre reservation will be the site of the casino and support facilities. The land will be transferred to the Jamul Tribe at cost once all approvals are received. Plans for the casino include approximately, 2,000 slot machines and approximately 85 table games along with various restaurants and related amenities. Additional plans include hotel rooms and an event center. The management contract is subject to the approval of the NIGC and is for a term of seven years from the opening of the casino.
      Consulting Agreement and Management Contract with the Kickapoo Tribe. As of November 10, 2005, Lakes and the Kickapoo Tribe terminated their business relationship. The relationship between Lakes and the

Kickapoo Tribe had begun to deteriorate during the third quarter of fiscal 2005 and ended with a decision to terminate the business relationship due to different ideas on how to proceed with the project. Lakes was assisting the Kickapoo Tribe with improving the performance of the Kickapoo Tribe’s gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas (located approximately 140 miles southwest of San Antonio) under the terms of a gaming operations consulting agreement. Lakes and the Kickapoo Tribe entered into the gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in March 2005, effective as of January 19, 2005. For its consulting services, Lakes was to receive $100 per month for 84 months, payment of which was deferred for one year. Subject to regulatory approval, Lakes had planned to manage the existing casino under the management contract in exchange for approximately 30% of total net profits of the project in excess of $12.0 million for each 12 month period over a seven-year term. Lakes also committed to provide advances to the Kickapoo Tribe of up to $2.0 million for business improvement purposes. As of November 15, 2005, Lakes had advanced approximately $1.4 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $4 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes expects that it will work with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts, including repayment of the advances and payment of the unpaid invoices, and to formally terminate the gaming operations consulting agreement, management contract and related ancillary agreements relating to the project.
      Arrangement with Consultant. Lakes has executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Kickapoo Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20 percent of Lakes’ fee compensation, earned under the gaming operations consulting agreement and the management contract with the Kickapoo Tribe (i.e., six percent of the incremental total net income, which is paid by the Company out of its 30 percent share). This agreement provides that payments will be due to Mr. Kean if Lakes is paid by the Kickapoo Tribe.
      Gaming Development Consulting Agreements and Management Contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC)” referred to collectively as the “Pawnee Nation”. In January 2005, Lakes entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with wholly-owned subsidiaries of Pawnee TDC in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.
      The largest of the casino resort developments will be located on approximately 800 acres of Indian gaming land owned by the Pawnee Nation in northern Oklahoma near the Kansas border. This project is planned to include a large first class casino, hotel and meeting space, multiple restaurants and bar venues, an entertainment and event center, a golf course and various other casino resort amenities. The first phase of the project is planned to include approximately 1,200 gaming devices, 24 table games, a poker room, various restaurants and bars, a 150-room hotel and parking.
      The Pawnee Nation currently operates a “Travel Plaza” at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. The Pawnee Nation intends to expand the Travel Plaza to include gaming and has engaged Lakes to assist with this project. When expanded, the planned project will open with approximately 150 gaming devices, four table games, and a full service restaurant and bar.
      As compensation for the performance of its obligations under the management contract for each of these two locations, Lakes is entitled to receive a fee of 30% of net income of the respective casino (as defined in the contract) for a period of five to seven years, depending on the scope of the facilities, less any amounts earned by any Company affiliate for consulting on the two projects. The management contracts are subject to approval of the NIGC and certain other conditions.
      The Pawnee Nation also operates its “Trading Post” Casino, which currently includes approximately 66 gaming devices along with a retail convenience store and gas station in the town of Pawnee, Oklahoma.

Lakes will assist in the management of this project and in its expansion if the Pawnee Nation decides to expand the casino. As compensation for its management services on this project, Lakes will receive a management fee of approximately 30% of net income, as defined in the agreement, based on the incremental net income produced at this location during the length of the management contract, expected to be from five to seven years, less any amounts earned by any Company affiliate for consulting services performed at the Trading Post, subject to regulatory approval and certain other conditions.
      Prior to the approval of the Pawnee Management Contracts by the NIGC, Lakes will provide services under the Pawnee Development Consulting Agreements to each of the three Pawnee casino projects. Under these agreements Lakes plans to provide advances to the Pawnee Nation, if needed, from time to time to each particular project for preliminary development costs as agreed to by Lakes and the Pawnee Nation. Any advances made will accrue interest at prime plus two percent and be repayable in 24 equal monthly installments beginning on the 25th day following the opening date for the project if the loan has not previously been repaid through the project permanent financing. The Pawnee Development Consulting Agreements are for 12 years from the effective date of the agreements or until the project development fees and the project preliminary development loans have been fully paid, whichever date is later, subject to early termination. In addition to interest earned on the project preliminary development loan, Lakes will receive a development fixed fee equal to three percent of project costs at each location and a monthly consulting flat fee for each of the three projects of $5,000 for the Trading Post location, $25,000 for the Travel Plaza location and $250,000 for the new casino per month for 120 months. The above development fixed fees shall be paid on the opening date of each of the projects. No monthly consulting fixed fee is earned or paid prior to the opening date of the project. After the opening date of the project the monthly consulting fixed fee shall be due and paid commencing on the 25th day of the following calendar month and each successive month.
      The Pawnee Development and Consulting Agreements and Pawnee Management Contracts are subject to NIGC review and include provisions for an early buyout of the Pawnee Development and Consulting Agreements and the Pawnee Management Contracts by the Pawnee Nation.
      Arrangement with Consultant. The Company has executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Pawnee Nation) rendered to the Company. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20 percent of the Company’s fee compensation, earned under the Pawnee Development and Consulting Agreements and Pawnee Management Contracts with the Pawnee Nation (i.e., six percent of the incremental total net income or 20 percent of the Company’s 30 percent share). This agreement provides that payments will be due to Mr. Kean when the Company is paid by the Pawnee Nation.
      Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma. On March 15, 2005, the Company, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. The Company will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Development Project”); and (ii) consulting on the refurbishment of and operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins, Oklahoma (the “Cimarron Casino”). The Company will also provide management services for the Iowa Tribe’s casino operations at each location subject to regulatory approval.
      Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:
      The Development Project. For its gaming development consulting services under the Iowa Consulting Agreement related to the Development Project, the Company will receive a development fee of two percent of the project costs of the Development Project, paid upon the opening of the Development Project, and a flat monthly fee of $500,000 for a period of 120 months commencing upon the opening of the Development Project.
      The Company has agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by the Company and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Development Project budget. The Company has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.
      The Iowa Management Contract for the Development Project is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, the Company will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract, less any amounts earned by any Company affiliate for consulting on the Development Project. The Iowa Management Contract term is seven years from the first day that the Company is able to commence management of the Development Project’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buyout the remaining term of the Iowa Management Contract after the Development Project has been in continuous operation for 60 months, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buyout the contract, all outstanding amounts owed to Lakes become payable if not already paid. Subject to certain conditions, the Company agrees to make advances for the Development Project’s working capital requirements, if needed, during the first six months after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Development Project bearing interest at two percent over the prime rate. The Company also agrees to fund any shortfall in certain minimum monthly Development Project payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.
      Cimarron Casino. The Company has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Many of the material provisions of these two agreements are similar to those for the Development Project, except that: (i) the Cimarron Consulting Agreement is primarily for services related to the existing operations (with the possibility of further development); (ii) the Company will provide up to a $1 million business improvement loan rather than a preliminary development loan; (iii) the fee under the Cimarron Consulting Agreement will consist entirely of a limited flat monthly fee of $50,000; and (iv) the annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any Company affiliate for consulting services under the Cimarron Consulting Agreement).
      Arrangement with Consultant. The Company has executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Iowa Tribe) rendered to the Company. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20 percent of the Company’s fee compensation that is received under the Iowa Consulting Agreement, Cimarron Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20 percent of the Company’s 30 percent share). This agreement provides that payments will be due to Mr. Kean when the Company is paid by the Iowa Tribe.
      Agreements With Owners of KAR Entities. The joint venture entities that hold the management contracts for the Jamul and Shingle Springs Casino resorts were previously jointly owned by KAR — California and KAR — Shingle Springs (together, the “KAR Entities”), respectively. Lakes advanced $0.97 million to each of the KAR Entities pursuant to promissory notes dated May 25, 1999 and July 29, 1999 (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs Casino projects. The loans were part of overall transactions in which Lakes acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As such, the business purpose for the loans by Lakes was to acquire interests in the subject casino projects, as the loans were a condition to entering into the joint ventures.
      On January 30, 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities.
      Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of each casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations and 15% of the management fees received by Lakes from the Shingle Springs Casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the Jamul and Shingle Springs Casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase his respective original equity interests in the Lakes’ Subsidiaries and he will be entitled to obtain a 20% equity interest in Lakes’ management contract with the Jamul Casino and a 15% equity interest in Lakes’ management contract with the Shingle Springs Casino. Upon obtaining this interest, Mr. Argovitz will become obligated to repay 50% of the 1999 Notes. If he is not found suitable or does not elect to purchase equity interests in the Lakes Subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the Jamul and Shingle Springs Casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      Additionally, Mr. Kean owes Lakes $1.8 million, which resulted from Lakes’ guaranty of a second mortgage on Mr. Kean’s personal residential property. This guaranty was originally an obligation of Grand Casinos (Lakes’ predecessor) that was assumed by Lakes in connection with its December 31, 1998 spin-off from Grand Casinos. In connection with the guaranty, Lakes took a subordinated security position in the residential property. Additionally, in October 1999, Lakes entered into an Agreement for Indemnification with Mr. Kean wherein Lakes acknowledged that it guaranteed the loan between Mr. Kean and the bank. Pursuant to the guarantee agreement, if Lakes performed under the guarantee, Lakes would be entitled to receive and retain all monies otherwise payable to Mr. Kean with respect to his interest in the KAR — Jamul and KAR — Shingle Springs projects until Lakes has been reimbursed for all monies it might pay to the bank in repayment of or to purchase the Kean loan. In 2001, Mr. Kean defaulted on his payment obligations under the mortgage, Lakes paid off the mortgage pursuant to its guaranty obligations, and Lakes succeeded to the bank’s second mortgage position and to the bank’s security interest in Kean’s shares of common stock in another company (the value associated with the shares of common stock is currently minimal). Lakes subsequently foreclosed on the property and effected a sheriff’s sale, which netted enough proceeds to pay the first mortgage on the house and apply some proceeds toward Mr. Kean’s obligation to Lakes under the second mortgage. As a result of these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million and Lakes recorded a note receivable in that amount in 2001. The note receivable is carried on the consolidated balance sheet and included in other long-term assets. Lakes has executed a Loan and Security Agreement with Mr. Kean and his obligation is secured by his interest in the Jamul and Shingle Springs Casino projects or any other source of income due Mr. Kean by a Lakes entity. Based on our evaluation that it is probable that each of these projects will be successfully completed and given Mr. Kean’s involvement in those and other projects, we believe the note will be repaid.

      Lakes has loaned Mr. Kean amounts in 2004, which are secured by the future operations of certain casino projects, as discussed above. The outstanding amount of this loan was $0.2 million at January 2, 2005. No amounts were outstanding at December 28, 2003. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes from these advances. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.
      In addition, Lakes has an outstanding note receivable of $0.25 million at January 2, 2005 and December 28, 2003, respectively, from Mr. Kean. The majority of this note was repaid in January 2005.
Company-owned Casino Business
      As part of the Company’s business strategy, Lakes also seeks opportunities to develop and operate Company-owned casinos where applicable laws permit.
      In February 2005, Lakes announced that its request for gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi had been granted by the Mississippi Gaming Commission. The site, on the Mississippi River, contains approximately 160 acres located on Magnolia Road in Vicksburg, Warren County, Mississippi. Lakes holds land purchase options for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for an approximately $225 million gaming project, to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a Kid’s Quest, a nightclub, cigar lounge, banquet rooms, and an event center. Lakes is working to complete the site development process and intends to secure financing as needed during 2006. The project could be completed by the end of 2007.
Table Games
      In 2004, Lakes created a new division to buy, patent and license rights for new table game concepts to market and distribute to casinos. Lakes is currently testing and marketing a number of new games, including World Poker Tour All In Hold’Em, Rainbow Poker, Pyramid Poker and Bonus Craps.
Competition
      The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; and card rooms. The casinos to be managed or owned by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of Lakes have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.
      In California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is very well-developed and continues to flourish. California has by far the largest Indian gaming industry of any state, generating an estimated $5.3 billion in gaming revenues in 2004, which represents approximately one-fourth of all Indian gaming revenue in the United States. There were 56 Indian gaming facilities in California in 2004, with a total of approximately 59,000 slot machines and approximately 1,800 table games.
      Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Michigan Indian gaming facility will compete primarily with the riverboats that operate in northern Indiana. There were five riverboats in northern Indiana in 2004 generating over $1.2 billion in gaming revenue with a total of 8,976 slot machines and 272 table games.

      In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.
      According to the NIGC tribal data reports, from the end of 2001 through 2004, the number of Indian gaming operations has increased by 38, or 11.6%, to 367 operations nationwide. During this same period, tribal gaming revenues increased $6.6 billion, or 51%, to $19.4 billion in the United States. The NIGC reports gaming revenues on a regional basis and Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 185%. This was followed by Region II, which contains California and Northern Nevada, which increased 100% to $5.8 billion in 2004 and is now the highest grossing region. These increases are due largely to the emergence of compacted casinos in California and the introduction and market acceptance of more sophisticated Class II electronic gaming devices.
      Lakes also intends to develop and open a Company-owned casino in Vicksburg, Mississippi, where it will compete with four other established casinos.
      In the market for televised poker tournaments, World Poker Tour competes with producers of several poker-related programs, including the “World Series of Poker”, an annual event hosted by the Horseshoe Casino in Las Vegas that airs on ESPN. “Celebrity Poker Showdown”, which airs on Bravo and showcases the appearances of celebrities more than it does the game of poker, and “Late Night Poker”, a U.K. based program that airs on Fox. Fox also broadcasts “Poker Superstars,” a series of events featuring well-known professional poker players. These and other producers of poker-related programming may be well established and may have significantly greater resources than Lakes does. At this time, all programs that currently compete with the World Poker Tour series revolve around special events. The World Poker Tour series differentiates its programming schedule from competing shows by airing the World Poker Tour series in prime time television during the same time slot each week. Lakes believes that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the World Poker Tour series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.
Regulation

Gaming Regulation
      The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain basic provisions that are currently applicable to Lakes in its management, development and financing activities are described below.
      Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless proper licenses, permits and approvals are obtained. An application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate, and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees, and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority were to find a security holder to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals if Lakes recognizes any rights in any entity with such unsuitable person in connection with such securities. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes’ Articles of Incorporation authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries. Once obtained, licenses, permits, and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit, or restrict a license for any cause they deem reasonable.

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

Indian Gaming
      The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Authority (“IGRA”), which is administered by NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the “Secretary”) and the Bureau of Indian Affairs (“BIA”). The regulations and guidelines under which NIGC will administer the IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.
      Lakes may need to provide the BIA or NIGC with background information on each of its directors and each shareholder who holds five percent or more of Lakes’ stock (“5% Shareholders”), including a complete financial statement, a description of such person’s gaming experience, and a list of jurisdictions in which such person holds gaming licenses. Background investigations of key employees also may be required. Lakes’ Articles of Incorporation contain provisions requiring directors and 5% Shareholders to provide such information.
      The IGRA currently requires NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. Prior to NIGC assuming its management contract approval responsibility, management contracts and other agreements were approved by the BIA. The NIGC may review any of Lakes’ management contracts and collateral agreements for compliance with the IGRA at any time in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or the tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.
      In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance, or a trustee, exercising due diligence, would not approve such management contract.
      A management contract can be approved only after NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding

30% of profits; provided that the NIGC may approve up to a seven-year term if NIGC is satisfied that the capital investment required, the risk exposure, and the income projections for the particular gaming activity justify the longer term.
      The IGRA established three separate classes of tribal gaming — Class I, Class II, and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries, and pari-mutuel wagering.
      The IGRA prohibits substantially all forms of Class III gaming unless the tribe has entered into a written agreement with the state in which the casino is located that specifically authorizes the types of commercial gaming the tribe may offer (a “tribal-state compact”). The IGRA requires states to negotiate in good faith with tribes that seek tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under the IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states’ consent.
      Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, Lakes may not be able to develop and manage casinos in states that refuse to enter into, or renew, tribal-state compacts.
      In addition to the IGRA, tribal-owned gaming facilities on Indian land are subject to a number of other federal statutes. The operation of gaming on Indian land is dependent upon whether the law of the state in which the casino is located permits gaming by non-Indian entities, which may change over time. Any such changes in state law may have a material adverse effect on the casinos managed by Lakes.
      Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value . . . in consideration of services for said Indians relative to their lands . . . unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.
      The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code (“ITLA”) states that “any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500. . .” No such licenses have been issued to Lakes to date. The applicability of the ITLA to Indian gaming management contracts is unclear. Lakes believes that the ITLA is not applicable to its management contracts, under which Lakes provides services rather than goods to Indian tribes. Lakes further believes that the ITLA has been superseded by the IGRA.
      Indian tribes are sovereign nations with their own governmental systems, which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations. Courts strictly construe such waivers. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements, however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by the IGRA.

Non-gaming Regulations
      The Company and its subsidiaries are subject to certain federal, state, and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. The Company believes that it is currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to the Company’s operations.
Intellectual Property

Trademarks
      Lakes has several pending applications for registration of marks used in connection with casino table games, but intends to pursue registration under only two applications relating to the mark FOUR THE MONEYtm, filed on September 10, 2004 and November 18, 2004. On August 1, 2005, Lakes filed an application for registration of the service mark CARLOS SOPRANO’Stm to be used in connection with restaurant and related entertainment services.

Patents
      Lakes owns several United States patents for various casino games sold by the Company. These patents expire at various times over the next 10 to 20 years. Lakes also owns three pending patent applications for games.

Licenses
      Lakes entered into a license agreement with Sklansky Games, LLC, dated May 17, 2004 under which the Company acquired an option to obtain an exclusive worldwide, royalty-bearing license to all patent, copyright and other intellectual property rights related to a casino table game developed by Sklansky Games, LLC, subject to certain marketing restrictions. This option also includes the right to use the trademark ALL-IN HOLD’EM POKERtm. During the fourth quarter of 2004, Lakes exercised its option by paying $25,000 to Sklansky Games, LLC.
      Lakes entered into a license agreement with WPTE, dated May 17, 2004, which gives the Company exclusive worldwide, royalty-bearing license to use the name “World Poker Tour”, a tutorial video and the trademark WORLD POKER TOUR and Design in connection with any casino table game or video-enhanced table game used in any legal commercial gaming establishment.
      Both agreements will remain in effect as long as Lakes pays minimum annual performance royalty payments, as defined in the agreements.

Real Estate Holdings
      Lakes formed a joint venture with another company to develop approximately 2000 acres owned by the joint venture in Eastern San Diego County. This land was sold during the first quarter of fiscal 2004.
      Lakes has held several parcels of land in Las Vegas. In 2001, the Company transferred title and ownership obligations of the Polo Plaza shopping center property to Metroflag Polo, LLC. In conjunction with this transaction, Lakes transferred to Metroflag BP, LLC, rights to and obligations of the adjacent Travelodge property. These transactions have been restructured since the transfer. Lakes received final payments related to these transactions during July 2005. See Notes 7 and 8 to the Consolidated Financial Statements included in Item 8.

Employees
      At November 15, 2005, Lakes had approximately 39 full-time employees. WPTE had approximately 79 full-time employees. Lakes believes its relations with employees are satisfactory.

      The Company has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos. The Lakes’ team has individual specialists on staff that mirrors each of the functional areas found in a casino, including the following:

•	Gaming Operations

•	Construction & Development

•	Finance/ Accounting

•	Legal/ Regulatory

•	Security

•	Systems/ IT

•	Food & Beverage

•	Retail

•	Marketing

•	Human Resources
      Lakes’ management believes this team represents a valuable asset that provides a competitive advantage in creating and enhancing relationships with Indian tribes in the Indian casino business and in the pursuit of non-Indian casino opportunities.

Website and Available Information
      Our website is located at www.lakesentertainment.com. Information on the website does not constitute part of the Annual Report on Form 10-K.
      We make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to our shareholders at our website or upon written request to our Chief Financial Officer at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.

ITEM 1A.	RISK FACTORS
      In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of us.
      Our common stock was delisted from the Nasdaq National Market effective August 10, 2005 and there is no assurance that our common stock will be re-listed.
      We received a Nasdaq Staff Determination letter on April 20, 2005, indicating that we were not compliant with Nasdaq listing standards because we did not timely file our Annual Report on Form 10-K for the year ended January 2, 2005 and our Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005 with the United States Securities and Exchange Commission, referred to as the SEC. As a result, our common stock was subject to delisting from the Nasdaq National Market. The delisting notification is standard procedure when a Nasdaq listed company fails to complete a required filing in a timely manner. On August 9, 2005, we received notice from the Nasdaq Stock Market Listing Qualifications Department that the Nasdaq Listing Qualifications Panel determined to delist our common stock from the Nasdaq National Market effective as of the opening of business on August 10, 2005.

      We will apply for re-listing of our common stock with the Nasdaq Stock Market Listing Qualifications Department once we become current with the Nasdaq Marketplace Rule No. 4310(c)(14). There can be no assurance that the Panel will grant our request for re-listing.
      The completion of our planned Indian and non-Indian casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control.
      Although we and certain members of our management team have experience developing and managing casinos owned by Indian tribes and located on Indian land, neither we nor any of these individuals has developed or managed a casino in the States of California, Michigan, or Oklahoma. In addition, the gaming industry in each of the locations where we plan to develop and manage casinos has a limited operating history and faces several legal and procedural challenges that will need to be resolved prior to the commencement of our development activities and the opening and operation of the respective casinos.
      The opening of each of our proposed facilities will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.
      No assurances can be given that once a schedule for such construction and development activities is established, such development activities will begin or will be completed on time, or any other time, or that the budget for these projects will not be exceeded.
      In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos. Certain of our casino projects have been significantly delayed as a result of such litigation, and there is no assurance that the litigation can be successfully resolved or that our casino projects will not experience further significant delays before resolution.
      Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. These factors or delays or difficulties in obtaining any of the requisite licenses, permits, allocations and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design. In addition, once developed, no assurances can be given that we will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently.
      With each project we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than we originally planned in order to complete development, increasing the risk to us in the event of a default by the casino.
      Any significant delay in, or non-completion of, our planned Indian and non-Indian casino development projects could have a material adverse effect on our profitability.
      Since the expiration of our management contract for Grand Casino Coushatta (the last remaining Indian-owned casino managed by us) on January 16, 2002, we have generated no revenue from our casino management activities. Given the absence of current casino management-related operating revenue with which to offset the investment costs associated with our current or future casino development projects, delays in the completion of our current development projects, or the failure of such projects to be completed at all, may cause our operating results to fluctuate significantly and may adversely affect our profitability. In addition, because our future growth in revenues and our ability to generate profits will depend to a large extent on our ability to increase the number of our managed casinos or develop new business opportunities, the delays in the completion or the non-completion of our current development projects may adversely affect our ability to realize future growth in revenues and future profits.
      The termination of our management contracts and consulting agreements with Indian tribes may have a material adverse effect on our results of operations and financial condition.
      The terms of our current management contracts and consulting agreements provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by a tribe of its buyout option. Without the realization of new business opportunities or new management contracts or consulting agreements, management contract or consulting agreement terminations could have a material adverse effect on our results of operations and financial condition.
      If our current casino development projects are not completed or fail to successfully compete once completed, we may lack the funds to compete for and develop future gaming or other business opportunities which may have a material adverse effect on our results of operations.
      The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; and card rooms. The casinos to be managed or owned by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.
      We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Many of our competitors have more personnel and may have greater financial and other resources than us. Such competition in the gaming industry could adversely affect our ability to attract customers which would adversely affect our operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our managed casinos to competitors in such jurisdictions.
      We could be prevented from completing our current casino development projects or pursuing future development projects due to changes in the laws, regulations and ordinances (including tribal or local laws) that apply to gaming facilities or the inability of us or our key personnel, significant shareholders or joint venture partners to obtain or retain gaming regulatory licenses.
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
      The rapidly-changing political and regulatory environment governing the gaming industry (including gaming operations which are conducted on Indian land) makes it impossible for us to accurately predict the effects that an adoption of or changes in the gaming laws, regulations and ordinances will have on us. However, the failure of us, or any of our key personnel, significant shareholders or joint venture partners, to obtain or retain required gaming regulatory licenses could prevent us from expanding into new markets, prohibit us from generating revenues in certain jurisdictions, and subject us to sanctions and fines.
      The political and regulatory environment in which we operate, including with respect to gaming activities on Indian land, is discussed in greater detail in this Annual Report on Form 10-K under the caption “Business-Regulation” in Item 1.
      If the NIGC elects to modify the terms of our management contracts with Indian tribes or void such contracts altogether, our revenues from management contracts may be reduced or eliminated.

      The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. The NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on us. Currently, only the Shingle Springs management contract has been approved by the NIGC. The other management contracts have not received final approval by the NIGC and may require modification prior to receiving approval.
      If Indian tribes default on their repayment obligations or wrongfully terminate their management contracts with us, we may be unable to collect the amounts due.
      We have made, and may make, substantial loans to tribes for the construction, development, equipment and operations of casinos managed by us. Our only recourse for collection of indebtedness from a tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. We have subordinated, and may in the future subordinate, the repayment of loans made to a tribe and other distributions due from a tribe (including management fees) in favor of other obligations of the tribe to other parties related to the casino operations. Accordingly, in the event of a default by a tribe under such obligations, our loans and other claims against the tribe will not be repaid until such default has been cured or the tribe’s senior casino-related creditors have been repaid in full.
      A deterioration of our relationship with an Indian tribe could cause delays in the completion of a casino development project with that tribe or even force us to abandon a casino development project altogether.
      Good personal and professional relationships with Indian tribes and their officials are critical to our proposed and future Indian-related gaming operations and activities, including our ability to obtain, develop and effectuate management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing a tribe may be replaced by appointment or election or become subject to policy changes. Replacements of tribe officials or administrations, changes in policies to which a tribe is subject, or other factors that may lead to the deterioration of our relationship with a tribe may cause delays in the completion of a development project with that tribe or prevent the project’s completion altogether, which may have an adverse effect on the results of our operations.
      If funds from our operations are insufficient to support our cash requirements and we are unable to obtain additional financing in order to satisfy these requirements we may be forced to delay, scale back or eliminate some of our expansion and development goals, or cease our operations entirely.
      We will require additional capital through either public or private financings to meet operating expenses during the remainder of 2005 and 2006 and we are currently considering various financing alternatives. We will also need additional financing to meet our obligations related to our casino projects as soon as regulatory approvals are received and construction can begin. Such financings may not be available when needed on terms acceptable to us or at all. Moreover, any additional equity financings may be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals, or might require us to cease our operations entirely. Our financial condition and resources are discussed in greater detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
      In addition, the construction of our Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Any guarantees by us or similar off-balance sheet liabilities, if any, will increase our potential exposure in the event of a default by any of these tribes.
      For the Pokagon Casino project, we have agreed to finance all phases of the project entirely from our own funds if financing at an interest rate of 13% or less is not available from the capital markets. If this occurs and we are required to provide all financing, this would be an additional commitment of up to approximately $54 million. While it currently appears that third-party financing will be available for this project, there can be no assurance third-party financing will be available and that we will not be required to provide this additional financing.
      If one or more of our Indian casino projects fail to open, the recorded assets related to those projects will be impaired and there will be a material adverse impact on our financial results.
      We record assets related to Indian casino projects on our consolidated balance sheet as long-term assets related to Indian casino projects. The majority of our long-term assets related to Indian casino projects are in the form of loans to the tribes pursuant to our financing agreements with varying degrees of collection risk, and with repayment often dependent on the operating performance of each gaming property. These loans are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At January 2, 2005, we had $125.6 million in long-term assets related to Indian casino projects, of which $67.1 million was in the form of notes receivable which are recorded at fair value on the consolidated balance sheet. The notes receivable represented approximately 32% of our total assets. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The loans are made to Indian tribes for pre-construction financing related to gaming properties being developed by us. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective tribes.
      Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of the management contract, land held for development and other costs incurred in connection with opening the casino of $41.1 million, $15.4 million and $2.0 million, respectively, at January 2, 2005. It is possible that one or more of our Indian casino projects will fail to open, which will render the majority of the assets related to the Indian casino project impaired. See accounting policy within Note 1 of the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K. During the second quarter of fiscal 2004, related to our decision to discontinue funding the Nipmuc Nation project in Massachusetts, we recorded an impairment charge of $5.8 million related to long-term assets related to the Nipmuc Nation project. We also recorded an unrealized loss on notes receivable of $0.8 million as a result of determining the fair value of the note receivable from the Nipmuc Nation to be $0. The impairment and unrealized loss was recorded as a result of the BIA, in June 2004, denying the Nipmuc Nation status as an Indian Tribe and sovereign government within the meaning of federal law. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Description of each Indian casino project and evaluation of critical milestones — Nipmuc Nation.” If there are significant losses in the future relating to impairment of value of the long-term assets related to Indian casino projects, this could have a material adverse effect on our results of operations and financial condition. As our existing casino projects continue development or we enter into new business arrangements, we expect to make additional loans to Indian tribes and other parties in the future, which will be subject to the risks described above.
      During September 2005, legislation was proposed to amend the Gambling Devices Act of 1962 which could negatively affect projected management/consulting fees from the Shingle Springs and Jamul Casino projects.
      During September 2005, the Department of Justice proposed legislation that would amend the Gambling Devices Act of 1962 (commonly referred to as the Johnson Act). The proposal seeks to clarify the difference between Class II and Class III machines. It prohibits tribes from operating games that resemble slot machines without a tribal-state compact. The legislation proposes to amend the Johnson Act in three significant ways. First, the definition of “gaming device” in Section 1171 of the Johnson Act would be amended to clarify how the element of chance can be provided in a gaming device. Second, Section 1172 of the Johnson Act would be amended to clarify that certain “qualifying” technologic aids could be transported and used in Indian country. Third, a new Section (d) would be added to Section 1175 of the Johnson Act to provide an express exception to allow technological devices to be used in Class II gaming.
      This is only proposed legislation, but if passed it could affect our planned casino operations for the Shingle Springs Tribe and the Jamul Tribe and distributable management fees to us. Class II machines are planned to be used at the Shingle Springs and Jamul Casinos. If the legislation were passed there is no assurance that substitute allowable Class II machines would result in the same projected operating results as the Class II machines currently planned to be used and in use by the above-mentioned projects. If this were to occur it could have a material adverse effect on our results of operations and financial conditions.
      Our entry into new businesses may result in future losses.
      We have announced that part of our strategy involves diversifying into other businesses such as developing and owning our own casino and the development and marketing of our own table games. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us. These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services, and obtaining regulatory approvals required to conduct the new businesses. There is no assurance that diversification activities will successfully add to our future revenues and income.
      We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results.
      As of January 2, 2005, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 64% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results include WPTE operations. In fiscal 2003 and fiscal 2004, all of our consolidated revenues of $4.3 million and $17.6 million, respectively, were derived entirely from the WPTE business, mainly from license fees for United States telecast of World Poker Tour television episodes. WPTE has an agreement for a third season with the TRV, for broadcast of the World Poker Tour series on cable television which began airing in the fourth quarter of 2004 and continued airing in 2005. TRV exercised its option for Season Four in March 2005 and has options for three additional seasons. WPTE’s revenues were $12.8 million for the nine months ended October 2, 2005 from the delivery of thirteen Season Three episodes and one Season Four episode, international television licensing of the World Poker Tour’s Season One and Two and product licensing fees. However, we can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. The risks include, but are not limited to, WPTE’s short operating history, WPTE’s dependence on its agreements with TRV, continued public acceptance of the World Poker Tour programming and brand, protection of WPTE’s intellectual property rights, and WPTE’s ability to successfully expand into new and complementary business, including internet gaming.
      We are dependent on the ongoing services of our Chairman and Chief Executive Officer, Lyle Berman, and the loss of his services could have a detrimental effect on the pursuit of our business objectives, profitability and the price of our common stock.
      Our success will depend largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. We do not have an employment agreement with Mr. Berman or a key man life insurance policy on him.
      Our Articles of Incorporation and Bylaws may discourage lawsuits and other claims against our directors.
      Our Articles of Incorporation and Bylaws provide, to the fullest extent permitted by Minnesota law, that our directors shall have no personal liability for breaches of their fiduciary duties to us. In addition, our Bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. These provisions reduce the likelihood of derivative litigation against our directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.
      Our Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if the transaction would be beneficial to our shareholders.
      Our Articles of Incorporation authorize our Board of Directors to issue up to 200 million shares of capital stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. The Board of Directors may authorize additional classes or series of shares that may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could adversely affect the rights of holders of our common stock and reduce the value of our common stock. If our Board of Directors authorize the issuance of preferred stock in the future, this authorization could make it more difficult for a third party to acquire us, even if a majority of our holders of common stock approved of such acquisition.
      The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of our common stock may be significantly affected by many factors, including:

•	obtaining all necessary regulatory approvals for our casino development projects;

•	litigation surrounding one or more of our casino developments;

•	changes in requirements or demands for our services;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings or (loss) per share estimates by market analysts or speculation in the press or analyst community; and

•	general market conditions or market conditions specific to particular industries.
      We have issued numerous options to acquire our common stock that could have a dilutive effect on our common stock.
      As of January 2, 2005, we had options outstanding to acquire 5.2 million shares of our common stock, exercisable at prices ranging from $3.27 to $11.04 per share, with a weighted average exercise price of approximately $5.72 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.
      The market price of our common stock may be reduced by future sales of our common stock in the public market.
      Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of January 2, 2005, these shares consist of approximately 6.2 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None

ITEM 2.	PROPERTIES
Corporate Office Facility
      On January 2, 2002, as per the terms of an agreement with Grand Casinos, Lakes purchased the corporate office building for $6.4 million, which is included as part of property and equipment on the accompanying consolidated balance sheets as of January 2, 2005 and December 28, 2003. Lakes occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants.

ITEM 3.	LEGAL PROCEEDINGS
Slot Machine Litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have also filed motions seeking the payment of costs and attorney fees and defendants have until November 28, 2005 to complete their briefing on the motions.
      The Company has not recorded any liability for this matter as currently an estimate of any possible loss cannot be made. Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.
Willard Eugene Smith Litigation
      On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR) and related persons and entities. In the counterclaim, Smith asserted that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR Entities or their principals relating to the Shingle Springs and Jamul Casinos that Lakes’ subsidiaries are developing in California. Smith also sought recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement. Trial for the above litigation commenced in April 2005. In May 2005, the jury in the state court case reached a verdict in favor of Lakes and the other defendants. The jury in the case found that there was no agreement with Smith relating to the ongoing monthly payments or the percentage of management fees. The jury also found that Smith was not entitled to damages. As a result of the verdict against Smith, a second phase of the trial, which would have sought to recover from Lakes any damages awarded, will not be necessary. Smith filed a Motion for a Partial Retrial on the issue of damages which was denied automatically by operation of law. Smith failed to timely file an appeal to the Texas Court of Appeals, so the judgement has become final.
El Dorado County, California Litigation
      On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court of the State of California, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (CalTrans) prepared and filed the clarification addendum sought by the court. Prior to the court’s determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly’s ruling to the California Court of Appeals on all of the remaining issues.
      A ruling with respect to the addendum was issued June 21, 2004 by the Superior Court of the State of California, County of Sacramento. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the court’s earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover, such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e., CalTrans) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004 and the court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling was separately appealed to the California Court of Appeals (the “Court”) and an oral argument for these appeals and the appeals of El Dorado County and Voices of Rural Living was held before the Court on August 29, 2005.
      The Court issued its decision on the appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
      The Company has not recorded any liability for this matter as management currently believes that the Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.
Grand Casinos, Inc. Litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Caesars Entertainment, Inc.” or “Caesars”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.
Louisiana Department of Revenue Litigation Tax Matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended December 31, 1999 through December 31, 2001 and additional Louisiana corporation franchise tax for the tax years ended December 31, 2000 through December 31, 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana, Docket No. 527596, Section 23. In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. The Company has recorded a reserve related to this examination which is reflected as part of income taxes payable on the Company’s consolidated balance sheets.
WPTE litigation with TRV
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the PPT, and to clarify and enforce WPTE’s rights with respect to the WPT. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the

WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. Despite WPTE’s dispute with TRV, WPTE remains committed to fulfilling its obligations to TRV in connection with the World Poker Tour series.
Other Litigation
      Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including the matters discussed above, is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Lakes became a publicly held company effective December 31, 1998. The common stock began trading on the Nasdaq National Market under the symbol LACO on January 4, 1999.
      Lakes received a Nasdaq Staff Determination letter on April 20, 2005, indicating that the Company was not compliant with Nasdaq listing standards because Lakes did not timely file its Annual Report on Form 10-K for the year ended January 2, 2005 and its Quarterly Report on Form 10-Q for the fiscal quarter ended April 3, 2005 with the SEC. As a result, Lakes’ common stock was subject to delisting from the Nasdaq National Market. The delisting notification is standard procedure when a Nasdaq listed company fails to complete a required filing in a timely manner. On August 9, 2005, Lakes received notice from the Nasdaq Stock Market Listing Qualifications Department that the Nasdaq Listing Qualifications Panel determined to delist Lakes’ common stock from the Nasdaq National Market effective as of the opening of business on August 10, 2005.
      Lakes will apply for re-listing of its common stock with the Nasdaq Stock Market Listing Qualifications Department once Lakes has become current with the Nasdaq Marketplace Rule No. 4310(c)(14). There can be no assurance that the Panel will grant Lakes’ request for re-listing. Subsequent to Lakes’ delisting from the Nasdaq National Market quotations for Lakes’ common stock appear on the Pink Sheets (a quotation service for subscribing market makers) under the symbol LACO.

      The high and low sales prices per share of the Company’s common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq National Market:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended January 2, 2005:
High	$15.05	$17.05	$11.43	$16.75
Low	7.65	8.82	8.58	10.10
Year Ended December 28, 2003:
High	$3.30	$3.91	$5.21	$7.69
Low	2.51	2.51	3.85	4.58
      On November 22, 2005, the last reported sale price for the common stock was $8.05 per share. As of October 17, 2005, the Company had approximately 900 shareholders of record.
      During April of 2004, the Company’s Board of Directors declared a two-for-one stock split, payable in the form of a 100% stock dividend on Lakes’ outstanding common stock. The stock dividend was paid on May 3, 2004 to shareholders of record as of April 26, 2004.
      As a result of the stock split, shareholders received one additional share of common stock for every share they held on the record date. Upon completion of the split, the number of common shares outstanding was approximately 22.2 million. In connection with the stock split, the Company introduced a direct registration program to provide for uncertified shares through Wells Fargo Shareowner Services, the Company’s transfer agent and registrar. As a result, the additional shares were issued in “book-entry” form without stock certificates and are registered on the books of the Company maintained by Wells Fargo Shareowner Services. All share and per share data for periods prior to May 3, 2004 have been retroactively restated to give effect to the stock split.
      The Company has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. During the period Lakes was required to indemnify Grand Casinos, as a subsidiary of Caesars, for certain specified liabilities, Lakes agreed that it would not declare or pay any dividends, make any distribution on account of Lakes’ equity interests or otherwise purchase, redeem, defease or retire for value any equity interest in Lakes without the written consent of Caesars. This obligation terminated on December 28, 2004.
      The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s overall financial condition and any other factors deemed relevant by the Board of Directors.
      No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended January 2, 2005.

ITEM 6.	SELECTED FINANCIAL DATA
      The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.
      The selected consolidated statement of operations data of the Company and the balance sheet data of the Company are derived from the Company’s Consolidated Financial Statements, as revised to reflect the restatement as more fully discussed in Note 2 to the Consolidated Financial Statements

	Fiscal Years Ended or as of:

	Jan. 2,	Dec. 28,	Dec. 29,	Dec. 30,	Dec. 31,
	2005	2003*	2002*	2001*	2000*

	(In millions, except per share amounts)
Results of Operations:
Total revenue	$18	$4	$2	$35	$59
Total operating income (loss)	(13)	(3)	(16)	(1)	47
Net earnings (loss)	(4)	(2)	(11)	(2)	15
Net earnings (loss) per share — basic	(0.18)	(0.08)	(0.51)	(0.09)	0.71
Net earnings (loss) per share — diluted	(0.18)	(0.08)	(0.51)	(0.09)	0.71
Balance Sheet:
Cash and cash equivalents — unrestricted	$29	$25	$14	$43	$10
Total assets	209	174	178	195	212
Total debt	—	—	—	7	2
Shareholders’ equity	183	162	163	174	175

*	As restated, see discussion in Note 2 to the Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the adjustments relating to the restatement described in Note 2 in the consolidated financial statements.
Overview
      Lakes develops Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development and management agreements with five separate tribes for one new casino operation in Michigan, two in California and with two tribes in Oklahoma for five various casino projects. Lakes is also involved in other businesses, including development of a non-Indian casino and the development of new table games for licensing to casinos. In addition, as of January 2, 2005, Lakes owned approximately 64% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming-themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
Financial Overview
      In fiscal 2003 and fiscal 2004, all of Lakes’ consolidated revenues have been derived from the WPTE business, mainly from license fees for United States telecast of World Poker Tour television episodes. License fees have depended on the number of episodes delivered to TRV in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.

      Lakes’ principal costs and expenses in each of those fiscal years consisted of the following categories:

•	WPTE-related costs and expenses. WPTE production costs are generally deferred and matched with revenues from completed episodes. WPTE’s gross margins were approximately 42% in 2004 and 37% in the 2003 period. WPTE was formed in 2002 but did not begin to earn revenues until 2003. WPTE-related selling, general and administrative expenses increased significantly in 2004 due to business development and costs of WPTE becoming an independent public company.

•	Selling, general and administrative expenses from Lakes’ business activities. These expenses have generally been flat, with fluctuations due primarily to litigation expenses.

•	Lakes’ impairment charges/write-downs. Lakes has recorded net impairment charges/write-downs of $6.2 million, $1.0 million and $9.1 million in 2004, 2003 and 2002, respectively. These impairment charges/write-downs related to its long-term assets related to Indian casino projects and several real estate holdings that carried over from its spin-off from Grand Casinos on December 31, 1998.
      Currently, one uncertainty Lakes is facing is the timing of the opening of the various casinos that Lakes has contracted with Indian tribes to develop and manage. Each casino development project faces unique challenges, including required regulatory approvals and, in some cases, litigation and other challenges brought by opposition groups to block development. Lakes will not receive revenues from any project until these challenges are overcome for that project.
Critical Accounting Policies
      The significant accounting policies that Lakes believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following: revenue recognition, long-term assets related to Indian casino projects and income taxes.
      Revenue recognition: Revenue from the management of Indian-owned casino gaming facilities is recognized in accordance with our policy described below under the caption, “Accounting for long-term assets related to Indian casino projects”.
      WPTE domestic and international television license fee revenues are recognized as earned in accordance with the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films. Revenue is recognized upon receipt and acceptance of episodes by the ultimate customer once the license period has begun. Currently, for international television license fees, WPTE does not consider collectibility to be reasonably assured until the distributor has received payment. WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer.
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
      Deferred Television Costs: WPTE accounts for television costs pursuant to SOP No. 00-2. Television costs related to WPTE’s production of the World Poker Tour television series are included in “other current assets” on the Company’s consolidated balance sheet. Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue generated by the episode once it has been delivered and accepted. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Accounting for long-term assets related to Indian casino projects:

Notes Receivable:
      Lakes is involved as the exclusive developer and manager of Indian-owned casino projects, all of which are in the development phase as of January 2, 2005. The Company has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines that there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to Lakes sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

•	Has the U.S. Government’s Bureau of Indian Affairs federally recognized the tribe as a tribe?

•	Does the tribe hold or have the right to acquire land to be used for the casino site?

•	Has the Department of the Interior put the land into trust for purposes of being used as a casino site?

•	Has the tribe entered into a gaming agreement with the state in which the land is located, if required by the state?

•	Has the tribe obtained approval by the National Indian Gaming Commission of the management agreement?

•	Do other legal and political obstacles exist that could block development of the project and, if so, what is the likelihood of the tribe successfully prevailing?
      In addition to the above factors, Lakes also considers economic and qualitative factors affecting Lakes’ future economic benefits from the project, including the following:

•	An evaluation by Company management of the financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to Lakes, including whether the project would be a financing, development and/or management opportunity.
      The development phase of each relationship commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management phase of the relationship, governed by the management contract, continues for a period of up to seven years. Lakes, as developer and manager, has the exclusive right and obligation to develop, manage, operate and maintain the casino and to train tribal members and others in the operation and maintenance of the casino during the term of the contract. The Company also makes advances to the tribes to fund certain portions of the projects, which bear interest generally at prime plus 1% or 2%. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract Lakes typically earns a management fee calculated as a percentage of the net income of the operations. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fee to Lakes, and other obligations, with the remaining funds distributed to the tribe.

      The Company accounts for its advances to the tribes and its management contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the notes will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the face value of the note plus accrued interest. Changes in fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.
      The determination of fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on a review of critical milestones. If casino opening dates, interest rates, discount rates or the probabilities of the projects opening change significantly the Company could experience unrealized gains or losses that could be material.
      Upon opening of the casino Lakes may conclude that it is no longer reasonably possible that the advances to Indian tribes would be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due. In such situations, the notes receivable will be accounted for under the effective interest method upon opening of the casino and will no longer be adjusted to fair value at each balance sheet date. Any difference between the then fair value of the advances and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.”

Intangible Assets Related to Acquisition of Management Contracts:
      Intangible assets related to the acquisition of the management contracts are accounted for using the guidance in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FASB No. 142). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. Lakes, in accordance with FASB No. 142, will amortize the intangible assets related to the acquisition of the management contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes’ interest in the projects from third parties.

Land Held for Development
      Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company can sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to acquisition of management contracts and other assets related to the Indian casino projects as discussed above.

Other
      Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. These amounts will ultimately be allocated between notes receivable and intangible assets related to the acquisition of management contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs.
      In addition, Lakes incurs certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.
      The consolidated balance sheets as of January 2, 2005 and December 28, 2003 include long-term assets related to Indian casino projects of $125.6 million and $113.1 million, respectively, primarily related to three separate projects. The amounts are as follows by project (in thousands):

	January 2, 2005

		Springs
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at fair value	$35,931	$21,775	$9,345	$15	$67,066
Intangible assets related to acquisition of management contracts	17,604	16,698	6,789	5	41,096
Land held for development	—	8,772	6,661	—	15,433
Other	71	1,315	638	—	2,024

	$53,606	$48,560	$23,433	$20	$125,619

	December 28, 2003

		Shingle
	Pokagon	Springs	Jamul	Nipmuc
	Band	Tribe	Tribe	Nation	Other	Total

Notes receivable, at fair value	$32,371	$14,599	$8,810	$713	$307	$56,800
Intangible assets related to acquisition of management contracts	16,191	12,538	5,898	4,119	—	38,746
Land held for development	—	7,361	6,600	494	—	14,455
Other	511	1,622	533	391	—	3,057

	$49,073	$36,120	$21,841	$5,717	$307	$113,058

      The key assumptions used to value the notes receivable at fair value are estimated casino opening date, projected interest rates, discount rates and probability of projects opening. The estimated casino opening date is based upon the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies was considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but apply different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

      The following table provides the key assumptions used to value the notes receivable at fair value (dollars in thousands):
      Pokagon Band:

	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$55,747 ($44,550 principal and $11,197 interest)	$50,054 ($41,729 principal and $8,325 interest)
Estimated months until casino opens (weighted average of three scenarios)	33 months	34 months
Projected interest rate until casino opens	6.8%	6.4%
Projected interest rate during the loan repayment term	8.2%	9.0%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	75%	70%
      A portion of the notes due from the Pokagon Band includes funds advanced of approximately $24.1 million by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against substantially all of this property, which will be relinquished when the BIA places the land into trust.
      The probability rate was increased from 70% to 75% in fiscal 2004 due to an evaluation of all critical milestones as of January 2, 2005 and due to the anticipated favorable federal judge ruling which was received in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date has been set for December 8, 2005. Due to the delay related to this litigation the estimated casino opening date was extended from November 2006 to October 2007 during the year ended January 2, 2005.
      TOMAC commenced the litigation against the Federal Government in 2001 after the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. The land in trust issue has been the most significant critical milestone delaying the opening of the casino.
      See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon.”
      Shingle Springs Tribe:

	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$38,156 ($33,076 principal and $5,080 interest)	$27,252 ($24,428 principal and $2,824 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	37 months
Projected interest rate until casino opens	7.9%	7.6%
Projected interest rate during the loan repayment term	8.7%	9.6%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	65%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

      The probability rate was increased from 65% to 70% due to an evaluation of the status of all critical milestones as of January 2, 2005. The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in Federal and State Courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals were heard in August 2005.
      In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
      In January 2005, Lakes received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. The federal favorable ruling related to the project is being appealed by El Dorado County.
      Due to delays related to the litigation discussed above, the estimated casino opening date was extended from February 2007 to January 2008 during the year ended January 2, 2005.
      See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”
      Jamul Tribe:

	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$17,306 ($14,467 principal and $2,839 interest)	$14,163 ($12,236 principal and $1,927 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months
Projected interest rate until casino opens	7.9%	7.6%
Projected interest rate during the loan repayment term	8.7%	9.6%
Discount rate	15%	15%
Repayment terms of note*	84 months	12 months
Probability rate of casino opening (weighting of four scenarios)	75%	75%

*	The contract was amended in October 2004, which changed the repayment terms of the notes to seven years.

      Due to delays related to getting land contiguous to the reservation placed into trust, the casino opening date was extended from January 2007 to January 2008 during the year ended January 2, 2005. Because of the slow process, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately 6 acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process.
      Nipmuc Tribe:

	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$6,513 ($5,461 principal and $1,052 interest)	$5,295 ($4,634 principal and $661 interest)
Months until casino opens		72 months
Projected interest rate until casino opens		8.7%
Projected interest rate during the loan repayment term		10.8%
Discount rate		33%
Repayment terms of note		60 months
Probability rate of casino opening		65%
      During the second quarter of fiscal 2004 the notes receivable and other assets related to the Nipmuc Nation project were written-off. See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Nipmuc Nation.”
      The fair value calculation requires that assumptions be made and judgments be applied regarding estimated casino opening dates, projected interest rates, discount rates and probabilities of the projects opening. If the assumptions used in the fair value calculation change significantly the Company could experience unrealized gains or losses that could be material.
      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

		Sensitivity Analysis
	2004
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$35,931,000	$33,957,913	$33,825,802	$29,583,071	$37,904,088	$38,197,409	$40,321,591
Shingle Springs	$21,775,000	$20,252,095	$20,453,118	$19,024,633	$23,297,905	$23,184,255	$24,807,821
Jamul	$9,345,000	$8,734,015	$8,776,784	$8,203,679	$9,955,986	$9,950,775	$10,602,146

	$67,051,001	$62,944,022	$63,055,704	$56,811,384	$71,157,979	$71,332,440	$75,731,558

		Sensitivity Analysis
	2003
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$32,370,999	$30,592,920	$30,515,921	$28,870,347	$34,149,079	$34,375,453	$36,296,708
Shingle Springs	$14,599,000	$13,517,483	$13,690,620	$12,678,978	$15,680,516	$15,570,123	$16,726,341
Jamul	$8,810,000	$8,244,682	$8,262,133	$7,733,340	$9,375,318	$9,395,709	$10,000,074

	$55,779,999	$52,355,085	$52,468,674	$49,282,665	$59,204,913	$59,341,284	$63,023,123

      The assumption changes used in the sensitivity analysis above are hypothetical. The effect of the variation in the probability assumption and estimated opening date on the fair value of the notes receivable from Indian tribes was calculated without changing any other assumptions; in reality, changes in these factors may result in changes in another (for example, the change in probability could be associated with a change in discount rate), which might magnify or counteract the sensitivities.
      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of January 2, 2005 and December 28, 2003. The notes receivable are carried on the consolidated balance sheet at January 2, 2005 and December 28, 2003 at their fair value of $67.1 million and $56.8 million, respectively.

		Balance at January 2, 2005

			Shingle
Advances Principal Balance		Pokagon	Springs	Jamul	Other	Total

Note Receivable Pre-construction	(a)	$20,449	$33,076	$13,517	$—	$67,042
Note Receivable Non — Gaming Land	(b)	13,176	—	—	—	13,176
Note Receivable Land	(b)	10,925	—	950	—	11,875
Note Receivable — Other					$20	20

		$44,550	$33,076	$14,467	$20	$92,113

		Balance at December 28, 2003

			Shingle
Advances — Principal Balance		Pokagon	Springs	Jamul	Nipmuc	Other	Total

Note Receivable Pre-construction	(a)	$17,633	$24,428	$11,386	$4,634	$—	$58,081
Note Receivable Non — Gaming Land	(b)	13,172	—	—	—	—	13,172
Note Receivable Gaming Land	(b)	10,924	—	950	—	—	11,874
Note Receivable — Other		—	—	—	—	914	914

		$41,729	$24,428	$12,336	$4,634	$914	$84,041

(a)	Lakes advances funds to the tribes, which relate to certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and Lakes, in order to obtain the development agreement and management contract, agrees to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	Lakes has purchased land to be used and transferred to the tribe in connection with the casino project. At Pokagon, a portion of the land will be used by the tribe separate from the casino project land.
      The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at January 2, 2005 and December 28, 2003 (in thousands):

	January 2,	December 28,
Pokagon	2005	2003

Monthly stipend	$8,125	$6,625
Construction	2,580	2,535
Legal	1,379	1,300
Environmental	645	531
Design	7,720	6,642

Total principal amount of pre-construction advances	$20,449	$17,633

	January 2,	December 28,
Shingle Springs	2005	2003

Monthly stipend	$4,980	$4,140
Construction	1,605	1,485
Legal	10,290	7,043
Environmental	1,577	1,433
Design	9,120	5,364
Gaming license	3,226	3,026
Lobbyist	2,278	1,937

Total principal amount of pre-construction advances	$33,076	$24,428

	January 2,	December 28,
Jamul	2005	2003

Monthly stipend	$3,319	$2,700
Construction	159	153
Legal	2,606	1,625
Environmental	1,628	1,534
Design	3,640	3,560
Gaming license	429	330
Lobbyist	1,736	1,484

Total principal amount of pre-construction advances	$13,517	$11,386

Lakes’ evaluation of impairment related to Lakes’ long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at fair value:
      The Company evaluates for impairment the intangible assets, land held for development and other costs associated with each of the projects. The assets are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets.
      The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. The Company (as its predecessor Grand Casinos, Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of its Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models.
      Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which the Company’s Indian casinos will be located. In addition, Lakes has many years of casino operations experience within the Company which provides a basis for its revenue expectations. The projections were prepared by Lakes not for purposes of the valuation at hand but rather for purposes of Lakes’ and the tribes’ business planning.

      The primary assumptions included within management’s financial model for each Indian casino project is as follows:
Pokagon Band

	January 2, 2005	December 28, 2003

No. of Class III slot machines	3,000	3,000
No. of Table games	100	100
No. of Poker tables	20	20
Win/ Class III slot machine/day — 1st year	$275	$275
Win/ Table game/day — 1st year	$1,300	$1,100
Win/ Poker game/day — 1st year	$1,000	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 — (6.4)% (decrease due to repayment of senior debt)	Year 2 — (7.7)% (decrease due to repayment of senior debt)
	Year 3 — 1.9%	Year 3 — 0.7%
	Year 4 — 3.6%	Year 4 — 3.2%
	Year 5 — 2.8%	Year 5 — 2.5%
      With regard to the Pokagon Casino project in southwest Michigan, the competitive market consists primarily of five Northern Indiana riverboats. The state of Indiana publicly reports certain results from these riverboat casinos which supports the underlying assumptions in our projections. Specifically, the Northern Indiana trailing twelve months market average for slot machine revenue has consistently been above $300 win per unit per day or greater than $105,000 per machine per year which exceeds the $275 win per unit per day that we used in our Pokagon Casino projections. Of the five casinos in the market, two locations produced a win per unit less than our projections with three casinos producing win per unit revenue amounts greater than our forecast. The closest casino to our location consistently produces approximately $330 win per unit per day.
Jamul Tribe

	January 2, 2005	December 28, 2003

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	65	65
No. of Poker tables	10	10
Win/ Class III slot machine/day — 1st year	$285	$285
Win/ Class II slot machine/day — 1st year	$200	$200
Win/ Table game/day — 1st year	$1,100	$1,100
Win/ Poker table/day — 1st year	$650	$650
Expected increase (decrease) in management fee cash flows	Year 2 — (8.8)% (decrease due to repayment of senior debt)	Year 2 — (8.8)% (decrease due to repayment of senior debt)
	Year 3 — 2.8%	Year 3 — 2.8%
	Year 4 — 2.9%	Year 4 — 2.9%
	Year 5 — 1.9%	Year 5 — 1.9%
	Year 6 — 2.8%	Year 6 — 2.8%
	Year 7 — 1.5%	Year 7 — 1.5%

      The San Diego market contains other Indian-owned casinos in the surrounding area, each of which is self-managed. Because of the proprietary nature of those operations no public information is readily attainable. However, based on the apparent successful nature of their operations (large casinos which continually expand, new hotel developments, new golf courses, etc.) coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.
Shingle Springs Tribe

	January 2, 2005	December 28, 2003

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	100	65
No. of Poker tables	20	10
Win/ Class III slot machine/day — 1st year	$350	$400
Win/ Class II slot machine/day — 1st year	$250	$250
Win/ Table game/day — 1st year	$1,275	$1,275
Win/ Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — (8.9)% (decrease due to repayment of senior debt)	Year 2 — (12.4)% (decrease due to repayment of senior debt)
	Year 3 — 3.6% Year 4 — 3% Year 5 — 5.1% Year 6 — (17)% (management	Year 3 — 1.8% Year 4 — 1.7% Year 5 — 4.0% Year 6 — 1.2%
	fees were reduced in years six and seven) Year 7 — 10.8%	Year 7 — 0.9%
      In the Shingle Springs Sacramento market, there is one other Indian casino that is managed by another public company. Management took into consideration available information related to this other Indian casino when projecting management fees from the Shingle Springs Casino. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.
      As of January 2, 2005 and December 28, 2003 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects. During the second quarter of 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. At that time, Lakes recorded an impairment charge of $5.8 million related to long-term assets related to the Nipmuc Nation project. Additionally, in 2002, Lakes recorded an impairment charge of $1.1 million on Lakes’ intangible assets related to the acquisition of the development agreement for the Cloverdale Indian casino project. In 2002 the Company’s relationship with the Cloverdale Rancheria deteriorated, which resulted in Lakes recognizing an impairment of the intangible asset.
Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement:
      Lakes, in July 1999, entered into a development agreement and management contract with the Pokagon Band, a federally recognized tribe with a compact with the State of Michigan, to develop and manage a casino on approximately 675 acres in southwest Michigan. The first phase of the casino is planned to include approximately 3,000 slot machines, 100 table games, various restaurant and bar venues, enclosed parking, a childcare facility and arcade, and various other resort amenities.

      The development agreement provides for Lakes to advance up to approximately $73.0 million for purchase of land and for the initial development phase of the project. The development agreement for the Pokagon project also provides that to the extent the Pokagon Band is unable to raise additional funding from third parties at an interest rate not to exceed 13%, Lakes will be required to provide additional financing of up to approximately $54.0 million. Based on extensive discussions with prospective lenders, it appears that third party financing will be available for this project; however, there can be no assurance that third party financing will be available at the time construction for the project begins. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit the rights under the management contract.
      Lakes will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The management fee and length of contract are subject to regulatory approval. Assuming the land is taken into trust in 2006, the project is planned to open in 2007.
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of each fiscal year 2002, 2003 and 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	No — In January 2001, the U.S Department of Interior issued a finding of no significant impact (“FONSI”), recommending the land be placed into trust. During the 30-day required waiting period a lawsuit was filed by opposing groups against the casino.	No — The Pokagon Band and Lakes continued to provide support for the case and in January 2003 the federal judge dismissed all issues except for the final issue and requested additional information from the BIA.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005. Subsequently in March 2005 the federal judge dismissed the last remaining issue filed by TOMAC and ruled in favor of the Pokagon

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

Band allowing the land to be placed into trust by the BIA. During the required 60-day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date has been set for December 8, 2005.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.

Financing for construction	No	No; however, the Pokagon Band engaged an investment banker to assist with obtaining financing.	No; however, the Pokagon Band engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Pokagon Band became a federally recognized tribe through an act of Congress prior to them entering into any agreements with Lakes. As part of this congressional action the Federal Government mandated that the Pokagon Band “shall” have land taken into trust on their behalf.
      In 1999, Lakes entered into a development agreement and management contract with the Pokagon Band. At that time the Pokagon Band was federally recognized and they had a compact with the State of Michigan. During 1999 and 2000, Lakes purchased land on behalf of the Pokagon Band.
      In January 2001, the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. During the required 30-day waiting period a lawsuit was filed by the TOMAC against the federal government to stop the land in trust process. Lakes and the Pokagon Band continued to provide support for this case and believed it would be resolved in favor of the Band. The first hearing before the federal judge took place on December 2001. In March 2002, the judge eliminated several of TOMAC’s assertions and continued to review the remaining issues. In January 2003, the Judge dismissed all remaining issues except for one and requested additional information from the federal government (“BIA”) to support their conclusions on that one issue. Due to the fact that all issues except for one had been dismissed, Lakes continued to believe that it was probable that the land would be taken into trust and that the casino would open. The BIA submitted the additional information in August 2004; and in March 2005, the federal judge dismissed the last remaining issue filed by TOMAC making it possible for the land to be taken into trust for the gaming project. During the required 60-day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date has been set for December 8, 2005. The federal lawsuit has been the most significant item delaying the opening of the casino. Lakes believes the outcome of this appeal will be favorable because of the sequence of events that have occurred in favor of the project to date, the existing state of the law and most recently, the March 2005 dismissal of the last remaining item in the lawsuit by the federal judge. The federal judge dismissed claims that the BIA had not completed a sufficient environmental assessment of the proposed casino site. Lakes believes this decision will be upheld during the appeal process because the evidence provided to the federal judge (including legal arguments), which was the federal judge’s basis for his favorable decision as to the sufficiency of the environmental assessment as it relates to the Pokagon project, has been reviewed by third-party advisors of both the Pokagon Band and Lakes, and we and our advisors continue to believe the environmental assessment that has been performed meets all necessary requirements for the land to be taken into trust. We expect approval of the management contract by the NIGC at approximately the same time the land is taken into trust by the BIA. Once the land is taken into trust, Lakes will help the Pokagon Band build and manage their casino development. Construction of the project could begin in mid to late 2006 with an expected opening date twelve months following the start of construction, or mid to late 2007.

Shingle Springs

Business arrangement:
      Plans for the Shingle Springs Casino project include an approximately 238,000 square-foot facility (including approximately 80,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.
      Lakes acquired its initial interest in the development and management contracts for the Shingle Springs Casino from KAR — Shingle Springs in 1999 and formed a joint venture, in which the contracts were held, between Lakes and KAR – Shingle Springs. On January 30, 2003, Lakes purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz). Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to

Lakes during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by Lakes from the Shingle Springs Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Shingle Springs Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 15% equity interest in Lakes’ management contract with the Shingle Springs Casino. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Shingle Springs Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
      The development agreement provides for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit the rights under the management contract.
      The agreement provides for Lakes to arrange for financing or, in its discretion, loan to the Shingle Springs Tribe in the form of a facility loan, funds for the costs of construction and initial costs of operation up to a maximum currently of $300 million. In addition, Lakes will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for its management services, Lakes will receive a management fee between 21% and 30% of net income of the operations annually for the first five years, with a declining percentage in years six and seven, as that term is defined by the management contract. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of each fiscal year 2002, 2003 and 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	N/A, Not necessary, as land is reservation land.	N/A, Not necessary, as land is reservation land.	N/A, Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Financing for construction	No	No; however, the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No; however, the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Shingle Springs Tribe is a federally recognized tribe, has a compact with the State of California and owns approximately 160 acres of reservation land on which the casino can be built. During July 2004, Lakes received notification from the NIGC that the development and management contract between the Shingle Springs Tribe and Lakes, allowing Lakes to manage a Class II and Class III casino, was approved by the NIGC.
      The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of CalTrans on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards.
The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
      In January 2005, Lakes received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. Lakes has monitored the lawsuit in California state court closely, and Lakes believes it is likely that the state court action will be ultimately resolved in favor of the project because the current ruling not only jeopardizes a significant amount of other transportation projects in the state of California, but also because it is contrary to California law. Under state and federal environmental rules, if just one project is stopped or postponed as a result of an environmental ruling similar to the one in this matter, all other ongoing and planned transportation projects likely would be required to satisfy the same air quality requirements imposed by the trial court in order to proceed and they could not do so, resulting in the loss of funding for such projects. Lakes believes that this final issue in state court will ultimately be overcome because the trial court ruling is not only without precedent, but it is contrary to existing case and statutory law. Accordingly, and in light of the trial court ruling’s far-reaching and devastating impact on ongoing road projects, Lakes expects the trial court’s ruling will be reversed on appeal, meaning this project and other road projects in the area will be allowed to move forward. The federal favorable ruling related to the project is being appealed by El Dorado County. Construction of the interchange and casino could begin as early as the third quarter of 2006 with an estimated opening date approximately 14 months after the start of the construction.
      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul Tribe nor the Shingle Springs Tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended, the tribes could operate under their existing compacts which allows for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. Management believes that this number of gaming devices is adequate to equip the planned developments. Therefore, Lakes believes the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Shingle Springs project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

Jamul Tribe

Business arrangement:
      The Jamul Tribe has an approximate 6-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Plans for the casino include approximately 2,000 gaming devices and approximately 85 table games along with various restaurants and related amenities.
      Lakes acquired its initial interest in the development agreement and management contracts for the Jamul casino from KAR — Jamul in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz). The term of the contract is expected to be five or seven years. Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 20% equity interest in Lakes’ management contract with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
      The development agreement provides for Lakes to make certain pre-construction advances to the Jamul Tribe of up to $30 million. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit the rights under the management contract. Lakes will receive a management fee between 18% and 30% of net income of the operations annually for seven years, subject to regulatory approval of the management contract and subject to a minimum priority monthly payment to the Jamul Tribe.
      The Jamul Tribe may terminate the management contract after five years from the opening date of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Jamul Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of each fiscal year 2002, 2003 and 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Yes, 6 acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of	Yes, 6 acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of	Yes, 6 acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and

Critical Milestone	December 29, 2002	December 28, 2003	January 2, 2005

	preparing an EIS, as described below.	preparing an EIS, as described below and completing the land in trust application.	trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted for approval by the NIGC in 2000 and should occur at approximately the same time the land is being placed into trust by the BIA.	No, submitted for approval by the NIGC in 2000 and approval is not expected to occur until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No	No	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Jamul Indian Village is a federally recognized tribe with a compact with the State of California and has an approximate 6-acre reservation on which the casino is planned to be built. The primary effort in this project has been to place approximately 82 acres of land contiguous to the reservation into trust for gaming. Lakes acquired 101 acres of land contiguous to the 6 acres of reservation land of which 19 acres relate to land with certain easements, which will not be accepted into trust. The trust application, including an Environmen-

tal Impact Statement (“EIS”), has been prepared, submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission to determine if the land should be taken into trust. There has been some local opposition regarding the project. An EIS is more rigorous to complete than a more typical EA (Environmental Assessment). The EIS was more intense and took longer to prepare but is considered a better method to address all potential environmental concerns and to mitigate potential future opposition that may delay the project.
      The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately 6 acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate 6-acre project would be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project would change significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Total square footage, nature or cost of the project are not expected to change significantly as it will be primarily the same project being built on a smaller footprint.
      Lakes has consulted with third-party advisors as to the architectural feasibility of the alternative plan and has been assured that the project can be successfully built on the reservation land. The Company has completed economic models for each alternative and concluded that either would result in a successful operation assuming that adequate financing can be obtained. Therefore, the Company believes this project will be successfully completed. The development agreement and management contract is subject to approval by the NIGC and is currently in the review process. A consulting agreement with the Jamul Tribe is also under consideration. Construction of the casino could begin in early 2007 with an estimated opening date of the casino 12 months thereafter.
      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class III slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class III slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul tribe nor the Shingle Springs tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended the tribes could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. This number of gaming devices is adequate to equip the planned developments. Therefore, Lakes believes the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Jamul project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

Other active projects
      Lakes has entered into consulting agreements and management contracts with two other tribes. Lakes will assist these tribes in refurbishing two existing casinos and building three new casinos. As of January 2, 2005 the aggregate long-term assets in these casino projects is less than $0.1 million. In early 2005, the management contracts with each tribe were submitted to the NIGC for approval. Lakes and the tribes expect the majority of the construction necessary for these projects to be funded by third parties. Lakes’ current aggregate financial commitment related to the projects is approximately $2.1 million.

Nipmuc Nation

Business arrangement:
      In July 2001, Lakes entered into development and management agreements with the Nipmuc Nation of Massachusetts (“Nipmuc Nation”) for a potential future casino resort in the eastern United States.
      The Nipmuc Nation is a state-recognized tribe. In January 2001, the Nipmuc Nation received a draft, preliminary factual finding from the Assistant Secretary — Indian Affairs (“AS–IA”) indicating that the Nipmuc Nation was entitled to federal recognition. Based on these facts, as well as the Company’s evaluation of the project’s geographic location and the feasibility of the project’s success given such location, the structure and stability of the tribal government, the scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development, and the nature of the business opportunity, Lakes entered into a development and management contract with the Nipmuc Nation in July 2001.
      The following table represents the status of each of the critical milestones as of December 29, 2002 and December 28, 2003. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones. During the second quarter of 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. At that time, Lakes recorded an impairment charge of $5.8 million related to long-term assets related to the Nipmuc Nation project. Lakes also recorded a realized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation.

Critical Milestone	December 29, 2002	December 28, 2003

Federal recognition of the tribe	No, see discussion below.	No, see discussion below.

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, Lakes had land options where the casino could be built pending BIA approval and placement into trust by the federal government.	Yes, Lakes had land options where the casino could be built pending BIA approval and placement into trust by the federal government.

Usable land placed in trust by Federal government	No, Lakes had purchased land options on behalf of the Nipmuc Nation where the casino would be built pending BIA approval and placement into trust by the federal government. This process would occur after the pending resolution of federal recognition of the tribe.	No, Lakes had land options on behalf of the Nipmuc Nation where the casino would be built pending BIA approval and placement into trust by the federal government. This process would occur after the pending resolution of federal recognition of the tribe

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	No, The Nipmuc Nation did not have a compact with the state. The process for receiving a state compact would occur after resolution of federal recognition	No, The Nipmuc Nation did not have a compact with the state. The process for receiving a state compact would occur after resolution of federal recognition

NIGC approval of management contract in current and desired form	No, The process of receiving NIGC approval of the management contract would occur after the Nipmuc Nation received federal recognition, usable land was placed into trust with the federal government and a state compact was signed.	No, The process of receiving NIGC approval of the management contract would occur after the Nipmuc Nation received federal recognition, usable land was placed into trust with the federal government and a state compact was signed.

Critical Milestone	December 29, 2002	December 28, 2003

Resolution of all litigation and legal obstacles	None	None

Financing for construction	No	No

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Nipmuc Nation is a state recognized tribe. In January 2001, the Nipmuc Nation received a draft, preliminary factual finding from the AS–IA indicating that the Nipmuc Nation was entitled to federal recognition. This finding, however, did not have the approval of the Office of the Solicitor of the Department of Indian Affairs, as required, and in fact, the Office of the Solicitor had approved the recommendation of the BIA, which recommended a proposed negative finding. In September 2001, the Nipmuc Nation received the official proposed negative finding, as evidenced by its publication in the October 1, 2001 Federal Register. As required under law, the Nipmuc Nation was permitted to challenge the proposed negative finding, which the Nipmuc Nation chose to do. The Nipmuc Nation engaged consultants and advisors, including the former Senior Historian for the BIA Branch of Acknowledgement and Research to assist them in submitting a formal response in September 2002. The response was organized in a manner to address the four remaining deficiencies outlined in the BIA’s published proposed negative finding. Indications to Lakes from the Nipmuc Nation and its consultants and advisors throughout the process of preparing the response were very positive about obtaining a reversal of the proposed negative finding. During 2002 and 2003, Lakes continued to believe it was probable the Nipmuc Nation would become a federally recognized tribe because Lakes received advice from independent third-party consultants and advisors that supported a favorable ruling. As a result of this analysis, Lakes believed that, notwithstanding the proposed negative finding, it was probable that the Nipmuc Nation would likely be granted federal recognition based on additional genealogical data and other information submitted by the Nipmuc Nation to the BIA for reconsideration. During the second quarter of 2004, however, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project in the second quarter of 2004. At that time, as discussed above, Lakes wrote-off its long-term assets related to the Nipmuc Nation project. Should the Nipmuc Nation become federally recognized and open a successful casino operation (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its notes receivable and deferred interest.
      The other critical milestones relating to the project were pending the above federal recognition issue discussed above but Lakes believed it was probable the Nipmuc Nation would eventually be successful in obtaining a compact with the State if necessary, NIGC approval of the development and management contract, land placed into trust by the BIA and third party financing.

Cloverdale Rancheria
      On August 10, 2000, the Company entered into a joint venture for the purpose of financing and developing gaming facilities on Indian-owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company (“MRD”). The venture between Lakes and MRD holds the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians (“Cloverdale Rancheria”).
      The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco.

      The following table represents the status of each of the critical milestones as of December 29, 2002 and December 28, 2003. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones. During the fourth quarter of 2004, Lakes wrote-off its long-term assets related to the Cloverdale project after determining that it was not probable that the casino project would open.

Critical Milestone	December 29, 2002	December 28, 2003

Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	No; However, the Cloverdale Rancheria had reached an agreement with a member of the tribe, to lease 12 acres of Indian land for the purpose of conducting gaming. The tribe had the authority to conduct gaming on the site; however, the lease was subject to approval by the Secretary of the Interior.	No; However, the Cloverdale Rancheria had reached an agreement with a member of the tribe, to lease 12 acres of Indian land for the purpose of conducting gaming. The tribe had the authority to conduct gaming on the site; however, the lease was subject to approval by the Secretary of the Interior.

Usable land placed in trust by Federal government	No, the land had not yet been put into trust. In a decision in 1999, the Board of Indian Appeals in the Department of the Interior had held that the Secretary of the Interior had an obligation to accept title to the tribal members property in the name of the United States in trust for the tribal member, subject to the tribal member being able to convey marketable title to the United States. The process was delayed as a result of price negotiation between the tribe and the individual tribal member.	No, the land had not yet been put into trust. In a decision in 1999, the Board of Indian Appeals in the Department of the Interior had held that the Secretary of the Interior had an obligation to accept title to the tribal members property in the name of the United States in trust for the tribal member, subject to the tribal member being able to convey marketable title to the United States. The process was delayed as a result of price negotiation between the tribe and the individual tribal member.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	No, according to the legal opinion, the Cloverdale Rancheria had not yet entered into a gaming compact with the State of California. However, the tribe intended to submit a request for a Class III gaming compact identical in all material respects to compacts entered into in 1999 by approximately 57 Indian tribes and subsequently ratified by the State of California. Therefore, we believed that the compact was likely to be approved. Indian tribes have the right to operate Class II gaming operations without a compact with the state.	No, according to the legal opinion, the Cloverdale Rancheria had not yet entered into a gaming compact with the State of California. However, the tribe intended to submit a request for a Class III gaming compact identical in all material respects to compacts entered into in 1999 by approximately 57 Indian tribes and subsequently ratified by the State of California. Therefore, we believed that the compact was likely to be approved. Indian tribes have the right to operate Class II gaming operations without a compact with the state.

Critical Milestone	December 29, 2002	December 28, 2003

NIGC approval of management contract in current and desired form	N/A, there was no management agreement between the Company and the Cloverdale Rancheria.	N/A, there was no management agreement between the Company and the Cloverdale Rancheria.

Resolution of all litigation and legal obstacles	None	None

Financing for construction	No	No

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes, the form of the agreement between the joint venture and the tribe received a “declination” letter from the NIGC thus allowing the project to go forward in accordance with the agreement.	Yes, the form of the agreement between the joint venture and the tribe received a “declination” letter from the NIGC thus allowing the project to go forward in accordance with the agreement.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      After further evaluation of the site, Lakes proposed to the Cloverdale Rancheria that the agreements be changed to include a management contract to assist the Cloverdale Rancheria with a bigger and better project. The Cloverdale Rancheria offered a counter proposal. Lakes and the Cloverdale Rancheria could not reach agreement on a new management contract. The Cloverdale Rancheria then notified the venture between Lakes and MRD during 2002 that the Cloverdale Rancheria wished to terminate the relationship between the two parties. The partnership advised the Cloverdale Rancheria that the partnership believed the contract to be enforceable. In a written response, the Cloverdale Rancheria acknowledged that although the partnership loaned the Cloverdale Rancheria money and that it would endeavor to repay the money in a timely manner, it believed there was no valid, enforceable contract. Subsequently, the Cloverdale Rancheria refused to respond to a formal confirmation request of the money owed to Lakes and the Cloverdale Rancheria’s sovereign status makes enforcement of Lakes’ asserted contractual rights difficult and uncertain.
      As of December 28, 2003 and December 29, 2002, Lakes had an outstanding note receivable of $0.3 million. Additionally, Lakes had recorded an accrued expense of $0.6 million, which was on the consolidated balance sheet as of December 28, 2003 and December 29, 2002. The accrual represented a potential liability of Lakes to an unrelated third party which was payable upon the opening of the casino. During the fourth quarter of 2004 Lakes determined successful completion of the casino development was not likely given increased local opposition to the planned casino project. Specifically the County Board of Supervisors voted in February 2005 to oppose any casino project in their County. Therefore, in 2004 the Company recorded an unrealized loss on notes receivable of $0.3 million related to the fair value of its note receivable from the Cloverdale Rancheria. Lakes also wrote-off of an accrued liability related to the project of $0.6 million which was only payable if the casino opened. Additionally, in 2002, Lakes recorded an impairment charge of $1.1 million on Lakes’ intangible assets related to the acquisition of the development agreement for the Cloverdale Indian casino project. In 2002 the Company’s relationship with the Cloverdale Rancheria deteriorated, which resulted in Lakes recognizing an impairment of the intangible asset.

Kickapoo Tribe
      Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes committed to provide advances to the Kickapoo Tribe of up to $2.0 million for business improvement purposes. As of November 15, 2005, Lakes had advanced approximately $1.4 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $4 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances and payment of the unpaid invoices, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.
Income Taxes
      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.
      Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of January 2, 2005 except for deferred tax assets related to unrealized investment losses.
Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets — An Amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect SFAS No. 153 to have a material impact on the Company’s financial condition.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) will be effective January 1, 2006. We are currently evaluating the effect that SFAS No. 123(R) will have on our financial position, results of operations and operating cash flows. We have included information regarding the effect on net loss and net loss per common share had we applied the fair value expense recognition provisions of the original SFAS No. 123 in Note 1 to the Consolidated Financial Statements included in Item 8.
Results of Operations
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended January 2, 2005.

Fiscal Year Ended January 2, 2005 Compared to Fiscal Year Ended December 28, 2003
      Revenues. Total revenues were $17.6 million for the fiscal year ended January 2, 2005 (“2004”) compared to $4.3 million for the fiscal year ended December 28, 2003 (“2003”). Revenues for both years were derived from WPTE operations, primarily from television license fees related to the World Poker Tour television series. WPTE receives fixed license payments from TRV subject to satisfaction of production milestones and other conditions. The increase in revenue is primarily due to increased license fees relating to a greater number of Season Two and Three episodes delivered to TRV during 2004, compared to the license fees resulting from the Season One and Two episodes delivered to TRV during 2003. In April 2004, TRV exercised its option to broadcast Season Three and in March 2005, TRV exercised its option for Season Four. TRV has options for three additional seasons. WPTE began delivering Season Three episodes in the fourth quarter of 2004 with the remaining episodes delivered in the first and second quarter of fiscal 2005. Also contributing to the increase is revenue of approximately $1.8 million related to WPTE host fees, sponsorship and other revenue compared to $0.4 million in 2003 due to growth in these areas in 2004.
      Selling, general and administrative expense. Selling, general and administrative expenses were $16.4 million in 2004 compared to $6.9 million in 2003. The increase of $9.5 million was primarily due to an increase of approximately $4.7 million related to WPTE increased headcount costs, professional service fees related to the public offering of WPTE in 2004 and product licensing commissions. The remaining increase of approximately $4.8 million in 2004 is due primarily to an increase in Lakes’ professional fees of approximately $2.9 million and approximately $0.6 million in additional rent expense related to an expected deficiency in the guaranteed residual value of the aircraft the Company leases. The increase in professional fees is due to a reversal of an unused litigation accrual of approximately $3.2 million in 2003 related to the Company’s prior agreement to indemnify Grand Casinos in connection with the Stratosphere litigation matters. The remaining approximately, $1.3 million increase primarily related to increased travel in 2004 to support Lakes’ business development initiatives.

	2004	2003

	(In thousands)
Selling, general and administrative expenses	$16,447	$10,130
Reversal of legal accrual	—	(3,212)

Selling, general and administrative	$16,447	$6,918

      Production costs. Production costs were $10.2 million in 2004 compared to $2.7 million in 2003. WPTE production costs increased $7.5 million as compared to 2003. WPTE production costs and related episode revenues are recognized in the period the relative episode is delivered to TRV. The increase is due to a greater number of episodes being delivered to TRV during 2004 as compared to 2003. The gross profit percentage increased in 2004 to 42% compared to 37% in 2003. The increased gross margin is primarily due to WPTE selling more international television licensing and product licensing as compared to 2003, which are at higher margins.
      Impairment losses. Net impairment losses were $6.2 million in 2004 compared to $1.0 million in 2003. In 2004, Lakes recognized a $5.8 million impairment charge related to long-term assets related to the Nipmuc Nation project. Lakes also recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. In June 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project in the second quarter of 2004. At that time, Lakes recorded the impairment charge as an unrealized loss on notes receivable. Should the Nipmuc Nation become federally recognized and successfully open a casino operation (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its advances and deferred interest. Additionally in 2004, Lakes recognized a net impairment charge of $1.0 million related to the sale of property in Las Vegas, Nevada and a gain of $0.6 million related to the write-off of an accrued liability related to the Cloverdale project of $0.6 million which was only payable if the casino opened. The Company also recorded an unrealized loss on notes receivable of $0.3 million related to the fair value of its note receivable from the

Cloverdale Rancheria. In 2003, Lakes recognized an impairment charge of $1.0 million related to the sale of property in Las Vegas, Nevada.
      Net unrealized gain on notes receivable. Net unrealized gain on notes receivable was $3.1 million and $3.5 million for 2004 and 2003, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed above under “Accounting for long-term assets related to Indian casino projects.”
      Loss from operations. The loss from operations was $12.9 million in 2004 compared to $3.4 million in 2003. The increase in the loss from operations of $9.5 million in 2004 is due primarily to a net increase of $5.2 million related to impairment charges, an increase in selling, general and administrative costs of $4.8 million related to Lakes, partially offset by a $1 million improvement in the operating results of WPTE. The net unrealized gain on notes receivable decreased by $0.4 million in 2004 compared to 2003.
      Other income. Other income was $12.1 million in 2004 compared to $0.8 million in 2003. Other income in 2004 included an $11.3 million settlement received in December 2004 related to a tax sharing agreement entered into in 1998 with Grand Casinos, a subsidiary of Park Place Entertainment, which was renamed Caesars Entertainment, Inc. (“Caesars”). Under the terms of its tax sharing agreement with Grand Casinos, any further tax benefits subsequent to 1998 relating to capital losses resulting from the write-off of its investment in Stratosphere would be shared equally by Lakes and Grand Casinos, up to a benefit of approximately $12.0 million to Lakes. The investment in Stratosphere was prior to Lakes’ spin-off from Grand Casinos in December 1998. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos. Lakes received a cash payment of $11.3 million in settlement of the dispute, which was recorded as other income in the consolidated statement of loss for the year ended January 2, 2005.
      Taxes. The Company recorded a tax provision of $4.0 million as of January 2, 2005 compared to a tax benefit of $1.0 million as of December 28, 2003. The loss before income taxes, equity in earnings (loss) of investments and minority interest was $0.9 million for the period ended January 2, 2005 compared to a loss of $2.6 million for the period ended December 28, 2003. Included in the loss before income taxes in 2004 is the settlement of $11.3 million related to the tax sharing agreement with Grand Casinos. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes. Additionally, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits. As a result, Lakes increased its net valuation allowance by approximately $6.5 million in 2004.
      Equity in earnings (loss) of investments, net of tax. Lakes recognized equity in earnings of investments, net of tax of $0.7 million, which is primarily due to a gain recognized by its 50% ownership interest in 2022 Ranch, LLC. The entity sold land in 2004, and Lakes’ share of the gain was $0.7 million, net of tax.
      Losses Per Common Share and Net Losses. For the fiscal year ended January 2, 2005, basic and diluted losses per common share were $0.18, compared to basic and diluted losses of $0.08 per common share for the same period in the prior year. Net losses for the fiscal year ended January 2, 2005 increased $2.2 million to $4.0 million, compared to $1.8 million for the prior year. This increase in net losses is due to two primary reasons. First, the loss from operations increased $9.5 million. This increase in the loss from operations was offset by an increase of $11.3 million in other income. Secondly, the net improvement in the loss before income taxes, equity in earnings (loss) of investments and minority interest of $1.8 million in 2004 over 2003 was offset by an increase in the tax provision of $5.1 million in 2004 compared to 2003 due primarily to an increase in the Company’s valuation allowance.
      Outlook. It is currently contemplated that there will be minimal operating revenues for 2005 from existing casino development projects. The majority of Lakes’ revenues are expected to come from WPTE in 2005. Besides domestic television licensing revenues from WPTE’s delivery of Seasons Three and Four of the World Poker Tour, other sources of expected revenues include international television licensing revenues resulting from the distribution of the World Poker Tour’s Seasons One and Two and product licensing fees.
Fiscal Year Ended December 28, 2003 Compared to Fiscal Year Ended December 29, 2002
      Revenues. Total revenues were $4.3 million for the fiscal year ended December 28, 2003, compared to $1.5 million in the prior year. Revenues for 2003 were derived from license fees related to the World Poker Tour series, which airs on the Travel Channel. Revenues for the prior year were derived from fees related to the management of Grand Casino Coushatta through January 16, 2002.
      Costs and Expenses.

	2003	2002

	(In thousands)
Operating expenses	$10,130	$7,985
Reversal of legal accrual	(3,212)	—

Selling, general and administrative	6,918	7,985
Production costs	2,687	1,004
Impairment losses	1,000	9,112
Depreciation	547	481

Total costs and expenses	$11,152	$18,582

      Total costs and expenses decreased $7.4 million, to $11.2 million for the year ended December 28, 2003, from $18.6 million for the prior year. Selling, general and administrative expenses included an increase from $8.0 million for 2002 to $10.1 million for 2003, principally due to costs associated with property sales in Las Vegas, Nevada, as well as an increase in costs associated with WPTE during 2003 and the reversal of a legal accrual of $3.2 million. Included in selling, general and administrative expenses were payroll and related taxes and benefits of $4.3 million and $3.5 million and professional fees of $2.9 million and $1.7 million, respectively.
      Production costs increased $1.7 million to $2.7 million for the year ended December 28, 2003, from $1.0 million for the prior year. This increase corresponds with the increase in revenues related to WPTE.
      Impairment losses decreased by $8.1 million in 2003 compared to 2002. The year ended December 28, 2003 included a $1.0 million impairment charge taken on the Polo Plaza property in Las Vegas, Nevada. The year ended December 29, 2002 included $9.1 million of such charges. Of this amount, an impairment charge of $3.0 million related to the carrying value of the Polo Plaza and Travelodge properties in Las Vegas. These properties were owned by Grand Casinos at the time of the spin-off in 1998. The Company contracted to sell these properties to Metroflag. The impairment charges were related to the re-negotiation of the payment amounts and terms. In 2002, Lakes wrote-off a $4.0 million note receivable from Living Benefits Financial Services as management determined the note was not likely to be collected due to increased competition in the Viatical business and restrictions on ability to make further policy acquisitions. The write-off of the note receivable was reflected as an impairment charge. In 2002, Lakes recorded an impairment charge of $1.0 million related to Shark Club property held in Las Vegas, Nevada, which was ultimately sold in 2003 at its adjusted carrying value. Additionally, in 2002 Lakes recorded an impairment charge of $1.1 million on Lakes’ intangible assets related to the acquisition of the management contract for the Cloverdale Indian casino project. In 2002 the Cloverdale Rancheria terminated the management contract with Lakes, which resulted in Lakes recognizing an impairment of the intangible asset.

      Depreciation expenses remained constant at $0.5 million for the years ended December 28, 2003 and December 29, 2002.
      Net unrealized gain on notes receivable. Net unrealized gain on notes receivable was $3.5 million and $0.7 million for 2003 and 2002, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed above under “Accounting for long-term assets related to Indian casino projects.”
      Taxes. Benefit for income taxes was $1.0 million for the year ended December 28, 2003, compared to $4.4 million for the prior year. The effective tax rates for 2003 and 2002 were 38.5% and 29.1%, respectively. The 2002 effective rate was lower due to the provision of additional valuation allowances for tax benefits not expected to be realized related to an impairment of capital assets recognized during 2002.
      Loss per Common Share and Net Loss. For the year ended December 28, 2003, basic and diluted losses per common share were $0.08. This compares to basic and diluted losses per common share of $0.51 for the fiscal year ended December 29, 2002. The net loss decreased from $10.9 million for the year ended December 29, 2002, to $1.8 million for the year ended December 28, 2003.
Financial Condition
      At January 2, 2005, Lakes’ consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $57.6 million. Included in this amount was Lakes’ cash of $24.2 million and Lakes’ short-term investments of $1.1 million. Also included is WPTE cash of $4.5 million and WPTE short-term investments of $27.8 million. WPTE cash and investments are intended to be used in WPTE’s business and not used in Lakes’ business. As of January 2, 2005, Lakes had no operating revenues from casino operations and has had none since the expiration of the management contract with the Coushatta Tribe in January 2002. In 2003, WPTE had revenues of $4.3 million and a net loss of $0.5 million. In 2004, WPTE had revenues of $17.6 million and net earnings of $0.8 million.
      In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE’s cash resources are expected to be used for WPTE’s business and will not be available for the Company’s casino projects or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes’ obligation to fund WPTE operations under a limited revolving note receivable. As of January 2, 2005, Lakes holds 12.5 million shares or approximately 64% of WPTE’s common stock. Lakes’ is subject to Rule 144 regarding volume limitations for sales of WPTE common stock.
      The Company’s primary source of cash for its development of casino projects during the past two years has been from the planned sale of assets. During 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $2.5 million related to the sale of the land as well as through the settlement of a title dispute. Lakes also received proceeds of $5.9 million and $16.8 million in 2004 and 2003, respectively, in connection with the sale of the Polo Plaza and adjacent Travelodge property. Also during 2003, Lakes received $16.0 million related to the sale of the Shark Club property in Las Vegas, Nevada. We expect that proceeds from the sale of assets and proceeds from legal settlements will decrease in future periods. Additionally in December 2004, Lakes received $11.3 million in settlement of a tax sharing agreement with Grand Casinos.
      Our management contracts with our tribal partners require that we provide financial support for project development in the form of loans. These loans are interest-bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. A portion of the advances due from the Pokagon Band in the approximate amount of $24.1 million resulted from funds advanced by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against this property, which will be relinquished when the BIA places the land into trust.

      We currently believe that our existing casino development projects included in the table below will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management contracts. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that it may be forced to cease its operations entirely.
      Following is a table summarizing remaining maximum contractual obligations as of January 2, 2005 (in millions) which reflects the amendment to the airplane lease entered into on May 1, 2005 and an amendment to the Shingle Springs commitment in April 2005:

	Payment Due by Period

		Less Than		More Than

Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining Casino Development Commitment(1)(3)
Jamul Tribe	$8.9	$3.0	$5.9	$—	$—
Shingle Springs Tribe	8.1	5.0	3.1	—	—
Pokagon Band(2)	28.5	2.7	25.8	—	—
Kickapoo Tribe	2.0	2.0
Operating Leases(4)	3.5	2.0	1.3	0.2	—
WPTE Operating Leases(5)	3.0	0.3	0.9	1.0	0.8
WPTE Purchase Obligations(6)	1.3	0.6	0.3	0.3	0.1
WPTE Employee Obligations(7)	1.7	1.0	0.7	—	—

	$57.0	$16.6	$38.0	$1.5	$0.9

(1)	Lakes anticipates that it will require additional capital through either public or private financings to meet the maximum casino development commitments. See table below detailing tribal casino development commitments.

(2)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.

(3)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any one or more of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at January 2, 2005.

(4)	The Company leases an airplane, under a non-cancelable operating lease expiring April 30, 2005. The lease was amended on May 1, 2005. The new term is for a period of up to three years.

(5)	Through April 2005, WPTE had a month-to-month lease for office space. The monthly lease payment fluctuated from month-to-month based on the amount of space it utilized. The average amount paid per month under the lease was approximately $21,000. WPTE signed a new lease and moved into the new office space in April 2005 where the monthly lease payments started at approximately $38,000 and will escalate up to approximately $45,000. The amount set forth in the table above assumes monthly lease payments through May 2011.

(6)	Purchase obligations include the following: One-time development and hardware and software infrastructure fees of $400,000 and annual licensing fee of $135,000, required by the Alderney Gaming Control Commission, payable to WagerWorks; monthly retainer of $7,500 payable to Integrated Corporate Relations through July 2005.

(7)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

Casino Development Advances/ Commitments
As of January 2, 2005

							Commitments in
						Lakes’ Cash	Excess of Available
	Pre-	Land Held		Total	Remaining	and	Cash and
	Construction	for	Total	Funding	Funding	Short-term	Short-term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$14.5	$6.6	$21.1	$30.0	$8.9
Shingle Springs Tribe(b)	33.1	8.8	41.9	50.0	8.1
Pokagon Band(c)	44.5	—	44.5	73.0	28.5
Kickapoo Tribe(d)	—	—	—	2.0	2.0

	$92.1	$15.4	$107.5	$155.0	$47.5	$25.3	$22.2

(a)	Lakes plans to continue making advances on the remaining commitment to the Jamul Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $3.0 million and $5.9 million during 2005 and 2006, respectively, to fulfill its remaining commitment to the Jamul Tribe.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $5.0 million and $3.1 million during 2005 and 2006, respectively, to fulfill its remaining commitment to the Shingle Springs Tribe. As of January 2, 2005, $41.9 million had been advanced related to the Shingle Springs Casino project. The Company, in April 2005, amended Shingle Springs project notes increasing the Company’s total commitment to $50 million. It is anticipated this increase will be adequate to cover pre-construction and land commitments over the next two years.

(c)	Lakes plans to continue making advances on the remaining commitment to the Pokagon Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $2.7 million, $15.0 million and $10.8 million during 2005, 2006 and 2007, respectively, to fulfill its remaining commitment to the Pokagon Tribe.

(d)	Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of November 15, 2005, Lakes had advanced approximately $1.4 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $4 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances and payment of the unpaid invoices, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

      During 2005 Lakes corporate costs, excluding WPTE, which is not expected to require additional capital from Lakes, will approximate $12.5 million. Development project-related costs are expected to approximate $24.0 million during 2005. Lakes’ unaudited cash balance, excluding WPTE cash was approximately $7 million as of November 18, 2005. Lakes’ on-going quarterly corporate costs are expected to approximate $3.5 million and on-going quarterly development project-related costs are expected to approximate $3.5 million, however, a portion of these costs are discretionary and could be deferred if necessary. Additionally, the Company may be required to pay taxes, ranging from $0 to approximately $12 million plus interest and penalties, in 2006 related to two tax matters. It is anticipated that Lakes will require additional capital through either public or private financings to meet operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. The Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of over $80 million as of November 18, 2005. This estimated value is based on the public trading price, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.
      Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners. Lakes also anticipates that it may incur additional pre-construction costs which would require the Company to obtain additional sources of financing. These development costs do not include construction-related costs that would be incurred if any of the projects were to begin construction during the next twelve months. The Company anticipates that it will be necessary to raise additional capital when any of the projects begin construction and believes such financing will be available based on preliminary discussions with prospective lenders. However, such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.
      In addition, the construction of the Company’s Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on Lakes’ results of operations and financial condition. In order to assist the tribes, Lakes may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Any guarantees by Lakes or similar off-balance sheet liabilities, if any, will increase Lakes’ potential exposure in the event of a default by any of these tribes.
      For the Pokagon Casino project, the Company has agreed to finance all phases of the project entirely from its own funds if financing at an interest rate of 13% or less is not available from the capital markets. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third-party financing will be available for this project. However, there can be no assurance third-party financing will be available and that Lakes will not be required to provide this additional financing.
      As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand Casinos through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand Casinos and to pay all related settlements and judgments. The indemnification period expired December 28, 2004 and Lakes does not have any further obligations. Lakes incurred no costs related to this matter in 2004.
Seasonality
      The Company believes that the operations of all casinos to be managed by the Company will be affected by seasonal factors, including holidays, weather and travel conditions. WPTE’s license revenues are affected by the timetable for delivery of episodes to TRV.

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
      The gaming industry represents a significant source of tax revenues. From time to time, various federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company’s results of operations and financial results.
Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
      The Company’s financial instruments include cash and cash equivalents and marketable securities. The Company’s main investment objectives are the preservation of investment capital and the maximization of after-tax returns on its investment portfolio. Consequently, the Company invests with only high-credit-quality issuers and limits the amount of credit exposure to any one issuer. The Company does not use derivative instruments for speculative or investment purposes.
      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 2, 2005, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
      The Company’s primary exposure to market risk associated with changes in interest rates involves the Company’s long-term assets related to Indian casino projects in the form of notes receivable due from its tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall.
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of January 2, 2005, Lakes had $67.2 million of notes receivable, at fair value with a floating interest rate. Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $5.7 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in interest income over the same twelve-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003 (restated)	65
Consolidated Statements of Loss for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	66
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	67
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	68
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	69
Notes to Consolidated Financial Statements	70
Settlement Agreement
Letter Agreement
Second Amended/Restated Management Agreement
Second Amended/Restated Development Agreement
Second Amended/Restated Lakes Development Note
Second Amended/Restated Transition Loan Note
Lakes Facility Note
Lakes Working Capital Advance Note
Lakes Minimum Payments Note
Second Amended/Restated Non-Gaming Land Acquitition Line of Credit
Dominion Account Agreement
Second Amendment to Account Control Agreement
First Amendment to Assignment and Assumption Agreement
Reaffirmation of Guaranties and Mortgages
Second Amendment to Pledge and Security Agreement
Security Agreement
First Amendment to Unlimited Guaranty
Second Amended/Restated Indemnity Agreement
Tribal Agreement
Tribal Agreement
Gaming Development Consulting Agreement
Pawnee Note
Dominion Account Agreement
Security Agreement
Management Agreement
Operating Note
Dominion Account Agreement
Security Agreement
Indemnity Agreement
Gaming Development Consulting Agreement
Pawnee Note
Dominion Account Agreement
Security Agreement
Management Agreement
Operating Note
Dominion Account Agreement
Security Agreement
Indemnity Agreement
Gaming Development Consulting Agreement
Pawnee Note
Dominion Account Agreement
Security Agreement
Management Agreement
Operating Note
Dominion Account Agreement
Security Agreement
Indemnity Agreement
Gaming Operatings Consulting Agreement
Tribal Agreement
KTTT Note
Security Agreement
Tribal Agreement
Management Agreement
Operating Note
Security Agreement
Gaming Development Consulting Agreement
Iowa Corp Note (Cimarron Casino)
Dominion Account Agreement (Cimarron Casino)
Security Agreement (Cimarron Casino)
Tribal Agreement (Cimarron Casino)
Management Agreement (Cimarron Casino)
Operating Note (Cimarron Casino)
Dominion Account Agreement (Cimarron Casino)
Security Agreement (Cimarron Casino)
Indemnity Agreement (Cimarron Casino)
Tribal Agreement (Cimarron Casino)
Gaming Development Consulting Agreement (New Project)
Iowa Corp Note (New Project)
Dominion Account Agreement (New Project)
Security Agreement (New Project)
Tribal Agreement (New Project)
Management Agreement (New Project)
Operating Note (New Project)
Dominion Account Agreement (New Project)
Security Agreement (New Project)
Indemnity Agreement (New Project)
Tribal Agreement (New Project)
Letter Agreement
First Amendment to Loan and Security Agreement
Consulting Agreement
Consulting Agreement
Consulting Agreement
Subsidiaries of the Company
Consent of Independent Registered Public Accounting Firm
Certification of CEO Under Section 302
Certification of CFO Under Section 302
Certification of CEO and CFO Under Section 906

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Lakes Entertainment, Inc.:
Minnetonka, Minnesota
      We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and subsidiaries (the “Company”) as of January 2, 2005 and December 28, 2003, and the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lakes Entertainment Inc. and subsidiaries as of January 2, 2005 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2005 expressed an adverse opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
      As discussed in Note 2, the accompanying 2003 and 2002 consolidated financial statements have been restated.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
November 30, 2005

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 2, 2005 and December 28, 2003

	January 2,	December 28,
	2005	2003

		(As restated,
		see Note 2)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$28,717	$25,340
(balance includes $4.5 million and $0 of WPT Enterprises, Inc. cash)
Short-term investments	28,930	—
(balance includes $27.8 million and $0 of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net	2,038	1,038
Deferred tax asset	137	5,385
Prepaid expenses	1,233	408
Other current assets	1,159	1,645

Total current assets	62,214	33,816

Property and Equipment-Net	6,795	6,492

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	67,066	56,800
Land held for development	15,433	14,455
Intangible assets related to acquisition of management contracts, net	41,096	38,746
Other	2,024	3,057

Total long-term assets related to Indian casino projects	125,619	113,058

Land held under contract for sale	—	4,612
Investments	6,818	8,717
Deferred tax asset	4,278	4,930
Other long-term assets	3,365	2,838

Total Assets	$209,089	$174,463

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$780	$1,906
Income taxes payable	5,457	7,215
Accrued payroll and related costs	891	497
Deferred revenue	3,280	505
Other accrued expenses	3,449	2,513

Total current liabilities	13,857	12,636

Total Liabilities	13,857	12,636

Commitments and Contingencies
Common shares issued by subsidiary subject to repurchase	618	—
Minority Interest	11,222	—
Shareholders’ Equity:
Capital stock, $.01 par value; authorized 200,000 shares; 22,253 and 21,474 common shares issued and outstanding at January 2, 2005, and December 28, 2003, respectively	223	215
Additional paid-in-capital	157,895	132,291
Retained earnings	25,280	29,321
Accumulated other comprehensive loss	(6)	—

Total Shareholders’ Equity	183,392	161,827

Total Liabilities and Shareholders’ Equity	$209,089	$174,463

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
Years ended January 2, 2005, December 28, 2003 and December 29, 2002

	2004	2003	2002

		(As restated,	(As restated,
		see Note 2)	see Note 2)
	(In thousands, except per share data)
Revenues:
License fee income	$15,785	$3,884	$—
Host fees, sponsorship and other	1,772	384	—
Management fee income	—	—	1,502

Total Revenues	17,557	4,268	1,502

Costs and Expenses:
Selling, general and administrative	16,447	6,918	7,985
Production costs	10,244	2,687	1,004
Net impairment losses	6,244	1,000	9,112
Depreciation	598	547	481

Total Costs and Expenses	33,533	11,152	18,582

Net unrealized gain on notes receivable	3,054	3,452	712
Loss From Operations	(12,922)	(3,432)	(16,368)

Other Income (Expense):
Interest income	775	632	1,424
Interest expense	—	—	(90)
Legal settlement received	11,250	—	—
Other	40	158	—

Total other income, net	12,065	790	1,334

Loss before income taxes, equity in earnings (loss) of investments and minority interest	(857)	(2,642)	(15,034)
Provision (benefit) for income taxes	4,042	(1,017)	(4,379)

Loss before equity in earnings (loss) of investments and minority interest	(4,899)	(1,625)	(10,655)
Equity in earnings (loss) of investments, net of tax	748	(144)	(271)

Loss before minority interest	(4,151)	(1,769)	(10,926)
Minority interest	110	—	—

Net Loss	$(4,041)	$(1,769)	$(10,926)

Basic Loss per Share	$(0.18)	$(0.08)	$(0.51)

Diluted Loss per Share	$(0.18)	$(0.08)	$(0.51)

Weighted Average Common Shares Outstanding — Basic and Diluted	22,109	21,314	21,276

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended January 2, 2005, December 28, 2003 and December 29, 2002

	2004	2003	2002

		(As restated,	(As restated,
		see Note 2)	see Note 2)
	(In thousands)
Net Loss	$(4,041)	$(1,769)	$(10,926)
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	(6)	—	10
Reclassification adjustment for losses included in net loss	—	—	50

Comprehensive Loss	$(4,047)	$(1,769)	$(10,866)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 2, 2005, December 28, 2003 and December 29, 2002

					Accumulated
	Common Stock				Other	Total
			Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Paid-in-Capital	Earnings	Earnings(Loss)	Equity

	(In thousands)
Balance, December 30, 2001 — (as previously reported)	21,276	$213	$131,418	$40,420	$(60)	$171,991
Prior period adjustment — (see Note 2)	—	—	—	1,596	—	1,596

Balance, December 30, 2001 — (as restated, see Note 2)	21,276	213	131,418	42,016	(60)	173,587
Other comprehensive earnings, net of tax	—	—	—	—	60	60
Net loss — (as restated, see Note 2)	—	—	—	(10,926)	—	(10,926)

Balance, December 29, 2002 — (as restated, see Note 2)	21,276	213	131,418	31,090	—	162,721
Issuance of stock on options exercised — net	198	2	567	—	—	569
Tax benefits from exercise of common stock options	—	—	306	—	—	306
Net loss — (as restated, see Note 2)	—	—	—	(1,769)	—	(1,769)

Balance, December 28, 2003 — (as restated, see Note 2)	21,474	215	132,291	29,321	—	161,827
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Issuance of stock on options exercised — net	779	8	3,576	—	—	3,584
Subsidiary stock options issued to consultants and employees	—	—	1,574	—	—	1,574
Net proceeds from issuance of common stock by subsidiary	—	—	20,454	—	—	20,454
Net loss	—	—	—	(4,041)	—	(4,041)

Balance, January 2, 2005	22,253	$223	$157,895	$25,280	$(6)	$183,392

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 2, 2005, December 28, 2003 and December 29, 2002

	2004	2003	2002

		(As restated,	(As restated,
		see Note 2)	see Note 2)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(4,041)	$(1,769)	$(10,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	598	547	481
Stock-based compensation expense	1,366	—	—
Net impairments losses	6,244	1,000	9,112
Net unrealized gains on notes receivable	(3,054)	(3,452)	(712)
Minority interest	(110)	—	—
Equity in (earnings) loss of investments	(1,207)	244	459
Deferred income taxes	(555)	580	(4,492)
Change in valuation allowance related to deferred income taxes	6,455	—	2,374
Changes in operating assets and liabilities:
Accounts receivable	(1,025)	(922)	3,485
Prepaid expenses	(825)	(1,584)	657
Other current assets	694	(1,633)	—
Income taxes payable	(1,758)	970	1,658
Accounts payable	(80)	193	88
Deferred revenue	2,775	345	—
Other accrued expenses	1,929	(3,294)	(62)

Net Cash Provided by (Used in) Operating Activities	7,406	(8,775)	2,122

INVESTING ACTIVITIES:
Short-term investments, purchases	(29,936)	—	—
Short-term investments, sales/maturities	1,000	—	2,130
Payments received for land held under contract for sale	5,612	16,765	—
Payments made for land held under contract for sale	—	(1,273)	(1,006)
Payments received for land held for development	—	15,000	—
Advances on long-term assets related to Indian casino projects, net	(16,386)	(18,446)	(23,578)
Proceeds from repayment of notes receivable	—	2,482	67
Investments in unconsolidated affiliates	(577)	(859)	(345)
Proceeds from unconsolidated affiliates	1,683	—	—
(Payments) proceeds from restricted cash, net	(244)	5,906	875
Advances for other long-term assets	(283)	(363)	(615)
Payments for property and equipment	(886)	(77)	(1,143)

Net Cash Provided by (Used in) Investing Activities	(40,017)	19,135	(23,615)

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,584	874	—
Net proceeds from issuance of common stock by subsidiary	32,404	—	—
Payments on long-term debt and capital lease obligations	—	—	(7,039)

Net Cash Provided by (Used in) Financing Activities	35,988	874	(7,039)

Net increase (decrease) in cash and cash equivalents	3,377	11,234	(28,532)
Cash and cash equivalents — beginning of period	25,340	14,106	42,638

Cash and cash equivalents — end of period	$28,717	$25,340	$14,106

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—	$98
Income taxes	256	6	9
Noncash investing and financing activities:
Capitalized television costs related to subsidiary stock options issued to consultants	208	—	—
Amounts within accounts payable and advances on long-term assets related to Indian casino projects until paid	(1,047)	1,487	33
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 2, 2005, December 28, 2003 and December 29, 2002

1.	Nature of Business and Summary of Significant Accounting Policies:
      Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), was established as a public corporation on December 31, 1998, via a distribution (the “Distribution”) of its common stock, par value $.01 per share (the “Common Stock”) to the shareholders of Grand Casinos, Inc. (“Grand Casinos”).
      Lakes’ primary business is to develop and manage Indian and Company-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, theaters, recreational vehicle parks and other complementary amenities designed to enhance the customers’ total entertainment experience and to differentiate facilities managed by Lakes from its competitors. Lakes provides corporate and casino management and develops and implements a wide scale of marketing programs. In conjunction with this part of Lakes’ business strategy, Lakes has entered into development and management agreements relating to one casino project in Michigan with the Pokagon Band of Potawatomi Indians (“Pokagon Band”) and two casino projects in California, one with the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the other with the Jamul Indian Village (“Jamul Tribe”) with development of each subject to regulatory approvals. Additionally, Lakes entered into a consulting and development agreement and a management contract with the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”).
      Lakes has also explored, and intends to continue to explore other possible casino development projects.
      In March 2002, World Poker Tour, LLC, a majority-owned subsidiary of Lakes, created a circuit of previously established poker tournaments affiliated under the “World Poker Tour” name, and produced the World Poker Tour television series. During August 2004, WPT Enterprises, Inc. (WPTE) became a separate public company as a result of the completion of an initial public offering. Lakes remains a majority shareholder of WPTE, owning approximately 64% of the outstanding common stock as of January 2, 2005. As a result, Lakes’ consolidated results continue to include WPTE operations.
      Lakes has created a new division to buy, patent and license rights for new table game concepts to market and distribute to casinos. The Company is currently testing and marketing a number of new games, including World Poker Tour All In Hold“Em, Rainbow Poker, Pyramid Poker and Bonus Craps.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. During the reporting period, the most significant estimates relate to revenue recognition, realizability of long-term assets related to Indian casino projects, income taxes and realization of other long-term assets. Actual results could differ from those estimates.
Year End
      The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings ended on January 2, 2005 (2004), December 28, 2003 (2003) and December 29, 2002 (2002).
Basis of Presentation
      The accompanying consolidated financial statements include the accounts of Lakes and its wholly owned and majority-owned subsidiaries. Investments representing 50% or less of voting interests are accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Recognition
      License fee income includes the following sources of WPTE revenue:
      Domestic Television: Revenue from the distribution of the World Poker Tour domestic television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (“SOP”) No. 00-2, Accounting by Producers or Distributors of Films:

•	Persuasive evidence of an arrangement exists

•	The show/episode is complete and, in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery

•	The license period has begun and the customer can begin its exploitation, exhibition or sale

•	The seller’s price to the buyer is fixed and determinable

•	Collectibility is reasonably assured.
      Revenue is recognized upon receipt and acceptance of completed episodes in accordance with the terms of the contract.
      International Television: Revenue for international distribution of the television series is recognized as earned under the criteria of SOP 00-2, which is noted above. International license fee revenues are presented net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer.
      Product Licensing: Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Host Fees and Sponsorship Revenue:
      Host Fees: Host fee revenues paid by host casinos are recognized as episodes are aired.
      Sponsorship: Sponsorship revenues are recognized as episodes are aired.

Management Fee Income:
      Revenue from the management of Indian-owned casino gaming facilities is recognized when earned according to the terms of the management contracts or the consulting agreements.
Deferred Revenue
      Licensing advances and guaranteed payments collected, but not yet earned by WPTE, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.
Minority Interest
      As of January 2, 2005, the $11.2 million minority interest balance on the accompanying balance sheet represents a 36% outside ownership interest in WPTE.
Common Shares Subject to Repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that are subject to such repurchase rights, and these shares are classified as common shares issued by subsidiary subject to repurchase. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares have been reclassified as equity in the third quarter of 2005.
Cash and Cash Equivalents
      Cash and cash equivalents consist of cash on hand and in banks, interest-bearing deposits, money market funds and other instruments with original maturities of three months or less.
Short-Term Investments
      The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and has classified all of its short-term investments as available for sale, whereby investments are reported at fair value with unrealized gains and losses reported as accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying consolidated statements of shareholders’ equity. Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method. Short-term investments all have original maturities beyond three months and less than one year.
Disclosures About Fair Values of Financial Instruments
      The Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments (“SFAS 107”), requires disclosure of fair value information about financial instruments, whether or not recognized on the face of the balance sheet, for which it is practical to estimate that value. SFAS 107 defines fair value as the quoted market prices for those instruments that are actively traded in financial markets. In cases where quoted market prices are not available, fair values are estimated using present value or other valuation techniques. The fair value estimates are made at a specific point in time, based on available market information and judgments about the financial instrument, such as estimates of timing and amount of espected future cash flows. Such estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particual financial instrument, nor do they consider the tax impact of the realization of unrealized gains or losses. In many cases, the fair value estimates cannot be substantiated by comparison to independent markets, nor can the disclosed value be realized in immediate settlement of the instrument.
      The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments.
      The fair values of investment securities have been determined using values supplied by independent pricing services and are disclosed together with carrying amounts in Note 4.
      See accounting policy following under the heading “Long-Term Assets Related to Indian Casino Projects” for a description of determination of fair value of notes receivable from Indian tribes.
Deferred Television Costs
      Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue to be generated by the episode once it has been delivered and accepted. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities, depreciation, consultant stock option expense and insurance related to production. Production overhead office facilities and insurance costs are determined based on percentage of headcount and are allocated to deferred television costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
based on number of episodes. The Company has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.
Property and Equipment
      Property and equipment are stated at cost less accumulated depreciation. Expenditures for additions, renewals, and improvements are capitalized. Costs of repairs and maintenance are expensed when incurred. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Furniture and equipment	2-10 years
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
Long-Term Assets Related to Indian Casino Projects
     Notes Receivable:
      Lakes is involved as the exclusive developer and manager of Indian-owned casino projects, all of which are in the development phase as of January 2, 2005. The Company has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines that there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to Lakes sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

•	Has the U.S. Government’s Bureau of Indian Affairs federally recognized the tribe as a tribe?

•	Does the tribe hold or have the right to acquire land to be used for the casino site?

•	Has the Department of the Interior put the land into trust for purposes of being used as a casino site?

•	Has the tribe entered into a gaming agreement with the state in which the land is located, if required by the state?

•	Has the tribe obtained approval by the National Indian Gaming Commission of the management agreement?

•	Do other legal and political obstacles exist that could block development of the project, and if so, what is the likelihood of the tribe successfully prevailing?
      In addition to the above factors, Lakes also considers economic and qualitative factors affecting Lakes’ future economic benefits from the project, including the following:

•	An evaluation by Company management of the financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to Lakes, including whether the project would be a financing, development and/or management opportunity.
      The development phase of each relationship commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management phase of the relationship, governed by the management contract, continues for a period up to seven years. Lakes, as developer and manager, has the exclusive right and obligation to develop, manage, operate and maintain the casino and to train tribal members and others in the operation and maintenance of the casino during the term of the contract. The Company also makes advances to the tribes to fund certain portions of the projects, which bear interest generally at prime plus 1% or 2%. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract Lakes typically earns a management fee calculated as a percentage of the net income of the operations. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fee to Lakes, and other obligations, with the remaining funds distributed to the tribe.
      The Company accounts for its advances to the tribes and its management contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the notes will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the face value of the note plus accrued interest. Changes in fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.
      The determination of fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on a review of critical milestones. If casino opening dates, interest rates, discount rates or the probabilities of the projects opening change significantly the Company could experience unrealized gains or losses that could be material.
      Upon opening of the casino Lakes may conclude that it is no longer reasonably possible that the advances to Indian tribes would be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due. In such situations, the notes receivable will be accounted for under the effective interest method upon opening of the casino and will no longer be adjusted to fair value at each balance sheet date. Any difference between the then fair value of the advances and the amount contractually due under the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114 Accounting by Creditors for Impairment of a Loan.
     Intangible Assets related to Acquisition of Management Contracts:
      Intangible assets related to the acquisition of the management contracts are accounted for using the guidance in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FASB No. 142). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. Lakes, in accordance with FASB No. 142, will amortize the intangible assets related to the acquisition of the management contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. Intangible assets related to the acquisition of management contracts totaled $41.1 million and $38.7 million as of January 2, 2005 and December 28, 2003, respectively. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes’ interest in the projects from third-parties of approximately $5.4 million as of January 2, 2005 and December 28, 2003.
     Land Held for Development
      Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects in the amount of $15.4 million and $14.5 million as of January 2, 2005 and December 28, 2003, respectively. In the event that this land is not transferred to the tribes, the Company can sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to acquisition of management contracts and other assets related to the Indian casino projects as discussed above.
     Other
      Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. These amounts will ultimately be allocated between notes receivable and intangible assets related to the acquisition of management contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs.
      In addition, Lakes incurs certain costs related to the projects that are not included in notes receivable or other assets, which are expensed as incurred. These costs include salaries, travel and certain legal costs.
Stock Based Compensation
      At January 2, 2005, Lakes has two stock-based employee compensation plans and WPTE has one stock-based employee compensation plan, which are described in Note 12. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock option grants issued to employees is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.
      The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service (EITF 96-18). Compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.
      All stock-based consultant compensation expenses are capitalized television costs of WPTE and are included as costs of revenue upon delivery and acceptance of completed episodes.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee compensation (in thousands, except per share data).

	2004	2003	2002

Net loss:
As reported	$(4,041)	$(1,769)	$(10,926)
Add: Employee stock-based compensation expense included in reported net loss	15	—	—
Less: Total stock-based compensation expense determined under the fair value method, net of related tax effects	(2,361)	(1,652)	(1,702)

Pro forma	$(6,387)	$(3,421)	$(12,628)

Net loss:
As reported — Basic	$(0.18)	$(0.08)	$(0.51)
Pro forma — Basic	(0.29)	(0.16)	(0.59)
As reported — Diluted	(0.18)	(0.08)	(0.51)
Pro forma — Diluted	(0.29)	(0.16)	(0.59)
Weighted average fair value of Lakes’ options granted	5.14	4.32	2.06
Weighted average fair value of WPTE options granted	5.52	—	0.63
      Compensation expense of $1.4 million related to stock options issued to consultants has not been included in the tables above as these options are already recorded at fair market value under the provisions of EITF 96-18.
Income Taxes
      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.
      Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of January 2, 2005 except for deferred tax assets related to unrealized investment losses and carryovers.
Interest Income
      Interest on cash, cash equivalents and short-term investments reflects interest income realized from investments in savings and money market accounts and other short-term liquid investments.
Stock Split
      During April of 2004, the Company’s Board of Directors declared a two-for-one stock split, payable in the form of a 100% stock dividend on outstanding common stock. The stock dividend was paid on May 3, 2004 to shareholders of record as of April 26, 2004. All share and per share data reflected in the accompanying consolidated financial statements has been retroactively restated to give effect to the stock split.
Comprehensive Loss
      For the fiscal years ended January 2, 2005 and December 29, 2002, comprehensive income consisted of net income and other comprehensive income (loss) related to unrealized gains (losses) in securities. Other comprehensive income (loss) refers to revenues, expenses, gains and losses that are not included in net income, but rather are recorded directly in stockholders’ equity. For the year ended December 28, 2003 the Company had no items of other comprehensive income (loss), and, accordingly, comprehensive income is the same as net loss.
Earnings Per Share
      For all periods, basic earnings per share (EPS) is calculated by dividing earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 5,193,676, 4,326,602 and 5,048,258 in 2004, 2003 and 2002, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would have been anti-dilutive for the periods presented.
Concentrations of Credit Risk
      The financial instruments that subject the Company to concentrations of credit risk consist principally of long-term assets related to Indian casino projects in the form of notes receivable due from Indian tribes (See Note 5). The notes receivable are primarily with the Pokagon Band, the Shingle Springs Tribe and the Jamul Tribe.
Derivative Instruments
      All derivatives, including those embedded in other contracts, are recognized as either assets or liabilities and measured at fair value. The accounting for changes in the fair value of derivatives depends on their intended use and designation. Management has reviewed the requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and has determined the Company does not have any freestanding or embedded derivatives. All contracts that contain provisions meeting the definition of a derivative also meet the requirements of, and have been designated as, normal purchases or sales. The Company’s policy is to not use freestanding derivatives and to not enter into contracts with terms that cannot be designated as normal purchases or sales.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153, Exchanges of Non-Monetary Assets — An Amendment of APB Opinion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
No. 29, Accounting for Non-Monetary Transactions. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 153 to have a material impact on the Company’s consolidated financial condition.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which amends FASB Statement Nos. 123 and 95. SFAS No. 123(R) requires all companies to measure compensation expense for all share-based payments
(including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) will be effective for the Company on January 1, 2006. Lakes is currently evaluating the effect that SFAS No. 123(R) will have on its consolidated financial statements. Lakes has included information regarding the effect on net loss and net loss per common share had it applied the fair value expense recognition provisions of the original SFAS No. 123 within the “Stock-Based Compensation” heading in this note. SFAS No. 123(R) will not apply to equity-based consultant compensation; EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, is the latest guidance on equity-based consultant compensation, and is being followed by WPTE.
Reclassifications
      Other accrued expenses and deferred revenue in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These reclassifications had no effect on previously reported net loss or shareholders’ equity.
Managements’ Financial Plans
      Lakes’ unaudited cash balance, excluding WPTE cash was approximately $7 million as of November 18, 2005. Lakes’ on-going quarterly corporate costs are expected to approximate $3.5 million and on-going quarterly development project-related costs are expected to approximate $3.5 million, however, a portion of these costs are discretionary and may be deferred if necessary. It is anticipated that Lakes will require additional capital through either public or private financings to meet operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. The Company believes the assets of Lakes, provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of over $80 million as of November 18, 2005. This estimated value is based on the public trading price, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.

2.	Restatement
      Subsequent to the issuance of the 2003 consolidated financial statements, as a result of discussions with the staff of the Securities and Exchange Commission, the Company re-evaluated its accounting methodology surrounding its contractual relationships with Indian tribes and determined that it should have separately recognized the separate elements of its development and management agreements with the Indian tribes. Historically the Company recorded its advances to Indian tribes as notes receivable and deferred recognition of interest income due to the contingent repayment terms of the notes. The Company has now determined that as advances are made to the tribe pursuant to the development relationship it should have given separate recognition to the contractual notes receivable established and the related interests in management contracts that are acquired in conjunction with the development agreements, as discussed in Note 1. As a result, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
accompanying consolidated financial statements for the years ended December 28, 2003 and December 29, 2002 have been restated from amounts previously reported.
      A summary of the significant effects of the restatement is as follows:

	As of December 28, 2003:

	As Previously	As
	Reported	Restated

	(In thousands, except per
	share data)
Consolidated Balance Sheet:
Prepaid expenses	$2,119	$408
Notes receivable	84,682	—
Land held for development	14,536	—
Deferred tax asset	6,634	4,930
Other long-term assets	8,860	2,838
Long-term assets related to Indian casino projects
Notes receivable from Indian tribes	—	56,800
Intangible assets related to acquisition of management contract	—	38,746
Land held for development	—	14,455
Other	—	3,057

Total long-term assets related to Indian casino projects	—	113,058

Total Assets	$170,060	$174,463

Total Shareholders’ Equity	$157,424	$161,827

	For the Year Ended		For the Year Ended
	December 28, 2003:		December 29, 2002:
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated

Consolidated Statement of loss:
Net impairment losses	$(1,000)	$(1,000)	$(8,000)	$(9,112)
Total Costs and Expenses	11,203	11,152	18,373	18,582
Net unrealized gain on notes receivable	—	3,452	—	712
Loss From Operations	(6,935)	(3,432)	(16,871)	(16,368)
Loss before income taxes, equity in earnings (loss) of investments and minority interest	(6,389)	(2,642)	(15,996)	(15,034)
Provision (benefit) for income taxes	(2,428)	(1,017)	(4,455)	(4,379)
Net Loss	$(3,961)	$(1,769)	$(11,541)	$(10,926)
Basic loss per share	$(0.19)	$(0.08)	$(0.54)	$(0.51)
Diluted loss per share	$(0.19)	$(0.08)	$(0.54)	$(0.51)
      The restatement also resulted in an increase in retained earnings as of December 30, 2001 of $1,596.

3.	WPT Enterprises, Inc. Initial Public Offering
      On August 9, 2004, the Securities and Exchange Commission declared effective a registration statement of WPTE that registered the offer and sale of up to 4,000,000 shares of WPTE common stock, at $8.00 per share, in WPTE’s initial public offering and an additional 600,000 shares of WPTE common stock that were sold by the underwriters involved in the offering exercise related to their over-allotment option. WPTE’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
common stock was approved for trading on the Nasdaq Stock Market and began trading on August 10, 2004. Proceeds from the sale of the 4,600,000 shares were $32.4 million, net of estimated offering expenses and underwriting discounts. These proceeds were used to expand WPTE’s entertainment production business and for its working capital. There were no selling shareholders participating in the offering. Net proceeds in excess of the amount allocated to minority interest have been reflected as additional paid-in-capital in the Company’s financial statements. Lakes did not recognize a gain on this transaction.
      In connection with WPTE’s initial public offering on August 9, 2004, WPTE issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant is not exercisable during the first year after the date of the offering and remains outstanding. The value attributable to the warrants was considered in the determination of net proceeds of the offering.
      As of January 2, 2005, Lakes’ consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $57.6 million. Included in this amount was WPTE cash and cash equivalents and short-term investments of $32.3 million.

4.	Short-term Investments
      As of January 2, 2005, the amortized cost, gross unrealized gains and losses and fair value of short-term investments were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. Treasury and Agency Securities	$13,161	$13	$(23)	$13,151
Certificates of Deposit	155	—	(1)	154
Short-term Municipal Bonds	14,625	—	—	14,625
Corporate Preferred Securities	1,000	—	—	1,000

TOTAL	$28,941	$13	$(24)	$28,930

      All of the investments with unrealized losses had been in a loss position for less than one year and are not considered to be other-than-temporarily impaired.
      Lakes had no short-term investments at December 28, 2003.

5.	Long-term Assets Related to Indian Casino Projects — Notes Receivable
      The majority of the assets related to Indian casino projects are in the form of notes receivable due from the tribes pursuant to the Company’s development and management agreements. The repayment terms of the loans are specific to each tribe and are dependent upon the operating performance of each gaming facility. Repayments of the loans are required to be made only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fee to Lakes, and other obligations, with the remaining funds distributed to the tribe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the notes receivable account activity at fair value is summarized as follows, (in thousands):
      Indian casino projects under development:

		Shingle
	Pokagon	Springs	Jamul	Nipmuc	Other	Total

Balance as of December 30, 2001	$26,939	$4,079	$3,721	$255	$1,063	$36,057

Total advances during fiscal 2002	4,234	7,351	3,952	1,504	574	17,615
Allocation to intangible asset related to management contract	(2,302)	(3,464)	(1,725)	(1,349)	—	(8,840)
Changes in fair value	1,323	(67)	651	151	(1,346)	712

Balance as of December 29, 2002	30,194	7,899	6,599	561	291	45,544

Total advances during fiscal 2003	2,260	10,393	2,844	819	3	16,319
Allocation to intangible asset related to management contract	(1,580)	(5,075)	(1,148)	(712)	—	(8,515)
Changes in fair value	1,497	1,382	515	45	13	3,452

Balance as of December 28, 2003	32,371	14,599	8,810	713	307	56,800

Total advances during fiscal 2004	2,820	8,648	2,131	472	20	14,091
Allocation to intangible asset related to management contract	(1,413)	(4,160)	(891)	(410)	(5)	(6,879)
Changes in fair value	2,153	2,688	(705)	(775)	(307)	3,054

Balance as of January 2, 2005	$35,931	$21,775	$9,345	$—	$15	$67,066

      The key assumptions used to value the notes receivable at fair value are estimated casino opening date, projected interest rates, discount rate and probability of projects opening. The estimated casino opening date is based upon the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public companies was considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but apply different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The terms and assumptions used to value the notes receivable at fair value are as follows by Indian casino project (dollars in thousands):
      Pokagon Band:

	As of January 2, 2005	As of December 28, 2003	As of December 29, 2002

Face value of note (principal and interest)	$55,747 ($44,550 principal and $11,197 interest)	$50,054 $(41,729 principal and $8,325 interest)	$45,335 $(39,470 principal and $5,865 interest)
Stated interest rate, not to exceed 10% (prime plus 1%)	6.25%	5.0%	5.25%
Estimated months until casino opens (weighted average of three scenarios)	33 months	34 months	35 months
Projected interest rate until casino opens	6.8%	6.4%	6.5%
Projected interest rate during the loan repayment term	8.2%	9.0%	9.0%
Discount rate	15%	15%	15%
Repayment terms of note	60 months	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	75%	70%	70%
      A portion of the notes due from the Pokagon Band include funds advanced of approximately $24.1 million by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against substantially all of this property, which will be relinquished when the BIA places the land into trust.
      The probability rate was increased from 70% to 75% in fiscal 2004 due to an evaluation of all critical milestones as of January 2, 2005 and due to the anticipated favorable federal judge ruling which was received in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (TOMAC) filed for an appeal. The appeal hearing date has been set for December 8, 2005. Due to the delay related to this litigation the estimated casino opening date was extended from November 2006 to October 2007 during the year ended January 2, 2005.
      TOMAC commenced the litigation against the Federal Government in 2001 after the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. The land in trust issue has been the most significant critical milestone delaying the opening of the casino.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Shingle Springs Tribe:

	As of January 2, 2005	As of December 28, 2003	As of December 29, 2002

Face value of note (principal and interest)	$38,156 $(33,076 principal and $5,080 interest)	$27,252 ($24,428 principal and $2,824 interest)	$15,571 $(14,035 principal and $1,536 interest)
Stated interest rate (prime plus 2%)	7.25%	6.0%	6.25%
Estimated months until casino opens (weighted average of three scenarios)	36 months	37 months	39 months
Projected interest rate until casino opens	7.9%	7.6%	7.6%
Projected interest rate during the loan repayment term	8.7%	9.6%	9.2%
Discount rate	15%	15%	15%
Projected repayment terms of note*	24 months	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	65%	65%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      The probability rate was increased from 65% to 70% due to an evaluation of the status of all critical milestones as of January 2, 2005. The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in Federal and State Courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In January 2005, Lakes received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. The federal favorable ruling related to the project is being appealed by El Dorado County.
      Due to delays related to the litigation discussed above, the estimated casino opening date was extended from February 2007 to January 2008 during the year ended January 2, 2005.
      Jamul Tribe:

	As of January 2, 2005	As of December 28, 2003	As of December 29, 2002

Face value of note (principal and interest)	$17,306 $(14,467 principal and $2,839 interest)	$14,163 $(12,236 principal and $1,927 interest)	$10,549 ($9,492 principal and $1,057 interest)
Stated interest rate (prime plus 2%)	7.25%	6.0%	6.25%
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months	36 months
Projected interest rate until casino opens	7.9%	7.6%	7.5%
Projected interest rate during the loan repayment term	8.7%	9.6%	9.1%
Discount rate	15%	15%	15%
Repayment terms of note*	84 months	12 months	12 months
Probability rate of casino opening (weighting of four scenarios)	75%	75%	75%

*	The contract was amended in October 2004, which changed the repayment terms of the notes to seven years.
      Due to delays related to getting land contiguous to the reservation placed into trust, the casino opening date was extended from January 2007 to January 2008 during the year ended January 2, 2005. Because of the slow process, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately 6 acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Nipmuc Tribe:

	As of January 2, 2005	As of December 28, 2003	As of December 29, 2002

Face value of note (principal and interest)	$6,513 ($5,461 principal and $1,052 interest)	$5,295 ($4,634 principal and $661 interest)	$4,188 ($3,814 principal and $374 interest)
Stated interest rate (prime plus 2%)	7.25%	6.0%	6.25%
Months until casino opens		72 months	72 months
Projected interest rate until casino opens		8.7%	8.6%
Projected interest rate during the loan repayment term		10.8%	11.0%
Discount rate		33%	33%
Repayment terms of note		60 months	60 months
Probability rate of casino opening		65%	65%
      During the second quarter of 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project. Lakes recorded an unrealized loss on notes receivable of $0.8 million during the second quarter of 2004 related to the fair value of the note receivable from the Nipmuc Nation. Lakes also recorded an impairment charge of $5.8 million during the second quarter of 2004 related to other long-term assets related to the Nipmuc Nation Indian casino project. As further background, the Nipmuc Nation is a state-recognized tribe. In January 2001, the Nipmuc Nation received a draft, preliminary factual finding from the Assistant Secretary — Indian Affairs (“AS-IA”) that the Nipmuc Nation was entitled to federal recognition. Based on these facts, as well as the Company’s evaluation of the project’s geographic location and the feasibility of the project’s success given such location, the structure and stability of the tribal government, the scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development, and the nature of the business opportunity, Lakes entered into a development and management contract with the Nipmuc Nation in July 2001. The January 2001 draft, preliminary factual finding from the AS — IA indicated that the Nipmuc Nation was entitled to federal recognition, however, it did not have the approval of the Office of the Solicitor of the Department of Indian Affairs, as required, and the Office of the Solicitor had approved the recommendation of the BIA, which recommended a proposed negative finding. In September 2001, the Nipmuc Nation received the official proposed negative finding, as evidenced by its publication in the October 1, 2001 Federal Register. As required under law, the Nipmuc Nation was permitted to challenge the proposed negative finding, which the Nipmuc Nation chose to do. The Nipmuc Nation engaged consultants and advisors, including the former Senior Historian for the BIA Branch of Acknowledgement and Research to assist them in submitting a formal response in September 2002. The response was organized in a manner to address the four remaining deficiencies outlined in the BIA’s published proposed negative finding. Indications to Lakes from the Nipmuc Nation and its consultants and advisors throughout the process of preparing the response were positive about obtaining a reversal of the proposed negative finding. Based on this analysis, the Company believed that, notwithstanding the proposed negative finding, the Nipmuc Nation would likely be granted federal recognition based on additional genealogical data and other information submitted by the tribe to the BIA for reconsideration. During the second quarter of 2004, however, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Should the Nipmuc Nation become federally recognized and open and operate a casino successfully (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its notes receivable and deferred interest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other notes receivable primarily relate to a note with the Cloverdale Rancheria to finance and develop a gaming facility on Indian owned land in California. During 2002, Lakes and the Cloverdale Rancheria could not reach agreement on a new management contract. The Cloverdale Rancheria notified the Company during 2002 that the Cloverdale Rancheria wished to terminate the relationship between the two parties. As a result the Company recognized an unrealized loss of $1.3 million during fiscal 2002. During the fourth quarter of 2004 Lakes determined successful completion of the casino development was not likely given increased local opposition to the planned casino project. Specifically the County Board of Supervisors voted in February 2005 to oppose any casino project in their County. Therefore in 2004, the Company recorded an unrealized loss on notes receivable of $0.3 million related to the fair value of its note receivable from the Cloverdale Rancheria.
      Although various litigation and regulatory issues have caused delays to the Company’s remaining development projects, management believes it is probable that these pending projects will ultimately be completed and no additional impairments have been recorded.

6.	Long-term Assets Related to Indian Casino Projects — Intangible Assets Related to the Acquisition of Management Contract
      These intangible assets are related to the acquisition of the management contracts and are periodically evaluated for impairment after they are initially recorded as described in Note 1. They include portions of advances to tribes allocated to these management contracts and approximately $5.4 million of additional costs incurred to acquire Lakes’ interest in the management contracts from third parties as of January 2, 2005 and December 28, 2003.
      Information with respect to the intangible assets related to the acquisition of management contracts account activity by project is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Nipmuc	Other	Total

Balance as of December 30, 2001	$12,248	$2,978	$2,011	$2,058	$1,112	$20,407

Payments to third parties for acquisition of management contract and other	—	20	15	—	—	35
Allocation of advances made to Indian tribes	2,302	3,464	1,725	1,349	—	8,840
Impairment loss	—	—	—	—	(1,112)	(1,112)

Balance as of December 29, 2002	14,550	6,462	3,751	3,407	—	28,170

Payments to third parties for acquisition of management contract and other	61	1,001	999	—	—	2,061
Allocation of advances made to Indian tribes	1,580	5,075	1,148	712	—	8,515

Balance as of December 28, 2003	16,191	12,538	5,898	4,119	—	38,746

Payments to third parties for acquisition of management contract and other	—	—	—	—	—	—
Allocation of advances made to Indian tribes	1,413	4,160	891	410	5	6,879
Impairment loss	—	—	—	(4,529)	—	(4,529)

Balance as of January 2, 2005	$17,604	$16,698	$6,789	$—	$5	$41,096

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Lakes, in accordance with FASB No. 142 will amortize the intangible assets related to the acquisition of the management contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. There has been no amortization expense to date related to these intangible assets. Based on current estimates of project opening dates and estimated length of management contracts, the Company expects to recognize amortization expense of $0, $0, $0.9 million, $6.9 million and $6.9 million during 2005, 2006, 2007, 2008 and 2009, respectively.
      During 2004, Lakes recognized a $4.5 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Nipmuc Nation which was part of a total impairment charge of $5.8 million related to Nipmuc Nation project. See Note 5 for a description of the 2004 write-off of all assets related to the Nimpuc Nation. Additionally, in 2002, Lakes recorded an impairment charge of $1.1 million on Lakes’ intangible assets related to the acquisition of the development agreement for the Cloverdale Indian casino project.

7.	Land Held Under Contract for Sale
      Included in land held under contract for sale at December 28, 2003 is $4.6 million related to the sale of the Travelodge property located in Las Vegas to Metroflag BP, LLC. In 2003, an impairment of $1.0 million was recorded due to an anticipated renegotiation of the agreement that ultimately did not occur. On December 21, 2004 Metroflag BP, LLC paid all amounts owed, including interest, of approximately $5.9 million. As a result of full payment in accordance with the agreement, Lakes recorded a $1.0 million gain which is included in the net impairment losses on the consolidated statement of loss.

8.	Membership Interest in Metroflag Polo, LLC
      Included in long term investments on the consolidated balance sheets is an investment in property located in Las Vegas. This investment is carried at its estimated net realizable value of $5.0 million and $7.0 million at January 2, 2005 and December 28, 2003, respectively. This investment relates to land sold by Lakes to Metroflag Polo, LLC (“Metroflag”) in 2001.
      The land was sold for $25.8 million of which Lakes received cash of $17.8 million between 2001 and 2003 and a membership interest of $8.0 million in Metroflag representing the remaining contracted amounts due Lakes. The membership interest is carried at its estimated net realizable value of $5.0 million and $7.0 million at January 2, 2005 and December 28, 2003, respectively. The investment was reduced to $7.0 million in 2002, as an amendment was made to the agreement in that year which allowed for a $1.0 million discount related to an early payment option. During March 2005, Lakes entered into an option agreement with Metroflag, which provided Metroflag with the ability to exercise an option allowing a discount for early payment of its obligation to Lakes. As such an impairment charge of $2.0 million was recognized in 2004. Metroflag exercised this option and made the final payment of $5 million on July 15, 2005, which represented full satisfaction of the membership interests.

9.	Deferred Television Costs
      Capitalized television costs at January 2, 2005 and December 28, 2003 consist of the following and are included in other current assets (in thousands):

	2004	2003

Television Costs
In-production	$911	$1,559
Development and pre-production	6	54

Total television costs	$917	$1,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Overhead costs of $189,000 were included in total capitalized television costs of $917,000 at January 2, 2005 and $104,000 at December 28, 2003. Based upon management’s estimates as of January 2, 2005, approximately 100% of capitalized television costs are expected to be recognized during fiscal 2005.

10.	Property and Equipment
      The following table summarizes the components of property and equipment at cost (in thousands):

	2004	2003

Building	$6,407	$6,406
Furniture and equipment	3,469	2,532

	9,876	8,938
Less: Accumulated depreciation	(3,081)	(2,446)

Property and equipment, net	$6,795	$6,492

11.	Income Taxes
      The provision (benefit) for income taxes attributable to earnings/losses for 2004, 2003 and 2002 consisted of the following (in thousands):

	Years Ended

	2004	2003	2002

Current:
Federal	$132	$(3,777)	$(2,268)
State	41	—	—

	173	$(3,777)	$(2,268)
Deferred	3,869	2,760	(2,111)

	$4,042	$(1,017)	$(4,379)

      Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on losses before income taxes for 2004, 2003 and 2002 are summarized as follows:

	Year Ended

	2004	2003	2002

Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(164.2)	(1.8)	(4.1)
Tax exempt income	(1.0)	—	(0.2)
Change in valuation allowance	984.4	—	11.3
Change in state tax rate	123.3	—	—
Legal settlement received	(459.5)	—	—
Other, net	23.6	(1.7)	(1.1)

	471.6%	(38.5)%	(29.1)%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s deferred income tax liabilities and assets are as follows (in thousands):

	2004	2003

Current deferred tax asset:
Subsidiary stock option expense	$541	$—
Accruals, reserves and other	776	5,385
Valuation allowance	(1,180)	—

	$137	$5,385

Non-current deferred taxes:
Unrealized investment losses	4,278	3,949
Deferred interest on notes receivable	8,784	6,246
Unrealized gains on notes receivable	(4,083)	(2,210)
Net operating loss carryforwards	3,952
Other	571	894
Valuation allowance	(9,224)	(3,949)

Net non-current deferred tax asset	$4,278	$4,930

      In accordance with SFAS No. 109, Lakes annually evaluates its ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items. In the fourth quarter of the year ended January 2, 2005, Lakes determined that a valuation allowance was appropriate at January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to delays in casino projects and net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at January 2, 2005. In addition, the Company recognized a deferred tax asset related to capital losses during 2001 through 2004. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $83.9 million as of November 14, 2005 based upon the closing stock price as reported by Nasdaq on November 14, 2005 of $6.72. Lakes’ basis in the WPTE common stock is minimal.
      The Company is currently under examination for income and franchise tax matters. See Note 15 regarding the IRS Tax Audit and the Louisiana Department of Revenue Litigation Tax Matter.

12.	Stock Options:

Lakes Stock Option Plans
      Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan which was carried forward from Lakes’ predecessor Grand Casinos, Inc. These plans granted non-qualified stock options to officers, directors and employees of Lakes. No options have been granted under these plans since December 31, 1998, the date of the spin-off from Grand Casinos, Inc.
      Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan which are approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the Lakes stock option plans is summarized as follows:

		Number of Common Shares

	Lakes			Weighted
	Options		Available	Ave. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at December 30, 2001	4,972,686	2,838,686	1,900,000	$4.57
Granted	168,000	—	(168,000)	3.27
Canceled	(92,428)	—	800	3.89
Exercised	—	—	—	—

Balance at December 29, 2002	5,048,258	3,429,258	1,732,800	$4.54
Granted	60,000	—	(60,000)	7.18
Canceled	(583,688)	—	149,000	4.16
Exercised	(197,968)	—	—	4.41

Balance at December 28, 2003	4,326,602	3,317,402	1,821,800	$4.51
Granted	1,655,000	—	(1,655,000)	8.35
Additional shares authorized	—	—	100,000	—
Canceled	(9,400)	—	—	4.51
Exercised	(778,526)	—	—	4.60

Balance at January 2, 2005	5,193,676	3,591,276	266,800	$5.72

				Options Exercisable at
	Options Outstanding at January 2, 2005			January 2, 2005

		Weighted Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercises Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$(1.66 - 3.31)	139,000	7.0 years	$3.27	38,800	$3.27
(3.31 - 4.97)	2,691,800	4.4 years	4.20	2,507,600	4.23
(4.97 - 6.62)	640,126	1.4 years	5.64	640,126	5.64
(6.62 - 8.28)	1,595,750	9.0 years	8.09	404,750	8.09
(9.93 - 11.59)	127,000	9.8 years	11.04	0	0.00

	5,193,676	5.6 years	$5.72	3,591,276	$4.90

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

	2004	2003	2002

Risk-free interest rate	4.24%	4.27%	4.98%
Expected life	10 years	10 years	10 years
Volatility	67.66%	42.47%	44.31%
Dividend yield	—	—	—
      Information regarding the effect on net loss and net loss per common share had the fair value expense recognition provisions of SFAS No. 123 been applied is included in Note 1.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WPTE Stock Option Plan
      World Poker Tour, LLC, a majority-owned subsidiary of Lakes and predecessor entity of WPTE, adopted the 2002 Option Plan (the 2002 Plan) which was approved to issue up to an aggregate of 1.12 million shares in connection with option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and expire six years after being exercisable. The employee must be employed by WPTE on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any unit option, any options remaining to vest as of the date of termination will be forfeited.
      In connection with the conversion to a corporation, WPTE adopted the 2004 Stock Incentive Plan that is authorized to grant stock awards to purchase up to 3.12 million shares of common stock, including the options to purchase up to 1.12 million shares of common stock issued to employees and consultants that were previously outstanding under the 2002 Plan at the time of conversion. Under the 2004 Plan, the options vest in equal installments over a three year period, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by WPTE on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any stock option, any options remaining to vest as of the date of termination will be forfeited. To the extent options are vested, the option shall be exercisable for ten years from the date of grant. WPTE has 19.5 million shares of common stock issued and outstanding at January 2, 2005.
      Information with respect to WPTE’s stock option plans is summarized as follows:

		Number of Common Shares

	WPTE			Weighted
	Options		Available for	Avg. Exercise
	Outstanding	Exercisable	Grant	Price

Balance at December 30, 2001	—	—	—	—
Granted	1,120,000	—	—	$0.0049
Exercised	—	—	—	—

Balance at December 29, 2002	1,120,000	—	—	$0.0049
Granted	—	—	—	—
Exercised	—	—	—	—

Balance at December 28, 2003	1,120,000	280,000		$0.0049
Authorized	—	—	2,000,000	—
Granted	1,441,000	—	(1,441,000)	8.18
Exercised	—	—	—	—

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61

				Options Exercisable at
	Options Outstanding at January 2, 2005			January 2, 2005

		Weighted Avg.			Weighted
	Number	Remaining	Weighted Avg.	Number	Avg.
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$0.0049	1,120,000	5.32	$0.0049	560,000	$0.0049
$(8.00-9.92)	1,412,000	9.60	8.05	—	—
$14.51	29,000	9.91	14.51	—	—

$(.0049-14.51)	2,561,000	7.73	$4.61	560,000	$0.0049

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      For stock options issued to employees, deferred stock compensation for the options is measured at the stock’s intrinsic value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, WPTE recorded deferred compensation of $2,500, as options granted under the 2002 plan had an exercise price less than the fair value of the underlying share on the date of grant.
      The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of the options granted during 2002 and 2004 under the SFAS No. 123, Accounting for Stock-Based Compensation, method of accounting for the purpose of the pro forma expense disclosure:

	2004	2003	2002

Risk-free interest rate	4.05%	—	4.49%
Expected life	5 years	—	5 years
Volatility	46.13%	—	—
Dividend yield	—	—	—
      For options issued to consultants, compensation expense is measured at the option’s fair value. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $1.4 million in 2004.
      The number of shares issued to the consultants and the value of such shares were based on negotiation between WPTE’s management and Lakes. After determining that Lakes would receive a 78% fully-diluted equity interest in the WPTE in exchange for an initial investment of $0.1 million, the remaining 22% equity interest was valued at $28,000, which management believes was appropriate since all of these instruments were issued at approximately the same time. This remaining 22% equity interest was issued in the form of restricted shares and unit options and was allocated to five key individuals (three employees and two consultants) involved in WPTE’s formation and/or initial operations based on the individuals’ relative perceived value to the enterprise.
      Information regarding the effect on net loss and net loss per share had the fair value expense recognition provisions of SFAS No. 123 been applied is included in Note 1.

Restricted Shares Issued
      On March 4, 2002, WPTE granted 2.4 million shares to its president under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003. If there is a change of control all non-vested shares vest immediately. In connection with this grant, WPTE recorded deferred compensation of $19,200. WPTE recognized nominal compensation expense in each of the years 2004, 2003 and 2002 for shares earned based upon services provided under the management agreement.

13.	Concentrations
      WPTE has entered into agreements with the Travel Channel, LLC (“TRV”) pursuant to which it granted TRV an exclusive license to broadcast and telecast its programs on television in the United States during seasons one and two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the seasons three through seven, which will not be completed until 2009. In May 2004 and March 2005, TRV exercised its options with respect to seasons three and four, respectively.
      Under the agreements, WPTE is required to deliver each episode of the World Poker Tour television series by a specific delivery date. If WPTE fails to timely deliver an episode, TRV has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
episodes by WPTE may have a material adverse effect on WPTE’s financial condition, results of operations and cash flow.
      TRV’s decision to exercise its options may be affected by, among other things, WPTE’s ability to deliver episodes in a timely manner, as well as the quality of the programming and its continued acceptance by the viewing public. Since the revenue from the TRV has represented approximately 76% of total historical WPTE revenue, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on WPTE’s financial condition, results of operations and cash flow, especially if this decision were made prior to the material growth of other WPTE revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.
      See Note 20 regarding the lawsuit filed by WPTE against TRV.

14.	Employee Retirement Plan:
      Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. Lakes matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed $0.10 million, $0.11 million and $0.10 million during 2004, 2003, and 2002, respectively. Company contributions are vested over a period of five years.
      WPTE (after conversion to a corporation in July 2004) established a section 401(k) employee savings plan for all full-time employees. The savings plan allows participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Eligibility is based on years of service and minimum age requirements. Contributions are invested, at the direction of the employee, in one or more available funds. WPTE has the ability, at management’s sole discretion, to match employee contributions. WPTE made no matching contribution during 2004.

15.	Commitments and Contingencies:

Lakes’ Commitments and Contingencies

Operating Leases
      The Company leases certain property and equipment, including an airplane, under non-cancelable operating leases. The Company’s airplane lease contains a residual value guarantee of $7.5 million. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $1.1 million, $0.6 million and $0.6 million for 2004, 2003 and 2002, respectively. During 2004, the Company determined that the value of the aircraft had decreased to $6.1 million. Therefore, the Company began accruing the expected deficiency over the remaining term of the lease. This resulted in additional expense of $0.6 million in 2004. At the end of the lease term in April 2005 a determination of the actual deficiency was made and based on that determination a payment of $1.4 million was made during August 2005.
      The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Approximate future minimum lease payments due under this lease are $2.0 million, of which $0.4 million, $0.7 million, $0.7 million and $0.2 million are payable in 2005, 2006, 2007 and 2008, respectively. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to $5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three year lease term; however at the conclusion of the lease, the Company is required to purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three year lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Indemnification Agreement
      As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company had agreed to indemnify Grand Casinos through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand Casinos and to pay all related settlements and judgments.
      During the indemnification period, Lakes agreed not to declare or pay any dividends, make any distribution on account of Lakes’ equity interests, or otherwise purchase, redeem, defease or retire for value any equity interests in Lakes without written consent of Caesars Entertainment, Inc. (parent company of Grand Casinos). The indemnification period expired on December 28, 2004.

IRS Tax Audit
      The Company is under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position the Company may be required to pay up to approximately $3.2 million plus accrued interest and penalties related to tax on ordinary income. The Company originally carried back capital losses to offset the capital gain. If the Company were unsuccessful in sustaining its capital gain position related to this income the Company could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. Management believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated balance sheet or statement of loss.

Tribal Commitments
      The Company’s management contracts with its tribal partners require the Company to provide financial support related to project development, in the form of loans.
Tribal Casino Development Advances/ Commitments
As of January 2, 2005

	Pre-construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In millions)
Jamul Tribe	$14.5	$6.6	$8.9
Shingle Springs Tribe	33.1	8.8	8.1
Pokagon Band	44.5	—	28.5
Kickapoo Tribe	—	—	2.0
      As of January 2, 2005, $41.9 million had been advanced related to the Shingle Springs project. The Company, in April 2005 amended the Shingle Springs’ project notes increasing the Company’s total commitment to $50 million. The Company anticipates this increase will be adequate to cover pre-construction and land commitments over the next two years.
      For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing to the Pokagon Band at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Based on discussions with prospective lenders the Company presently believes that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available at the time the project begins construction. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit the rights under the management contract.
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.
      Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes.

Employment Agreements
      Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause. The severance amounts range from twelve months to two years of base salary plus twelve months bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control as defined in the agreements, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401k matching contributions and certain other benefits. All unvested stock options vest at the date of termination and remain exercisable for two years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

WPTE Commitments
      On March 4, 2002, World Poker Tour, LLC (“WPT LLC”), entered into a written employment agreement with Steven Lipscomb pursuant to which he served as Chief Executive Officer. In connection with entering into the agreement, WPT LLC issued 2.4 million restricted shares to Mr. Lipscomb that are subject to forfeiture restrictions which lapse in equal installments over four years, subject to acceleration in the event Mr. Lipscomb’s employment is terminated without “Cause” or there is a “Change of Control” (each as defined). Until the restrictions have lapsed with respect to any portion of Mr. Lipscomb’s restricted shares, the restricted shares will be immediately forfeited to WPTE if Mr. Lipscomb’s employment is terminated for “Cause” (as defined) or a gaming authority determines that Mr. Lipscomb is unsuitable or unqualified to be associated with Lakes or a subsidiary of Lakes. At the time WPTE became a public corporation in August 2004, the forfeiture restrictions had lapsed on 1,200,000 shares. The forfeiture restrictions on the remaining 1,200,000 shares will lapse in 600,000 share installments on February 25, 2005 and February 25, 2006, respectively. See also Note 1 and Note 9.
      WPTE has an employment agreement with Steven Lipscomb under which WPTE has agreed to pay an annualized base salary of $500,000 commencing as of December 29, 2003 and Mr. Lipscomb will be eligible to participate in WPTE’s bonus plan and an additional bonus equal to a percentage of WPTE’s annual net profits above certain levels. The agreement is for a term of three years commencing on December 29, 2003. WPTE also granted Mr. Lipscomb options to purchase 600,000 shares of WPTE’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.
      Through April 2005, WPTE had a month-to-month lease for office space. The monthly lease payment fluctuated from month-to-month based on the amount of space it utilized. The average amount paid per month under the lease was approximately $21,000. WPTE signed a new lease and moved into the new office space in April 2005 where the monthly lease payments started at approximately $38,000 and will escalate up to approximately $45,000 through May 2011.
      WPTE also has the following purchase obligations at January 2, 2005: one-time development and hardware and software infrastructure fees of $400,000 and annual licensing fee of $135,000, required by the Alderney Gaming Control Commission and a monthly retainer of $7,500 payable to Integrated Corporate Relations through July 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Legal Proceedings

Slot Machine Litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor Grand Casinos and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have also filed motions seeking the payment of costs and attorney fees and defendants have until November 28, 2005 to complete their briefing on the motions.
      The Company has not recorded any liability for this matter as currently an estimate of any possible loss cannot be made. Management currently believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Willard Eugene Smith Litigation
      On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR) and related persons and entities. In the counterclaim, Smith asserted that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR Entities or their principals relating to the Shingle Springs and Jamul Casinos that Lakes’ subsidiaries are developing in California. Smith also sought recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement. Trial for the above litigation commenced in April 2005. In May 2005, the jury in the state court case reached a verdict in favor of Lakes and the other defendants. The jury in the case found that there was no agreement with Smith relating to the ongoing monthly payments for the percentage of management fees. The jury also found that Smith was not entitled to damages. As a result of the verdict against Smith, a second phase of the trial, which would have sought to recover from Lakes any damages awarded, will not be necessary. Smith filed a Motion for a Partial Retrial on the issue of damages which was denied automatically by operation of law. Smith failed to timely file an appeal to the Texas Court of Appeals, so the judgement has become final.

El Dorado County, California Litigation
      On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court for the State of California, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (CalTrans) prepared and filed the clarification addendum sought by the court. Prior to the court’s determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly’s ruling to the California Court of Appeals on all of the remaining issues.
      A ruling with respect to the addendum was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the court’s earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. CalTrans) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004, and the court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling has been separately appealed to the California Court of Appeals (the “Court”) and oral argument for these appeals and the appeals of El Dorado County and Voices of Rural Living was held before the Court on August 29, 2005. The Court issued its decision on these appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
      The Company has not recorded any liability for this matter as management currently believes that the Courts’ rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Grand Casinos, Inc. Litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as Caesars Entertainment, Inc.), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Louisiana Department of Revenue Litigation Tax Matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended December 31, 1999 through December 31, 2001 and additional Louisiana corporation franchise tax for the tax years ended December 31, 2000 through December 31, 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana, Docket No. 527596, Section 23. In the petition to collect taxes the Department of Revenue of the State of Louisiana asserts that additional corporation income tax and corporation franchise tax in the amount of $8.6 million, excluding interest, are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. The Company has recorded a reserve related to this examination which is reflected as part of income taxes payable on the Company’s consolidated balance sheets.

Other Litigation
      Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including matters discussed above, is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

16.	Selected Quarterly Financial Information (Unaudited):
      Year ended January 2, 2005 (in thousands, except per share amounts):

	First		Second		Third
	Quarter	First	Quarter	Second	Quarter	Third
		Quarter		Quarter		Quarter
	As Previously		As Previously		As Previously		Fourth
	Reported	Restated	Reported	Restated	Reported	Restated	Quarter

Net revenues	$4,140	$4,140	$4,718	$4,718	$2,974	$2,974	$5,725
Loss from operations	(1,735)	(1,147)	(7,639)	(7,100)	(2,841)	(2,039)	(2,636)
Net earnings (loss)	(760)	(392)	(7,158)	(6,602)	(1,718)	(1,215)	4,168
Earnings (loss) per share:
Basic	$(0.03)	$(0.02)	$(0.32)	$(0.30)	$(0.08)	$(0.05)	$0.19
Diluted	(0.03)	(0.02)	(0.32)	(0.30)	(0.08)	(0.05)	0.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Year ended December 28, 2003 (in thousands, except per share amounts):

	First		Second		Third		Fourth
	Quarter	First	Quarter	Second	Quarter	Third	Quarter	Fourth
		Quarter		Quarter		Quarter		Quarter
	As Previously		As Previously		As Previously		As Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Net revenues	$550	$550	$2,954	$2,954	$377	$377	$387	$387
Earnings (loss) from operations	(2,557)	(2,072)	1,085	1,677	(2,262)	(1,653)	(3,201)	(1,384)
Net earnings (loss)	(1,327)	(1,021)	789	1,161	(1,302)	(919)	(2,121)	(990)
Earnings (loss) per share:
Basic	$(0.06)	$(0.05)	$0.04	$0.05	$(0.06)	(0.04)	$(0.11)	$(0.04)
Diluted	(0.06)	(0.05)	0.04	0.05	(0.06)	(0.04)	(0.11)	(0.04)

17.	Related Party Transactions
      Lakes, through its subsidiaries Lakes Jamul, Inc. and Lakes Shingle Springs, Inc. respectively, advanced $0.97 million to each of KAR-California and KAR-Shingle Springs (the “KAR Entities”) pursuant to promissory notes dated May 25, 1999 and July 29, 1999 (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs casino projects. The loans were part of overall transactions in which Lakes acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As such, the business purpose for the loans by Lakes was to acquire interests in the subject casinos projects, as the loans were a condition to entering into the joint ventures.
      On January 30, 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. Lakes recorded the $1.9 million as part of its long-term assets related to the Jamul and Shingle Springs Indian casino projects described in Note 1. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes forgave the notes receivable from the KAR Entities, subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.
      Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of each casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul casino operations and 15% of the management fees received by Lakes from the Shingle Springs casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the Jamul and Shingle Springs casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      Under the agreement with Mr. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase his respective original equity interest in the Lakes’ Subsidiaries and he will be entitled to obtain a 20% equity interest in Lakes’ management contract with the Jamul casino and a 15% equity interest in Lakes’ management contract with the Shingle Springs casino. Upon obtaining this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
interest, Mr. Argovitz will become obligated to repay 50% of the 1999 Notes. If he is not found suitable or does not elect to purchase equity interests in the Lakes Subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the Jamul and Shingle Springs casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      In addition, the KAR Entities owe Lakes $1.3 million and $0.8 million as of January 2, 2005 and December 28, 2003, respectively. These amounts represent the KAR Entities’ portion of non-reimbursed costs related to the Jamul and Shingle Springs projects. The partners of the KAR Entities will repay these amounts from future revenues earned from the projects.
      Lakes guaranteed a loan of $2 million to Kevin Kean and received collateral, which included a subordinated interest in Mr. Kean’s personal residence and shares of common stock. This guaranty was originally an obligation of Grand Casinos, Inc. (Lakes’ predecessor) that was assumed by Lakes in connection with its December 31, 1998 spin-off from Grand Casinos. In addition, Lakes received collateral from Kevin Kean consisting of Mr. Kean’s economic interest in the Shingle Springs and Jamul projects of 15% and 20%, respectively. In January 2001, Mr. Kean defaulted under the loan. On March 26, 2001 Lakes paid $2.2 million in full repayment of Mr. Kean’s loan. In September 2001, Lakes foreclosed on Mr. Kean’s personal residence and effected a sheriff’s sale. As a result of these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million.
      The Company determined that Mr. Kean’s obligation to Lakes is similar to a collateral dependent loan and that the asset impairment assessment guidance in SFAS No. 114 is appropriate. At the time of the default, the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows exceeded the amount of Mr. Kean’s $1.8 million obligation. Therefore, no impairment was recorded at the time of default.
      The Company calculated the fair value of this collateral by determining the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows. This calculation resulted in a fair value of the collateral, which exceeded Mr. Kean’s obligation of $1.8 million as of January 2, 2005 and December 28, 2003. Therefore, no impairment has been recorded.
      Lakes continues to monitor the collectibility of this note on a quarterly basis and as of January 2, 2005 and December 28, 2003 concluded that repayment was probable based upon Mr. Kean’s remaining economic interests in the Jamul and Shingle Springs projects. Lakes also advanced Mr. Kean $0.2 million in 2004 as consideration for assisting Lakes in obtaining and entering into development and management contracts for new casino projects. These amounts are included as part of Lakes’ long-term assets related to Indian casino projects. The advances are evidenced by a loan, which is secured by the future operations of certain casino projects, which Mr. Kean is directly involved in. The outstanding amount of this loan was $0.2 million at January 2, 2005. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.
      In addition, Lakes has an outstanding note from Kevin Kean of $0.25 million at January 2, 2005 and December 28, 2003, respectively. The majority of this note was repaid in January 2005.
      Lakes has entered into a license agreement with Sklansky Games, LLC (“Sklansky”) pursuant to which Lakes is developing a World Poker Tour No Limit Texas Hold‘Em casino table game that uses certain of Sklansky’s intellectual property rights. Lakes had also entered into a license agreement with WPTE pursuant to which Lakes has obtained a license to utilize the World Poker Tour name and logo in connection with a casino table game. Under the terms of this agreement, if Lakes elects to proceed with its development of the casino table game, Lakes will be required to pay WPTE a specified minimum annual royalty payment of 10% of gross revenues, and Sklansky a specified minimum annual royalty payment of 30% of the gross revenue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Lakes receives from its sale or lease of the game. Also, Lakes, through one of its wholly owned subsidiaries, holds an indirect majority ownership in WPTE. Lyle Berman and his son, Bradley Berman, own 28% and 44% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman and Chief Executive Officer of WPTE, and Bradley Berman is a member of WPTE’s Board of Directors.
      Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group. Ltd. (“G-III”). Morris Goldfarb, a Lakes director, is a director, Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE.
      WPTE loaned Pokertek, a start-up manufacturer and distributor of electronic poker tables, approximately $0.2 million at an annual interest rate equal to the lowest applicable federal rate. In exchange for making the loan, WPTE will be repaid their loan amount and received 15% of the common equity of the company. Lyle and Bradley Berman then made personal investments in Pokertek, and as of January 2, 2005, held a combined ownership of approximately three percent of Pokertek. Lyle Berman agreed to serve as Chairman of the Board of Pokertek and received 200,000 stock options in the company. Also see Note 20.

18.	Segment Information
      Lakes’ principal business is the development and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE (see Note 1). Substantially all of Lakes’ and WPTE’s operations are conducted in the United States. Episodes of the World Poker series are distributed internationally by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
performance. The amounts in Corporate and Eliminations below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments

	Indian Casino	World Poker	Corporate &	Total
	Projects	Tour	Eliminations	Consolidated

2004
Revenue	$—	$17.6	$—	$17.6
Net impairment charges	5.2	—	1.0	6.2
Operating earnings (loss)	(3.4)	0.7	(10.2)	(12.9)
Total assets	127.1	37.1	44.9	209.1
Depreciation expense	—	0.1	0.5	0.6

2003
Revenue	$—	$4.3	$—	$4.3
Net impairment charges	—	—	1.0	1.0
Operating loss	3.2	(0.3)	(6.3)	(3.4)
Total assets	118.4	2.5	53.6	174.5
Depreciation expense	—	0.1	0.4	0.5

2002
Revenue	$1.5	$—	$—	$1.5
Net impairment charges	1.1	—	8.0	9.1
Operating loss	(0.3)	(2.1)	(14.0)	(16.4)
Total assets	94.4	0.2	83.5	178.1
Depreciation expense	—	0.1	0.4	0.5

19.	Net impairment Charges
      Net impairment charges of $6.2 million, $1.0 million and $9.1 million were recognized during 2004, 2003 and 2002, respectively. The net impairment losses related to the following (in thousands):

	2004	2003	2002

Long-term assets related to the Nipmuc Nation Indian casino project (see Note 5)	$5,832	$—	$—
Sale of land in Las Vegas (see Note 7)	(1,000)
Sale of land in Las Vegas (see Note 8)	2,000	1,000	4,000	**
Other	(588)	—	1,112
Write-off of notes receivable from Living Benefits Financial Services*	—	—	4,000

Total Net Impairment Charges	$6,244	$1,000	$9,112

*	In 2002, Lakes wrote-off the $4 million note receivable from Living Benefits Financial Services as management determined the note was not likely to be collected due to increased competition in the Viatical business and restrictions on ability to make further policy acquisitions.

**	In 2002, Lakes recorded an impairment charge of $1.0 million related to Shark Club property held in Las Vegas, Nevada, which was ultimately sold in 2003 at its adjusted carrying value. Additionally $3 million related to the write-down of the carrying values of the Polo Plaza and Travelodge properties in Las Vegas.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company contracted to sell these properties to Metroflag. The impairment charges were related to the re-negotiation of the payment amounts and terms.

20.	Subsequent Events
      On January 12, 2005, Lakes, through its wholly-owned subsidiary, entered into three gaming development consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”), a federally recognized Indian Tribe. The Company will provide consulting and development services to assist the Pawnee Nation in developing and equipping three separate casino destinations in Oklahoma including: 1) development of a casino and ancillary amenities and facilities in northern Oklahoma near the Kansas border (the “Chilocco Project”); 2) expansion of the Pawnee Nation’s existing travel plaza at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma (the “Travel Plaza”); and 3) operational consulting (with the possibility of expansion) in conjunction with the Pawnee Nation’s existing casino facility, currently operating approximately 65 gaming devices along with a retail convenience store and gas station in Pawnee, Oklahoma (the “Trading Post”). The Company will also provide management services for the Pawnee Nation’s casino operations at each location subject to regulatory approval.
      In February 2005, Lakes received gaming site approval by the Mississippi Gaming Commission with respect to its proposed casino location in Vicksburg, Mississippi. Lakes plans to develop the project on an approximately 160 acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land purchase options. In connection with the planned development of the casino, Lakes has recorded $0.2 million related to land options, which are carried on the consolidated balance sheet in other long-term assets. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for an approximately $225 million gaming project to be built on this site.
      On March 15, 2005, the Company, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. The Company will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66; and (ii) assisting with operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins Oklahoma. The Company will also provide management services for the Iowa Tribe’s casino operations at each location subject to regulatory approval.
      In March 2005, Lakes entered into a development agreement, with an independent third party for the development of an “Automated System For Playing Live Casino Table Games.” Under the terms of the agreement Lakes is required to fund up to $0.5 million for the development of the game.
      Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. In November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of November 15, 2005, Lakes had advanced approximately $1.4 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $4 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances and payment of the unpaid invoices, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      At October 2, 2005, WPTE had a nominal investment, consisting of a 15% ownership interest in (carried at cost), and a loan receivable from PokerTek, a company that offers an electronic poker table called the PokerPro system that provides a fully automated poker room environment to tribal and commercial casinos and card clubs. On October 14, 2005, PokerTek announced a public offering of 2,000,000 shares of common stock at a price of $11 per share. Concurrently with the public offering, WPTE’s ownership interest was diluted to 11.7% (1,080,000 shares), and PokerTek repaid WPTE the outstanding loan amount at its maturity value of $185,000. WPTE’s shares in PokerTek are restricted, thus prohibiting any sale of such shares in the market for six months. Nevertheless, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, WPTE will adjust its investment to fair market value and classify it as “available for sale” in the fourth quarter of 2005, since WPTE does not expect to have any cash needs or plans to sell these shares in the foreseeable future. Accordingly, WPTE will record net unrealized gains and losses from this investment in a separate component of shareholder’s equity (i.e. within the “accumulated other comprehensive earnings” line item in the stockholders’ equity section of the balance sheet) beginning in the fourth quarter of 2005.
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the Professional Poker Tour (“PPT”), and to clarify and enforce WPTE’s rights with respect to the WPT. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. Despite WPTE’s dispute with TRV, WPTE remains committed to fulfilling its obligations to TRV in connection with the World Poker Tour series.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Deloitte & Touche LLP (“Deloitte”) has been serving as our independent registered public accounting firm. On June 30, 2005 Deloitte advised Lakes that Deloitte will decline to stand for reappointment as Lakes’ independent registered public accounting firm for fiscal 2005, and that, as a result, our client-auditor relationship with Deloitte will cease upon completion of the audit of our consolidated financial statements for fiscal 2004 and the filing of our Annual Report on Form 10-K for fiscal 2004.
      The reports of Deloitte on our consolidated financial statements for each of fiscal 2004, 2003 and 2002 did not contain an adverse opinion or disclaimer of opinion, nor were such consolidated financial statements qualified or modified as to uncertainty, audit scope or accounting principles. The report of Deloitte on internal control over financial reporting as of January 2, 2005, contained adverse opinions regarding Lakes’ internal control over financial reporting and management’s assessment of internal control over financial reporting.
      During fiscal 2004 and fiscal 2003, and through November 30, 2005, there were (i) no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the subject matter in connection with their opinion on our consolidated financial statements for such years; and (ii) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
      Deloitte had previously resigned as the independent public accounting firm for Lakes’ consolidated subsidiary, WPTE. WPTE’s business represents a significant portion of Lakes’ consolidated operations, therefore Deloitte advised Lakes that Deloitte would not stand for reappointment as Lakes’ independent public accounting firm. Deloitte’s decision to resign as WPTE’s independent public accounting firm resulted from WPTE’s involvement in an online gaming venture.
      On September 13, 2005, the Audit Committee of the Board of Directors of Lakes engaged Piercy Bowler Taylor & Kern (“PBTK”) to audit Lakes’ consolidated financial statements for the 2005 fiscal year. During Lakes’ two most recent fiscal years Lakes (i) did not engage PBTK to act as either the principal accountant to audit the Company’s financial statements or as an independent accountant to audit a significant subsidiary of the Company, (ii) did not consult with PBTK on the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on the Company’s financial statements within the meaning of Item 304(a)(2)(i) of Regulation S-K; and (iii) did not consult with PBTK on any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instruction to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d — 5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2005, our internal control over financial reporting is effective based on these criteria. Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation

105.1

report on management’s assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.
      Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Lakes have been detected. Lakes’ internal control over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.
Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during our most recently-completed fiscal quarter (the fourth quarter of fiscal 2004) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Lakes Entertainment, Inc.
Minnetonka, Minnesota
      We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, that Lakes Entertainment, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 2, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. We have identified the following material weakness that has not been identified as a material weakness in management’s assessment:
      There were ineffective control procedures to identify the appropriate application of complex accounting standards to its contractual relationships with Indian tribes. As a result of this material weakness, material adjustments were necessary to present the 2004 financial statements in accordance with generally accepted accounting principles. This material weakness also resulted in the restatement of the 2003 and 2002 consolidated financial statements as described more fully in Note 2 to the accompanying consolidated financial statements.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended January 2, 2005, of the Company and this report does not affect our report on such financial statements.

      In our opinion, because of the omission of the material weakness described above from management’s assessment, management’s assessment that the Company maintained effective internal control over financial reporting as of January 2, 2005, is not fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of January 2, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 2, 2005, of the Company and our report dated November 30, 2005 expressed an unqualified opinion on those consolidated financial statements.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
November 30, 2005

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS OF LAKES ENTERTAINMENT, INC.
      Our Board of Directors currently consists of six (6) directors. The names and ages of our directors as of January 2, 2005, and their principal occupations and tenure as directors, which are set forth below, are based upon information furnished to us by each director.

Name and Age of
Director and/or	Principal Occupation, Business Experience	Director
Nominee	for Past Five Years and Directorships of Public Companies	Since

Lyle Berman Age 63	Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. since January 1999 and Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes Entertainment) from October 1991 through December of 1998. Mr. Berman served as President of Lakes Entertainment from November 1999 until May 2003. Mr. Berman has also served as the Chairman of the Board of WPT Enterprises, Inc., a company in which Lakes Entertainment owns a majority interest, since its inception in February 2002, and had served as its Chief Executive Officer from February 25, 2004 until April 1, 2005. Mr. Berman is also Chairman of the Board of PokerTek, Inc. since January 2005 and Mr. Berman served as Chief Executive Officer of Rainforest Cafe, Inc. from February 1993 until December 2000.	1998

Timothy J. Cope Age 53	President of Lakes Entertainment, Inc. since May 12, 2003 and Chief Financial Officer, Treasurer, Secretary, and a director of Lakes Entertainment since June 1998. Mr. Cope also serves as a director of WPT Enterprises, Inc. Mr. Cope served as an Executive Vice President of Lakes Entertainment from June 1998 until May 11, 2003.	1998

Morris Goldfarb Age 54	Director of Lakes Entertainment, Inc. since June 1998. Mr. Goldfarb is a director, Chairman of the Board, and Chief Executive Officer of G-III Apparel Group Ltd. Mr. Goldfarb has served as either the President or Vice President of G-III and its predecessors since its formation in 1974. Mr. Goldfarb is President and a director of The Leather Apparel Association, a non-profit leather trade association.	1998

Ronald J. Kramer Age 46	Director of Lakes Entertainment, Inc. since June 1998. Mr. Kramer is President of Wynn Resorts and has been employed in that capacity since April 2002. Mr. Kramer previously served as a Managing Director at the investment banking firm of Dresdner Kleinwort Wasserstein beginning in July 1999. Mr. Kramer is also a director of Wynn Resorts, Ltd., Griffon Corporation, a publicly held manufacturing company, New Valley Corporation Limited, a publicly held real estate company, and Monster Worldwide Inc., a publicly held company of a leading on-line careers subsidiary and owner of one of the world’s largest recruitment advertising agency networks.	1998

Name and Age of
Director and/or	Principal Occupation, Business Experience	Director
Nominee	for Past Five Years and Directorships of Public Companies	Since

Ray Moberg Age 56	Director of Lakes Entertainment, Inc. since December 2003. Mr. Moberg retired from Ernst & Young in 2003 after serving for 33 years, including as managing partner of its Reno office from 1987 until his retirement. Mr. Moberg also serves as a director of WPT Enterprises, Inc.	2003

Neil I. Sell Age 63	Director of Lakes Entertainment, Inc. since June 1998. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm of Maslon Edelman Borman & Brand, LLP, which has rendered legal services to Lakes Entertainment.	1998
EXECUTIVE OFFICERS OF LAKES ENTERTAINMENT
      Our executive officers as of January 2, 2005 are:

Name	Age	Position(s) with Lakes Entertainment

Lyle Berman	63	See “Directors of Lakes Entertainment, Inc.” — above.
Timothy J. Cope	53	See “Directors of Lakes Entertainment, Inc.” — above.
Joseph Galvin	65	Executive Vice President since January 1999. Mr. Galvin previously served as Chief Operating Officer of Lakes from January 1999 to January 2005, and Chief Administrative Officer of Grand Casinos, Inc. from November 1996 through December 1998, and, prior thereto, Vice President of Security of Grand. Mr. Galvin passed away in September 2005.
AUDIT COMMITTEE OF THE BOARD OF DIRECTORS
      The Board of Directors has a three-member separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act that consists of Messrs. Morris Goldfarb, Ronald J. Kramer and Ray Moberg, who is the chairperson of the audit committee. The audit committee operates under a written charter adopted by the Board of Directors, which charter was attached as Appendix C to the proxy statement for our Annual Meeting of Shareholders held June 11, 2003. The primary functions of the audit committee are (i) to serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) to review and appraise the audit efforts of our independent auditors, and (iii) to provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors. The charter also requires that the audit committee (or designated members of the audit committee) review and pre-approve the performance of all audit and non-audit accounting services to be performed by our independent auditors, other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002. The Board of Directors has determined that at least one member of the audit committee, Ray Moberg, is an “audit committee financial expert” as that term is defined in Item 401(h)(2) of Regulation S-K promulgated under the Exchange Act, as amended. In addition, each member of the audit committee satisfies the audit committee independence standard under Rule 10A-3(b)(1) of the Exchange Act and the definition of “independence” set forth in the NASDAQ Marketplace Rules. The Board of Directors has also determined that each of the audit committee members is able to read and understand fundamental financial statements and that at least one member of the audit committee has past employment experience in finance or accounting.

SECTION 16(a) BENEFICIAL REPORTING COMPLIANCE
      Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC and while Lakes’ common stock was listed on The Nasdaq Stock Market, with the NASDAQ National Market. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.
      Based solely upon a review of the copies of such forms furnished to us and other information available to us, we believe that each of Lyle Berman and Timothy J. Cope failed to timely file a Form 4 to report a grant of options in January 2004 and Morris Goldberg failed to timely file three Forms 4 to report transactions in May 2004 and September 2004 and a grant of options in January 2004.
CODE OF CONDUCT
      We have adopted a code of ethics that applies to our principal executive, financial and accounting officers and persons performing similar functions. Upon request, we will deliver a copy of this code of ethics free of charge. Requests for a copy of this code of ethics should be submitted in writing to our Secretary at our headquarters address; 130 Cheshire Lane, Suite 101, Minnetonka, Minnesota 55305.

ITEM 11.	EXECUTIVE COMPENSATION
      The following table sets forth the cash and non-cash compensation for each of the last three fiscal years awarded to or earned by (i) each individual that served as our Chief Executive Officer during fiscal 2004; and (ii) each individual who served as an executive officer at the end of fiscal 2004 who received in excess of $100,000 in salary and bonus during fiscal 2004 (the Chief Executive Officer and the other executive officers are collectively referred to herein as the “Named Executive Officers”.
Summary Compensation Table

		Annual Compensation

				Other Annual		All Other
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Compensation ($)		Compensation ($)(3)

Lyle Berman	2004	400,000	100,000	133,500	(2)	10,942
Chairman, Chief Executive Officer	2003	400,000	100,000	151,100	(2)	10,742
	2002	400,000	0	116,100	(2)	10,707
Timothy J. Cope	2004	250,000	100,000	0		9,061
President, Chief Financial Officer,	2003	250,000	100,000	0		8,861
Treasurer and Secretary	2002	250,000	50,000	0		8,813
Joseph Galvin	2004	225,000	0	0		10,011
Executive Vice	2003	225,000	0	0		9,811
President	2002	225,000	0	0		9,775

(1)	Includes cash compensation deferred at the election of the executive officer under the terms of the Company’s 401(k) Savings Incentive Plan.

(2)	Amount represents the variable cost to the Company arising from Mr. Berman’s personal use of the Company’s corporate jet for the period from July 1 to December 31 of 2002, 2003 or 2004, as applicable. The amounts reflect a change in valuation methodology from prior years in which the cost of the personal use of the corporate jet had been calculated using the Standard Industrial Fare Level (SIFL) tables found in the tax regulations.

(3)	Amounts shown in this column represent matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan and payment by the Company of term life insurance premiums.

Aggregated Option Exercises in the Last Fiscal Year And
Fiscal Year End Option Values
      The following table summarizes information with respect to options held by the Named Executive Officers, and the value of the options held by such persons at the end of fiscal 2004. All numbers reflect a 2-for-1 split of our common stock, effective as of May 3, 2004.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
	Shares		Options at FY-End (#)(1)		Options at FY-End ($)(1)
	Acquired on	Value
Name	Exercise (#)	Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable

Lyle Berman	—	—	1,600,000	300,000	18,229,050	2,448,750
Timothy J. Cope	—	—	510,000	150,000	5,893,124	1,224,375
Joseph Galvin	300,000	$2,362,500	183,500	75,000	1,983,877	612,187

(1)	The closing sale price of the Company’s common stock on December 31, 2004, the last trading day prior to the end of the Company’s fiscal year, was $16.29.
EMPLOYMENT AGREEMENTS
      Effective February 21, 2002, we entered into an executive employment agreement for an indefinite term with each of Timothy J. Cope, our President, Chief Financial Officer, Treasurer, and Secretary, and Joseph Galvin, our Executive Vice President, each subject to early termination by either party for any reason or no reason. The employment agreements provide for annual base salaries of $250,000 and $225,000 to Messrs. Cope and Galvin, respectively, or such higher amount as determined by our Board of Directors. In addition, we pay each executive an additional $600 per month to cover travel and other expenses and provide the executives with customary benefits. The employment agreements provide that if we terminate either executive without “cause” or if either executive resigns for “good reason,” such executive will continue to receive his base salary and the two-year average of his bonus/incentive compensation for a period of twelve months. If such termination occurs within two years following a “change of control,” as defined in the employment agreements, the executive will instead be entitled to a lump-sum severance payment equal to twice his annual base salary and bonus/incentive compensation along with insurance costs, 401k matching contributions and certain other benefits. In either case, all options to purchase shares of our common stock held by the executive at the time of his termination will immediately vest in their entirety and remain exercisable for a period of two years thereafter. The employment agreements provide that neither executive will compete with us for two years after the termination of his employment.
      We have not entered into employment agreements with any of our other Named Executive Officers.
DIRECTOR COMPENSATION
      We pay an annual fee of $24,000 to each of our directors who is not otherwise employed by us or our subsidiaries (a “Non-Employee Director”). We also pay each Non-Employee Director a fee of $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting of the Board of Directors attended. We also pay the Chairman of our Audit Committee an additional annual fee of $3,000 for serving in such capacity. In February 2005, the director compensation annual fee was increased to $50,000 and the Chairman of our Audit Committee annual fee increased to $10,000. On February 15, 2005, the Board of Directors granted options to purchase 10,000 shares of common stock to each of the four non-employee directors.
      In addition, the Lakes Entertainment, Inc. 1998 Director Stock Option Plan (the “Director Plan”) provides that each Non-Employee Director who was in office at the time of our inception, and each subsequent Non-Employee Director at the time of his or her initial election to the Board of Directors, receives a non-qualified stock option to purchase up to 25,000 shares of our common stock at an option exercise price equal to the fair market value of the shares on the grant date. Each option will have a ten-year term and will generally become exercisable in four or five equal installments commencing on the first anniversary of the grant date.
      In addition to the initial option grants, Non-Employee Directors may be granted, at the discretion of the Board of Directors, additional options to purchase our common stock. These additional options, if granted, will contain such terms and provisions as the Board of Directors determines at the time of the grant.
      During fiscal 2004 options were granted to the following Non-Employee Directors:

	Date Options	# of Shares	Exercise
Name	Granted	Granted	Price

Morris Goldfarb	01/01/2004	20,000	$8.1275
Ronald J. Kramer	01/01/2004	20,000	$8.1275
Neil I. Sell	01/01/2004	20,000	$8.1275
      All of the options granted to Non-Employee Directors in fiscal 2004 are currently vested as to 5,000 shares, with the option vesting for an additional 5,000 shares on each of January 1, 2006, January 1, 2007 and January 1, 2008.
      Members of the Board who are also employees of the Company receive no stock options or performance shares for their services as directors.
Compensation Committee Interlocks and Insider Participation
      Morris Goldfarb and Ronald J. Kramer served as the members of the Compensation Committee for fiscal year 2004. There are no relationships among members of the compensation committee, members of the Board of Directors or executive officers of Lakes that require disclosure under Item 402(j) of Regulation S-K promulgated under the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF
      The following table sets forth, as of October 17, 2005, certain information regarding the beneficial ownership of our common stock by (i) all persons known by us to be the owner (or deemed to be the owner pursuant to the rules and regulations of the SEC), of record or beneficially, of more than 5% of our outstanding common stock, (ii) each of the directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, in each case based upon beneficial ownership reporting of our common stock as of such date. Except as otherwise indicated, the address of each shareholder is 130 Cheshire Lane, Minnetonka, Minnesota 55305, and each shareholder has sole voting and investment power with respect to the shares beneficially owned.

	Shares of Common	Percentage of Common
Name and Address	Stock Beneficially Owned	Stock Outstanding

Lyle Berman(1)	5,144,672	21.5
Timothy J. Cope(2)	520,000	2.3
Estate of Joseph Galvin(3)	255,004	1.1
Morris Goldfarb(4)	152,660	*
Ronald J. Kramer(5)	29,000	*
Ray M. Moberg(6)	15,000	*
Neil I. Sell(7)	1,973,598	8.8
All Lakes Entertainment, Inc. Directors and Executive Officers as a Group (7 people including the foregoing)(8)	8,089,934	32.6
Deephaven Capital Management LLC(9) 130 Cheshire Lane Suite 102 Minnetonka, MN 55305	3,497,951	15.7

*	Less than one percent.

(1)	Includes 422,806 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman and 323,000 shares owned by Mr. Berman through a Berman Consulting Corporation profit sharing plan. Also includes options to purchase 1,600,000 shares that are currently exercisable.

(2)	Includes options to purchase 487,500 shares that are currently exercisable.

(3)	Includes options to purchase 243,500 shares that are currently exercisable.

(4)	Includes options to purchase 78,000 shares that are currently exercisable.

(5)	Includes options to purchase 29,000 shares that are currently exercisable.

(6)	Includes options to purchase 15,000 shares that are currently exercisable.

(7)	Includes an aggregate of 1,936,200 shares held by four irrevocable trusts for the benefit of Lyle Berman’s children with respect to which Mr. Sell has shared voting and dispositive powers as a co-trustee. Mr. Sell has disclaimed beneficial ownership of such shares. Also includes options to purchase 29,000 shares that are currently exercisable.

(8)	Includes shares held by corporations controlled by such officers and directors and shares held by trusts of which such officers and directors are trustees. Also includes options to purchase 2,482,000 shares that are currently exercisable.

(9)	Based upon the report for the quarter ended June 30, 2005 on Schedule 13F-HR on file with the Securities and Exchange Commission.
      The foregoing footnotes are provided for informational purposes only and each person disclaims beneficial ownership of shares owned by any member of his or her family or held in trust for any other person, including family members.

EQUITY COMPENSATION PLAN INFORMATION
      The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the“Employee Plan”) and the Director Plan permit the grant of up to a maximum of 5,000,000 shares and 500,000 shares of common stock, respectively, as of the end of fiscal 2004.
      The Employee Plan is designed to integrate compensation of our executives (including officers and directors but excluding directors who are not also full-time employees) with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. Under the Director Plan, we may issue equity awards to members of our Board of Directors, who are not also our employees or employees of our subsidiaries. The Employee Plan and the Director Plan have each been approved by our shareholders.
      In connection with our establishment as a public corporation, which occurred pursuant to a distribution of our common stock to the then shareholders of Grand Casinos (the “Distribution”), we issued options to purchase our common stock to the holders of then-outstanding options to purchase common stock of Grand Casinos. These Distribution-related options were treated as awards granted outside of the Employee Plan and the Director Plan, and we did not seek shareholder approval for the Distribution-related option grants apart from the approval obtained from the shareholders of Grand Casinos for the overall public distribution of our common stock.
      The following table sets forth certain information as of January 2, 2005 with respect to the Employee Plan, the Director Plan and the options related to the Distribution:

			Number of
			Securities
			Remaining
			Available for
	Number of		Future Issuances
	Securities to be		Under Equity
	Issued Upon	Weighted-Average	Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding	Outstanding	Securities Reflected
	Options	Options	in Column
Plan Category	(A)	(B)	(A)

Equity Compensation Plans Approved By Security Holders:
1998 Stock Option and Compensation Plan	4,219,200	$5.75	151,000
1998 Director Stock Option Plan	277,000	$5.54	115,000

Total:	4,496,200	$5.74	266,000
Equity Compensation Plans Not Approved By Security Holders:
Distribution-related Stock Options	697,476	$5.61	—

TOTAL:	5,193,676	$5.72	266,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Park Place Entertainment Corporation
      Mr. Berman entered into an employment agreement with Park Place Entertainment, Inc. as of January 1, 1999, pursuant to which he served as a part-time employee of Park Place. The agreement contained a noncompetition covenant under which Mr. Berman was prohibited, subject to certain exceptions, from participating in the ownership, management or control of any business engaged in a gaming enterprise that competed with Park Place. Additionally, Mr. Berman was required to give Park Place a right of first offer on all gaming opportunities and projects, subject to certain exceptions. These covenants substantially limited the number and scope of opportunities that Lakes was able to consider and pursue. The agreement, which originally had a four-year term ending January 1, 2003 and was renewed for an additional one-year term, expired on January 1, 2004.

Loans to ViatiCare Financial Services, LLC; Living Benefits Financial Services, LLC
      During 2000 and 2001, we made a total of $4.0 million in unsecured loans to ViatiCare Financial Services, LLC (“ViatiCare”), which has since been acquired by Living Benefits Financial Services, LLC (“Living Benefits”). In connection with the Living Benefits’ acquisition of Viaticare, Living Benefits provided an unsecured guarantee of ViatiCare’s obligations to Lakes. In March 2001, our Board of Directors determined not to make further loans to ViatiCare. Due to our management’s determination that repayment of the $4.0 million loan was not likely to occur, we recorded a $4.0 million reserve in the financial results for the quarter ended June 30, 2002.
      Subsequent to our decision not to make further loans to ViatiCare, Mr. Berman and LB Acquisitions LLC, a limited liability company wholly owned by Mr. Berman, have made loans or other advances to Living Benefits from time to time totaling approximately $7.43 million. As an incentive to make an initial $5.6 million loan, LB Acquisitions was granted a nine percent voting interest in Living Benefits and was given an option (the “LB Option”) to convert the $5.6 million loan balance into an additional 46 percent of the voting interest in Living Benefits. To secure the repayment of the LB Acquisitions loans, which become due commencing in 2005, Living Benefits granted LB Acquisitions a security interest in its personal property, including the right of Living Benefits to receive payments from profits on life insurance policies acquired by Living Benefits on or after June 15, 2001. LB Acquisitions made an additional loan of approximately $400,000 to Living Benefits in May 2002. On July 1, 2002, Mr. Berman advanced an additional $763,000 to Living Benefits in exchange for a portion of Living Benefits’ rights in 50% of a trust holding the distribution rights from certain life insurance policies (the “Trust”), which Mr. Berman later transferred to LB Acquisitions. As an inducement for this further advance, Living Benefits agreed to amend the LB Option to permit the exercise thereof by LB Acquisitions for $1.00 rather than requiring LB Acquisitions to convert $5.6 million of its loan amounts. Between October 2002 and February 2003, Mr. Berman and LB Acquisitions made additional loans to Living Benefits totaling approximately $350,000 and acquired approximately $230,000 in existing debt previously held by other investors.
      On April 7, 2003, Living Benefits transferred its entire interest in the Trust (which constitutes the substantial majority of Living Benefits’ assets) to LB Acquisitions in exchange for the forgiveness by LB Acquisitions of $6.9 million of Living Benefits’ debt obligations. Formal transfer to LB Acquisitions of certificates evidencing the Trust interests is subject to the consent of the third party holding the remaining 50% Trust interest.
Transactions with Sklansky Games, LLC and WPT Enterprises, Inc.
      On May 17, 2004, we entered into a license agreement with Sklansky Games, LLC (“Sklansky”) and WPT Enterprises, Inc. (“WPTE”) pursuant to which we agreed to develop a casino table game jointly with Sklansky utilizing WPTE’s World Poker Tour brand name. In addition to our indirect ownership of a majority of WPTE’s common stock through Lakes Poker Tour, LLC, one of our wholly owned subsidiaries, Lyle Berman, our Chief Executive Officer and a director, and his son, Brad Berman, each own an equity interest in Sklansky.
Loan Agreement with WPT Enterprises, Inc.
      As of March 4, 2002, Lakes Poker Tour, LLC, one of our wholly owned subsidiaries, entered into a Loan Agreement (the “Loan Agreement”) with WPTE. Pursuant to the Loan Agreement, WPTE was allowed to borrow up to $4,000,000 pursuant to a promissory note. The note accrued interest at an annual rate of 6.2%. The note matured and was payable in full on March 4, 2005. The note was paid in full on July 28, 2004, and no further obligations remain under the note or the Loan Agreement.
Interests in PokerTek
      WPTE has a 15% ownership interest in PokerTek, Inc. (“PokerTek”), a start-up manufacturer and distributor of electronic poker tables. This interest was obtained by WPTE loaning PokerTek approximately

$0.2 million at an annual interest rate equal to the lowest applicable federal rate. Lyle Berman, our Chief Executive Officer and a director, who serves as Executive Chairman of WPTE’s Board, along with his son Bradley Berman, who is an employee of Lakes and sits on WPTE’s Board, made personal investments in PokerTek and currently hold a combined ownership of approximately three percent of PokerTek. Lyle Berman agreed to serve as Chairman of the Board of PokerTek and received an option to purchase 200,000 shares of common stock in that company.
WPTE Agreement with G-III Apparel Group, Ltd.
      WPTE entered into a non-exclusive license agreement with G-III Apparel Group Ltd. (“G-III”), effective as of February 24, 2004. Morris Goldfarb, a member of our Board, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the U.S., its territories and possessions and, in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE.
Legal Services
      Neil I. Sell, a member of our Board, is a partner in the law firm of Maslon Edelman Borman & Brand, LLP, which renders legal services to us from time to time.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees billed to Company by Its Independent Auditors
      The following table presents fees for professional audit and other services rendered by Deloitte & Touche LLP during fiscal 2004 and fiscal 2003.

	Fees for 2004	Fees for 2003

Audit Fees	$203,000	$104,000
Audit-Related Fees(1)	—	—
Tax Fees(2)	$162,763	$266,870
All Other Fees(3)	$66,000	$120,324

Total Fees	$431,763	$491,194

(1)	Audit-Related Fees consist principally of assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements but not reported under the caption Audit Fees above.

(2)	Tax Fees consist of fees for tax compliance, tax advice, and tax planning.

(3)	All Other Fees in fiscal 2004 and 2003 consist of fees for permitted non-audit products and services provided which included transaction-related consultation.
      The Audit Committee of the Board of Directors has reviewed the fees billed by Deloitte & Touche LLP during fiscal year 2004 and, after consideration, has determined that the receipt of these fees by Deloitte & Touche LLP is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with Deloitte & Touche LLP and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval of Services by Independent Auditors
      As permitted under applicable law, our Audit Committee may pre-approve from time to time certain types of services, including tax services, to be provided by our independent auditors. As provided in the charter of the Audit Committee, and in order to maintain control and oversight over the services provided by our independent auditors, it is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent auditors (other than with respect to de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002), and not to engage the independent auditors to provide any non-audit services prohibited by law or regulation. For administrative convenience, the Audit Committee may delegate pre-approval authority to Audit Committee members who are also independent members of the Board of Directors, but any decision by such a member on pre-approval must be reported to the full Audit Committee at its next regularly scheduled meeting. All services provided by our Independent auditors were pre-approved by our Audit Committee in fiscal 2004.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of January 2, 2005 and December 28, 2003 (restated)	65
Consolidated Statements of Loss for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	66
Consolidated Statements of Comprehensive Loss for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	67
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	68
Consolidated Statements of Cash Flows for the fiscal years ended January 2, 2005, December 28, 2003 (restated) and December 29, 2002 (restated)	69
Notes to Consolidated Financial Statements	70

(a)(2)	None.

(a)(3)	Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).

3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)

3.2	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)

4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)

10.1	Distribution Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Form 8-K filed January 8, 1999.)

10.2	Employee Benefits and Other Employment Matters Allocation Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Form 8-K filed January 8, 1999.)

10.3	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)

10.4	Tax Allocation and Indemnity Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Form 8-K filed January 8, 1999.)

10.5	Tax Escrow Agreement by and among Grand Casinos, Inc., Lakes Gaming, Inc., and First Union National Bank as Escrow Agent, dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Form 8-K filed January 8, 1999.)

10.6	Trust Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., Grand Casinos, Inc. and First Union National Bank, as Trustee. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Form 10-K for the fiscal year ended January 3, 1999.)

10.7	Pledge and Security Agreement dated as of December 31, 1998 entered into by and among Lakes Gaming, Inc., as Debtor and First Union National Bank (the “Trustee”) pursuant to the Trust Agreement executed in favor of Grand Casinos, Inc. (the “Secured Party”). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Form 10-K dated for the fiscal year ended January 3, 1999.)

10.8	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/ Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.) *

10.9	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.) *

10.10	Indemnification Agreement, dated as of December 31, 1997, by and between Grand Casinos, Inc. and Lyle Berman. (Incorporated herein by reference to Exhibit 10.79 to Grand’s Report on Form 10-K for the fiscal year ended December 28, 1997.)

10.11	Development Agreement dated as of the 8th day of July, 1999 by and between the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.12	Management Agreement dated as of July 8, 1999, by and between the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.62 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.13	Promissory Note (the “Lakes Note”) dated as of July 8, 1999, by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.63 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.14	Non-Gaming Land Acquisition Line of Credit Agreement dated as of the 8th day of July, 1999, by and between the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.15	Promissory Note (the “Transition Loan Note”) dated as of July 8, 1999, by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.16	Account Control Agreement dated as of July 8, 1999, by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.17	Pledge and Security Agreement dated as of July 8, 1999, by and among the Pokagon Band of Potawatomi Indians and Lakes Gaming, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.18	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.19	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.20	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.21	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.22	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.23	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.24	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR – Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.25	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.26	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR – Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.27	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.28	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.29	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.30	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.31	Member Control Agreement of Metroplex-Lakes, LLC, by and between Grand Casinos Nevada I, Inc., Metroplex, LLC, and Metroplex-Lakes, LLC dated as of April 25, 2000. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended July 2, 2000.)

10.32	Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.33	Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming — Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.34	Assignment and Assumption Agreement, dated as of October 16, 2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.35	First Amended and Restated Development Agreement, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (f/k/a Great Lakes of Michigan, LLC). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.36	First Amended and Restated Management Agreement, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (f/k/a Great Lakes of Michigan, LLC). (Incorporated herein by reference to Exhibit 10.9 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.37	First Amended and Restated Lakes Note, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.38	First Amended and Restated Non-Gaming Land Acquisition Line of Credit, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

Exhibits	Description

10.39	Amended and Restated Transition Loan Note, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.40	Amendment to Account Control Agreement, dated as of October 16, 2000, by and among Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, the Pokagon Band of Potawatomi Indians, and Firstar Bank, N.A. f/k/a Firstar Bank of Minnesota, N.A. (Incorporated herein by reference to Exhibit 10.13 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.41	Unlimited Guaranty, dated as of October 16, 2000, from Lakes Gaming, Inc., a Minnesota corporation, and Great Lakes of Michigan, LLC, a Minnesota limited liability company, to the Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.14 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.42	Amendment to Pledge and Security Agreement, dated as of October 16, 2000, by and among the Great Lakes of Michigan, LLC, a Minnesota limited liability company, Lakes Gaming, Inc., a Minnesota corporation, and the Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.15 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.43	Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company. (Incorporated herein by reference to Exhibit 10.56 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.44	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.57 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.45	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001, by and among Metroflag Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.58 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.46	Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company. (Incorporated herein by reference to Exhibit 10.59 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.47	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.60 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.48	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.49	Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001, by and among Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as beneficiaries. (Incorporated herein by reference to Exhibit 10.62 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.50	Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001 by and among Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.63 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

Exhibits	Description

10.51	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.52	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.53	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.54	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.55	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.56	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.57	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.58	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.59	Loan and Security Agreement dated as of January 30, 2003, by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C. and Kevin M. Kean. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.60	Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934). (Incorporated herein by reference to Exhibit 10.1 to Lakes’ report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

10.61	Amendment to Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

10.62	Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934) (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)

Exhibits	Description

10.63	Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.) **

10.64	Letter dated as of April 12, 2004, from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**

10.65	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)

10.66	Amendment No. 5 dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.2 to Form 10-Q of WPT Enterprises, Inc. for the fiscal quarter ended October 3, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.)

10.67	Settlement Agreement by and between Lakes Entertainment, Inc. and Grand Casinos, Inc. and Park Place Entertainment Corporation (now known as Caesar’s Entertainment, Inc.) dated December 1, 2004.

10.68	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated December 14, 2004.

10.69	Second Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.70	Second Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.71	Second Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.72	Second Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.73	Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.74	Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.75	Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.76	Second Amended and Restated Non-Gaming Land Acquisition Line of Credit by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.77	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

Exhibits	Description

10.78	Second Amendment to Account Control Agreement by and among the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), and U.S. Bank National Association, F/ K/ A Firstar Bank, N.A., dated as of December 22, 2004.

10.79	First Amendment to Assignment and Assumption Agreement by and among the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.80	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.81	Second Amendment to Pledge and Security Agreement by and among Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company, Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc., a Minnesota corporation, and the Pokagon Band of Potawatomi Indians dated as of December 22, 2004.

10.82	Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.83	First Amendment to Unlimited Guaranty by and among Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc., a Minnesota corporation and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company, and the Pokagon Band of Potawatomi Indians dated as of December 22, 2004.

10.84	Second Amended and Restated Indemnity Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/ K/ A Great Lakes of Michigan, LLC), dated as of December 22, 2004.

10.85	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-chartered corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.86	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-charted corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.87	Gaming Development Consulting Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.88	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.89	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.90	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.91	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.92	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

Exhibits	Description

10.93	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.94	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.95	Indemnity Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.96	Gaming Development Consulting Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.97	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.98	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.99	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.100	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.101	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.102	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.103	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.104	Indemnity Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.105	Gaming Development Consulting Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.106	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.107	Dominion Account Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.108	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005.

Exhibits	Description

10.109	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.110	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.111	Dominion Account Agreement by and between the Pawnee Chilocco Gaming corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.112	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.113	Indemnity Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005.

10.114	Gaming Operations Consulting Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.115	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.116	KTTT Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally recognized Indian Tribe, in favor of Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.117	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.118	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.119	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.120	Operating Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.121	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005.

10.122	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.123	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

Exhibits	Description

10.124	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.125	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.126	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.127	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.128	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.129	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Managment, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.130	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.131	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.132	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.133	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.134	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.135	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.136	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.137	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.138	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.139	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

Exhibits	Description

10.140	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.141	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.142	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.143	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005.

10.144	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005.

10.145	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005.

10.146	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005.

10.147	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005.

10.148	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005.

21	Subsidiaries of the Company.

23	Consent of Independent Registered Public Accounting Firm dated November 30, 2005.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN

Name: Lyle Berman

Title:	Chairman of the Board and

Chief Executive Officer
Dated as of December 1, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of November 30, 2005.

Name	Title

/s/ Lyle Berman Lyle Berman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy J. Cope Timothy J. Cope	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Morris Goldfarb Morris Goldfarb	Director

/s/ Ronald Kramer Ronald Kramer	Director

/s/ Ray Moberg Ray Moberg	Director

/s/ Neil I. Sell Neil I. Sell	Director

SHAREHOLDER INFORMATION
Corporate Headquarters
130 Cheshire Lane, Suite 101
Minnetonka, MN 55305
Transfer Agent and Registrar
Wells Fargo Bank Minnesota, N.A.
Shareowner Services
P.O. Box 64854
St. Paul, MN 55164-0854
Form 10-K
Form 10-K filed with the Securities and Exchange Commission is available without charge upon written Request. Requests should be sent to:
Lakes Entertainment, Inc.
130 Cheshire Lane, Suite 101
Minnetonka, MN 55305
Attention: Chief Financial Officer