Form 10-Q
period 2005-04-03
LAKES ENTERTAINMENT INC
filed 2005-12-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-24993
LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Cheshire Lane Minnetonka, Minnesota (Address of principal executive offices)	55305 (Zip Code)
(952) 449-9092
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐          No ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of December 9, 2005, there were 22,299,909 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 3, 2005 and January 2, 2005

	April 3, 2005	January 2, 2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$36,949	$28,717
(balance includes $12.2 million and $4.5 of WPT Enterprises, Inc. cash)
Short-term investments	19,447	28,930
(balance includes $19.5 million and $27.8 of WPT Enterprises, Inc. short-term investments)
Accounts receivable	1,223	2,038
Deferred tax asset	166	137
Prepaids	1,008	1,233
Other current assets	1,873	1,159

Total current assets	60,666	62,214

Property and equipment, net of accumulated depreciation	7,310	6,795

Long-term assets related to Indian casino projects
Notes receivable, Indian Tribes	71,609	67,066
Land held for development	15,516	15,433
Intangible asset related to acquisition of management contracts	42,045	41,096
Other	2,417	2,024

Total long-term assets related to Indian casino projects	131,587	125,619

Investments	5,266	6,093
Deferred tax asset	4,278	4,278
Other	4,092	4,090

Total assets	$213,199	$209,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,490	$780
Income taxes payable	10,026	5,457
Accrued payroll and related costs	490	891
Deferred revenue	3,601	3,280
Other accrued expenses	4,518	3,449

Total liabilities	20,125	13,857

Commitments and contingencies
Common shares issued by subsidiary subject to repurchase	629	618
Minority interest	10,991	11,222
Shareholders’ equity:
Capital stock, $.01 par value; authorized 200,000 shares; 22,300 and 22,253 common shares issued and outstanding at April 3 and January 2, 2005, respectively	223	223
Additional paid-in capital	158,118	157,895
Retained earnings	23,161	25,280
Accumulated other comprehensive loss	(48)	(6)

Total shareholders’ equity	181,454	183,392

Total liabilities and shareholders’ equity	$213,199	$209,089

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Loss

	Three Months Ended

	April 3, 2005	April 4, 2004

		(Restated)
	(Unaudited)
	(In thousands, except loss
	per share)
Revenues:
License fee income	$3,463	$3,643
Host fees, sponsorship and other	641	497

Total revenues	4,104	4,140

Costs and expenses:
Selling, general and administrative	6,463	3,248
Production costs	3,187	2,472
Depreciation	92	143

Total costs and expenses	9,742	5,863
Net unrealized gain on notes receivable	2,836	576

Loss from operations	(2,802)	(1,147)

Other income:
Interest income	449	48
Other	—	40

Total other income	449	88

Loss before income taxes, equity in earnings of investments and minority interest	(2,353)	(1,059)
Income tax provision (benefit)	355	(407)

Loss before equity in earnings of investments and minority interest	(2,708)	(652)
Equity in earnings of investments, net of tax	13	260

Loss before minority interest	(2,695)	(392)
Minority interest in net loss of subsidiary	576	—

Net loss	$(2,119)	$(392)

Loss per share, basic and diluted	$(0.10)	$(0.02)

Weighted average common shares outstanding	22,267	21,770

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss

	Three Months Ended

	April 3, 2005	April 4, 2004

		(Restated)
	(Unaudited)
	(In thousands)
Net loss	$(2,119)	$(392)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(42)	—

Comprehensive loss	$(2,161)	$(392)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended

	April 3, 2005	April 4, 2004

		(Restated)
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(2,119)	$(392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	92	143
Stock-based compensation expense	425	94
Equity in earnings of investments	(13)	(419)
Deferred income taxes	(29)	(608)
Unrealized gains on notes receivable	(2,836)	(576)
Minority interest	(576)	—
Changes in operating assets and liabilities:
Accounts receivable	815	667
Prepaid expenses	225	(384)
Other current assets	(714)	(607)
Income taxes	4,569	249
Accounts payable	(348)	(1,815)
Deferred revenue	321	1,646
Accrued expenses	668	324

Net cash provided by (used in) operating activities	480	(1,678)

INVESTING ACTIVITIES:
Short-term investment securities	9,441	—
Payments for land held under contract for sale	—	(183)
Advances on long-term assets related to Indian casino projects	(2,074)	(3,629)
Payments to unconsolidated affiliates	(10)	(26)
Proceeds from unconsolidated affiliates	850	1,683
Payments for other long-term assets	(199)	(123)
Decrease in other long-term assets	197	—
Purchase of property and equipment	(607)	(86)

Net cash provided by (used in) investing activities	7,598	(2,364)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	154	3,653

Net cash provided by financing activities	154	3,653

Net increase (decrease) in cash and cash equivalents	8,232	(389)
Cash and cash equivalents — beginning of period	28,717	25,340

Cash and cash equivalents — end of period	$36,949	$24,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$45	$12
Noncash operating activities:
Capitalized television costs related to unit options issued to consultants	$(3)	$213
Acquisition of long-term assets and advances related to Indian casino projects	$1,058	$2,022
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	BUSINESS OVERVIEW AND ACCOUNTING POLICIES

Business Overview
      Lakes Entertainment, Inc. and Subsidiaries, a Minnesota corporation (“Lakes” or the “Company”), has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other businesses, including development of a Company-owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of April 3, 2005, Lakes owned approximately 62% of WPT Enterprises, Inc. (“WPTE”), a separate publicly held media and entertainment company principally engaged in the development, production and marketing of poker-themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
      Lakes, through various subsidiaries, has entered into the following contracts for the development, and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino, to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort to be built on land to be placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. The casino location will be near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”).

•	Lakes has contracts to develop and manage a casino to be built on the Rancheria of the Jamul Indian Village (“Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing a new casino and the Tribe’s existing Cimarron casino.
      Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective as of January 2005 to improve the performance of the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship (Note 9).

Basis of Presentation
      The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes, as restated Note 2 included within the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, previously filed with the SEC on December 2, 2005, from which the balance sheet information as of that date is derived.
      In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.
      In addition to the restatements discussed in Note 3, certain amounts, as previously reported, have been reclassified to conform to the current period presentation.

2.	MANAGEMENT’S FINANCIAL PLANS
      As of December 9, 2005, Lakes’ unaudited cash balance, excluding WPTE cash, was approximately $5.5 million. Lakes’ future quarterly corporate costs are expected to approximate $3.5 million and future quarterly development project-related costs are expected to approximate $3.5 million, however, a portion of these costs are discretionary and could be deferred if necessary. It is anticipated that Lakes will require additional capital through either public or private financings to fund operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. The Company believes that its assets provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price on that date, which may not be indicative of what Lakes could realize in a sale of its WPTE shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing. In addition, the Company continues to pursue engaging an investment banking firm to explore strategic alternatives for the Company’s shares of common stock of WPTE which may include the sale of part or all of such shares to fund Lakes’ operational and development needs. See Note 9 — subsequent events regarding Financing Facility.

3.	RESTATEMENT
      During 2005, as a result of discussions with the staff of the SEC, the Company re-evaluated its accounting methodology surrounding its contractual relationships with Indian tribes and determined that it should have separately recognized the separate elements of its development and management agreements with the Indian tribes. Historically the Company recorded its advances to Indian tribes as notes receivable and deferred recognition of interest income due to the contingent repayment terms of the notes. The Company has now determined that as advances are made to the tribe pursuant to the development relationship it should have given separate recognition to the contractual notes receivable established and the related interests in management contracts that are acquired in conjunction with the development agreements. As a result the accompanying unaudited condensed consolidated financial statements for the three months ended April 4, 2004, have been restated from amounts previously reported to reflect these accounting changes retroactively.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
A summary of the effects of the restatement on the results of operations for the quarterly period ended April 4, 2004 is as follows:

	As Previously	As
Consolidated Statement of Loss for the Quarterly Period Ended April 4, 2004,	Reported	Restated

Total costs and expenses	$5,875	$5,863
Net unrealized gains and losses on notes receivable	—	576
Loss from operations	(1,735)	(1,147)
Income tax benefit	(466)	(407)
Net loss	$(760)	$(392)
Basic loss per share	$(0.03)	$(0.02)
Diluted loss per share	$(0.03)	$(0.02)
      The following table illustrates the effect of the restatement on retained earnings:

April 4, 2004

Retained earnings, as previously reported	$24,158
Restatement adjustment	4,771

Retained earnings, as restated	$28,929

4.	STOCK BASED COMPENSATION
      The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended

	April 3, 2005	April 4, 2004

		Restated
Net loss:
As reported	$(2,119)	$(392)
Less: total stock-based compensation expense determined under the fair value method, net of related tax effects	(1,007)	(357)
Pro forma	$(3,126)	$(749)
Net loss per share, basic and diluted:
As reported	$(0.10)	$(0.02)
Pro forma	$(0.14)	$(0.03)

5.	LOSS PER SHARE
      For all periods, basic loss per share is calculated by dividing the loss by the weighted average number of common shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the three months ended April 3, 2005 and April 4, 2004 as the effect would have been anti-dilutive as a result of losses.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	INCOME TAXES
      In accordance with SFAS No. 109, Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at April 3, 2005 and January 2, 2005. Lakes evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets in Indian casino projects. Therefore the Company recorded a 100% valuation allowance against these items at April 3, 2005 and January 2, 2005. However, the Company has recognized a deferred tax asset related to capital losses during 2001 to 2004. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62.
      The Company is currently under examination for income and franchise tax matters. See Note 7 regarding the IRS Tax Audit and the Louisiana Department of Revenue Litigation Tax Matter.
7.     COMMITMENTS AND CONTINGENCIES:

Tribal Commitments
      The Company’s development agreements with its tribal partners require the Company to provide financial support related to project development, in the form of loans.

	Tribal Casino Development Advances/ Commitments

	As of April 3, 2005

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In thousands)
Jamul Tribe	$14,792	$6,695	$8,513
Shingle Springs Tribe	34,492	8,816	6,692
Pokagon Band	44,940	—	28,060
Kickapoo Tribe*	90	—	1,910
Pawnee Nation	20	—	—
Iowa Tribe	23	—	977

*	Refer to Note 9 for further information regarding the Kickapoo Tribe project.

Shingle Springs Tribe
      As of April 3, 2005, $43.3 million had been advanced related to the Shingle Springs project. In April 2005, the Company amended the Shingle Springs’ development agreement and increased the Company’s total commitment to $50 million. It is anticipated this increase will be adequate to cover pre-construction and land commitments over the next two years.
                  Pokagon Band
      For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing to the Pokagon Band at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Based on discussions with prospective lenders, management presently believes that

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available at the time the project begins construction.
      Once the Pokagon Casino is open and Lakes is the manager of the casino, the Company will be obligated to pay an amount to an unrelated third party related to a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The obligation is payable quarterly for five years so long as Lakes is the manager of the casino, and the maximum liability over the five-year period is approximately $11 million.
      Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes will be recorded as a liability on the Company’s consolidated financial statements at the fair value of the guarantee at its inception.

Common Shares Subject to Repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares were classified as common shares subject to repurchase as of April 3, 2005 and January 2, 2005. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified to equity as of October 2, 2005.

IRS Tax Audit
      The Company’s federal income tax returns are under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000 related to the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position the Company may be required to pay up to approximately $3.2 million plus interest and penalties related to tax on ordinary income, but this would be offset by re-establishing capital losses that would then be available to offset future capital gains, if any. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62. Lakes’ basis in the WPTE common stock is minimal.

Leases
      The Company leases certain property and equipment, including an airplane, under non-cancelable operating leases. The Company’s airplane lease contains a residual value guarantee of $7.5 million. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $0.7 million and $0.1 million for the period ended April 3, 2005 and April 4, 2004, respectively. During 2004, the Company determined that the value of the aircraft had decreased to $6.1 million. Therefore, the Company began accruing the expected deficiency over the remaining term of the lease. This resulted in additional expense of $0.6 million in 2004. At the end of the lease term in April 2005 a determination of the actual deficiency was made and based on that determination a payment of $1.4 million was made during August 2005.
      The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Total future minimum lease payments due under this lease are approximately $2.0 million

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
payable ratably over the three year lease term. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to $5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three year lease term; however at the conclusion of the lease, the Company is required to purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three year lease term.

Legal Proceedings

Slot Machine Litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor Grand Casinos and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have also filed motions seeking the payment of costs and attorney fees and defendants have until December 28, 2005 to complete their briefing on the motions.
      The Company has not recorded any liability for this matter as currently an estimate of any possible loss cannot be made. Management currently believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Willard Eugene Smith Litigation
      On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR) and related persons and entities. In the counterclaim, Smith asserted that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR Entities or their principals relating to the Shingle Springs and Jamul Casinos that Lakes’ subsidiaries are developing in California. Smith also sought recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement. Trial for the above litigation commenced in April 2005. In May 2005, the jury in the state court case reached a verdict in favor of Lakes and the other defendants. The jury in the case found that there was no agreement with Smith relating to the ongoing monthly payments for the percentage of management fees. The jury also found that Smith was not entitled to damages. As a result of the verdict against Smith, a second phase of the trial, which would have sought to recover from Lakes any damages awarded, will not be necessary. Smith filed a Motion for a Partial Retrial on the issue of damages which was denied automatically by operation of law. Smith failed to timely file an appeal to the Texas Court of Appeals, so the judgment has become final.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

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
      A ruling with respect to the addendum was issued June 21, 2004 by the Superior Court of California, County of Sacramento. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the court’s earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover such methodology appears necessary for the California Environmental Quality Act analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e. CalTrans) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004, and the court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling was separately appealed to the California Court of Appeals (the “Court”) and an oral argument for these appeals and the appeals of El Dorado County and Voices of Rural Living was held before the Court on August 29, 2005. The Court issued its decision on these appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
      The Company has not recorded any liability for this matter as management believes the Courts’ rulings will ultimately allow the project to commence. However there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Grand Casinos, Inc. Litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as Caesars Entertainment, Inc.), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits, if any. This settlement income has been recorded as other income in the consolidated statement of loss for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

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

Other Litigation
      Lakes is involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

8.	SEGMENT INFORMATION
      Lakes’ principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of WPTE owning approximately 62% of WPTE’s outstanding common stock. Substantially, all operations of the Company and WPTE are conducted in the United States. Episodes of the World Poker Tour television series produced by WPTE are distributed internationally by a third party distributor. The segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
maker in deciding how to allocate resources and in assessing performance. The amounts in the Corporate and Eliminations column below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments

	Indian Casino	WPT	Corporate &	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of April 3, 2005	$133.9	$36.9	$42.4	$213.2
Total assets as of January 2, 2005	$127.1	$37.1	$44.9	$209.1
For the Three Months Ended April 3, 2005
Revenue	$—	$4.1	$—	$4.1
Net earnings (loss)	2.5	(1.6)	(3.0)	(2.1)
Depreciation expense	—	—	0.1	0.1
For the Three Months Ended April 4, 2004, restated
Revenue	$—	$4.1	$—	$4.1
Net earnings (loss)	0.5	0.8	(1.7)	(0.4)
Depreciation expense	—	—	0.1	0.1

9.	SUBSEQUENT EVENTS

Membership Interest in Metroflag Polo, LLC
      On July 15, 2005, the Company received a $5.0 million payment from Metroflag Polo, LLC (“Metroflag”), in full satisfaction of the Company’s membership interest in Metroflag, which approximated the carrying value of the asset on the unaudited condensed consolidated balance sheet. Accordingly, no gain or loss will be recorded in future periods related to this transaction.

Kickapoo Project
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of April 3, 2005, the Company recorded unrealized losses of $0.5 million related to the Kickapoo project. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project costs incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.9 million and $5.0 million, respectively, during the nine months ended October 2, 2005. Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million
      The Company is negotiating with the Kickapoo Tribe to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, a possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Financing Facility
      On December 16, 2005, Lakes closed on a $20 million financing facility with the Lyle Berman Family Partnership (the “Partnership”). An initial draw of $10 million was made under the facility on December 16, 2005, and the remaining $10 million can be drawn in $5 million increments over time as needed. Any funds drawn under the facility bear interest at the rate of 12% per annum and are due and payable on the third anniversary of the first advance drawn. No commitment fees, closing fees or loan servicing fees were assessed or paid in connection with the facility. Lakes may prepay the facility in whole or in part without penalty. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil Sell, a Director of Lakes, is one of the trustees of the irrevocable trusts that are the partners in the Partnership.
      The financing facility is secured by substantially all of the personal property of Lakes and its subsidiaries other than WPTE, including all fees or rights to cash flow from Lakes’ casino projects, as well as by its real property located at 130 Cheshire Lane, Minnetonka, Minnesota (which is the location of the Company’s principal offices), its real estate mortgage from the Pokagon Band and its shares of WPTE. The financing facility is also guaranteed by certain of the Company’s subsidiaries other than WPTE. The facility permits Lakes to separately sell up to 3.5 million WPTE shares without application of the proceeds from such sale to pay down draws under the financing facility so long as the per share price of WPTE shares does not fall below $3.00 per share, in which case the pro rata portion of the proceeds shall be applied to the financing facility based upon the difference between the share price and the minimum share price of $3.00. The sale of WPTE shares above 3.5 million shares will trigger mandatory prepayment of the financing facility.
      In consideration for the financing facility, Lakes issued to the Partnership warrants for the purchase of up to 2 million shares of its common stock at a purchase price of $7.88 per share that expire in December 2012. The warrants contain customary demand and piggyback registration rights for the shares of common stock underlying the warrants. The warrants will not become exercisable if Lakes’ borrowings under the facility do not exceed $10 million in the aggregate and all amounts owed under the facility are repaid in full on or before February 28, 2006. In addition, Lakes agreed to use its best efforts to cause WPTE to file a registration statement by no later than April 15, 2006 thus allowing for the possible resale of all WPTE shares pledged by Lakes to the Partnership. If Lakes were to sell more than the 3.5 million shares of WPTE, such proceeds would first be used to pay down the financing facility. Lakes has agreed to pay substantially all of the costs incurred in the preparation and filing of such registration statement.

WPTE Investment in PokerTek
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

WPTE Lawsuit With the Travel Channel
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel, LLC (“TRV”) from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the Professional Poker Tour (“PPT”), and to clarify and enforce WPTE’s rights with respect to the World Poker Tour television episodes. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. Despite WPTE’s dispute with TRV, WPTE remains committed to fulfilling its obligations to TRV in connection with the World Poker Tour series.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflect the adjustments relating to the restatement described in Note 3 in the unaudited condensed consolidated financial statements.
Overview
      Lakes develops Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development and management agreements with five separate tribes for one new casino operation in Michigan, two in California, and with two tribes in Oklahoma for five various casino projects. Lakes is also involved in other businesses, including development of a non-Indian casino and the development of new table games for licensing to casinos. In addition, as of April 3, 2005, Lakes owned approximately 62% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
Financial Overview
      In the first quarter of the fiscal year ended January 1, 2006 (“fiscal 2005”) and in the first quarter of the fiscal year ended January 2, 2005 (“fiscal 2004”), all of Lakes’ consolidated revenues have been derived from the WPTE business, mainly from license fees for domestic telecast of World Poker Tour television episodes (“WPT”) and product licensing fees associated with the World Poker Tour brand and logo. There were no product licensing revenues in fiscal 2004. License fees have depended on the number of episodes delivered to The Travel Channel (“TRV”) in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations

Three Months Ended April 3, 2005 Compared to the Three Months Ended April 4, 2004

Revenues
      All revenues in 2005 and 2004 were related to WPTE business. Total revenues were $4.1 million for the three months ended April 3, 2005 and April 4, 2004. Domestic television license revenues were $2.0 million in the first quarter of fiscal 2005 compared to $3.5 million in the first quarter of fiscal 2004. The higher domestic television license revenue reported in the first quarter of fiscal 2004 reflected the delivery of nine Season Two episodes during the period compared to five episodes of Season Three delivered during the first quarter of fiscal 2005. WPTE expects to deliver the remaining eight episodes of Season Three in the second quarter of fiscal 2005. International television licensing revenues increased to $0.4 million for the three months ended April 3, 2005 from $0.1 million for the three months ended April 4, 2004. Revenues for the three months ended April 3, 2005 also included $1.1 million in product licensing revenues compared to no product licensing revenues for the three months ended April 4, 2004.
      TRV exercised its option for Seasons Three and Four in May 2004 and March 2005, respectively, and has additional options for the following three seasons (Seasons Five through Seven) under which WPTE would receive fixed license fees for each episode WPTE produces. For each season covered by an option exercised by TRV, TRV will have exclusive rights to exhibit the programs in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years.

Costs and Expenses
      Production costs are associated with WPTE costs of producing television series. WPTE cost of revenues increased to $3.2 million in the first quarter of fiscal 2005 compared to $2.5 million in the first quarter of fiscal 2004. Cost of revenues in the first quarter of fiscal 2005 related primarily to the production of Season Three episodes of the WPT and the production of the premiere season of the PPT. Approximately $1.4 million of costs of revenues in the first quarter of fiscal 2005 were related to PPT production costs. Cost of revenues in the first quarter of fiscal 2004 of $2.5 million were related primarily to the production of Season Two episodes of the WPT. Additionally, cost of revenues in the first quarter of fiscal 2005 included approximately $0.4 million of non-cash compensation expenses related to consultant stock options compared to $0.1 million in the first quarter of fiscal 2004. Overall gross margins were 22.3% in the first quarter of fiscal 2005 compared to 40.3% in the first quarter of fiscal 2004. The lower gross margins in the first quarter of fiscal 2005 primarily reflect the impact of PPT production costs and non-cash compensation expenses related to consultant stock options included in cost of revenues. Excluding the non-cash compensation expenses and PPT production costs expensed during the quarter, gross margin for the first quarter of fiscal 2005 would have been 67.3% compared to 42.6% for the corresponding period in fiscal 2004, with the higher margin due to increased revenues from product licensing, international licensing, and sponsorship. There was no PPT production costs recognized in the first quarter of fiscal 2004.
      Selling, general and administrative expenses increased from $3.3 million for the three months ended April 4, 2004, to $6.5 million for the three months ended April 3, 2005. WPTE selling, general and administrative costs were $2.8 million for the three months ended April 3, 2005 compared to $0.8 million for the three months ended April 4, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, and legal, audit and consulting fees incurred during the 2005 period associated with business development, increased product licensing revenues, and growth related to WPTE becoming an independent public company. Lakes’ selling, general and administrative costs were $3.7 million for the three months ended April 3, 2005 and $2.5 million for the three months ended April 4, 2004. This increase is primarily due to $0.6 million in additional rent expense related to a deficiency in the guaranteed residual value of the aircraft the Company leases and $0.6 million related to increased head count and business development costs primarily associated with Lakes’ new casino projects in Texas and Oklahoma.

Net unrealized gain on notes receivable
      Net unrealized gain on notes receivable was $2.8 million and $0.6 million for the three months ended April 3, 2005 and April 4, 2004, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian Tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. This increase is primarily related to the increase in our estimate of the probability of the Pokagon Casino opening from 75% to 85% in the first quarter of fiscal 2005 due to the favorable federal judge’s ruling in March 2005 (see further discussion below under the caption “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band” and in particular, the discussion regarding the critical milestone “Usable land placed in trust by Federal government.”

Taxes
      The Company recorded a tax provision of $0.4 million as of April 3, 2005 compared to a tax benefit of $0.4 million as of April 4, 2004. The loss before income taxes, equity in earnings (loss) of investments and minority interest was $2.4 million for the three months ended April 3, 2005 compared to a loss of $1.1 million for the three months ended April 4, 2004. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets relating to net operating loss carry forwards, deferred interest on advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate. Lakes evaluated all evidence and determined the net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects and its investments in its non-Indian casino business. The Company recorded a 100% valuation allowance against these items at April 3, 2005 and January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits.

Losses per common share and net losses
      For the three months ended April 3, 2005, basic and diluted losses per common share were $0.10, compared to basic and diluted losses of $0.02 per common share, for the same period in the prior year. Net loss for the three months ended April 3, 2005 was $2.1 million compared to $0.4 million for the three months ended April 4, 2004. The increase in net loss is primarily due to increased production costs of $0.7 million (primarily due to PPT production costs with no revenues), approximately $2.0 million of additional selling, general and administrative costs associated with WPTE becoming an independent public company and increased SG&A related to Lakes of $1.2 million. This is offset by an increase in the unrealized gain on notes receivable of $2.2 million for the three months ended April 3, 2005 compared to the three months ended April 4, 2004.
Liquidity and Capital Resources
      At April 3, 2005, Lakes’ unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $56.4 million. Included in this amount was Lakes’ cash of $24.7 million. Also included were WPTE cash of $12.2 million and WPTE short-term investments of $19.5 million. WPTE cash and investments will not be used in Lakes’ business. Lakes has had no operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002.
      In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE’s cash resources are expected to be used for WPTE’s business and will not be available for Lakes’ casino projects or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes’ obligation to fund WPTE operations under a limited revolving note receivable. As of April 3, 2005, Lakes holds approximately 12.5 million shares or approximately 62% of WPTE’s common stock. Lakes will be subject to Rule 144 regarding volume limitations for sales of WPTE common stock.
      The Company’s primary source of cash for its development of casino projects during fiscal 2004 and fiscal 2005 has been from the planned sale of assets. During 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $2.5 million related to the sale of the land as well as through the settlement of a title dispute related to the land. Lakes received proceeds of $5.9 million in fiscal 2004 in connection with the sale of the Polo Plaza and adjacent Travelodge property and an additional $5.0 million final payment in July 2005. We expect that proceeds from the sale of assets will decrease in future periods. Additionally in December 2004, Lakes received $11.3 million in settlement of a tax sharing agreement with Grand Casinos. For a discussion of Lakes’ current efforts to secure financing for its operational and development needs see Note 9.
      Our management contracts with our tribal partners require that we provide financial support for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. A portion of the advances due from the Pokagon Band in the approximate amount of $24.1 million resulted from funds advanced by the Company for the Pokagon Band’s purchase of the land. The Company has a first deed of trust against this property, which will be relinquished when the BIA places the land into trust.
      We currently believe that our existing casino development projects included in the table below (except for the project with the Kickapoo Tribe — see Note 9) will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management contracts. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that it may be forced to cease its operations entirely.
      Following is a table summarizing remaining contractual obligations as of April 3, 2005 (in millions) which reflects the amendment to the airplane lease entered into on May 1, 2005:

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)(3)
Jamul	$8.5	$2.6	$5.9	$—	$—
Shingle Springs	6.7	3.6	3.1	—	—
Pokagon(2)	28.1	2.3	25.8	—	—
Kickapoo Traditional Tribe of Texas(1)(8)	1.9	1.9	—	—	—
Iowa Tribe of Oklahoma(1)	1.0	1.0	—	—	—
Operating Leases(4)	3.5	1.9	1.3	0.3	—
WPTE operating leases(5)	3.0	0.4	0.9	1.0	0.7
WPTE purchase obligations(6)	0.9	0.2	0.3	0.3	0.1
WPTE employee obligations(7)	1.4	1.0	0.4	—	—

	$55.0	$14.9	$37.7	$1.6	$0.8

(1)	Lakes anticipates that it will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet the remaining casino development commitments. See table below detailing tribal casino development commitments.

(2)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third party financing will be available for this project. However, there can be no assurance that third party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.

(3)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at April 3, 2005.

(4)	The Company leases an airplane, under a non-cancelable operating lease expiring April 30, 2005. The lease was amended on May 1, 2005. The new term is for a period of up to three years.

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

(6)	Purchase obligations include the following: Contractual obligations related to the establishment of WPTE’s Internet gaming site of $875,000 and a monthly retainer of $7,500 for investor relations services through July 2005.

(7)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

(8)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship.

	Casino Development Advances/Commitments
	As of April 3, 2005

							Commitments
							in Excess of
							Available Cash
				Total	Remaining	Lakes’ Cash and	and Short-
	Pre-Construction	Land Held for	Total	Funding	Funding	Short-Term	Term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$14.8	$6.7	$21.5	$30.0	$8.5
Shingle Springs Tribe(b)	34.5	8.8	43.3	50.0	6.7
Pokagon Band(c)	44.9	—	44.9	73.0	28.1
Kickapoo Tribe(d)	0.1	—	0.1	2.0	1.9

Iowa Tribe(e)				1.0	1.0

	$94.3	$15.5	$109.8	$156.0	$46.2	$24.7	$21.5

(a)	Lakes plans to continue making advances on the remaining commitment to the Jamul Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $1.5 million and $7.0 million during the second, third and fourth quarters of fiscal 2005 and fiscal 2006, respectively, to fulfill its remaining commitment to the Jamul Tribe.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $2.5 million and $4.2 million during the second, third and fourth quarters of fiscal 2005 and fiscal 2006, respectively, to fulfill its remaining commitment to the Shingle Springs Tribe. As of April 3, 2005, $43.3 million had been advanced related to the Shingl’e Springs Casino project. The Company, in April 2005 amended the Shingle Springs project notes increasing the Company’s total commitment to $50 million. It is anticipated this increase will be adequate to cover pre-construction and land commitments over the next two years.

(c)	Lakes plans to continue making advances on the remaining commitment to the Pokagon Band on a monthly basis until the casino opens. Lakes plans to make advances of $1.3 million, $16.0 million and $10.8 million during the second, third and fourth quarters of fiscal 2005, fiscal 2006 and fiscal 2007, respectively, to fulfill its remaining commitment to the Pokagon Band.

(d)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. In November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of April 3, 2005, the Company recorded unrealized losses of $0.5 million related to the Kickapoo project. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project costs incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.9 million and $5.0 million, respectively during the nine months ended October 2, 2005. Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

(e)	Lakes plans to advance the $1.0 million it has committed to the Iowa Tribe during fiscal 2005. In December 2005 the Iowa Tribe closed on third party financing related to the Cimarron Casino and repaid Lakes all amounts advanced related to that project. Additional amounts will be advanced to the Iowa Tribe for the new casino project based upon an approved budget yet to be finalized.

      During fiscal 2005, Lakes’ corporate costs, excluding WPTE, which is not expected to require additional capital from Lakes, will approximate $12.5 million. Development project-related costs are expected to approximate $24.0 million during fiscal 2005. Lakes’ unaudited cash balance, excluding WPTE cash was approximately $5.5 million as of December 9, 2005. Lakes’ on-going quarterly corporate costs are expected to approximate $3.5 million and on-going quarterly development project-related costs are expected to approximate $3.5 million, however a portion of these costs are discretionary and could be deferred if necessary. Additionally, the Company may be required to pay taxes, ranging from $0 to approximately $12 million plus interest and penalties, in fiscal 2006 related to two tax matters. It is anticipated that Lakes will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet operating expenses and development project-related costs during the remainder of fiscal 2005 and 2006 and the Company is currently considering various financing alternatives. In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership and received a $10 million draw on this facility on December 16, 2005 (see Note 9). Lakes plans to continue pursuing other financing alternatives and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.
      Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners. Lakes also anticipates that it may incur additional pre-construction costs which would require the Company to obtain additional sources of financing. These development costs do not include construction-related costs that would be incurred if any of the projects were to begin construction during the next twelve months. Management anticipates that it will be necessary to raise additional capital when any of the projects begin construction and believes such financing will be available based on preliminary discussions with prospective lenders. However, such financings may not be available when needed on terms acceptable to Lakes or at all. Moreover, any additional equity financings may be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.
      In addition, the construction of the Company’s Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on Lakes’ results of operations and financial condition. In order to assist the tribes, Lakes may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by Lakes, if any, will increase Lakes’ potential exposure in the event of a default by any of these tribes.
      For the Pokagon Casino project, the Company has agreed to finance all phases of the project entirely from its own funds if financing at an interest rate of 13% or less is not available from the capital markets. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, management believes that third-party financing will be available for this project. However, there can be no assurance third-party financing will be available and that Lakes will not be required to provide this additional financing.
      As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand Casinos through December 28, 2004, against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand Casinos and to pay all related settlements and judgments. The indemnification period expired December 28, 2004, and Lakes does not have any further obligations. Lakes incurred no costs related to this matter in 2004.
Critical Accounting Policies and Estimates
      Our consolidated unaudited financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. The significant accounting policies that Lakes believes are the most critical to aid in fully understanding and evaluating its reported financial results include the following: revenue recognition, long-term assets related to Indian casino projects and income taxes.
      Revenue recognition: Revenue from the management of Indian-owned casino gaming facilities is recognized in accordance with our policy described below under the caption “Accounting for long-term assets related to Indian casino projects.”
      Revenue from the domestic and international distribution of WPTE’s television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films:

•	Persuasive evidence of an arrangement exists;

•	The show/episode is complete, and in accordance with the terms of the arrangement, has been delivered or is available for immediate and unconditional delivery;

•	The license period has begun and the customer can begin its exploitation, exhibition or sale;

•	The seller’s price to the buyer is fixed and determinable; and

•	Collectibility is reasonably assured.
      In accordance with the terms of the TRV agreement, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.
      Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. WPTE presents product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses as WPTE is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.
      Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming partner, for online poker and casino activity throughout the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since WPTE has the ability to adjust price specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site.
      Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired, and sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, by WPTE, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.
      Deferred television costs: WPTE accounts for deferred television costs in accordance to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, since WPTE has insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management of WPTE currently estimates that 100% of capitalized deferred television costs at April 3, 2005, are expected to be expensed in connection with episode deliveries by the end of fiscal 2005.

Accounting for long-term assets related to Indian casino projects:

Notes Receivable:
      Lakes is involved as the exclusive developer and manager of Indian-owned casino projects, all of which are in the development phase as of April 3, 2005. The Company has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines that there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to Lakes sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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
      The Company accounts for its advances to the tribes and its management contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the notes will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the face value of the note plus accrued interest. Changes in fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.
      The determination of estimated fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on a review of critical milestones. If casino opening dates, interest rates, discount rates or the probabilities of the projects opening change significantly, the estimated fair value of the related note receivable is adjusted accordingly and the Company could experience unrealized gains or losses that could be material.
      Upon opening of the casino Lakes may conclude that it is no longer reasonably possible that the advances to Indian tribes would be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due. In such situations, the notes receivable will be accounted for under the effective interest method upon opening of the casino and will no longer be adjusted to fair value at each balance sheet date. Any difference between the then estimated fair value of the advances and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114 “Accounting by Creditors for Impairment of a Loan.”

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
      The consolidated balance sheets as of April 3, 2005 (unaudited) and January 2, 2005 include long-term assets related to Indian casino projects of $131.6 million and $125.6 million, respectively, primarily related to three separate projects. The amounts are summarized by project (in thousands) as follows:

	April 3, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

	(Unaudited)
Notes receivable, at fair value	$38,998	$22,769	$9,810	$32	$71,609
Intangible assets related to acquisition of management contracts	17,776	17,302	6,940	27	42,045
Land held for development	—	8,816	6,695	5	15,516
Other	64	1,275	686	392	2,417

Total long-term assets related to the Indian casino project	$56,838	$50,162	$24,131	$456	$131,587

	January 2, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at fair value	$35,931	$21,775	$9,345	$15	$67,066
Intangible assets related to acquisition of management contracts	17,604	16,698	6,789	5	41,096
Land held for development	—	8,772	6,661	—	15,433
Other	71	1,315	638	—	2,024

	$53,606	$48,560	$23,433	$20	$125,619

      The key assumptions used to estimate the fair value of the notes receivable are estimated casino opening date, projected interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies was considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.
      The following table provides the key assumptions used to estimate the fair value of the notes receivable (dollars in thousands):

Pokagon Band:

	As of April 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$57,057 ($44,940 principal and $12,117 interest)	$55,747 ($44,550 principal and $11,197 interest)
Estimated months until casino opens (weighted average of three scenarios)	32 months	33 months
Projected interest rate until casino opens	7.4%	6.8%
Projected interest rate during the loan repayment term	8.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	85%*	75%
      A portion of the notes due from the Pokagon Band include funds advanced of approximately $24.1 million by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against substantially all of this property, which will be relinquished when the Bureau of Indian Affairs (“BIA”) places the land into trust.
      The estimated probability rate was increased from 75% to 85% in the first quarter of fiscal 2005 due to an evaluation of all critical milestones as of April 3, 2005 and due to the favorable federal judge ruling issued in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the

Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date was held on December 8, 2005 and a decision is pending. Due to the delay related to this litigation the weighted average estimated casino opening date was extended from October 2007 to December 2007 during the three-month period ended April 3, 2005.
      TOMAC commenced the litigation against the Federal Government in 2001 after the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. The land in trust issue has been the most significant critical milestone delaying the opening of the casino.
      See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon.”

Shingle Springs Tribe:

	As of April 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$40,304 ($34,492 principal and $5,812 interest)	$38,156 ($33,076 principal and $5,080 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months
Projected interest rate until casino opens	8.4%	7.9%
Projected interest rate during the loan repayment term	9.9%	8.7%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from January to April 2008 during the three-month period ended April 3, 2005 (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs”).

Jamul Tribe:

	As of April 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$17,959 ($14,792 principal and $3,167 interest)	$17,306 ($14,467 principal and $2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months
Projected interest rate until casino opens	8.4%	7.9%
Projected interest rate during the loan repayment term	9.2%	8.7%
Discount rate	15%	15%
Repayment terms of note	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	75%	75%

      As a result of delays related to getting land contiguous to the reservation placed into trust, the weighted average estimated casino opening date was extended from January to April 2008 during the quarterly period ended April 3, 2005. Because of the slow process, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”).
      The fair value estimation requires that assumptions be made and judgments be applied regarding estimated casino opening dates, projected interest rates, discount rates and probabilities of the projects opening. If the assumptions used in the fair value calculation change significantly the Company could be exposed to unrealized gains or losses that could be material.
      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

		Sensitivity Analysis
	April 3, 2005
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$38,997,778	$36,941,907	$36,681,974	$34,762,327	$41,053,648	$41,477,917	$43,679,678
Shingle Springs	$22,769,381	$21,127,782	$21,452,391	$19,904,863	$24,410,980	$24,166,428	$25,907,816
Jamul	$9,809,623	$9,169,348	$9,259,265	$8,655,681	$10,449,898	$10,393,436	$11,072,632

	$71,576,781	$67,239,038	$67,393,629	$63,322,871	$75,914,525	$76,037,782	$80,660,126

		Sensitivity Analysis
	January 2, 2005
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$35,931,000	$33,957,913	$33,825,802	$29,583,071	$37,904,088	$38,197,409	$40,321,591
Shingle Springs	$21,775,000	$20,252,095	$20,453,118	$19,024,633	$23,297,905	$23,184,255	$24,807,821
Jamul	$9,345,000	$8,734,015	$8,776,784	$8,203,679	$9,955,986	$9,950,775	$10,602,146

	$67,051,001	$62,944,022	$63,055,704	$56,811,384	$71,157,979	$71,332,440	$75,731,558

      The assumption changes used in the sensitivity analysis above are hypothetical. The effect of the variation in the probability assumption and estimated opening date on the estimated fair value of the notes receivable from Indian tribes were calculated without changing any other assumptions; in reality, changes in these factors may result in changes in another. For example, the change in probability could be associated with a change in discount rate, which might magnify or counteract the sensitivities.
      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of April 3, and January 2, 2005. The notes receivable are carried on the consolidated balance sheets at April 3, 2005 (unaudited) and January 2, 2005 at their estimated fair values of $71.6 million and $67.1 million, respectively.

	Balance at April 3, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$20,840	$34,492	$13,842	$—	$69,174
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,924	—	950	—	11,874
Note receivable, other	—	—	—	43	43

	$44,940	$34,492	$14,792	$43	$94,267

	Balance at January 2, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$20,449	$33,076	$13,517	$—	$67,042
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other	—	—	—	20	20

	$44,550	$33,076	$14,467	$20	$92,113

(a)	Lakes advances funds to the tribes, which are related to certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and Lakes, in order to obtain the development agreement and management contract, agrees to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	Lakes purchased land to be used and transferred to the tribe in connection with the casino project. At Pokagon, a portion of the land will be used by the tribe separate from the casino project land.
      The notes receivable for pre-construction advances consist of the following principal amounts advanced to the tribes at April 3, 2005 and January 2, 2005 (in thousands):

Pokagon	April 3, 2005	January 2, 2005

Monthly stipend	$8,500	$8,125
Construction	2,581	2,580
Legal	1,382	1,379
Environmental	649	645
Design	7,728	7,720

Total principal amount of pre-construction advances	$20,840	$20,449

Shingle Springs	April 3, 2005	January 2, 2005

Monthly stipend	$5,220	$4,980
Construction	1,620	1,605
Legal	10,968	10,290
Environmental	1,581	1,577
Design	9,213	9,120
Gaming license	3,326	3,226
Lobbyist	2,564	2,278

Total principal amount of pre-construction advances	$34,492	$33,076

Jamul	April 3, 2005	January 2, 2005

Monthly stipend	$3,461	$3,319
Construction	159	159
Legal	2,706	2,606
Environmental	1,637	1,628
Design	3,648	3,640
Gaming license	451	429
Lobbyist	1,780	1,736

Total principal amount of pre-construction advances	$13,842	$13,517

Lakes’ evaluation of impairment related to long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at estimated fair value:
      Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment. The assets are periodically evaluated for impairment based on the estimated cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment would be recorded. Such impairment would be measured based on the difference between the fair value and carrying value of the assets.
      The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. Lakes’ (as its predecessor Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of its Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which the Company’s Indian casinos will be located. In addition, Lakes has many years of casino operations experience within the Company which provides a basis for its revenue expectations. The projections were prepared by Lakes not for purposes of the valuation at hand but rather for purposes of Lakes’ and the tribes’ business planning.
      The primary assumptions included within management’s financial model for each Indian casino project is as follows:
Pokagon Band

	April 3, 2005	January 2, 2005

No. of class III slot machines	3,000	3,000
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1st year	$275	$275
Win/table game/day — 1st year	$1,300	$1,300
Win/poker game/day — 1st year	$1,000	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 - (6.4%) (Decrease due to repayment of senior debt)	Year 2 - (6.4%) (Decrease due to repayment of senior debt)
	Year 3 - 1.9%	Year 3 - 1.9%
	Year 4 - 3.6%	Year 4 - 3.6%
	Year 5 - 2.8%	Year 5 - 2.8%
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

Jamul Tribe

	April 3, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	65	65
No. of poker tables	10	10
Win/class III slot machine/day — 1st year	$285	$285
Win/class II slot machine/day — 1st year	$200	$200
Win/table game/day — 1st year	$1,100	$1,100
Win/poker table/day — 1st year	$650	$650
Expected increase (decrease) in management fee cash flows	Year 2 - (8.8%) (Decrease due to repayment of senior debt)	Year 2 - (8.8%) (Decrease due to repayment of senior debt)
	Year 3 - 2.8%	Year 3 - 2.8%
	Year 4 - 2.9%	Year 4 - 2.9%
	Year 5 - 1.9%	Year 5 - 1.9%
	Year 6 - 2.8%	Year 6 - 2.8%
	Year 7 - 1.5%	Year 7 - 1.5%
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
Shingle Springs Tribe

	April 3, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1st year	$350	$350
Win/class II slot machine/day — 1st year	$250	$250
Win/table game/day — 1st year	$1,275	$1,275
Win/poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 - (8.9%) (Decrease due to repayment of senior debt)	Year 2 - (8.9%) (Decrease due to repayment of senior debt)
	Year 3 - 3.6%	Year 3 - 3.6%
	Year 4 - 3%	Year 4 - 3%
	Year 5 - 5.1%	Year 5 - 5.1%
	Year 6 - (17%) (Management fees were reduced in years six and seven)	Year 6 - (17%) (Management fees were reduced in years six and seven)
	Year 7 - 10.8%	Year 7 - 10.8%
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
      As of April 3, 2005 and January 2, 2005 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.

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
      Lakes will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The management fee and length of contract are subject to regulatory approval. If the land were taken into trust in 2006 the the casino could open as early as late 2007.
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

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of fiscal year 2003 and 2004 and as of April 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	April 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	No — The Pokagon Band and Lakes continued to provide support for the case and in January 2003 the federal judge dismissed all issues except for the final issue and requested additional information from the BIA.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.	No — In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date was held on December 8, 2005 and a decision is pending.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

Critical Milestone	December 28, 2003	January 2, 2005	April 3, 2005

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, Pending litigation regarding land in trust — see below.	No, Pending litigation regarding land in trust — see below.	No, Pending litigation regarding land in trust — see below.

Financing for construction	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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
      In January 2001, the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. During the required 30-day waiting period a lawsuit was filed by the TOMAC against the federal government to stop the land in trust process. Lakes and the Pokagon Band continued to provide support for this case and believed it would be resolved in favor of the Band. The first hearing before the federal judge took place on December 2001. In March 2002, the judge eliminated several of TOMAC’s assertions and continued to review the remaining issues. In January 2003, the Judge dismissed all remaining issues except for one and requested additional information from the federal government (“BIA”) to support their conclusions on that one issue. Due to the fact that all issues except for one had been dismissed, Lakes continued to believe that it was probable that the land would be taken into trust and that the casino would open. The BIA submitted the additional information in August 2004; and in March 2005, the federal judge dismissed the last remaining issue filed by TOMAC making it possible for the land to be taken into trust for the gaming project. During the required 60-day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date was held on December 8, 2005 and a decision is pending. The federal lawsuit has been the most significant item delaying the opening of the casino. Lakes believes the outcome of this appeal will be favorable because of the sequence of events that have occurred in favor of the project to date, the existing state of the law and most recently, the March 2005 dismissal of the last remaining item in the lawsuit by the federal judge. The federal judge dismissed claims that the BIA had not completed a sufficient environmental assessment of the proposed casino site. Lakes believes this decision will be upheld during the appeal process because the evidence provided to the federal judge (including legal arguments), which was the federal judge’s basis for his favorable decision as to the sufficiency of the environmental assessment as it relates to the Pokagon project, has been reviewed by third-party advisors of both the Pokagon Band and Lakes, and we and our advisors continue to believe the environmental assessment that has been performed meets all necessary requirements for the land to be taken into trust. We expect approval of the management contract by the NIGC at approximately the same time the land is taken into trust by the BIA. Once the land is taken into trust, Lakes will help the Pokagon Band build and manage their casino development. Construction of the project could begin in late 2006 with an expected opening date twelve months following the start of construction.

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
      Lakes acquired its initial interest in the development and management contracts for the Shingle Springs Casino from Kean Argovitz Resorts- Shingle Springs, LLC (“KAR — Shingle Springs”) in 1999 and formed a joint venture, in which the contracts were held, between Lakes and KAR — Shingle Springs. On January 30, 2003, Lakes purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz). Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by Lakes from the Shingle Springs Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Shingle Springs Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of fiscal year 2003 and 2004 and as of April 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	April 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. -See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. -See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. -See below.
Financing for construction	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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
      In January 2005, Lakes received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. El Dorado County is appealing the federal favorable ruling related to the project.
      The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of the California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR.
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
      Lakes acquired its initial interest in the development agreement and management contracts for the Jamul casino from Kean Argovitz Resorts-Jamul, LLC (“KAR — Jamul”) in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz). The term of the contract is expected to be five or seven years. Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal year 2003 and 2004 and as of April 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	April 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of preparing an EIS, as described below and completing the land in trust application.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted for approval by the NIGC in 2000 and approval is not expected to occur until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Critical Milestone	December 28, 2003	January 2, 2005	April 3, 2005

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Jamul Tribe is a federally recognized tribe with a compact with the State of California and has an approximate six-acre reservation on which the casino is planned to be built. The primary effort in this project has been to place approximately 82 acres of land contiguous to the reservation into trust for gaming. Lakes acquired 101 acres of land contiguous to the six acres of reservation land of which 19 acres relate to land with certain easements, which will not be accepted into trust. The trust application, including an Environmental Impact Statement (“EIS”), has been prepared, submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission to determine if the land should be taken into trust. There has been some local opposition regarding the project. An EIS is more rigorous to complete than a more typical EA (Environmental Assessment). The EIS was more intense and took longer to prepare but is considered a better method to address all potential environmental concerns surrounding the project and to mitigate potential future opposition that may delay the project.
      The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate six-acre project would be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project would change significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Total square footage, nature or cost of the project are not expected to change significantly as it will be primarily the same project being built on a smaller footprint.
      Lakes has consulted with third-party advisors as to the architectural feasibility of the alternative plan and has been assured that the project can be successfully built on the reservation land. The Company has completed economic models for each alternative and concluded that either would result in a successful operation assuming that adequate financing can be obtained. Therefore, the Company believes this project will be successfully completed. The development agreement and management contract is subject to approval by the NIGC and is currently in the review process. A consulting agreement with the Jamul Tribe is also under consideration. Construction of the casino could begin in late 2006 with an estimated opening date of the casino 12 months thereafter.
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
      The following represents recent agreements entered into by Lakes with Indian tribes. Lakes investment is included in “other” in the above table and is not significant as of April 3, 2005.

Pawnee Nation of Oklahoma

Business arrangement:
      In January 2005, Lakes entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC)” referred to collectively as the “Pawnee Nation” in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.
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
      As compensation for the performance of its obligations under the management contract for each of these two locations, Lakes shall be entitled to receive a fee of 30% of net income of the respective casino (as defined in the contracts) for a period of five to seven years, depending on the scope of the facilities, less any amounts earned by any Company affiliate for consulting on the two projects. The management contracts are subject to approval of the NIGC and certain other conditions.
      The Pawnee Nation also operates its “Trading Post” Casino, which currently includes approximately 65 gaming devices along with a retail convenience store and gas station in the town of Pawnee, Oklahoma. Lakes will assist in the management of this project and in its expansion if the Pawnee Nation decides to expand the casino. As compensation for its management services on this project, Lakes will receive a management fee of approximately 30% of net income, as defined in the agreement, based on the incremental net income produced at this location during the length of the management contract, expected to be from five to seven years, depending on the scope of the facilities, less any amounts earned by any Company affiliate for consulting services performed at the Trading Post, subject to regulatory approval and certain other conditions.
      Prior to the approval of the Pawnee Management Contracts by the NIGC, Lakes will provide services under the Pawnee Development and Consulting Agreements to each of the three Pawnee casino projects. Under these agreements Lakes will provide advances to the Pawnee Nation, if needed, from time to time to each particular project for preliminary development costs as agreed to by Lakes and the Pawnee Nation. Any advances made will accrue interest at prime plus two percent and be repayable in 24 equal monthly installments beginning on the 25th day following the opening date for the project if the loan has not previously been repaid through the project permanent financing. The Pawnee Development and Consulting Agreements are for 12 years from the effective date of the agreements or until the project development fees and the project preliminary development loans have been fully paid, whichever date is later, subject to early termination. In addition to interest earned on the project preliminary development loan, Lakes will receive a development fixed fee equal to three percent of project costs at each location and a monthly consulting flat fee for each of the three projects of $5,000 for the Trading Post location, $25,000 for the Travel Plaza location and $250,000 for the new casino, per month for 120 months. The above development fixed fees shall be paid on the opening date of each of the projects. No monthly consulting fixed fee is earned or paid prior to the opening date of the project. After the opening date of the project the monthly consulting fixed fee shall be due and paid commencing on the 25th day of the following calendar month and each successive month.
      The Pawnee Development and Consulting Agreements and Pawnee Management Contracts are subject to regulatory review and include provisions for an early buy out of the Pawnee Development and Consulting Agreements and the Pawnee Management Contracts by the Pawnee Nation.
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

Lakes’ Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of April 3, 2005:

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on your project plan	Yes, the Tribe currently holds land in trust where the new casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Usable land placed in trust by Federal government	Yes, the Tribe currently holds land in trust where the Chilocco Casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in your project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.
Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.	None needed.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes	The acquisition of other tribal land needs to be approved by the BIA.	No others known at this time by Lakes

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the three Pawnee Nation Projects will result in economic benefit to Lakes sufficient to recover Lakes’ investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Pawnee Trading Post is currently open and operating and the refurbishments were completed in the fourth quarter of fiscal 2005. The Pawnee Travel Plaza is currently open and expansion could be completed to include gaming as early as mid 2006. The Pawnee new casino project could open as early as mid 2007.

Iowa Tribe of Oklahoma

Business arrangement:
      On March 15, 2005, the Company, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and The Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. The Company will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Development Project”); and (ii) assisting with operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins Oklahoma (the “Cimarron Casino”). The Company will also provide management services for the Tribe’s casino operations at each location subject to regulatory approval.
      Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

The Development Project. For its gaming development consulting services under the Iowa Consulting Agreement related to the Development Project, the Company will receive a development fee of two percent of the project costs of the Development Project, paid upon the opening of the Development Project, and a flat monthly fee of $500,000 for a period of 120 months commencing upon the opening of the project.

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

The Iowa Management Contract for the Development Project is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, the Company will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract less any amounts earned by any Company affiliate for consulting on the Development Project. The Iowa Management Contract term is seven years from the first day that the Company is able to commence management of the Development Project gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Development Project has been in continuous operation for 60 months, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy-out the contract, all outstanding amounts owed to Lakes become payable if not already paid. Subject to certain conditions, the Company agrees to make advances for the Development Project’s working capital requirements, if needed, during the first six months after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Development Project bearing interest at two percent over the prime rate. The Company also agrees to fund any shortfall in certain minimum monthly Development Project payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Cimarron Casino. The Company has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Many of the material provisions of these two agreements are similar to those for the Development Project, except that: (i) the Cimarron Consulting Agreement is primarily for services related to the existing operations (with the possibility of further development); (ii) the Company will provide up to a $1 million business improvement loan rather than a preliminary development loan; (iii) the fee under the Cimarron Consulting Agreement will consist entirely of a limited flat monthly fee of $50,000 ; and (iv) the annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any Company affiliate for consulting services under the Cimarron Consulting Agreement).

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

Lakes’ Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of April 3, 2005:

	Development Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on your project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in your project plan	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on April 22, 2005.
Resolution of all litigation and legal obstacles	No, the acquisition of other tribal land needs to be approved by the BIA.	None at this time.
Financing for construction	No, preliminary discussions with lending institutions have occurred.	Third party financing arrangements for the refurbishment project are in negotiations and were obtained on December 2, 2005.

	Development Project	Cimarron Casino

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the two Iowa Tribe Projects will result in economic benefit to Lakes sufficient to recover Lakes investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Cimarron Casino is currently open and refurbishment of the casino could be completed as early as mid 2006. The Development Project could open as early as mid 2007.

Kickapoo Tribe
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of April 3, 2005, the Company recorded unrealized losses of $0.5 million related to the Kickapoo project. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project costs incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.9 million and $4.5 million, respectively, during the second and third quarter of fiscal 2005 Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of project costs incurred, possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

Income Taxes
      The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The tax consequences of most events recognized in the current years consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.
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

The Company has established a valuation allowance against all non-capital deferred income tax assets as of April 3, 2005 and January 2, 2005. The Company has established deferred tax assets related to unrealized investment losses and related carryovers as of April 3, 2005 and January 2, 2005. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62. Lakes’ basis in the WPTE common stock is minimal.

Common stock subject to repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares are classified on our balance sheet for the three and twelve months ended April 3, 2005 and January 2, 2005 as common stock subject to repurchase. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified as equity in the third quarter of 2005.

Stock-based compensation:
      We account for equity-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) — Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. However, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted no later than January 1, 2006. See Note 5 to our unaudited condensed consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for more information about Lakes’ accounting for compensation expenses, including the pro-forma effects on the periods presented had we applied SFAS 123, Accounting for Stock-Based Compensation.

Recent Accounting Pronouncements
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets — An Amendment of APB Opinion No. 29, “Accounting for Non-monetary Transactions”. SFAS No. 153 eliminates the exception from fair value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for fiscal periods beginning after June 15, 2005, and has not had a material impact on the Company’s financial statements.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which amends FASB Statement No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, SFAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. SFAS No. 123(R) will be effective January 1, 2006. We are currently evaluating the effect that SFAS No. 123(R) will have on our financial position, results of operations and operating cash flows.

      In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.
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
Off-Balance Sheet Arrangements
      The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed and except for Lakes’ investments in unconsolidated affiliates.
Private Securities Litigation Reform Act
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the Securities and Exchange Commission (as well as information included in oral statements or other written statements made or to be made by the Company) contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.
      Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
      These risks and uncertainties include, but are not limited to, the relisting of Lakes’ common stock on the Nasdaq Stock Market; need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPTE shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. Because Lakes’ consolidated results of operations include the results of WPTE operations, Lakes is also subject to risks and uncertainties relating to WPTE that may have a material effect on the Company’s consolidated results of operations or the market value of the WPTE shares held by the Company, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the uncertainty of the regulatory environment for online gaming, which may affect WPTE’s ability to pursue its online gaming business fully or cause WPTE’s activities to be found to be in violation of applicable United States or foreign regulations; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For further information regarding the risks and uncertainties, see the “Business — Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.

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
      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 3, 2005, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
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
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of April 3, 2005, Lakes had $71.6 million of notes receivable, at fair value with a floating interest rate (principal amount of $94.3 million excluding advances to the Kickapoo Tribe). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $6.9 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in interest income over the same twelve-month period.

ITEM 4.	CONTROLS AND PROCEDURES
      Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that Lakes Entertainment, Inc.’s disclosure controls and procedures are effective.
      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended April 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Part II
Other Information

ITEM 1.	LEGAL PROCEEDINGS

Slot Machine Litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have also filed motions seeking the payment of costs and attorney fees and defendants have until December 28, 2005 to complete their briefing on the motions.
      The Company has not recorded any liability for this matter as currently an estimate of any possible loss cannot be made. Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Willard Eugene Smith Litigation
      On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR) and related persons and entities. In the counterclaim, Smith asserted that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR Entities or their principals relating to the Shingle Springs and Jamul Casinos that Lakes’ subsidiaries are developing in California. Smith also sought recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement. Trial for the above litigation commenced in April 2005. In May 2005, the jury in the state court case reached a verdict in favor of Lakes and the other defendants. The jury in the case found that there was no agreement with Smith relating to the ongoing monthly payments or the percentage of management fees. The jury also found that Smith was not entitled to damages. As a result of the verdict against Smith, a second phase of the trial, which would have sought to recover from Lakes any damages awarded, will not be necessary. Smith filed a Motion for a Partial Retrial on the issue of damages which was denied automatically by operation of law. Smith failed to timely file an appeal to the Texas Court of Appeals, so the judgment has become final.

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

Louisiana Department of Revenue Litigation Tax Matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended December 31, 1999 through December 31, 2001 and additional Louisiana corporation franchise tax for the tax years ended December 31, 2000 through December 31, 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana, Docket No. 527596, Section 23. In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. The Company has recorded a reserve related to this examination, which is reflected as part of income taxes payable on the Company’s consolidated balance sheets.
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

ITEM 6.	EXHIBITS
      (a) Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

/s/ Lyle Berman

Lyle Berman
Chairman of the Board and Chief Executive Officer

/s/ Timothy J. Cope

Timothy J. Cope
President and Chief Financial Officer
Dated: December 16, 2005