Form 10-Q
period 2005-07-03
LAKES ENTERTAINMENT INC
filed 2005-12-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-24993
LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

130 Cheshire Lane Minnetonka, Minnesota	55305 (Zip Code)
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 3, 2005 and January 2, 2005

	July 3,	January 2,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$24,436	$28,717
(balance includes $5.6 million and $4.5 million of WPT Enterprises, Inc. cash)
Short-term investments	26,566	28,930
(balance includes $26.6 million and $27.8 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net of allowance of $0.2 million and $0	1,402	2,038
Deferred tax asset	162	137
Prepaids	684	1,233
Other current assets	601	1,159

Total current assets	53,851	62,214

Property and equipment, net of accumulated depreciation	7,889	6,795

Long-term assets related to Indian casino projects
Notes receivable, Indian Tribes	73,803	67,066
Land held for development	15,783	15,433
Intangible asset related to acquisition of management contracts	43,247	41,096
Other	3,045	2,024

Total long-term assets related to Indian casino projects	135,878	125,619

Investments	5,259	6,093
Deferred tax asset	4,278	4,278
Other	4,414	4,090

Total assets	$211,569	$209,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,464	$780
Income taxes payable	10,369	5,457
Accrued payroll and related costs	697	891
Deferred revenue	3,448	3,280
Other accrued expenses	5,946	3,449

Total liabilities	23,924	13,857

Commitments and contingencies
Common shares issued by subsidiary subject to repurchase	639	618
Minority interest	11,185	11,222
Shareholders’ equity:
Capital stock, $.01 par value; authorized 200,000 shares; 22,300 and 22,253 common shares issued and outstanding at July 3, 2005, and January 2, 2005, respectively	223	223
Additional paid-in capital	158,130	157,895
Retained earnings	17,510	25,280
Accumulated other comprehensive loss	(42)	(6)

Total shareholders’ equity	175,821	183,392

Total liabilities and shareholders’ equity	$211,569	$209,089

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

	Three Months Ended

	July 3,	July 4,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands, except
	loss per share)
Revenues:
License fee income	$5,341	$3,770
Host fees, sponsorship and other	1,260	948

Total revenues	6,601	4,718

Costs and expenses:
Selling, general and administrative	6,970	3,146
Production costs	4,377	2,645
Net impairment losses	—	5,833
Depreciation	113	150

Total costs and expenses	11,460	11,774
Net unrealized loss on notes receivable	(956)	(44)

Loss from operations	(5,815)	(7,100)

Other income:
Interest income	364	43

Total other income	364	43

Loss before income taxes, equity in loss of investments and minority interest	(5,451)	(7,057)
Income tax provision (benefit)	352	(469)

Loss before equity in loss on investments and minority interest	(5,803)	(6,588)
Equity in loss of investments, net of tax	(7)	(14)

Loss before minority interest	(5,810)	(6,602)
Minority interest in net loss of subsidiary	159	—

Net loss	$(5,651)	$(6,602)

Loss per share, basic and diluted	$(0.25)	$(0.30)

Weighted average common shares outstanding	22,300	22,212

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Three Months Ended

	July 3,	July 4,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Net loss	$(5,651)	$(6,602)
Other comprehensive loss, net of tax:
Unrealized gain on securities	6	—

Comprehensive loss	$(5,645)	$(6,602)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

	Six Months Ended

	July 3,	July 4,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands, except
	loss per share)
Revenues:
License fee income	$8,804	$7,413
Host fees, sponsorship and other	1,901	1,445

Total revenues	10,705	8,858

Costs and expenses:
Selling, general and administrative	13,435	6,394
Production costs	7,564	5,117
Net impairment losses	—	5,833
Depreciation	204	293

Total costs and expenses	21,203	17,637
Net unrealized gain on notes receivable	1,880	530

Loss from operations	(8,618)	(8,249)

Other income:
Interest income	814	91
Other	—	42

Total other income	814	133

Loss before income taxes, equity in earnings of investments and minority interest	(7,804)	(8,116)
Income tax provision (benefit)	707	(877)

Loss before equity in earnings of investments and minority interest	(8,511)	(7,239)
Equity in earnings of investments, net of tax	6	245

Loss before minority interest	(8,505)	(6,994)
Minority interest in net loss of subsidiary	735	—

Net loss	$(7,770)	$(6,994)

Loss per share, basic and diluted	$(0.35)	$(0.32)

Weighted average common shares outstanding	22,289	21,982

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Six Months Ended

	July 3,	July 4,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Net loss	$(7,770)	$(6,994)
Other comprehensive loss, net of tax:
Unrealized loss on securities	(36)	—

Comprehensive loss	$(7,806)	$(6,994)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Six Months Ended

	July 3,	July 4,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(7,770)	$(6,994)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	336	293
Stock-based compensation expense	800	270
Equity in earnings of investments	(6)	(396)
Deferred income taxes	(25)	(838)
Net impairment losses	—	5,833
Unrealized gains on notes receivable	(1,879)	(530)
Minority interest	(735)	—
Changes in operating assets and liabilities:
Accounts receivable	636	715
Prepaid expenses	549	—
Other current assets	558	—
Income taxes	4,912	28
Accounts payable	999	(1,894)
Deferred revenue	168	—
Accrued expenses	2,303	1,470

Net cash provided by (used in) operating activities	846	(2,043)

INVESTING ACTIVITIES:
Short-term investment securities	2,328	—
Payments for land held under contract for sale	—	(251)
Advances on long-term assets related to Indian casino projects	(6,695)	(8,157)
Payments to unconsolidated affiliates	(10)	(226)
Proceeds from unconsolidated affiliates	850	1,683
Payments for other long-term assets	(521)	(391)
Decrease in other long-term assets	197	—
Purchase of property and equipment	(1,430)	(286)

Net cash used in investing activities	(5,281)	(7,628)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	154	3,736

Net cash provided by financing activities	154	3,736

Net decrease in cash and cash equivalents	(4,281)	(5,935)
Cash and cash equivalents — beginning of period	28,717	25,340

Cash and cash equivalents — end of period	$24,436	$19,405

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$45	$13
Noncash operating activities:
Capitalized television costs related to unit options issued to consultants	$—	$139
Acquisition of long-term assets and advances related to Indian casino projects	$1,685	$1,348
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	BUSINESS OVERVIEW AND ACCOUNTING POLICIES

Business Overview
      Lakes Entertainment, Inc. and Subsidiaries, a Minnesota corporation (“Lakes” or the “Company”), has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other businesses, including development of a Company-owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of July 3, 2005, Lakes owned approximately 62% of WPT Enterprises, Inc. (“WPTE”), a separate publicly held media and entertainment company principally engaged in the development, production and marketing of poker-themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
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
      Lakes entered into consulting agreements and management contracts with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) effective as of January 2005 to improve the performance of the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship (Note 10).

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
      As of December 9, 2005, Lakes’ unaudited cash balance, excluding WPTE cash, was approximately $5.5 million. Lakes’ future quarterly corporate costs are expected to approximate $3.5 million and future quarterly development project-related costs are expected to approximate $3.5 million, however, a portion of these costs are discretionary and could be deferred if necessary. It is anticipated that Lakes will require additional capital through either public or private financings to fund operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. The Company believes that its assets provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price on that date, which may not be indicative of what Lakes could realize in a sale of its WPTE shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing. In addition, the Company continues to pursue engaging an investment banking firm to explore strategic alternatives for the Company’s shares of common stock of WPTE which may include the sale of part or all of such shares to fund Lakes’ operational and development needs. See Note 10 — subsequent events regarding Financing Facility.

3.	RESTATEMENT
      During 2005, as a result of discussions with the staff of the SEC, the Company re-evaluated its accounting methodology surrounding its contractual relationships with Indian tribes and determined that it should have separately recognized the separate elements of its development and management agreements with the Indian tribes. Historically the Company recorded its advances to Indian tribes as notes receivable and deferred recognition of interest income due to the contingent repayment terms of the notes. The Company has now determined that as advances are made to the tribe pursuant to the development relationship it should have given separate recognition to the contractual notes receivable established and the related interests in management contracts that are acquired in conjunction with the development agreements. As a result the accompanying unaudited condensed consolidated financial statements for the three and six months ended July 4, 2004 have been restated from amounts previously reported to reflect these accounting changes

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
retroactively. A summary of the effects of the restatement on the results of operations for the quarterly period and six month period ended July 4, 2004, follows (in thousands, except per share data):

			For the Six
	For the Three	For the Three	Months Ended	For the Six
	Months Ended	Months Ended	July 4, 2004, As	Months Ended
Consolidated Statement	July 4, 2004, As	July 4, 2004,	Previously	July 4, 2004,
of Earnings (Loss)	Previously Reported	Restated	Reported	Restated

Net impairment losses	$6,407	$5,833	$6,407	$5,833
Total costs and expenses	12,357	11,774	18,232	17,637
Net unrealized gains (losses) on notes receivable	—	(44)	—	530
Loss from operations	(7,639)	(7,100)	(9,374)	(8,249)
Income tax benefit	(461)	(469)	(927)	(877)
Net loss	$(7,158)	$(6,602)	$(7,918)	$(6,994)
Basic loss per share	$(0.32)	$(0.30)	$(0.36)	$(0.32)
Diluted loss per share	$(0.32)	$(0.30)	$(0.36)	$(0.32)
The following table illustrates the effect of the restatement on retained earnings:

July 4, 2004

Retained earnings, as previously reported	$17,000
Restatement adjustment	5,327

Retained earnings, as restated	$22,327

4.	STOCK BASED COMPENSATION
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

	Three Months Ended		Six Months Ended

	July 3,	July 4,	July 3,	July 4,
	2005	2004	2005	2004

		Restated		Restated
Net loss:	$(5,651)	$(6,602)	$(7,770)	$(6,994)
As reported
Less: Total stock-based compensation expense determined under the fair value method, net of related tax effects	(1,037)	(361)	(2,044)	(717)
Pro forma	$(6,688)	$(6,963)	$(9,814)	$(7,711)
Net loss per share, basic and diluted:
As reported	$(0.25)	$(0.30)	$(0.35)	$(0.32)
Pro forma	$(0.30)	$(0.31)	$(0.44)	$(0.35)

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	LOSS PER SHARE
      For all periods, basic loss per share, is calculated by dividing the loss by the weighted average number of common shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the three months ended or six months ended July 3, 2005 and July 4, 2004 as the effect would have been anti-dilutive as a result of losses.

6.	INCOME TAXES
      In accordance with SFAS No. 109, Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at July 3, and January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to delays in casino projects and net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against these items at July 3, and January 2, 2005. However, the Company has recognized a deferred tax asset related to capital losses during 2001 to 2004. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62.
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

	Tribal Casino Development Advances/Commitments
	As of July 3, 2005

	Pre-Construction	Land Held For	Remaining
	Advances	Development	Commitment

	(In thousands)
Jamul Tribe	$15,289	$6,612	$8,099
Shingle Springs Tribe	35,765	8,811	5,424
Pokagon Band	45,365	—	27,635
Kickapoo Tribe*	645	304	1,051
Pawnee Nation	688	—	—
Iowa Tribe	83	55	862

*	Refer to Note 10 for further information regarding the Kickapoo Tribe project.
      For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing to the Pokagon Band at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Based on discussions with prospective lenders, management presently believes that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available at the time the project begins construction.

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

Common Shares Subject to Repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares were classified as common shares subject to repurchase as of July 3, 2005 and January 2, 2005. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified as equity as of October 2, 2005.

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

Leases
      The Company leases certain property and equipment, including an airplane, under non-cancelable operating leases. The Company’s airplane lease contained a residual value guarantee of $7.5 million. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $0.4 million and $0.1 million for the three-month period ended July 3, 2005 and July 4, 2004, respectively and $1.1 million and $0.2 million for the six month period ended July 3, 2005 and July 4, 2004. During 2004, the Company determined that the value of the aircraft had decreased to $6.1 million. Therefore, the Company began accruing the expected deficiency over the remaining term of the lease This resulted in additional expense of $0.6 million in the fourth quarter of 2004 and $0.8 during the six months ended July 3, 2005. At the end of the lease term in April 2005 a determination of the actual deficiency was made and based on that determination a payment of $1.4 million was made during August 2005.
      The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Total future minimum lease payments due under this lease are approximately $2.0 million payable ratably over the three-year lease term. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
$5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three year lease term; however at the conclusion of the lease, the Company is required to purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three year lease term.

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
      Lakes’ principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of WPTE owning approximately 62% of WPTE’s outstanding common stock. Substantially, all operations of the Company and WPTE are conducted in the United States. Episodes of the World Poker Tour television series produced by WPTE are distributed internationally by a third party distributor. The segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The amounts in the Corporate and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Eliminations column below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments

	Indian
	Casino	WPT	Corporate &	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of July 3, 2005	$138.0	$36.3	$37.3	$211.6
Total assets as of January 2, 2005	127.2	37.1	44.8	209.1
For the Three Months Ended July 3, 2005
Revenue	$—	$6.6	$—	$6.6
Net earnings (loss)	(1.5)	(0.4)	(3.8)	(5.7)
Depreciation expense	—	—	0.1	0.1
For the Six Months Ended July 3, 2005
Revenue	$—	$10.7	$—	$10.7
Net earnings (loss)	1.0	(2.0)	(6.8)	(7.8)
Depreciation expense	—	0.1	0.1	0.2
For the Three Months Ended July 4, 2004, restated
Revenue	$—	$4.7	$—	$4.7
Net earnings (loss)	(5.4)	0.9	(2.1)	(6.6)
Depreciation expense	—	—	0.1	0.1
For the Six Months Ended July 4, 2004, restated
Revenue	$—	$8.9	$—	$8.9
Net earnings (loss)	(4.9)	1.7	(3.8)	(7.0)
Depreciation expense	—	0.1	0.2	0.3

9.	IMPAIRMENT CHARGES
      During the second quarter of 2004, the BIA issued its final determination denying the application of the Nipmuc Nation of Massachusetts (“Nipmuc Nation”) for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project. Lakes recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. Lakes also recorded an impairment charge of $5.8 million related to other long-term assets related to the Nipmuc Nation Indian casino project.

10.	SUBSEQUENT EVENTS

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

Kickapoo Project
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. During the three months and six months ended July 3, 2005, the Company recorded unrealized losses of $1.3 million and $1.8 million, respectively, related to the Kickapoo project. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project costs incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.3 million and $3.8 million, respectively during the third quarter of fiscal 2005. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million.
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
Overview
      Lakes develops Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development and management agreements with five separate tribes for one new casino operation in Michigan, two in California, and with two tribes in Oklahoma for five various casino projects. Lakes is also involved in other businesses, including development of a non-Indian casino and the development of new table games for licensing to casinos. In addition, as of July 3, 2005, Lakes owned approximately 62% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
Financial Overview
      In the first and second quarters of the fiscal year ended January 1, 2006 (“fiscal 2005”) and the first and second quarters of the fiscal year ended January 2, 2005 (“fiscal 2004”), all of Lakes’ consolidated revenues have been derived from the WPTE business, mainly from license fees for domestic telecast of World Poker Tour television episodes (“WPT”) and product licensing fees associated with the World Poker Tour brand and logo. There were minimal product licensing revenues in fiscal 2004. License fees have depended on the number of episodes delivered to The Travel Channel (“TRV”) in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations

Six Months Ended July 3, 2005 Compared to the Six Months Ended July 4, 2004

Revenues
      All revenues in fiscal 2005 and fiscal 2004 were related to WPTE business. Total revenues increased $1.8 million in fiscal 2005 to $10.7 million for the six months ended July 3, 2005 from $8.9 million for the six months ended July 4, 2004. Domestic television license revenues decreased by $1.6 million in the first six months of fiscal 2005 compared to the first six months of fiscal 2004. The reduction in domestic television license revenue reported in the first six months of fiscal 2005 reflected the delivery of only 13 episodes of Season Three compared to 18 Season Two episodes that were delivered during the fiscal 2004 period. International television licensing revenues increased by $0.9 million for the six months ended July 3, 2005, compared to the six months ended July 4, 2004, as WPTE increased distribution to more territories in the current period. Revenues for the six months ended July 3, 2005, also included $2.1 million more in product licensing revenues than the six months ended July 4, 2004 as WPTE licensees had substantially more product in the marketplace in fiscal 2005.
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

Costs and Expenses
      Production costs are associated with WPTE costs of producing television series. WPTE cost of revenues increased by $2.4 million in the first six months of fiscal 2005 as compared to the first six months of fiscal 2004, and accordingly, overall gross margins were 29.3% in the first six months of fiscal 2005 compared to 42.2% in the first six months of fiscal 2004. Cost of revenues for the first six months of fiscal 2005 included approximately $3.0 million related to the premiere season of the PPT, as well as $4.6 million in production costs for Season Three episodes of the WPT. PPT production costs were expensed in this period rather than being capitalized because WPTE does not capitalize television production costs until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. For the first six months of fiscal 2004, cost of revenues of $5.1 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the first six months of fiscal 2004. Additionally, cost of revenues in the first six months of fiscal 2005 included approximately $1.0 million of non-cash compensation expense related to consultant stock options compared to $0.3 million in the first six months of fiscal 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during the first six months of fiscal 2005, gross margin for the first six months of fiscal 2005 would have been 66.4% compared to 45.2% for the corresponding period in fiscal 2004, with the higher margin in fiscal 2005 due to increased revenues from product licensing, international licensing, and sponsorship.
      Selling, general and administrative expenses increased by $7.0 million to $13.4 million for the six months ended July 3, 2005 from $6.4 million for the six months ended July 4, 2004. WPTE selling, general and administrative costs increased by $3.6 million for the six months ended July 3, 2005, compared to the six months ended July 4, 2004. This increase is primarily due to additional headcount costs, product licensing commissions and legal and audit fees incurred during the fiscal 2005 period associated with business development, increased product licensing revenues, growth and regulatory compliance costs related to being an independent public company following WPTE’s initial public offering in the third quarter of 2004. Lakes’ selling, general and administrative costs were $7.9 million for the six months ended July 3, 2005 and $4.5 million for the six months ended July 4, 2004. This increase of $3.4 million is primarily due to $0.8 million in additional rent expense related to a deficiency in the guaranteed residual value of the aircraft the Company leases, $1.2 million related to increased head count and related costs due to the new managed casino projects in Texas and Oklahoma and $1.3 million in professional service fees related to the new casino projects in Texas and Oklahoma as well as regulatory compliance costs.

Net unrealized gain on notes receivable
      Net unrealized gain on notes receivable was $1.9 million and $0.5 million for the six months ended July 3, 2005 and July 4, 2004, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian Tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. This increase is primarily related to increasing our estimate of the probability of the Pokagon Casino opening from 75% to 85% in the first six months of fiscal 2005 due to the favorable federal judge ruling in March 2005 (see further discussion below under the caption “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band” specifically, the discussion regarding the critical milestone “Usable land placed in trust by Federal government.” The increase in the Pokagon notes receivable unrealized gain was partially offset by an unrealized loss of $1.8 million related to amounts advanced or project costs incurred on behalf of the Kickapoo Tribe. During the third quarter of fiscal 2005 the Company’s relationship deteriorated with the Kickapoo Tribe, resulting in an unrealized loss on notes receivable of $4.1 million. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of the unpaid project costs incurred, possible sale of the land owned by Lakes to the tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

Other
      Other income increased $0.7 million. Interest income was $0.8 million for the six months ended July 3, 2005 compared to $0.1 million for the same period in the prior year. This increase is primarily due to an increase in cash and equivalents and short-term investments related to WPTE raising proceeds and becoming a public entity in August 2004 and cash settlements and cash proceeds from real estate sales received by Lakes in fiscal 2004.

Taxes
      The Company recorded a tax provision of $0.7 million for the six-month period ended July 3, 2005 compared to a tax benefit of $0.9 million for the six-month period ended July 4, 2004. The loss before income taxes, equity in earnings of investments and minority interest was $7.8 million for the six months ended July 3, 2005 compared to a loss of $8.1 million for the six months ended July 4, 2004. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets relating to net operating loss carry forwards, deferred interest on advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate. Lakes evaluated all evidence and determined the net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects and its investments in its non-Indian casino business. The Company recorded a 100% valuation allowance against these items at July 3, 2005 and January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits.

Losses per common share and net losses
      For the six months ended July 3, 2005, basic and diluted losses per common share were $0.35, compared to basic and diluted losses of $0.32 per common share, for the same period in the prior year. Net loss for the six months ended July 3, 2005 was $7.8 million compared to $7.0 million for the six months ended July 4, 2004.

Three Months Ended July 3, 2005 Compared to the Three Months Ended July 4, 2004

Revenues
      All revenues in fiscal 2005 and fiscal 2004 were related to WPTE business. Total revenues increased by $1.9 million for the three months ended July 3, 2005 as compared to the same period in the prior year. Domestic television license revenues decreased by $0.1 million in the three months ended July 3, 2005 compared to the three months ended July 4, 2004. The reduction in domestic television license revenue reported in the second quarter of 2005 reflected the delivery of eight Season Three episodes compared to nine Season Two episodes delivered during the second quarter of fiscal 2004. International television licensing revenues increased by $0.6 million for the three months ended July 3, 2005 compared to the three months ended July 4, 2004 as WPTE increased distribution to more territories in the current period. Revenues for the three months ended July 3, 2005 also included $1.1 million more in product licensing revenues than the three months ended July 4, 2004 as WPTE licensees had substantially more product in the marketplace in fiscal 2005.

Costs and Expenses
      Production costs are associated with WPTE costs of producing television series. WPTE cost of revenues increased by $1.7 million in the second quarter of fiscal 2005 as compared to the second quarter of fiscal 2004, and accordingly, overall gross margins were 33.7% in the second quarter of fiscal 2005 compared to 43.9% in the second quarter of fiscal 2004. Cost of revenues for the second quarter of fiscal 2005 included approximately $1.6 million related to the premiere season of the PPT, as well as $2.8 million in production costs for Season Three episodes of the WPT. PPT production costs were expensed in this period rather than being capitalized because WPTE does not capitalize television production costs until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. For the second quarter of fiscal 2004, cost of revenues of $2.6 million was related primarily to the production of Season Two episodes of the WPT. There was no PPT production costs incurred during the second quarter of fiscal 2004. Additionally, cost of revenues in the second quarter of fiscal 2005 included approximately $0.6 million of non-cash compensation expense related to consultant stock options compared to $0.2 million in the second quarter of fiscal 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during quarter, gross margin for the second quarter of fiscal 2005 would have been 65.8% compared to 47.7% for the corresponding period in fiscal 2004, with the higher margin in fiscal 2005 due to increased revenues from product licensing, international licensing, and sponsorship.
      Selling and administrative expenses increased by $3.8 million for the three months ended July 3, 2005, compared to the three months ended July 4, 2004. WPTE’s selling general and administrative expenses increased by $1.7 million primarily due to additional headcount costs, product licensing commissions, and legal and audit fees incurred during the fiscal 2005 period associated with business development, increased product licensing revenues, growth and regulatory compliance costs related to being an independent public company following WPTE’s initial public offering in the third quarter of fiscal 2004. Lakes’ selling general and administrative expenses increased by $2.1 million for the three months ended July 3, 2005, compared to the three months ended July 4, 2004 primarily due to $0.7 million related to increased head count and related costs due to the new casino projects, $1.0 million in professional service fees related to the new casino projects as well as regulatory compliance costs, $0.2 million in development costs associated with an “Automated System For Playing Live Casino Table Games” and $0.2 million in additional rent expense on the Company’s airplane it leases.
      Impairment losses were $5.8 million during the three months ended July 4, 2004. During the three months ended July 4, 2004 the Company recognized a $5.8 million impairment charge related to long-term assets related to the Nipmuc Nation project. Lakes also recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. In June 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project in the second quarter of fiscal 2004. At that time, Lakes recorded the impairment charge and an unrealized loss on notes receivable. Should the Nipmuc Nation become federally recognized and successfully open a casino operation (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its advances and deferred interest.

Net unrealized loss on notes receivable
      Net unrealized loss on notes receivable was $1.0 million and $0 for the three months ended July 3, 2005 and July 4, 2004, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian Tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. The unrealized loss for the three months ended July 3, 2005 is primarily due to an unrealized loss of $1.3 million related to amounts advanced or costs incurred on behalf of the Kickapoo Tribe during the three months ended July 3, 2005. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. During the third quarter of fiscal 2005 the Company’s relationship deteriorated with the Kickapoo Tribe, resulting in an unrealized loss on notes receivable of $4.1 million. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of the unpaid project costs incurred, possible sale of the land owned by Lakes to the tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project. The unrealized loss is offset by unrealized gains of $0.3 million on the Company’s other Indian casino projects.

Taxes
      The Company recorded a tax provision of $0.4 million during the three months ended July 3, 2005 compared to a tax benefit of $0.5 million during the three months ended July 4, 2004. The loss before income taxes, equity in earnings (loss) of investment and minority interest was $5.5 million for the three months ended July 3, 2005 compared to a loss of $7.1 million for the three months ended July 4, 2004. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets relating to net operating loss carry forwards, deferred interest on advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate. Lakes evaluated all evidence and determined the net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects and its investments in its non-Indian casino business. The Company recorded a 100% valuation allowance against these items at July 3, 2005 and January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits.

Losses per common share and net losses
      For the three months ended July 3, 2005, basic and diluted losses per common share were $0.25, compared to basic and diluted losses of $0.30 per common share, for the same period in the prior year. Net loss for the three months ended July 3, 2005 was $5.7 million compared to $6.6 million for the three months ended July 4, 2004. The decrease in net loss is primarily due to the impairment charge of $5.8 million recognized during the three months ended July 4, 2004 offset by increased selling, general and administrative expenses, increased production costs, an increase in the tax provision and increased other expenses primarily related to unrealized losses on notes receivable during the three months ended July 3, 2005.
Liquidity and Capital Resources
      At July 3, 2005, Lakes’ unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $51.0 million. Included in this amount was Lakes’ cash of $18.8 million. Also included were WPTE cash of $5.6 million and WPTE short-term investments of $26.6 million. WPTE cash and investments will not be used in Lakes’ business. As of July 3, 2005, Lakes’ has had no operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002.
      In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE’s cash resources are expected to be used for WPTE’s business and will not be available for Lakes’ casino projects or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes’ obligation to fund WPTE operations under a limited revolving note receivable. As of July 3, 2005, Lakes holds approximately 12.5 million shares or approximately 62% of WPTE’s common stock. Lakes’ will be subject to Rule 144 regarding volume limitations for sales of WPTE common stock.
      The Company’s primary source of cash for its development of casino projects during fiscal 2004 and during fiscal 2005 has been from the planned sale of assets. During fiscal 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $2.5 million related to the sale of the land as well as through the settlement of a title dispute. Lakes received proceeds of $5.9 million in fiscal 2004 in connection with the sale of the Polo Plaza and adjacent Travelodge property and an additional $5.0 million received during 2005, pursuant to an option agreement with Metroflag. We expect that proceeds from the sale of assets will decrease in future periods. Additionally in December 2004, Lakes received $11.3 million in settlement of a tax sharing agreement with Grand Casinos. For a discussion of Lakes’ current efforts to secure financing for its operational and development needs see Note 10.

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
      We currently believe that our existing casino development projects included in the table below (except for the project with the Kickapoo Tribe– see Note 10) will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management contracts. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that it may be forced to cease its operations entirely.
      Following is a table summarizing remaining contractual obligations as of July 3, 2005 (in millions):

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)(3)
Jamul	$8.1	$2.2	$5.9	$—	$—
Shingle Springs	5.4	2.3	3.1	—	—
Pokagon(2)	27.6	1.8	25.8	—	—
Kickapoo Traditional Tribe of Texas(1)(8)	1.1	1.1
Iowa Tribe of Oklahoma(1)	0.8	0.8
Pawnee Nation(1)	0.4	0.4
Operating leases(4)	3.5	1.9	1.3	0.3	—
WPTE operating leases(5)	2.9	0.5	0.9	1.0	0.5
WPTE purchase obligations(6)	0.3	0.2	0.1	—	—
WPTE employee obligations(7)	1.0	0.8	0.2	—	—

	$51.1	$12.0	$37.3	$1.3	$0.5

(1)	Lakes anticipates that it will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet the remaining casino development commitments. See table below detailing tribal casino development commitments.

(2)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third party financing will be available for this project. However, there can be no assurance that third party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.

(3)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at July 3, 2005.

(4)	The Company leases an airplane, under a non-cancelable operating lease expiring April 30, 2005. The lease was amended on May 1, 2005. The new term is for a period of up to three years.

(5)	Operating lease obligations include rent payments on WPTE’s corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(6)	Purchase obligations include the following: Contractual obligations related to the establishment of our internet gaming site of $270,000 and a monthly retainer of $13,750 for investor relations services through September 2005.

(7)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

(8)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship.
Casino Development Advances/ Commitments
As of July 3, 2005

							Commitments in
						Lakes’ Cash	Excess of
		Land Held		Total	Remaining	and	Available Cash
	Pre-Construction	for	Total	Funding	Funding	Short-Term	and Short-Term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$15.3	$6.6	$21.9	$30.0	$8.1
Shingle Springs Tribe(b)	35.8	8.8	44.6	50.0	5.4
Pokagon Band(c)	45.4	—	45.4	73.0	27.6
Kickapoo Tribe(d)	0.6	0.3	0.9	2.0	1.1
Iowa Tribe(e)	0.1	0.1	0.2	1.0	0.8
Pawnee Tribe(f)	0.7	—	0.7	1.1	0.4

	$97.9	$15.8	$113.7	$157.1	$43.4	$18.8	$24.6

(a)	Lakes plans to continue making advances on the remaining commitment to the Jamul Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $1.1 million and $7.0 million during the third and fourth quarter of fiscal 2005 and fiscal 2006, respectively, to fulfill its remaining commitment to the Jamul Tribe.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $1.2 million and $4.2 million during the third and fourth quarters of fiscal 2005 and fiscal 2006, respectively, to fulfill its remaining commitment to the Shingle Springs Tribe.

(c)	Lakes plans to continue making advances on the remaining commitment to the Pokagon Band on a monthly basis until the casino opens. Lakes plans to make advances of $0.9 million, $15.9 million and $10.8 million during the third and fourth quarters of fiscal 2005, fiscal 2006 and fiscal 2007, respectively, to fulfill its remaining commitment to the Pokagon Band.

(d)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project costs incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.3 million and $3.8 million, respectively, during the third quarter of fiscal 2005. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

(e)	Lakes plans to advance the remaining $0.8 million it has committed to the Iowa Tribe during fiscal 2005. In December 2005 the Iowa Tribe closed on third party financing related to the Cimarron Casino and repaid Lakes all amounts advanced related to that project. Additional amounts have and will be advanced to the Iowa Tribe for the new casino project based upon an approved budget yet to be finalized.

(f)	During the third quarter of fiscal 2005, Lakes made a commitment of $1.1 million to the Pawnee Nation based upon an approved budget related to the Trading Post project. Lakes plans to advance the remaining $0.4 million it has committed to the Pawnee Nation during fiscal 2005. Additional amounts will continue to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.
      During fiscal 2005, Lakes’ corporate costs, excluding WPTE, which is not expected to require additional capital from Lakes, will approximate $12.5 million. Development project-related costs are expected to approximate $24.0 million during fiscal 2005. Lakes’ unaudited cash balance, excluding WPTE cash was approximately $5.5 million as of December 9, 2005. Lakes’ on-going quarterly corporate costs are expected to approximate $3.5 million and on-going quarterly development project-related costs are expected to approximate $3.5 million, however a portion of these costs are discretionary and could be deferred if necessary. Additionally, the Company may be required to pay taxes, ranging from $0 to approximately $12 million plus interest and penalties, in fiscal 2006 related to two tax matters. It is anticipated that Lakes will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet operating expenses and development project-related costs during the remainder of fiscal 2005 and 2006 and the Company is currently considering various financing alternatives. In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership and received a $10 million draw on this facility on December 16, 2005 (see Note 10). Lakes plans to continue pursuing other financing alternatives and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.
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
      Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming partner, for online poker and casino activity throughout the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site.
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
      Deferred television costs: WPTE accounts for deferred television costs in accordance to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, since WPTE has insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management of WPTE currently estimates that 92% of capitalized deferred television costs at July 3, 2005, are expected to be expensed in connection with episode deliveries by the end of fiscal 2005.
Accounting for long-term assets related to Indian casino projects:

Notes Receivable:
      Lakes is involved as the exclusive developer and manager of Indian-owned casino projects. The Company has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines that there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to Lakes sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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
      Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the face value of the note plus accrued interest. Changes in fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.

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

      The consolidated balance sheets as of July 3, 2005 (unaudited) and January 2, 2005 include long-term assets related to Indian casino projects of $135.9 million and $125.6 million, respectively, primarily related to three separate projects. The amounts are summarized by project (in thousands) as follows:

	July 3, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

	(Unaudited)
Notes receivable, at fair value	$39,432	$23,636	$10,142	$593	$73,803
Intangible assets related to acquisition of management contracts	17,942	17,849	7,172	284	43,247
Land held for development	—	8,811	6,612	360	15,783
Other	65	1,337	667	976	3,045

Total long-term assets related to the Indian casino project	$57,439	$51,633	$24,593	$2,213	$135,878

	January 2, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at fair value	$35,931	$21,775	$9,345	$15	$67,066
Intangible assets related to acquisition of management contracts	17,604	16,698	6,789	5	41,096
Land held for development	—	8,772	6,661	—	15,433
Other	71	1,315	638	—	2,024

Total long-term assets related to the Indian casino project	$53,606	$48,560	$23,433	$20	$125,619

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

      The following table provides the key assumptions used to estimate the fair value of the notes receivable (dollars in thousands):
      Pokagon Band:

	As of July 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$58,482 ($45,366 principal and $13,116 interest)	$55,747 ($44,550 principal and $11,197 interest)
Estimated months until casino opens (weighted average of three scenarios)	33 months	33 months
Projected interest rate until casino opens	7.4%	6.8%
Projected interest rate during the loan repayment term	7.7%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	85%	75%
      A portion of the notes due from the Pokagon Band include funds advanced of approximately $24.1 million by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against substantially all of this property, which will be relinquished when the Bureau of Indian Affairs (“BIA”) places the land into trust.
      The estimated probability rate was increased from 75% to 85% during the three months ended April 3, 2005, due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date was held on December 8, 2005 and a decision is pending. Due to the delay related to this litigation the weighted average estimated casino opening date was extended from December 2007 to April 2008 during the three-month period ended July 3, 2005.
      TOMAC commenced the litigation against the Federal Government in 2001 after the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. The land in trust issue has been the most significant critical milestone delaying the opening of the casino.
      See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

      Shingle Springs Tribe:

	As of July 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$42,393 ($35,765 principal and $6,628 interest)	$38,156 ($33,076 principal and $5,080 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months
Projected interest rate until casino opens	8.4%	7.9%
Projected interest rate during the loan repayment term	8.5%	8.7%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from April 2008 to July 2008 during the three-month period ended July 3, 2005 (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs”).
      Jamul Tribe:

	As of July 3, 2005	As of January 2, 2005

Face value of note (principal and interest)	$18,819 ($15,289 principal and $3,530 interest)	$17,306 ($14,467 principal and $2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	36 months
Projected interest rate until casino opens	8.4%	7.9%
Projected interest rate during the loan repayment term	8.8%	8.7%
Discount rate	15%	15%
Repayment terms of note	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	75%	75%
      As a result of delays related to getting land contiguous to the reservation placed into trust, the weighted average estimated casino opening date was extended from April 2008 to July 2008 during the quarterly period ended July 3, 2005. Because of the slow process, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”).
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

      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	July 3, 2005	Sensitivity Analysis
	Fair Value
	Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$39,432,132	$37,351,065	$37,094,098	$35,150,562	$41,513,200	$41,935,614	$44,163,945
Shingle Springs	$23,636,132	$21,920,408	$22,259,674	$20,642,269	$25,351,856	$25,096,262	$26,916,281
Jamul	$10,142,412	$9,478,018	$9,571,322	$8,945,000	$10,806,806	$10,748,217	$11,452,998

	$73,210,676	$68,749,491	$68,925,094	$64,737,831	$77,671,861	$77,780,093	$82,533,224

	January 2, 2005	Sensitivity Analysis
	Fair Value
	Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$35,931,000	$33,957,913	$33,825,802	$29,583,071	$37,904,088	$38,197,409	$40,321,591
Shingle Springs	$21,775,000	$20,252,095	$20,453,118	$19,024,633	$23,297,905	$23,184,255	$24,807,821
Jamul	$9,345,000	$8,734,015	$8,776,784	$8,203,679	$9,955,986	$9,950,775	$10,602,146

	$67,051,001	$62,944,022	$63,055,704	$56,811,384	$71,157,979	$71,332,440	$75,731,558

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
      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of July 3, 2005 and January 2, 2005. The notes receivable are carried on the consolidated balance sheets at July 3, 2005 (unaudited) and January 2, 2005 at their estimated fair value of $73.8 million and $67.1 million, respectively.

	Balance at July 3, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$21,265	$35,765	$14,339	$—	$71,369
Note receivable, non - gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other	—	—	—	771	771

	$45,366	$35,765	$15,289	$771	$97,191

	Balance at January 2, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$20,449	$33,076	$13,517	$—	$67,042
Note receivable, non - gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other	—	—	—	20	20

	$44,550	$33,076	$14,467	$20	$92,113

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

      The notes receivable for pre-construction advances consist of the following principal amounts advanced to the tribes at July 3, 2005 and January 2, 2005 (in thousands):

Pokagon	July 3, 2005	January 2, 2005

Monthly stipend	$8,875	$8,125
Construction	2,581	2,580
Legal	1,381	1,379
Environmental	650	645
Design	7,778	7,720

Total principal amount of pre-construction advances	$21,265	$20,449

Shingle Springs	July 3, 2005	January 2, 2005

Monthly stipend	$5,790	$4,980
Construction	1,621	1,605
Legal	11,324	10,290
Environmental	1,586	1,577
Design	9,254	9,120
Gaming license	3,326	3,226
Lobbyist	2,864	2,278

Total principal amount of pre-construction advances	$35,765	$33,076

Jamul	July 3, 2005	January 2, 2005

Monthly stipend	$3,604	$3,319
Construction	159	159
Legal	2,960	2,606
Environmental	1,652	1,628
Design	3,659	3,640
Gaming license	474	429
Lobbyist	1,831	1,736

Total principal amount of pre-construction advances	$14,339	$13,517

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
      The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	July 3, 2005	January 2, 2005

No. of class III slot machines	3,000	3,000
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1st year	$275	$275
Win/table game/day — 1st year	$1,300	$1,300
Win/poker game/day — 1st year	$1,000	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 - (6.4%) (Decrease due to repayment of senior debt) Year 3 - 1.9% Year 4 - 3.6% Year 5 - 2.8%	Year 2 - (6.4%) (Decrease due to repayment of senior debt) Year 3 - 1.9% Year 4 - 3.6% Year 5 - 2.8%
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

Jamul Tribe

	July 3, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	65	65
No. of poker tables	10	10
Win/class III slot machine/day — 1st year	$285	$285
Win/class II slot machine/day – 1st year	$200	$200
Win/table game/day — 1st year	$1,100	$1,100
Win/poker table/day — 1st year	$650	$650
Expected increase (decrease) in management fee cash flows	Year 2 - (8.8%) (Decrease due to repayment of senior debt) Year 3 - 2.8% Year 4 - 2.9% Year 5 - 1.9% Year 6 - 2.8% Year 7 - 1.5%	Year 2 - (8.8%) (Decrease due to repayment of senior debt) Year 3 - 2.8% Year 4 - 2.9% Year 5 - 1.9% Year 6 - 2.8% Year 7 - 1.5%
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

Shingle Springs Tribe

	July 3, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1 st year	$350	$350
Win/class II slot machine/day — 1 st year	$250	$250
Win/table game/day — 1st year	$1,275	$1,275
Win/poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 - (8.9%) (Decrease due to repayment of senior debt) Year 3 - 3.6% Year 4 - 3% Year 5 - 5.1% Year 6 - (17%) (Management fees were reduced in years six and seven) Year 7 - 10.8%	Year 2 - (8.9%) (Decrease due to repayment of senior debt) Year 3 - 3.6% Year 4 - 3% Year 5 - 5.1% Year 6 - (17%) (Management fees were reduced in years six and seven) Year 7 - 10.8%
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
      As of July 3, 2005 and January 2, 2005 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.
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
      Lakes will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The management fee and length of contract are subject to regulatory approval. If the land were taken into trust in 2006 then the casino could open as early as late 2007.
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

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of fiscal year 2003 and 2004 and as of July 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	No — The Pokagon Band and Lakes continued to provide support for the case and in January 2003 the federal judge dismissed all issues except for the final issue and requested additional information from the BIA.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005. Subsequently in March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date was held on December 8, 2005 and a decision is pending.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Usable county agreement, if applicable	Yes	Yes	Yes
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.
Resolution of all litigation and legal obstacles	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.
Financing for construction	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of fiscal year 2003 and 2004 and as of July 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	Yes — approval received in 2004.	Yes — approval received in 2004.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.
Financing for construction	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Jamul Tribe

Business arrangement:
      The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Plans for the casino include approximately 2,000 gaming devices and approximately 85 table games along with various restaurants and related amenities.
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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal year 2003 and 2004 and as of July 3, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of preparing an EIS, as described below and completing the land in trust application.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted for approval by the NIGC in 2000 and approval is not expected to occur until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Critical Milestone	December 28, 2003	January 2, 2005	July 3, 2005

Resolution of all litigation and legal obstacles	N/A there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      The Jamul Tribe is a federally recognized tribe with a compact with the State of California and has an approximate six acre reservation on which the casino is planned to be built. The primary effort in this project has been to place approximately 82 acres of land contiguous to the reservation into trust for gaming. Lakes acquired 101 acres of land contiguous to the six acres of reservation land of which 19 acres relate to land with certain easements, which will not be accepted into trust. The trust application, including an Environmental Impact Statement (“EIS”), has been prepared, submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission to determine if the land should be taken into trust. There has been some local opposition regarding the project. An EIS is more rigorous to complete than a more typical EA (Environmental Assessment). The EIS was more intense and took longer to prepare but is considered a better method to address all potential environmental concerns surrounding this project and to mitigate potential future opposition that may delay the project.
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

Pawnee Nation of Oklahoma

Business arrangement:
      In January 2005, Lakes entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC)” referred to collectively as the “Pawnee Nation.” in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.
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
      The Pawnee Nation also operates its “Trading Post” Casino, which currently includes approximately 65 gaming devices along with a retail convenience store and gas station in the town of Pawnee, Oklahoma. Lakes will assist in the management of this project and in its expansion if the Pawnee Nation decides to expand the casino. As compensation for its management services on this project, Lakes will receive a management fee of approximately 30% of net income, as defined in the agreement, based on the incremental net income produced at this location during the length of the management contract, expected to be from five to seven years, depending on the scope of the facilities, less any amounts earned by any Company affiliate for consulting on the two projects subject to regulatory approval and certain other conditions.
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

Lakes’ Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of July 3, 2005:

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Tribe currently holds land in trust where the new casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.
Usable land placed in trust by Federal government	Yes, the Tribe currently holds land in trust where the Chilocco Casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.	None needed.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	The acquisition of other tribal land needs to be approved by the BIA.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of July 3, 2005:

	Development Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

	Development Project	Cimarron Casino

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on April 22, 2005.
Resolution of all litigation and legal obstacles	Yes, the acquisition of other tribal land needs to be approved by the BIA.	No
Financing for construction	No, preliminary discussions with lending institutions have occurred.	Third party financing arrangements for the refurbishment project are in negotiations.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Kickapoo Tribe
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. During the three months and six months ended July 3, 2005, the Company recorded unrealized losses of $1.3 million and $1.8 million, respectively, related to the Kickapoo project. During the third quarter of fiscal 2005, the Company recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract. In addition the Company recognized unrealized losses related to advances made for project costs and project cost incurred that Lakes may be required to pay as a result of the terminated relationship in the amounts of $0.3 million and $3.8 million, respectively, during the third quarter of fiscal 2005. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of the unpaid project costs incurred, possible sale of the land owned by Lakes to the tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.
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
      Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company has established a valuation allowance against all non-capital deferred income tax assets as of July 3, 2005 and January 2, 2005. The Company has established deferred tax assets related to unrealized investment losses and related carryovers as of July 3, 2005 and January 2, 2005. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62. Lakes’ basis in the WPTE common stock is minimal.
Common stock subject to repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares are classified on our balance sheet as of July 3, 2005 and January 2, 2005 as common stock subject to repurchase. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified as equity as of October 2, 2005.
Stock-based compensation:
      We account for equity-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. However, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted no later than January 1, 2006. See Note 5 to our unaudited condensed consolidated financial statements included under Item 1 of this Quarterly Report on Form 10-Q for more information about Lakes’ accounting for compensation expenses, including the pro-forma effects on the periods presented had we applied SFAS 123, Accounting for Stock-Based Compensation.
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

      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 3, 2005, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
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
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of July 3, 2005, Lakes had $73.8 million of notes receivable, at fair value with a floating interest rate (principal amount of $97.2 million, excluding advances to the Kickapoo Tribe). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $7.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.0 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.0 million in interest income over the same twelve-month period.

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
      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended July 3, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Willard Eugene Smith Litigation
      On October 24, 2003, Lakes announced that it had been named as one of a number of defendants in a counterclaim filed in state court in Harris County, Texas by Willard Eugene Smith involving Kean Argovitz Resorts, LLC (KAR) and related persons and entities. In the counterclaim, Smith asserted that, under an alleged oral agreement with Kevin Kean, he is entitled to a percentage of fees to be received by the KAR Entities or their principals relating to the Shingle Springs and Jamul Casinos that Lakes’ subsidiaries are developing in California. Smith also sought recovery of damages through the remedy of either attachment of the management fees generated from the projects or avoidance of buyout agreements between Lakes and KAR based on their conduct with respect to the alleged agreement. Trial for the above litigation commenced in April 2005. In May 2005, the jury in the state court case reached a verdict in favor of Lakes and the other defendants. The jury in the case found that there was no agreement with Smith relating to the ongoing monthly payments or the percentage of management fees. The jury also found that Smith was not entitled to damages. As a result of the verdict against Smith, a second phase of the trial, which would have sought to recover from Lakes any damages awarded, will not be necessary. Smith filed a Motion for a Partial Retrial on the issue of damages, which was denied automatically by operation of law. Smith failed to timely file an appeal to the Texas Court of Appeals, so the judgment has become final.
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