Form 10-Q
period 2005-10-02
LAKES ENTERTAINMENT INC
filed 2005-12-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 2, 2005 and January 2, 2005

	October 2,	January 2,
	2005	2005

	(Unaudited)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents (balance includes $3.0 million and $4.5 million of WPT Enterprises, Inc. cash)	$16,723	$28,717
Short-term investments (balance includes $27.5 million and $27.8 million of WPT Enterprises, Inc. short-term investments)	27,471	28,930
Accounts receivable, net of allowance of $0.1 million and $0	1,509	2,038
Deferred tax asset	95	137
Prepaids	1,025	1,233
Other current assets	1,842	1,159

Total current assets	48,665	62,214

Property and equipment, net of accumulated depreciation	12,555	6,795

Long-term assets related to Indian casino projects
Notes receivable, Indian Tribes	77,789	67,066
Land held for development	16,164	15,433
Intangible asset related to acquisition of management contracts	44,290	41,096
Other	4,247	2,024

Total long-term assets related to Indian casino projects	142,490	125,619

Investments	260	6,093
Deferred tax asset	4,278	4,278
Other	4,586	4,090

Total assets	$212,834	$209,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,970	$780
Income taxes payable	10,619	5,457
Accrued payroll and related costs	941	891
Deferred revenue	4,764	3,280
Other accrued expenses	3,611	3,449

Total liabilities	32,905	13,857

Commitments and contingencies
Common shares issued by subsidiary subject to repurchase	—	618
Minority interest	11,000	11,222
Shareholders’ equity:
Capital stock, $.01 par value; authorized 200,000 shares; 22,300 and 22,253 common shares issued and outstanding at October 2, 2005 and January 2, 2005, respectively	223	223
Additional paid-in capital	158,316	157,895
Retained earnings	10,469	25,280
Accumulated other comprehensive loss	(79)	(6)

Total shareholders’ equity	168,929	183,392

Total liabilities and shareholders’ equity	$212,834	$209,089

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

	Three Months Ended

	October 2,	October 3,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands, except
	loss per share)
Revenues:
License fee income	$1,766	$2,854
Host fees, sponsorship and other	365	119

Total revenues	2,131	2,973

Costs and expenses:
Selling, general and administrative	6,936	3,697
Production costs	561	1,942
Net impairment losses	94	—
Depreciation	133	163

Total costs and expenses	7,724	5,802
Net unrealized gain (loss) on notes receivable	(2,120)	790

Loss from operations	(7,713)	(2,039)

Other income:
Interest income	443	104
Other	—	1

Total other income	443	105

Loss before income taxes, equity in earnings (loss) of investments and minority interest	(7,270)	(1,934)
Income tax provision (benefit)	354	(791)

Loss before equity in earnings (loss) of investments and minority interest	(7,624)	(1,143)
Equity in earnings (loss) of investments, net of tax	1	(19)

Loss before minority interest	(7,623)	(1,162)
Minority interest in net (income) loss of subsidiary	581	(53)

Net loss	$(7,042)	$(1,215)

Loss per share, basic and diluted	$(0.32)	$(0.05)

Weighted average common shares outstanding	22,300	22,232

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Three Months Ended

	October 2,	October 3,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Net loss	$(7,042)	$(1,215)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(37)	3

Comprehensive loss	$(7,079)	$(1,212)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss

	Nine Months Ended

	October 2,	October 3,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands, except
	loss per share)
Revenues:
License fee income	$10,568	$10,266
Host fees, sponsorship and other	2,266	1,565

Total revenues	12,834	11,831

Costs and expenses:
Selling, general and administrative	20,368	10,088
Production costs	8,125	7,059
Net impairment losses	94	5,833
Depreciation	337	456

Total costs and expenses	28,924	23,436
Net unrealized gain (loss) on notes receivable	(241)	1,318

Loss from operations	(16,331)	(10,287)

Other income:
Interest income	1,256	195
Other	—	42

Total other income	1,256	237

Loss before income taxes, equity in earnings of investments and minority interest	(15,075)	(10,050)
Income tax provision (benefit)	1,061	(1,667)

Loss before equity in earnings of investments and minority interest	(16,136)	(8,383)
Equity in earnings of investments, net of tax	7	227

Loss before minority interest	(16,129)	(8,156)
Minority interest in net (income) loss of subsidiary	1,317	(53)

Net loss	$(14,812)	$(8,209)

Loss per share, basic and diluted	$(0.66)	$(0.37)

Weighted average common shares outstanding	22,296	22,063

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss

	Nine Months Ended

	October 2,	October 3,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
Net loss	$(14,812)	$(8,209)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on securities	(73)	3

Comprehensive loss	$(14,885)	$(8,206)

The accompanying notes are an integral part of these consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended

	October 2,	October 3,
	2005	2004

		(Restated)
	(Unaudited)
	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(14,812)	$(8,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	337	456
Production depreciation	191	—
Stock-based compensation expense	772	545
Equity in earnings of investments	(7)	(227)
Deferred income taxes	42	(1,509)
Net impairment losses	94	5,833
Net unrealized losses (gains) on notes receivable	241	(1,318)
Minority interest	(1,317)	53
Changes in operating assets and liabilities:
Accounts receivable	529	456
Prepaid expenses	208	—
Other current assets	(683)	767
Income taxes	5,162	(928)
Accounts payable	(421)	(1,279)
Deferred revenue	1,484	3,562
Accrued expenses	212	67

Net cash used in operating activities	(7,968)	(1,731)

INVESTING ACTIVITIES:
Short-term investment securities	1,387	(7,188)
Payments for land held under contract for sale	—	(327)
Proceeds from land held under contract for sale	5,000	—
Advances on long-term assets related to Indian casino projects	(9,284)	(10,987)
Payments to unconsolidated affiliates	(10)	(257)
Proceeds from unconsolidated affiliates	850	1,683
Payments for other long-term assets	(693)	(936)
Decrease in other long-term assets	197	—
Purchase of property and equipment	(1,599)	(605)

Net cash used in investing activities	(4,152)	(18,617)

FINANCING ACTIVITIES:
Proceeds from sale of common stock	126	3,905
Net proceeds from issuance of common stock by subsidiary	—	32,458

Net cash provided by financing activities	126	36,363

Net (decrease) increase in cash and cash equivalents	(11,994)	16,015
Cash and cash equivalents — beginning of period	28,717	25,340

Cash and cash equivalents — end of period	$16,723	$41,355

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$50	$165
Noncash operating activities:
Capitalized television costs related to unit options issued to consultants	$—	$202
Acquisition of long-term assets and advances related to Indian casino projects	$2,887	$801
Acquisitions of property and equipment financed with accounts payable	$4,689	$—
The accompanying notes are an integral part of these condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	BUSINESS OVERVIEW AND ACCOUNTING POLICIES

Business Overview
      Lakes Entertainment, Inc. and Subsidiaries, a Minnesota corporation (“Lakes” or the “Company”), has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other businesses, including development of a Company-owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of October 2, 2005, Lakes owned approximately 62% of WPT Enterprises, Inc. (“WPTE”), a separate publicly held media and entertainment company principally engaged in the development, production and marketing of poker-themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
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

Basis of Presentation
      The unaudited condensed consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes, as restated (Note 2) included within the Company’s Annual Report on Form 10-K for the year ended January 2, 2005, previously filed with the SEC on December 2, 2005, from which the balance sheet information as of that date is derived.
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
      As of December 9, 2005, Lakes’ unaudited cash balance, excluding WPTE cash, was approximately $5.5 million. Lakes’ future quarterly corporate costs are expected to approximate $3.5 million and future quarterly development project-related costs are expected to approximate $3.5 million, however, a portion of these costs are discretionary and could be deferred if necessary. It is anticipated that Lakes will require additional capital through either public or private financings to fund operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. The Company believes that its assets provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its WPTE shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing. In addition, the Company continues to pursue engaging an investment banking firm to explore strategic alternatives for the Company’s shares of common stock of WPTE which may include the sale of part or all of such shares to fund Lakes’ operational and development needs. See Note 11 — subsequent events regarding Financing Facility.

3.	RESTATEMENT
      During 2005, as a result of discussions with the staff of the SEC, the Company re-evaluated its accounting methodology surrounding its contractual relationships with Indian tribes and determined that it should have separately recognized the separate elements of its development and management agreements with the Indian tribes. Historically the Company recorded its advances to Indian tribes as notes receivable and deferred recognition of interest income due to the contingent repayment terms of the notes. The Company has now determined that as advances are made to the tribe pursuant to the development relationship it should have given separate recognition to the contractual notes receivable established and the related interests in management contracts that are acquired in conjunction with the development agreements. As a result the accompanying unaudited condensed consolidated financial statements for the three and nine months ended as of October 3, 2004 have been restated from amounts previously reported to reflect these accounting changes

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
retroactively. A summary of the effects of the restatement on the results of operations for the quarterly period and nine month period ended October 3, 2004, follows (in thousands, except per share data):

	For the		For the
	Three Months	For the	Nine Months	For the
	Ended	Three Months	Ended	Nine Months
	October 3, 2004,	Ended	October 3, 2004,	Ended
	As Previously	October 3, 2004,	As Previously	October 3, 2004,
Consolidated Statement of Earnings (Loss)	Reported	Restated	Reported	Restated

Net impairment losses	$—	$—	$—	$5,833
Total costs and expenses	5,815	5,802	24,047	23,436
Net unrealized gains on notes receivable	—	790	—	1,318
Loss from operations	(2,841)	(2,039)	(12,215)	(10,287)
Income tax benefit	(1,101)	(791)	(2,028)	(1,667)
Net loss	$(1,718)	$(1,215)	$(9,636)	$(8,209)
Basic loss per share	$(0.08)	$(0.05)	$(0.44)	$(0.37)
Diluted loss per share	$(0.08)	$(0.05)	$(0.44)	$(0.37)
The following table illustrates the effect of the restatement on retained earnings:

October 3, 2004

Retained earnings, as previously reported	$15,282
Restatement adjustment	5,830

Retained earnings, as restated	$21,112

4.	INVESTMENTS

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

5.	STOCK BASED COMPENSATION
      The Company accounts for its employee stock option plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.
      The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Based Compensation (SFAS No. 123), to stock-based employee compensation (in thousands, except per share data).

	Three Months Ended		Nine Months Ended

	October 2,	October 3,	October 2,	October 3,
	2005	2004	2005	2004

		Restated		Restated
Net loss:	$(7,042)	$(1,215)	$(14,812)	$(8,209)
As reported
Less: Total stock-based compensation expense determined under the fair value method, net of related tax effects	(1,132)	(686)	(3,176)	(1,405)
Pro forma	$(8,174)	$(1,901)	$(17,988)	$(9,614)
Net loss per share, basic and diluted:
As reported	$(0.32)	$(0.05)	$(0.66)	$(0.37)
Pro forma	$(0.37)	$(0.09)	$(0.81)	$(0.44)

6.	LOSS PER SHARE
      For all periods, basic loss per share, is calculated by dividing the loss by the weighted average number of common shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the three months ended or nine months ended October 2, 2005 and October 3, 2004 as the effect would have been anti-dilutive as a result of losses.

7.	INCOME TAXES
      In accordance with SFAS No. 109, Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at October 2, and January 2, 2005. Lakes evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against these items at October 2, and January 2, 2005. However, the Company has recognized a deferred tax asset related to capital losses during 2001 to 2004. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62.
      The Company is currently under examination for income and franchise tax matters. See Note 8 regarding the IRS Tax Audit and the Louisiana Department of Revenue Litigation Tax Matter.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	COMMITMENTS AND CONTINGENCIES:

Tribal Commitments
      The Company’s development agreements with its tribal partners require the Company to provide financial support related to project development, in the form of loans.

	Tribal Casino Development Advances/Commitments
	As of October 2, 2005

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In thousands)
Jamul Tribe	$15,885	$6,612	$7,503
Shingle Springs Tribe	36,410	8,810	4,780
Pokagon Band	45,813	—	27,187
Kickapoo Tribe*	947	667	386
Pawnee Nation	2,059	—	—
Iowa Tribe	167	76	757

*	Refer to Note 10 for further information regarding the Kickapoo Tribe project.
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

Common Shares Subject to Repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares were classified as common shares subject to repurchase as of January 2, 2005. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified as equity as of October 2, 2005.

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

Leases
      The Company leases certain property and equipment, including an airplane, under non-cancelable operating leases. The Company’s airplane lease contained a residual value guarantee of $7.5 million. Rent expense, under non-cancelable operating leases, exclusive of real estate taxes, insurance, and maintenance expense was $0.2 million and $0.1 million for the three month period ended October 2, 2005 and October 3, 2004, respectively and $1.3 million and $0.3 million for the nine month period ended October 2, 2005 and October 3, 2004, respectively. During 2004, the Company determined that the value of the aircraft had decreased to $6.1 million. Therefore, the Company began accruing the expected deficiency over the remaining term of the lease. This resulted in additional expense of $0.6 million in the fourth quarter of fiscal 2004 and $0.8 million in fiscal 2005. At the end of the lease term in April 2005 a determination of the actual deficiency was made and based on that determination a payment of $1.4 million was made during August 2005.
      The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Total future minimum lease payments due under this lease are approximately $1.7 million payable ratably over the three-year lease term. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to $5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three year lease term; however at the conclusion of the lease, the Company is required to purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three year lease term.

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

Grand Casinos, Inc. Litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as Caesars Entertainment, Inc.), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits, if any.. This settlement income has been recorded as other income in the consolidated statement of loss for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

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

WPTE Lawsuit With the Travel Channel
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel, LLC from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the Professional Poker Tour (“PPT”), and to clarify and enforce WPTE’s rights with respect to the World Poker television episodes. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. Despite WPTE’s dispute with TRV, WPTE remains committed to fulfilling its obligations to TRV in connection with the World Poker Tour series.

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

9.	SEGMENT INFORMATION
      Lakes’ principal business is the development and management of gaming related properties. Additionally, the Company is the majority owner of WPTE, owning approximately 62% of WPTE’s outstanding common stock. Substantially, all operations of the Company and WPTE are conducted in the United States. Episodes of the World Poker Tour television series produced by WPTE are distributed internationally by a third party distributor. The segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The amounts in the Corporate and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Eliminations column below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments

	Indian Casino	WPT	Corporate &	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of October 2, 2005	$145.1	$36.2	$31.5	$212.8
Total assets as of January 2, 2005	127.2	37.1	44.8	209.1
For the Three Months Ended October 2, 2005
Revenue	$—	$2.1	$—	$2.1
Net earnings (loss)	(2.3)	(1.6)	(3.1)	(7.0)
Depreciation expense	—	0.1	—	0.1
For the Nine Months Ended October 2, 2005
Revenue	$—	$12.8	$—	$12.8
Net earnings (loss)	(1.5)	(3.6)	(9.7)	(14.8)
Depreciation expense	—	0.1	0.2	0.3
For the Three Months Ended October 3, 2004, restated
Revenue	$—	$3.0	$—	$3.0
Net earnings (loss)	0.2	(0.5)	(0.9)	(1.2)
Depreciation expense	—	0.1	0.1	0.2
For the Nine Months Ended October 3, 2004, restated
Revenue	$—	$11.8	$—	$11.8
Net earnings (loss)	(4.7)	1.2	(4.7)	(8.2)
Depreciation expense	—	0.1	0.4	0.5

10.	IMPAIRMENT CHARGES

Nipmuc Nation project
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

Kickapoo Project
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract during the three months ended October 2, 2005. In addition during the three months ended

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
October 2, 2005, the Company recorded an unrealized loss on notes receivable of $4.1 million related to the Kickapoo project. Included in the $4.1 million are unrealized losses of approximately $3.8 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.3 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. During the nine months ended October 2, 2005, the Company recognized unrealized losses on notes receivable of approximately $5.9 million. Included in the $5.9 million are unrealized losses of approximately $5.0 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.9 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million.
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

11.	SUBSEQUENT EVENTS

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
Overview
      Lakes develops Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development and management agreements with five separate tribes for one new casino operation in Michigan, two in California, and with two tribes in Oklahoma for five various casino projects. Lakes is also involved in other businesses, including development of a non-Indian casino and the development of new table games for licensing to casinos. In addition, as of October 2, 2005, Lakes owned approximately 62% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
Financial Overview
      In the three and nine months ended of the fiscal year ended January 1, 2006 (“fiscal 2005”) and the three and nine months ended of the fiscal year ended January 2, 2005 (“fiscal 2004”), all of Lakes’ consolidated revenues have been derived from the WPTE business, mainly from license fees for domestic telecast of World Poker Tour television episodes (“WPT”) and product licensing fees associated with the World Poker Tour brand and logo. There were minimal product licensing revenues in fiscal 2004. License fees have depended on the number of episodes delivered to The Travel Channel (“TRV”) in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations

Nine Months Ended October 2, 2005 Compared to the Nine Months Ended October 3, 2004

Revenues
      All revenues in fiscal 2005 and 2004 were related to WPTE business. Total revenues increased by $1.0 million for the nine months ended October 2, 2005, compared to the same period in the prior year. Domestic television license revenues decreased by $3.6 million in the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004. The reduction in domestic television license revenue reported in the first nine months of fiscal 2005 reflected the delivery of only thirteen episodes of Season Three and one episode of Season Four compared to 24 Season Two episodes that were delivered during the fiscal 2004 period. International television licensing revenues increased by $0.9 million for the nine months ended October 2, 2005, compared to the nine months ended October 3, 2004, as we increased distribution to more territories in the current period. Revenues for the nine months ended October 2, 2005, also included $2.9 million more in product licensing revenues than the nine months ended October 3, 2004 as WPTE licensees had substantially more product in the marketplace in fiscal 2005.
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

Costs and expenses
      Production costs are associated with WPTE costs of producing television series. WPTE cost of revenues increased by $1.1 million in the first nine months of fiscal 2005 as compared to the first nine months of fiscal 2004, and accordingly, overall gross margins were 36.7% in the first nine months of fiscal 2005 compared to 40.3% in the first nine months of fiscal 2004. Cost of revenues for the first nine months of fiscal 2005 included approximately $3.2 million related to the premiere season of the PPT, as well as $3.9 million and $0.2 million in production costs for Season Three and Season Four episodes, respectively, of the WPT. PPT production costs were expensed in this period rather than being capitalized because WPTE does not capitalize television production costs until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. For the first nine months of fiscal 2004, cost of revenues of $7.1 million were related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the first nine months of fiscal 2004. Additionally, cost of revenues in the first nine months of fiscal 2005 included approximately $0.8 million of non-cash compensation expense related to consultant stock options compared to $0.5 million in the first nine months of fiscal 2004. Excluding the non-cash compensation expenses and PPT production costs expensed during the first nine months of fiscal 2005, gross margin for the first nine months of fiscal 2005 would have been 67.9% compared to 44.6% for the corresponding period in 2004, with the higher margin in fiscal 2005 due to increased revenues from product licensing, international licensing and sponsorship.
      Selling, general and administrative expenses increased by $10.3 million to $20.4 million for the nine months ended October 2, 2005 from $10.1 million for the nine months ended October 3, 2004. WPTE selling, general and administrative costs increased by $5.4 million for the nine months ended October 2, 2005, compared to the nine months ended October 3, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, marketing expenses associated with online gaming and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, online gaming launch, growth and regulatory compliance costs related to being an independent public company following WPTE’s initial public offering in the third quarter of fiscal 2004. Lakes’ selling, general and administrative costs were $11.5 million for the nine months ended October 2, 2005 and $6.6 million for the nine months ended October 3, 2004. This increase of $4.9 million is due to $1.0 million in additional rent expense primarily related to a deficiency in the guaranteed residual value of the aircraft the Company leases, $2.0 million related to increased head count and related costs due to the casino projects in Texas and Oklahoma, $1.4 million in professional service fees related to the casino projects in Texas and Oklahoma as well as regulatory compliance costs and $0.5 million in development costs associated with an “Automated System For Playing Live Casino Table Games.”
      Impairment losses were $0.1 million and $5.8 million during the nine months ended October 2, 2005 and October 3, 2004, respectively. The Company recognized a $0.1 million impairment charge related to the intangible asset related to the acquisition of the management contract during the three months ended October 2, 2005 related to the Kickapoo casino project. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. During the nine months ended October 3, 2004, the Company recognized a $5.8 million impairment charge related to long-term assets related to the Nipmuc Nation project. Lakes also recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. In June 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project in the second quarter of 2004. At that time, Lakes recorded the impairment charge and an unrealized loss on notes receivable. Should the Nipmuc Nation become federally recognized and successfully open a casino operation (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its advances and deferred interest.

Net unrealized gain on notes receivable
      Net unrealized gains (losses) on notes receivable were ($0.2) million and $1.3 million for the nine months ended October 2, 2005 and October 3, 2004, respectively, related to the adjustment to fair value of the

Company’s notes receivable from Indian Tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. Included in net unrealized losses on notes receivable of ($0.2) million for the nine months ended October 2, 2005 are unrealized losses of $5.9 million related to the Kickapoo project as a result of the termination of the business relationship between the Kickapoo Tribe and Lakes. The unrealized loss is partially offset by unrealized gains primarily related to an increase in probability associated with the Pokagon Casino project.

Other
      Other income increased $1.1 million. Interest income was $1.3 million for the nine months ended October 2, 2005 compared to $0.2 million for the same period in the prior year. This increase is primarily due to an increase in cash and equivalents and short-term investments related to WPTE raising proceeds and becoming a public entity in August 2004 and cash settlements and cash proceeds from real estate sales received by Lakes in fiscal 2004.

Taxes
      The Company recorded a tax provision of $1.1 million for the nine-month period ended October 2, 2005 compared to a tax benefit of $1.7 million for the nine-month period ended October 3, 2004. The loss before income taxes, equity in earnings (loss) of investments and minority interest was $15.1 million for the nine months ended October 2, 2005 compared to a loss of $10.1 million for the nine months ended October 3, 2004. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets relating to net operating loss carry forwards, deferred interest on advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate. Lakes evaluated all evidence and determined the net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects and its investments in its non-Indian casino business. The Company recorded a 100% valuation allowance against these items at October 2, 2005 and January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits.

Losses per common share and net losses
      For the nine months ended October 2, 2005, basic and diluted losses per common share were $0.66, compared to basic and diluted losses of $0.37 per common share, for the same period in the prior year. Net loss for the nine months ended October 2, 2005 was $14.8 million compared to $8.2 million for the nine months ended October 3, 2004. This increase is primarily due to the loss from operations increasing $6.0 million primarily due to WPTE’s production costs associated with the introduction of PPT production costs in 2005, with no associated revenues, and an increase in selling and administrative expenses, principally as a result of WPTE’s marketing and operating costs of launching WPTE’s online gaming initiative, and overall growth of compliance expenses resulting from being an independent public company. Lakes’ selling general and administrative expenses increased $4.9 million but were offset by an impairment loss of $5.8 million recognized in the prior year.

Three Months Ended October 2, 2005 Compared to the Three Months Ended October 3, 2004

Revenues
      All revenues in fiscal 2005 and fiscal 2004 were related to WPTE business. Total revenues decreased by $0.8 million for the three months ended October 2, 2005 as compared the same period in the prior year. Domestic television license revenues decreased by $1.9 million in the three months ended October 2, 2005 compared to the three months ended October 3, 2004. The reduction in domestic television license revenue reported in the third quarter of fiscal 2005 reflected the delivery of one Season Four episode compared to six Season Two episodes delivered during the third quarter of fiscal 2004. International television licensing revenues increased by $0.1 million for the three months ended October 2, 2005 compared to the three months ended October 3, 2004 as WPTE increased distribution to more territories in the current period. Revenues for the three months ended October 2, 2005 also included $0.8 million more in product licensing revenues than the three months ended October 3, 2004 as WPTE licensees had substantially more product in the marketplace in fiscal 2005.

Costs and Expenses
      Production costs are associated with WPTE costs of producing television series. WPTE cost of revenues decreased by $1.4 million in the third quarter of 2005 as compared to the third quarter of fiscal 2004, and accordingly, overall gross margins were 73.7% in the third quarter of fiscal 2005 compared to 34.7% in the third quarter of fiscal 2004. Cost of revenues for the third quarter of fiscal 2005 included approximately $0.2 million related to the premiere season of the PPT, as well as $0.2 million in production costs relating to the delivery of WPT episodes. PPT production costs were expensed in this period rather than being capitalized because WPTE does not capitalize television production costs until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. For the third quarter of fiscal 2004, cost of revenues of $1.9 million was related primarily to the production of Season Two episodes of the WPT. There were no PPT production costs incurred during the third quarter of fiscal 2004.
      Selling and administrative expenses increased by $3.2 million for the three months ended October 2, 2005, compared to the three months ended October 3, 2004. WPTE’s selling general and administrative expenses increased by $1.8 million for the three months ended October 2, 2005, compared to the three months ended October 3, 2004. This increase is primarily due to additional headcount costs, product licensing commissions, marketing expenses associated with online gaming and legal and audit fees incurred during the 2005 period associated with business development, increased product licensing revenues, online gaming launch, growth and regulatory compliance costs related to being an independent public company following our initial public offering in the third quarter of 2004. Lakes’ selling general and administrative expenses increased by $1.4 million for the three months ended October 2, 2005, compared to the three months ended October 3, 2004 primarily due to $0.8 million related to increased head count and related costs due to the casino projects in Texas and Oklahoma, $0.1 million in professional service fees related to the casino projects in Texas and Oklahoma as well as regulatory compliance costs, $0.3 million in increased maintenance costs associated with the Company’s airplane it leases as well as its information technology system, and $0.2 million in development costs associated with an “Automated System For Playing Live Casino Table Games”.

Net unrealized gain (loss) on notes receivable
      Net unrealized gain (loss) on notes receivable was ($2.1) million and $0.8 million for the three months ended October 2, 2005 and October 3, 2004, respectively, related to the adjustment to fair value of the Company’s notes receivable from Indian Tribes. These fair value calculations are determined based on current assumptions related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects”. The unrealized loss for the three months ended October 2, 2005 is primarily due to an unrealized loss of $4.1 million related to amounts advanced or costs incurred on behalf of the Kickapoo Tribe during the three months ended October 2, 2005 as a result of the termination of the business relationship between the Kickapoo Tribe and Lakes. The unrealized loss is partially offset by unrealized gains of $2.0 million on the Company’s other Indian casino projects.

Taxes
      The Company recorded a tax provision of $0.4 million during the three months ended October 2, 2005 compared to a tax benefit of $0.8 million during the three months ended October 3, 2004. The loss before income taxes, equity in earnings (loss) of investments and minority interest was $7.3 million for the three months ended October 2, 2005 compared to a loss of $1.9 million for the three months ended October 3, 2004. In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes

(SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets relating to net operating loss carry forwards, deferred interest on advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate. Lakes evaluated all evidence and determined the net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects and its investments in its non-Indian casino business. The Company recorded a 100% valuation allowance against these items at October 2, 2005 and January 2, 2005. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits.

Losses Per Common Share and Net Losses
      For the three months ended October 2, 2005, basic and diluted losses per common share were $0.32, compared to basic and diluted losses of $0.05 per common share, for the same period in the prior year. Net loss for the three months ended October 2, 2005 was $7.0 million compared to $1.2 million for the three months ended October 3, 2004. The increase in net loss is primarily due an increase in loss from operations of $5.7 million primarily due to increased selling general and administrative expenses related to both WPTE and Lakes as well as an increase in the net unrealized loss on notes receivable of $2.9 million related to the adjustment to fair value of the Company’s notes receivable from Indian Tribes.

Liquidity and Capital Resources
      At October 2, 2005, Lakes’ unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $44.2 million. Included in this amount was Lakes’ cash of $13.7 million. Also included were WPTE cash of $3.0 million and WPTE short-term investments of $27.5 million. WPTE cash and investments will not be used in Lakes’ business. As of October 2, 2005, Lakes’ has had no operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002.
      In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE’s cash resources are expected to be used for WPTE’s business and will not be available for Lakes’ casino projects or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes’ obligation to fund WPTE operations under a limited revolving note receivable. As of October 2, 2005, Lakes holds approximately 12.5 million shares or approximately 62% of WPTE’s common stock. Lakes’ will be subject to Rule 144 regarding volume limitations for sales of WPTE common stock.
      The Company’s primary source of cash for its development of casino projects during fiscal 2004 and during the nine months ended October 2, 2005 has been from the planned sale of assets. During fiscal 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $2.5 million related to the sale of the land as well as through the settlement of a title dispute. Lakes received proceeds of $5.9 million in fiscal 2004 in connection with the sale of the Polo Plaza and adjacent Travelodge property and an additional $5.0 million received during 2005, pursuant to an option agreement with Metroflag. We expect that proceeds from the sale of assets will decrease in future periods. Additionally in December 2004, Lakes received $11.3 million in settlement of a tax sharing agreement with Grand Casinos. For a discussion of Lakes’ current efforts to secure financing for its operational and development needs see Note 11.
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
      We currently believe that our existing casino development projects included in the table below (except for the project with the Kickapoo Tribe — see Note 10) will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management contracts. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that it may be forced to cease its operations entirely.
      Following is a table summarizing remaining contractual obligations as of October 2, 2005 (in millions):

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)(3)
Jamul	$7.5	$1.6	$5.9	$—	$—
Shingle Springs	4.8	1.7	3.1	—	—
Pokagon(2)	27.2	1.4	15.0	10.8	—
Kickapoo Traditional Tribe of Texas(8)	0.4	0.4
Iowa Tribe of Oklahoma	0.8	0.8
Operating leases(4)	1.7	0.1	1.3	0.3	—
WPTE operating leases(5)	2.9	0.5	1.0	1.0	0.4
WPTE purchase obligations(6)	1.1	0.5	0.6	—	—
WPTE employee obligations(7)	0.8	0.7	0.1	—	—

	$47.2	$7.7	$27.0	$12.1	$0.4

(1)	Lakes anticipates that it will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet the remaining casino development commitments. See table below detailing tribal casino development commitments.

(2)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third party financing will be available for this project. However, there can be no assurance that third party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million.

(3)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at October 2, 2005.

(4)	The Company leases an airplane, under a non-cancelable operating lease which was amended on May 1, 2005. The new term is for a period of up to three years.

(5)	Operating lease obligations include rent payments on WPTE’s corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(6)	Purchase obligations include contractual obligations of $1.1 million related to the establishment of WPTE’s internet gaming site.

(7)	Employee obligations include the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.

(8)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship.
Casino Development Advances/ Commitments
As of October 2, 2005

							Commitments
							in Excess of
						Lakes’ Cash	Available
		Land Held		Total	Remaining	and	Cash and
	Pre-Construction	for	Total	Funding	Funding	Short-Term	Short-Term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$15.9	$6.6	$22.5	$30.0	$7.5
Shingle Springs Tribe(b)	36.4	8.8	45.2	50.0	4.8
Pokagon Band(c)	45.8	—	45.8	73.0	27.2
Kickapoo Tribe(d)	0.9	0.7	1.6	2.0	0.4
Iowa Tribe(e)	0.2	0.1	0.3	1.0	0.7
Pawnee Nation(f)	2.1	—	2.1	1.1	—

	$101.3	$16.2	$117.5	$157.1	$40.6	$13.7	$26.9

(a)	Lakes plans to continue making advances on the remaining commitment to the Jamul Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $0.6 million and $6.9 million during the fourth quarter of fiscal 2005 and during fiscal 2006, respectively, to fulfill its remaining commitment to the Jamul Tribe.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $0.6 million and $4.2 million during the fourth quarter of fiscal 2005 and during fiscal 2006, respectively, to fulfill its remaining commitment to the Shingle Springs Tribe.

(c)	Lakes plans to continue making advances on the remaining commitment to the Pokagon Band on a monthly basis until the casino opens. Lakes plans to make advances of $0.5 million, $15.9 million and $10.8 million during the fourth quarter of 2005, during fiscal 2006 and during fiscal 2007, respectively, to fulfill its remaining commitment to the Pokagon Band.

(d)	Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. In November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract during the three months ended October 2, 2005. In addition during the three months ended October 2, 2005, the Company recorded an unrealized loss on notes receivable of $4.1 million related to the Kickapoo project. Included in the $4.1 million are unrealized losses of approximately $3.8 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.3 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. During the nine months ended October 2, 2005, the Company recognized unrealized losses on notes receivable of approximately $5.9 million. Included in the $5.9 million are unrealized losses of approximately $5.0 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.9 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

(e)	Lakes plans to advance the $1.0 million it has committed to the Iowa Tribe during 2005. In December 2005 the Iowa Tribe closed on third party financing related to the Cimarron Casino and repaid Lakes all amounts advanced related to that project. Additional amounts have and will be advanced to the Iowa Tribe for the new casino project based upon an approved budget yet to be finalized.

(f)	During the third quarter of 2005, Lakes made a commitment of $1.1 million to the Pawnee Nation related to the Trading Post project based upon an approved budget. Additional amounts will continue to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.

      During the three months ended October 2, 2005, the Company incurred development costs of approximately $5.0 million relating to the non-Indian casino it is developing in Vicksburg, Mississippi. The Company is working toward obtaining all necessary approvals to move forward with this project.
      During 2005, Lakes’ corporate costs, excluding WPTE, which is not expected to require additional capital from Lakes, will approximate $12.5 million. Development project-related costs are expected to approximate $24.0 million during 2005. Lakes’ unaudited cash balance, excluding WPTE cash was approximately $5.5 million as of December 9, 2005. Lakes’ on-going quarterly corporate costs are expected to approximate $3.5 million and on-going quarterly development project-related costs are expected to approximate $3.5 million, however a portion of these costs are discretionary and could be deferred if necessary. Additionally, the Company may be required to pay taxes, ranging from $0 to approximately $12 million plus interest and penalties, in 2006 related to two tax matters. It is anticipated that Lakes will require additional capital through public or private financings or the sale of some or all of the Company’s shares of WPTE to meet operating expenses and development project-related costs during the remainder of 2005 and 2006 and the Company is currently considering various financing alternatives. In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership and received a $10 million draw on this facility on December 16, 2005 (see Note 11). Lakes plans to continue pursuing other financing alternatives, and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include common shares of WPTE that have an estimated fair value of $82.6 million as of December 9, 2005, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.
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
      In addition, the construction of the Company’s Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on Lakes’ results of operations and financial condition. In order to assist the tribes, Lakes may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Any guarantees by Lakes, if any, will increase Lakes’ potential exposure in the event of a default by any of these tribes.
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
      As a part of the transaction establishing Lakes as a separate public company on December 31, 1998, the Company agreed to indemnify Grand Casinos through December 28, 2004 against all costs, expenses and liabilities incurred in connection with or arising out of certain pending and threatened claims and legal proceedings against Grand Casinos and to pay all related settlements and judgments. The indemnification period expired on December 28, 2004 and Lakes does not have any further obligations. Lakes incurred no costs related to this matter in 2004.

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
      Deferred television costs: WPTE accounts for deferred television costs in accordance to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, since WPTE has insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series will continue to be expensed as incurred until a licensing agreement has been executed or WPTE has a firm commitment of revenue for the series. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. Management of WPTE currently estimates that 44% of capitalized deferred television costs at October 2, 2005, are expected to be expensed in connection with episode deliveries by the end of fiscal 2005.

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
      Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the face value of the note plus accrued interest. Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.

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

      The consolidated balance sheets as of October 2, 2005 (unaudited) and January 2, 2005 include long-term assets related to Indian casino projects of $142.5 million and $125.6 million, respectively, primarily related to three separate projects. The amounts are summarized by project (in thousands) as follows:

	October 2, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

	(Unaudited)
Notes receivable, at fair value	$41,182	$23,979	$10,897	$1,731	$77,789
Intangible assets related to acquisition of management contracts	18,116	18,125	7,449	600	44,290
Land held for development	—	8,810	6,612	742	16,164
Other	75	1,471	881	1,820	4,247

Total long-term assets related to the Indian casino project	$59,373	$52,385	$25,839	$4,893	$142,490

	January 2, 2005

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at fair value	$35,931	$21,775	$9,345	$15	$67,066
Intangible assets related to acquisition of management contracts	17,604	16,698	6,789	5	41,096
Land held for development	—	8,772	6,661	—	15,433
Other	71	1,315	638	—	2,024

Total long-term assets related to the Indian casino project	$53,606	$48,560	$23,433	$20	$125,619

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

      The following table provides the key assumptions used to estimate the fair value of the notes receivable (dollars in thousands):
      Pokagon Band:

	As of October 2, 2005	As of January 2, 2005

Face value of note (principal and interest)	$59,987 ($45,814 principal and $14,173 interest)	$55,747 ($44,550 principal and $11,197 interest)
Estimated months until casino opens (weighted average of three scenarios)	33 months	33 months
Projected interest rate until casino opens	7.9%	6.8%
Projected interest rate during the loan repayment term	8.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	85%	75%
      A portion of the notes due from the Pokagon Band include funds advanced of approximately $24.1 million by the Company for the Pokagon Band’s purchase of land. The Company has a first deed of trust against substantially all of this property, which will be relinquished when the Bureau of Indian Affairs (“BIA”) places the land into trust.
      The estimated probability rate was increased from 75% to 85% during the three months ended April 3, 2005, due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date was held on December 8, 2005 and a decision is pending. Due to the delay related to this litigation the weighted average estimated casino opening date was extended from April 2008 to July 2008 during the three-month period ended October 2, 2005.
      TOMAC commenced the litigation against the Federal Government in 2001 after the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. The land in trust issue has been the most significant critical milestone delaying the opening of the casino.
      See further discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

      Shingle Springs Tribe:

	As of October 2, 2005	As of January 2, 2005

Face value of note (principal and interest)	$43,944 ($36,409 principal and $7,535 interest)	$38,156 ($33,076 principal and $5,080 interest)
Estimated months until casino opens (weighted average of three scenarios)	37 months	36 months
Projected interest rate until casino opens	8.9%	7.9%
Projected interest rate during the loan repayment term	8.9%	8.7%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from July 2008 to November 2008 during the three-month period ended October 2, 2005 (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs”).
      Jamul Tribe:

	As of October 2, 2005	As of January 2, 2005

Face value of note (principal and interest)	$19,817 ($15,885 principal and $3,932 interest)	$17,306 ($14,467 principal and $2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	37 months	36 months
Projected interest rate until casino opens	8.9%	7.9%
Projected interest rate during the loan repayment term	9.1%	8.7%
Discount rate	15%	15%
Repayment terms of note	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	75%	75%
      As a result of delays related to getting land contiguous to the reservation placed into trust, the weighted average estimated casino opening date was extended from July 2008 to November 2008 during the three-month period ended October 2, 2005. Because of the slow process, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximate six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process (see further discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”).
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

      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

		Sensitivity Analysis
	October 2, 2005
	Fair Value	5% Less			5% Increased	One Year
	Notes Receivable	Probable	One Year Delay	Both	Probability	Sooner	Both

Pokagon	$41,181,729	$39,003,097	$38,882,230	$36,838,863	$43,360,361	$43,633,447	$45,956,298
Shingle Springs	$23,978,695	$22,181,860	$22,635,600	$20,934,700	$25,775,531	$25,397,545	$27,295,727
Jamul	$10,896,989	$10,185,157	$10,326,904	$9,653,077	$11,608,822	$11,499,229	$12,251,211

	$76,057,414	$71,370,114	$71,844,735	$67,426,640	$80,744,714	$80,530,221	$85,503,236

		Sensitivity Analysis
	January 2, 2005
	Fair Value	5% Less			5% Increased	One Year
	Notes Receivable	Probable	One Year Delay	Both	Probability	Sooner	Both

Pokagon	$35,931,000	$33,957,913	$33,825,802	$29,583,071	$37,904,088	$38,197,409	$40,321,591
Shingle Springs	$21,775,000	$20,252,095	$20,453,118	$19,024,633	$23,297,905	$23,184,255	$24,807,821
Jamul	$9,345,000	$8,734,015	$8,776,784	$8,203,679	$9,955,986	$9,950,775	$10,602,146

	$67,051,001	$62,944,022	$63,055,704	$56,811,384	$71,157,979	$71,332,440	$75,731,558

      The assumption changes used in the sensitivity analysis above are hypothetical. The effect of the variation in the probability assumption and estimated opening date on the estimated fair value of the notes receivable from Indian tribes was calculated without changing any other assumptions; in reality, changes in these factors may result in changes in another. For example, the change in probability could be associated with a change in discount rate, which might magnify or counteract the sensitivities.
      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of October 2, 2005 and January 2, 2005. The notes receivable are carried on the consolidated balance sheets at October 2, 2005 (unaudited) and January 2, 2005 at their estimated fair values of $77.8 million and $67.1 million, respectively.

	Balance at
	October 2, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$21,713	$36,409	$14,935	$—	$73,057
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other	—	—	—	2,256	2,256

	$45,814	$36,409	$15,885	$2,256	$100,364

	Balance at
	January 2, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$20,449	$33,076	$13,517	$—	$67,042
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other	—	—	—	20	20

	$44,550	$33,076	$14,467	$20	$92,113

(a)	Lakes advances funds to the tribes, which are related to certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and Lakes, in order to obtain the development agreement and management contract, agrees to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	Lakes purchased land to be used and transferred to the tribe in connection with the casino project. At Pokagon, a portion of the land will be used by the tribe separate from the casino project land.
      The notes receivable for pre-construction advances consist of the following principal amounts advanced to the tribes at October 2, 2005 and January 2, 2005 (in thousands):

Pokagon	October 2, 2005	January 2, 2005

Monthly stipend	$9,250	$8,125
Construction	2,633	2,580
Legal	1,384	1,379
Environmental	650	645
Design	7,796	7,720

Total principal amount of pre-construction advances	$21,713	$20,449

Shingle Springs	October 2, 2005	January 2, 2005

Monthly stipend	$6,090	$4,980
Construction	1,622	1,605
Legal	11,495	10,290
Environmental	1,586	1,577
Design	9,267	9,120
Gaming license	3,376	3,226
Lobbyist	2,973	2,278

Total principal amount of pre-construction advances	$36,409	$33,076

Jamul	October 2, 2005	January 2, 2005

Monthly stipend	$3,746	$3,319
Construction	159	159
Legal	3,123	2,606
Environmental	1,659	1,628
Design	3,830	3,640
Gaming license	496	429
Lobbyist	1,922	1,736

Total principal amount of pre-construction advances	$14,935	$13,517

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
      The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. Lakes’ (as its predecessor Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of its Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which the Company’s Indian casinos will be located. In addition, Lakes has many years of casino operations experience within the Company, which provides a basis for its revenue expectations. The projections were prepared by Lakes not for purposes of the valuation at hand but rather for purposes of Lakes’ and the tribes’ business planning.
      The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	October 2, 2005	January 2, 2005

No. of class III slot machines	3,000	3,000
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1st year	$275	$275
Win/table game/day — 1st year	$1,300	$1,300
Win/poker game/day — 1st year	$1,000	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 - (6.4%) (Decrease due to repayment of senior debt) Year 3 - 1.9% Year 4 - 3.6% Year 5 - 2.8%	Year 2 - (6.4%) (Decrease due to repayment of senior debt) Year 3 - 1.9% Year 4 - 3.6% Year 5 - 2.8%
      With regard to the Pokagon Casino project in southwest Michigan, the competitive market consists primarily of five Northern Indiana riverboats. The State of Indiana publicly reports certain results from these riverboat casinos, which supports the underlying assumptions in our projections. Specifically, the Northern Indiana trailing twelve months market average for slot machine revenue has consistently been above $300 win per unit per day or greater than $105,000 per machine per year which exceeds the $275 win per unit per day that we used in our Pokagon Casino projections. Of the five casinos in the market, two locations produced a win per unit less than our projections with three casinos producing win per unit revenue amounts greater than our forecast. The closest casino to our location consistently produces approximately $330 win per unit per day.

Jamul Tribe

	October 2, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	65	65
No. of Poker tables	10	10
Win/class III slot machine/day — 1st year	$285	$285
Win/class II slot machine/day —1st year	$200	$200
Win/table game/day — 1st year	$1,100	$1,100
Win/poker table/day — 1st year	$650	$650
Expected increase (decrease) in management fee cash flows	Year 2 - (8.8%) (Decrease due to repayment of senior debt) Year 3 - 2.8% Year 4 - 2.9% Year 5 - 1.9% Year 6 - 2.8% Year 7 - 1.5%	Year 2 - (8.8%) (Decrease due to repayment of senior debt) Year 3 - 2.8% Year 4 - 2.9% Year 5 - 1.9% Year 6 - 2.8% Year 7 - 1.5%
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

Shingle Springs Tribe

	October 2, 2005	January 2, 2005

No. of class III slot machines	349	349
No. of class II slot machines	1,651	1,651
No. of table games	100	100
No. of poker tables	20	20
Win/class III slot machine/day — 1st year	$350	$350
Win/class II slot machine/day —1st year	$250	$250
Win/table game/day — 1st year	$1,275	$1,275
Win/poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 - (8.9%) (Decrease due to repayment of senior debt) Year 3 - 3.6% Year 4 - 3% Year 5 - 5.1% Year 6 - (17%) (Management fees were reduced in years six and seven) Year 7 - 10.8%	Year 2 - (8.9%) (Decrease due to repayment of senior debt) Year 3 - 3.6% Year 4 - 3% Year 5 - 5.1% Year 6 - (17%) (Management fees were reduced in years six and seven) Year 7 - 10.8%
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
      As of October 2, 2005 and January 2, 2005, no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.

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

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of fiscal year 2003 and 2004 and as of October 2, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	No — The Pokagon Band and Lakes continued to provide support for the case and in January 2003 the federal judge dismissed all issues except for the final issue and requested additional information from the BIA.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005. Subsequently in March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. An agreement has been reached between the Department of Justice and TOMAC to not take the land into trust during the appeal process in exchange for TOMAC agreeing to a “fast track” hearing process. The appeal hearing date was held on December 8, 2005 and a decision is pending.
Usable county agreement, if applicable	Yes	Yes	Yes

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.
Resolution of all litigation and legal obstacles	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.	No, pending litigation regarding land in trust — see below.
Financing for construction	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of fiscal year 2003 and 2004 and as of October 2, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Financing for construction	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing.	No, however the Tribe has engaged investment banks to assist with obtaining financing
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal year 2003 and 2004 and as of October 2, 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of preparing an EIS, as described below and completing the land in trust application.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.
Usable county agreement, ifapplicable	N/A	N/A	N/A

Critical Milestone	December 28, 2003	January 2, 2005	October 2, 2005

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted for approval by the NIGC in 2000 and approval is not expected to occur until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.
Resolution of all litigation and legal obstacles	N/A there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.
Any other significant project milestones or contingencies, the outcome of which could have a material affecton the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of October 2, 2005:

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Tribe currently holds land in trust where the new casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.
Usable land placed in trust by Federal government	Yes, the Tribe currently holds land in trust where the Chilocco Casino will be built.	Yes, the Tribe is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The lease will need to be approved by the BIA.	Yes, the Trading Post is currently open.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on March 22, 2005.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.
Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.	None needed.

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes	The acquisition of other tribal land needs to be approved by the BIA.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the three Pawnee Nation Projects will result in economic benefit to Lakes sufficient to recover Lakes investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Pawnee Trading Post is currently open and operating and the refurbishments were completed in the fourth quarter of fiscal 2005. The Pawnee Travel Plaza is currently open and expansion could be completed to include gaming as early as mid 2006. The Pawnee new casino project could open as early as mid 2007.

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

Lakes’ Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of October 2, 2005:

	Development Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

	Development Project	Cimarron Casino

Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on April 22, 2005.
Resolution of all litigation and legal obstacles	Yes, the acquisition of other tribal land needs to be approved by the BIA.	No
Financing for construction	No, preliminary discussions with lending institutions has occurred.	None needed as this is an open casino.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Kickapoo Tribe
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract during the three months ended October 2, 2005. In addition during the three months ended October 2, 2005, the Company recorded an unrealized loss on notes receivable of $4.1 million related to the Kickapoo project. Included in the $4.1 million are unrealized losses of approximately $3.8 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.3 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. During the nine months ended October 2, 2005, the Company recognized unrealized losses on notes receivable of approximately $5.9 million. Included in the $5.9 million are unrealized losses of approximately $5.0 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $0.9 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. As of October 2, 2005, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes intends to negotiate with the Kickapoo Tribe to reach an agreement to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, possible sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

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
      Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company has established a valuation allowance against all non-capital deferred income tax assets as of October 2, 2005 and January 2, 2005. The Company has established deferred tax assets related to unrealized investment losses and related carryovers as of October 2, 2005 and January 2, 2005. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $82.6 million as of December 9, 2005 based upon the closing stock price as reported by Nasdaq on December 9, 2005 of $6.62. Lakes’ basis in the WPTE common stock is minimal.

Common stock subject to repurchase
      WPTE violated certain securities laws in connection with its initial public offering by sending out written email communications to individuals that did not contain all of the information required to be in a prospectus and were not preceded or accompanied by a prospectus meeting the requirements for a prospectus. These violations could require WPTE to repurchase shares sold in the offering to direct recipients of the email communications for a period of up to one year at the offering price plus interest. WPTE sold 75,200 shares in the offering that were subject to such repurchase rights, and these shares were classified as common stock subject to repurchase as of January 2, 2005. As of August 9, 2005, the one-year anniversary of WPTE’s initial public offering, WPTE’s repurchase obligation with respect to such shares expired, and these shares were reclassified as equity in the third quarter of fiscal 2005.

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
      These risks and uncertainties include, but are not limited to the relisting of Lakes’ common stock on The Nasdaq Stock Market; need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPTE shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. Because Lakes’ consolidated results of operations include the results of WPTE operations, Lakes is also subject to risks and uncertainties relating to WPTE that may have a material effect on the Company’s consolidated results of operations or the market value of the WPTE shares held by the Company, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the uncertainty of the regulatory environment for online gaming, which may affect WPTE’s ability to pursue its online gaming business fully or cause WPTE’s activities to be found to be in violation of applicable United States or foreign regulations; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For further information regarding the risks and uncertainties, see the “Business — Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended January 2, 2005.
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

      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 2, 2005, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
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
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of October 2, 2005, Lakes had $77.8 million of notes receivable, at fair value with a floating interest rate (principal amount of $100.4 million, excluding advances to the Kickapoo Tribe). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $8.4 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.0 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.0 million in interest income over the same twelve-month period.

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
      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended October 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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