Form 10-K
period 2006-01-01
LAKES ENTERTAINMENT INC
filed 2006-03-08
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2006

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
Securities registered pursuant to Section 12(b) of the Act:
None.
Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	None
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      As of February 27, 2006, 22,349,909 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ National Market on July 1, 2005 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $249.5 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors. All share and per share data for periods prior to May 3, 2004 have been retroactively restated to give effect to a two-for-one stock split (the “Stock Split”) in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
      These risks and uncertainties include, but are not limited to, the re-listing of Lakes’ common stock on The Nasdaq Stock Market; need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (Nasdaq: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on the Company’s consolidated results of operations or the market value of the WPTE shares held by the Company, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review the Company’s filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.
PART I

ITEM 1.	BUSINESS
Business Overview
      Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other business activities, including development of a Company owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of January 1, 2006, Lakes owned approximately 62% of WPTE, a separate publicly held media and entertainment company principally engaged in the creation of branded entertainment and consumer products driven by the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.

Indian Casino Business
      Lakes’ primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities. Lakes currently has development and management agreements with five separate tribes that include one new casino development project in Michigan, two new casino development projects in California, and three new casino development projects and two existing casino operations in Oklahoma. Lakes, through various subsidiaries, has entered into the following contracts for the development and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort to be built on land placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near State Highway 94. The casino location will be near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”).

•	Lakes has contracts to develop and manage a casino to be built on the Rancheria of the Jamul Indian Village (“Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing a new casino and the Pawnee Nation’s existing Trading Post casino operation and the proposed casino operation at the Travel Plaza.

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing a new casino and the Iowa Tribe’s existing Cimarron casino.

•	Lakes has also explored, and is continuing to explore, numerous other development projects with Indian tribes.
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
      Non-Indian Casinos. Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes. Lakes has received various regulatory approvals to develop a Company-owned casino near Vicksburg, Mississippi. Lakes does not expect to have access to the capital necessary to make this a viable project for the Company until such time that one of its other casino projects is open and therefore, this is now planned to be a 2007 project.

WPT Enterprises, Inc.
      WPTE is a company engaged in the creation of branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE developed and owns the World Poker Tour®, a television show based on a series of high-stakes poker tournaments that airs on the Travel Channel in the United States and in more than 140 territories globally. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware.

The “World Poker Tour” Tournaments, Television Series and Brand
      The World Poker Tour, or the WPT, is a sports league of affiliated poker tournaments open to the public. There are currently 17 regular WPT tournaments or tour stops on the circuit which are all hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winner of each of that season’s previous WPT tournaments. The World Poker Tour tournament tour stops have attracted well-known and established professional and amateur poker players on the poker circuit. WPTE also makes tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into WPTE’s main events. At WPTE’s tour stops, WPTE films the final table of participants competing for some of the poker world’s largest tournament prize pools. WPTE then edits the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, WPTE films and produces special episodes based on a variety of non-traditional poker tournaments, which WPTE also distributes for telecast along with the episodes based on the WPT regular tour stops.
      The World Poker Tour brand has gained recognition through the telecast of the World Poker Tour television series, which is exhibited on the Travel Channel and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, WPTE’s television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measure the number of television households viewing the series’ episodes. The following table describes the timing of Seasons One through Four of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and	Initial Telecast of
Tour Season	Season	specials)	Delivery of Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006 (expected)	October 2005 — June 2006
      WPTE believes it has strengthened the World Poker Tour brand through WPTE’s relationships with numerous prestigious casinos, many of which have long-established poker tournaments, WPTE’s ability to attract well-known, established professional poker players to WPTE’s tournaments, and WPTE’s ability to build excitement and identification among a core audience of amateur poker players by giving a broad range of amateurs the ability to compete for seats at WPTE’s tournaments.

WPTE’s Business Segments
      WPTE operates through four business units, WPT Studios, WPT Consumer Products, WPT Corporate Alliances and WPT Online Gaming, described in greater detail below:

WPT Studios generates revenue through the domestic and international licensing of telecast rights, as well as host fees from casinos and cardrooms that host the televised World Poker Tour events. The majority of WPTE’s historical revenue has resulted from WPT Studios, which has represented approximately 76% of WPTE’s total revenues.

WPT Consumer Products generates revenue through the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products and through WPTE’s direct sale of company-produced merchandise featuring WPTE’s World Poker Tour brand.

WPT Corporate Alliances generates revenue through sales of corporate sponsorships that include elements of on-air visibility, online visibility, corporate live event sponsorship, promotional sponsorships and corporate hospitality events.

WPT Online Gaming generates revenue through WPTE’s agreement with WagerWorks, Inc., or WagerWorks, a subsidiary of International Game Technology, pursuant to which WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions.
      Development and Marketing of Table Games. A division of Lakes buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. The Company is continuing to test and market a number of games including World Poker Tour “All In Hold’Em,” “Rainbow Poker,” “Pyramid Poker” and “Bonus Craps.” The World Poker Tour “All In Hold’Em” game is currently operating in several casinos across the United States. The Company’s revenues from this division are currently not significant.
      Real Estate Holdings. Lakes has parcels of land in California related to its Indian casino projects with the Jamul Tribe and Shingle Springs Tribe.
History
      Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc, which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. during 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buyout of the contract effective in 2000.
Indian Casino Business
      Development and Management of Shingle Springs Casino. Plans for the Shingle Springs Casino include an approximately 1,100,000 square-foot facility (including approximately 85,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 30 miles east of downtown Sacramento, on U.S. Highway 50 on the Shingle Springs Rancheria site. The Shingle Springs Casino is currently planned to feature approximately 2,000 slot machines and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.
      In 2000, California voters approved an amendment to the State Constitution, which allows for Nevada-style gaming on Indian land and ratifies the agreement between the State and the Indian tribes (Tribal Compact). Lakes acquired its initial interest in the development agreement and management contract for the Shingle Springs Casino from Kean Argovitz Resorts in 1999 and formed a joint venture, in which the contracts were held, between Lakes and Kean Argovitz Resorts — Shingle Springs, LLC (“KAR — Shingle Springs”). On January 30, 2003, Lakes purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the individual owners of KAR — Shingle Springs (see “Agreements With Owners of KAR Entities” below). During July 2004, the National Indian Gaming Commission (“NIGC”) notified Lakes that it approved the Development and Management Contract between the Shingle Springs Tribe and Lakes, allowing Lakes to manage a Class II and Class III casino.
      The development agreement provides for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract. The principal balance of the transition loan to the Shingle Springs Tribe as of January 1, 2006 is $37.9 million.
      The agreement also provides for Lakes to arrange for financing or, in its discretion, loan to the Shingle Springs Tribe in the form of a facility loan for the costs of construction and initial costs of operation up to a maximum of $300 million. In addition, Lakes will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for its management services, Lakes will receive a management fee between 21% and 30% of net income of the operations annually for the first five years, with a declining percentage in years six and seven, as defined by the management contract. Lakes’ management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and the minimum guaranteed payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Shingle Springs Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buyout the management contract after four years from the opening date. The buyout amount is based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes become payable. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed.
      Development of the casino resort will begin as soon as the pending litigation, as discussed in Item 3 — “Legal Proceedings” and below is resolved and third party financing is obtained. The Shingle Springs Tribe received regulatory approval of new interchange construction for access to the tribal land of the Shingle Springs Tribe. El Dorado County (the county in which the reservation is located) and another local group commenced litigation in federal and state courts against the California regulatory agencies, attempting to block the approval of the interchange. The federal lawsuit filed by the County challenged the validity of the Environmental Assessment prepared under the National Environmental Protection Act by the NIGC, as required for the approval of the management contract and as required by the Bureau of Indian Affairs for construction of the road which would allow access to the Shingle Springs Rancheria and site of the proposed casino project. The federal lawsuit also challenged the validity of the Shingle Springs Tribe and the qualification of the Shingle Springs Rancheria as Indian lands which would allow gaming. In January 2005, the United States District Court for the Eastern District of California issued a favorable ruling on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. El Dorado County and the local opposition group are appealing the federal favorable ruling related to the project. Lakes expects the courts’ rulings to be upheld based on consultation with third-party advisors and their interpretation of the law. A separate California State court case regarding the project is pending. See Item 3 — “Legal Proceedings.”
      Development and Management of Pokagon Casino. The Pokagon Casino is planned to be developed on approximately 675 acres of land owned by the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility will feature approximately 3,000 slot machines and approximately 100 table games as well as multiple restaurants and bars, a parking garage and other facilities. In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino.

      The development agreement provides for Lakes to advance up to approximately $73.0 million for the purchase of land and for the initial development phase of the project. The development agreement for the Pokagon project also provides that to the extent the Pokagon Band is unable to raise additional funding from third parties at an interest rate not to exceed 13%, Lakes will be required to provide additional financing of up to approximately $54.0 million. Based on extensive discussions with prospective lenders, it appears that third-party financing will be available for this project; however, there can be no assurance that third-party financing will be available at the time the project begins construction. Lakes is not required to fund these amounts. If, however, Lakes discontinues the funding prior to fulfilling the obligation, Lakes will forfeit its rights under the management contract.
      As of January 1, 2006 the principal balance of the loan to the Pokagon Band is $46.4 million. The management contract is subject to the approval of the NIGC and is for a term of five years from the opening of the casino and may be for seven years under certain circumstances. Lakes will receive 24% of net income up to a certain threshold and 19% on net income over that threshold, as a management fee. Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon Casino and is subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Pokagon Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the management contract after two years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. If the Pokagon Band elects to buy out the contract, all outstanding amounts owed to Lakes become payable.
      Various regulatory approvals are needed prior to commencement of development activities. The United States Department of the Interior issued a Finding of No Significant Impact (“FONSI”) in 2001 and filed a legal notice of its intent to place into trust 675 acres near New Buffalo, Michigan, on behalf of the Pokagon Band. Under federal law, a 30-day waiting period was required for public comments to be made before the land in trust process could be finalized.
      During the 30-day waiting period, a lawsuit was filed in 2001 against the federal government in the District Court of Columbia by a Michigan-based group called “Taxpayers of Michigan Against Casinos” (“TOMAC”) to stop the U.S. Department of Interior from placing into trust the land for the casino site. In 2002, the judge eliminated several of TOMAC’s assertions, and in 2003, dismissed all remaining issues except for one. In March 2005, the federal judge dismissed the last remaining issue filed by TOMAC making it possible for the land to be taken into trust for the gaming project. During the required 60-day waiting period, TOMAC filed for an appeal, which was held on December 8, 2005. On January 6, 2006, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project. Casino construction is not planned to start until the development agreement and management contract are approved by the Chairman of the NIGC and third party financing is obtained, which could occur as early as mid 2006.
      Development and Management of Jamul Casino. Lakes has a contract to develop and manage a casino resort facility with the Jamul Tribe on land owned by the Jamul Tribe near San Diego, California. Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See “Agreements With Owners of KAR Entities” below.

      The development agreement provides for Lakes to make certain pre-construction advances to the Jamul Tribe up to $30 million. Lakes is not required to fund these amounts. If, however, Lakes discontinues the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract. The principal balance of the loan to the Jamul Tribe is $16.9 million as of January 1, 2006. Lakes will receive a management fee between 18% and 30% of the net income of the operations annually for seven years, subject to regulatory approval of the management contract. Generally, the order of priority of payments from the Jamul Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Jamul Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Jamul Tribe. The Jamul Tribe may terminate the management contract after five years from the opening date of the casino if any of certain required elements of the project have not been developed.
      In 2000, California voters approved an amendment to the State Constitution, which allows for Nevada-style gaming on Indian land and ratifies the Tribal Compact. Development of the casino resort to be located on State Highway 94, approximately 20 miles east of downtown San Diego, will begin once various regulatory approvals are received. Plans for the casino include approximately, 2,000 slot machines and approximately 85 table games along with various restaurants and related amenities. The Jamul Tribe has an approximate six-acre reservation on which the casino will be built. The reservation is located near San Diego, California. Lakes has also acquired 101 acres of land contiguous to the six-acres of Rancheria land of which 82 acres could be used for the casino support facilities if the land is taken into trust. The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate six-acre project will be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project was changed significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Total square footage, nature or cost of the project are not expected to change significantly as it will be primarily the same project being built on a smaller footprint.
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
      Consulting Agreement and Management Contract with the Kickapoo Tribe. As of November 10, 2005, Lakes and the Kickapoo Tribe terminated their business relationship. The relationship between Lakes and the Kickapoo Tribe had begun to deteriorate during the third quarter of fiscal 2005 and ended with a decision to terminate the business relationship due to different ideas on how to proceed with the project. Lakes was assisting the Kickapoo Tribe with improving the performance of the Kickapoo Tribe’s gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas (located approximately 140 miles southwest of San Antonio) under the terms of a gaming operations consulting agreement. Lakes and the Kickapoo Tribe entered into the gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in March 2005, effective as of January 19, 2005. Lakes also committed to provide advances to the Kickapoo Tribe of up to $2.0 million for business improvement purposes. As of January  1, 2006, Lakes had advanced approximately $2.3 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $3.9 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes is working with the Kickapoo Tribe to resolve all of the financial terms of the contracts, including repayment of the advances and payment of the unpaid invoices, and to formally terminate the gaming operations consulting agreement, management contract and related ancillary agreements relating to the project. The Company has been in discussions with the Kickapoo Tribe but no agreement has been reached.
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
      The Pawnee Nation currently operates a “Travel Plaza” at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. The Pawnee Nation intends to expand the Travel Plaza to include gaming and has engaged Lakes to assist with this project. When expanded, the planned project will open with approximately 200 gaming devices and a full service restaurant and bar.
      As compensation for the performance of its obligations under the management contract for each of these two locations, Lakes is entitled to receive a fee of 30% of net income of the respective casino (as defined in the contract) for a period of five to seven years, depending on the scope of the facilities, less any amounts earned by any Company affiliate for consulting on these two projects. The management contracts are subject to approval of the NIGC and certain other conditions.
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
      Prior to the approval of the Pawnee Management Contracts by the NIGC, Lakes will provide services under the Pawnee Development and Consulting Agreements to each of the three Pawnee casino projects. Under these agreements Lakes plans to provide advances to the Pawnee Nation, if needed, from time to time to each particular project for preliminary development costs as agreed to by Lakes and the Pawnee Nation. Any advances made will accrue interest at prime plus two percent and be repayable in 24 equal monthly installments beginning on the 25th day following the opening date for the project if the loan has not previously been repaid through the project permanent financing. The Pawnee Development Consulting Agreements are for 12 years from the effective date of the agreements or until the project development fees and the project preliminary development loans have been fully paid, whichever date is later, subject to early termination. In addition to interest earned on the project preliminary development loan, Lakes will receive a development fixed fee equal to three percent of project costs at each location and a monthly consulting flat fee for each of the three projects of $5,000 for the Trading Post location, $25,000 for the Travel Plaza location and $250,000 for the new casino per month for 10 years. The above development fixed fees shall be paid on the opening date of each of the projects. No monthly consulting fixed fee is earned or paid prior to the opening date of the project. After the opening date of the project the monthly consulting fixed fee shall be due and paid commencing on the 25th day of the following calendar month and each successive month.

      The Pawnee Development and Consulting Agreements and Pawnee Management Contracts are subject to NIGC review and include provisions for an early buyout of the Pawnee Development and Consulting Agreements and the Pawnee Management Contracts by the Pawnee Nation.
      Arrangement with Consultant. The Company has executed an agreement stipulating that Kevin Kean will be compensated for consulting services (relating to the Pawnee Nation) rendered to the Company. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of the Company’s fee compensation earned under the Pawnee Development and Consulting Agreements and Pawnee Management Contracts with the Pawnee Nation (i.e., six percent of the incremental total net income or 20% of the Company’s 30% share). This agreement provides that payments will be due to Mr. Kean when the Company is paid by the Pawnee Nation.
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
      The Iowa Management Contract for the Development Project is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, the Company will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract, less any amounts earned by any Company affiliate for consulting on the Development Project. The Iowa Management Contract term is seven years from the first day that the Company is able to commence management of the Development Project’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Development Project has been in continuous operation for five years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes become payable if not already paid. Subject to certain conditions, the Company agrees to make advances for the Development Project’s working capital requirements, if needed, during the first six months after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Development Project bearing interest at two percent over the prime rate. The Company also agrees to fund any shortfall in certain minimum monthly Development Project payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

      Cimarron Casino. The Company has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Many of the material provisions of these two agreements are similar to those for the Development Project, except that: (i) the Cimarron Consulting Agreement is primarily for services related to the existing operations (with the possibility of further development); (ii) the Company was obligated to provide up to a $1 million business improvement loan rather than a preliminary development loan (this loan was repaid in December 2005 with proceeds from the permanent financing); (iii) the fee under the Cimarron Consulting Agreement will consist entirely of a limited flat monthly fee of $50,000; and (iv) the annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any Company affiliate for consulting services under the Cimarron Consulting Agreement).
      Arrangement with Consultant. The Company has executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Iowa Tribe) rendered to the Company. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of the Company’s fee compensation that is received under the Iowa Consulting Agreement, Cimarron Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of the Company’s 30% share). This agreement provides that payments will be due to Mr. Kean when the Company is paid by the Iowa Tribe.
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
      On January 30, 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, as individuals, the two owners of the KAR Entities.
      Under the agreement with Mr. Kean with respect to the KAR Entities, Mr. Kean may elect to serve as a consultant to Lakes during the term of each casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations and 15% of the management fees received by Lakes from the Shingle Springs Casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the Jamul and Shingle Springs Casino projects during the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase his respective original equity interests in the Lakes’ Subsidiaries and he will be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the management contract with the Jamul Casino and a 15% equity interest in the Lakes’ entity that holds the rights to the management contract with the Shingle Springs Casino. Upon obtaining this interest, Mr. Argovitz will become obligated to repay 50% of the 1999 Notes. If he is not found suitable or does not elect to purchase equity interests in the Lakes Jamul or Shingle Springs subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the Jamul and Shingle Springs Casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      Additionally, Mr. Kean owes Lakes $1.8 million, which resulted from Lakes’ guaranty of a second mortgage on Mr. Kean’s personal residential property. This guaranty was originally an obligation of Grand Casinos (Lakes’ predecessor) that was assumed by Lakes in connection with its December 31, 1998 spin-off from Grand Casinos. In connection with the guaranty, Lakes took a subordinated security position in the residential property. Additionally, in October 1999, Lakes entered into an Agreement for Indemnification with Mr. Kean wherein Lakes acknowledged that it guaranteed the loan between Mr. Kean and the bank. Pursuant to the guarantee agreement, if Lakes performed under the guarantee, Lakes would be entitled to receive and retain all monies otherwise payable to Mr. Kean with respect to his interest in the KAR — Jamul and KAR — Shingle Springs projects until Lakes has been reimbursed for all monies it might pay to the bank in repayment of or to purchase the Kean loan. In 2001, Mr. Kean defaulted on his payment obligations under the mortgage, Lakes paid off the mortgage pursuant to its guaranty obligations, and Lakes succeeded to the bank’s second mortgage position and to the bank’s security interest in Kean’s shares of common stock in another company (the value associated with the shares of common stock is currently minimal). Lakes subsequently foreclosed on the property and effected a sheriff’s sale, which netted enough proceeds to pay the first mortgage on the house and apply some proceeds toward Mr. Kean’s obligation to Lakes under the second mortgage. As a result of these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million and Lakes recorded a note receivable in that amount in 2001. The note receivable is carried on the consolidated balance sheet and included in other long-term assets. Lakes has executed a Loan and Security Agreement with Mr. Kean and his obligation is secured by his interest in the Jamul and Shingle Springs Casino projects or any other source of income due Mr. Kean by a Lakes entity. Based on our evaluation that it is probable that each of these projects will be successfully completed and given our history and relationship with Mr. Kean and his involvement in those and other projects, we believe the note will be repaid.
      Lakes has loaned Mr. Kean amounts in 2004 and 2005, which are secured by the future operations of certain casino projects. The outstanding amount of this loan was $1.0 million and $0.2 million at January 1, 2006 and January 2, 2005, respectively. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes from these advances. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.
      In addition, Lakes has an outstanding note receivable with a balance due of $0.1 million and $0.25 million at January 1, 2006, and January 2, 2005, respectively, from Mr. Kean.
Company-owned Casino Business
      As part of the Company’s business strategy, Lakes also seeks opportunities to develop and operate Company-owned casinos where applicable laws permit.
      In February 2005, Lakes announced that its request for gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi had been granted by the Mississippi Gaming Commission. The site, on the Mississippi River, contains approximately 160 acres located on Magnolia Road in Vicksburg, Warren County, Mississippi. Lakes holds land purchase options for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for an approximately $225 million gaming project, to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a Kid’s Quest child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. Lakes continues to work with all applicable parties to obtain the necessary permits and obtain the various land parcels on which to build the casino. Lakes does not expect to have access to the capital necessary to make this a viable project for the Company until such time that one of its other casino projects is open and therefore, this is now planned to be a 2007 project.
Table Games
      Lakes has a division that buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. The Company is continuing to test and market a number of new games, including World Poker Tour’s “All In Hold’Em,” “Rainbow Poker,” “Pyramid Poker,” and “Bonus Craps.” The World Poker Tour’s “All In Hold’Em” game is currently operating in several casinos across the United States. The Company’s revenues from this division are currently not significant.
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
      In California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is very well-developed and continues to flourish. California has by far the largest Indian gaming industry of any state, generating an estimated $5.3 billion in gaming revenues in 2004, which represents approximately one-fourth of all Indian gaming revenue in the United States. There were 56 Indian licensed gaming facilities in California in 2004, with a total of approximately 58,000 slot machines and approximately 1,800 table games.
      Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Pokagon Casino will compete primarily with the riverboats that operate in northern Indiana. There were five riverboats in northern Indiana in 2005 generating over $1.3 billion in gaming revenue with a total of 8,596 slot machines and 283 table games.
      In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.
      According to the NIGC tribal data reports, from the end of 2003 through 2004, the number of Indian gaming operations has increased by 37, or 11.2%, to 367 operations nationwide. During this same period, tribal gaming revenues increased $6.6 billion, or 51%, to $19.4 billion in the United States. The NIGC reports gaming revenues on a regional basis and Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 185%. This was followed by Region II, which contains California and Northern Nevada, which increased 100% to $5.8 billion in 2004 and is now the highest grossing region. The Region II increases are due largely to the emergence of casinos in California.
      In the market for televised poker tournaments, WPTE competes with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s that airs on ESPN, “Celebrity Poker Showdown,” which airs on Bravo and showcases celebrities playing poker, and “Late Night Poker,” a U.K. based program that airs on Fox. Fox also telecasts “Poker Superstars,” a series of events featuring well-known professional poker players. Additional poker-related programs include the Full Tilt Poker.net Global Challenge on Fox, Poker Royale and High Stakes Poker on the Game Show Network and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s Entertainment, Inc. throughout the U.S. All circuit championship events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than WPTE. The World Poker Tour series differentiates its programming schedule from competing shows by airing the

World Poker Tour series in prime time television during the same timeslot each week. WPTE believes that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the World Poker Tour series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.
Regulation

Gaming Regulation
      The ownership, management, and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (the “Regulatory Authorities”). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally pertain to the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain basic provisions that are currently applicable to Lakes in its management, development and financing activities are described below.
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
      In addition, the NIGC will not approve a management contract if the management company or any of its agents have attempted to unduly influence any decision or process of tribal government relating to gaming, or if the management company has materially breached the terms of the management contract or the tribe’s gaming ordinance, or a trustee exercising due diligence would not approve such management contract.
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
      Because Indian tribes are currently unable to compel states to negotiate tribal-state compacts, Lakes may not be able to develop and manage casinos in states that refuse to enter into or renew tribal-state compacts.

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
      Title 25, Section 81 of the United States Code states that “no agreement shall be made by any person with any tribe of Indians, or individual Indians not citizens of the United States, for the payment or delivery of any money or other thing of value in consideration of services for said Indians relative to their lands unless such contract or agreement be executed and approved” by the Secretary or his or her designee. An agreement or contract for services relative to Indian lands that fails to conform with the requirements of Section 81 will be void and unenforceable. Any money or other thing of value paid to any person by any Indian or tribe for or on his or their behalf, on account of such services, in excess of any amount approved by the Secretary or his or her authorized representative will be subject to forfeiture.
      The Indian Trader Licensing Act, Title 25, Section 261-64 of the United States Code (“ITLA”) states that “any person other than an Indian of the full blood who shall attempt to reside in the Indian country, or on any Indian reservation, as a trader, or to introduce goods, or to trade therein, without such license, shall forfeit all merchandise offered for sale to the Indians or found in his possession, and shall moreover be liable to a penalty of $500...” No such licenses have been issued to Lakes to date. The applicability of the ITLA to Indian gaming management contracts is unclear. Lakes believes that the ITLA is not applicable to its management contracts, under which Lakes provides services rather than goods to Indian tribes. Lakes further believes that the ITLA has been superseded by the IGRA.
      Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations. Courts strictly construe such waivers. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements, however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by the IGRA.

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
Intellectual Property

Trademarks
      Lakes has several pending applications for registration of marks used in connection with casino table games, but intends to pursue registration under only two applications for the mark FOUR THE MONEYtm, filed on September 10, 2004 and November 18, 2004. On August 1, 2005, Lakes filed an application for registration of the service mark CARLOS SOPRANO’Stm to be used in connection with restaurant and related entertainment services.

Patents
      Lakes owns or has exclusive rights to several United States patents and patent applications for various casino games sold by the Company. The issued patents expire at various times over the next 10 to 20 years.

Licenses
      Lakes has an exclusive worldwide, royalty-bearing license to all patent, copyright and other intellectual property rights related to a casino table game developed by Sklansky Games, LLC, subject to certain marketing restrictions. This license also includes the right to use the trademark ALL-IN HOLD’EM POKERtm.
      Lakes also has an exclusive worldwide, royalty-bearing license to use the name “World Poker Tour”, a tutorial video and the trademark WORLD POKER TOUR and Design in connection with any casino table game or video-enhanced table game used in any legal commercial gaming establishment.
      Both licenses will remain in effect as long as Lakes pays minimum annual performance royalty payments, as defined in the license agreements.
      In March 2005, Lakes entered into a development and license agreement, with an independent third party for the development of an “Automated System For Playing Live Casino Table Games.” Under the terms of the agreement Lakes provided funding of $0.5 million in fiscal 2005 for the development of the game. Acceptance testing and regulatory approval will be obtained upon completion of the designated product expected to occur in mid 2006.

Real Estate Holdings
      Lakes has parcels of land in California related to its Indian casino projects with the Jamul Tribe and Shingle Springs Tribe.

Employees
      At January 26, 2006, Lakes had approximately 40 full-time employees. WPTE had approximately 83 full-time employees. Lakes believes its relations with employees are satisfactory.
      The Company has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos. The Lakes’ team has individual specialists on staff mirroring each of the functional areas found in a casino project, including the following:

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

Website and Available Information
      Our website is located at www.lakesentertainment.com. Information on the website does not constitute part of this Annual Report on Form 10-K.
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
      On December 22, 2005, we applied for re-listing of our common stock with the Nasdaq Stock Market Listing Qualifications Department as we are now current with the Nasdaq Marketplace Rule No. 4310(c)(14). There can be no assurance that the Nasdaq Staff will grant our request for re-listing.

The completion of our planned Indian and non-Indian casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control.
      Although we have experience developing and managing casinos owned by Indian tribes and located on Indian land, neither we nor any of these individuals has developed or managed a casino in the States of California, Michigan, or Oklahoma. The opening of each of our proposed facilities will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.
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
      Since the expiration of our management contract for Grand Casino Coushatta (the last remaining Indian-owned casino managed by us) on January 16, 2002, we have generated minimal revenue from our casino management activities. We have had minimal current casino management-related operating revenue with which to offset the investment costs associated with our current or future casino development projects, delays in the completion of our current development projects, or the failure of such projects to be completed at all, may cause our operating results to fluctuate significantly and may adversely affect our profitability. In addition, once developed, no assurances can be given that we will be able to manage these casinos on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently. With each project we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than we originally planned in order to complete development, increasing the risk to us in the event of a default by the casino. In addition, because our future growth in revenues and our ability to generate profits will depend to a large extent on our ability to increase the number of our managed casinos or develop new business opportunities, the delays in the completion or the non-completion of our current development projects may adversely affect our ability to realize future growth in revenues and future profits.

The termination of our management contracts and consulting agreements with Indian tribes may have a material adverse effect on our results of operations and financial condition.
      The terms of our current management contracts and consulting agreements provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by an Indian tribe of its buyout option. Without the realization of new business opportunities or new management contracts or consulting agreements, management contract or consulting agreement terminations could have a material adverse effect on our results of operations and financial condition.

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
      We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Many of our competitors have more personnel and may have greater financial and other resources than us. Such competition in the gaming industry could adversely affect our ability to attract customers which would adversely affect our operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our planned managed casinos to competitors in such jurisdictions.

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
      We have made, and may make, substantial loans to Indian tribes for the construction, development, equipment and operations of casinos to be managed by us. Our only recourse for collection of indebtedness from an Indian tribe or money damages for breach or wrongful termination of a management contract is from revenues, if any, from casino operations. We have subordinated, and may in the future subordinate, the repayment of loans made to an Indian tribe and other distributions due from an Indian tribe (including management fees) in favor of other obligations of the Indian tribe to other parties related to the casino operations. Accordingly, in the event of a default by an Indian tribe under such obligations, our loans and other claims against the Indian tribe will not be repaid until such default has been cured or the Indian tribe’s senior casino-related creditors have been repaid in full.

A deterioration of our relationship with an Indian tribe could cause delays in the completion of a casino development project with that Indian tribe or even force us to abandon a casino development project altogether and prevent or significantly impede recovery of our investment therein.
      Good personal and professional relationships with Indian tribes and their officials are critical to our proposed and future Indian-related gaming operations and activities, including our ability to obtain, develop and effectuate management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project’s completion altogether, which may have an adverse effect on the results of our operations.

If funds from our operations are insufficient to support our cash requirements and we are unable to obtain additional financing in order to satisfy these requirements we may be forced to delay, scale back or eliminate some of our expansion and development goals, or cease our operations entirely.
      We will require additional capital through either public or private financings to meet operating expenses during 2006 and we are currently considering various financing alternatives. On February 15, 2006 we closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to the satisfaction of certain conditions. See Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
      Even with this financing facility in place, as previously announced, we will continue to explore additional financing alternatives to fund our future operational and development needs, including financing to meet our obligations related to our casino projects as soon as regulatory approvals are received and construction can begin. Such financings may not be available when needed on terms acceptable to us or at all. Moreover, any additional equity or debt financings may be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals, or might require us to cease our operations entirely. Our financial condition and resources are discussed in greater detail in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.
      In addition, the construction of our Indian casino projects may depend on the ability of the Indian tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects. In order to assist the Indian tribes, we may be required to guarantee the Indian tribes’ debt financing or otherwise provide support for the Indian tribes’ obligations. Any guarantees by us or similar off-balance sheet liabilities, if any, will increase our potential exposure in the event of a default by any of these Indian tribes.
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
      We record assets related to Indian casino projects on our consolidated balance sheet as long-term assets related to Indian casino projects. The majority of our long-term assets related to Indian casino projects are in the form of loans to the Indian tribes pursuant to our financing agreements with varying degrees of collection risk, and with repayment often dependent on the operating performance of each gaming property. These loans are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At January 1, 2006, we had $152.8 million in long-term assets related to Indian casino projects, of which $87.1 million was in the form of notes receivable, which are recorded at fair value on the consolidated balance sheet. The notes receivable represented approximately 38% of our total assets. See Note 4 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The loans are made to Indian tribes for pre-construction financing related to gaming properties being developed by us. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.
      Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of the management contract, land held for development and other costs incurred in connection with opening the casino of $46.1 million, $16.2 million and $3.4 million, respectively, at January 1, 2006. It is possible that one or more of our Indian casino projects will fail to open, which will render the majority of the assets related to the failed Indian casino project impaired. See our accounting policy within Note 1 of the Consolidated Financial Statements included in Item 8 of the Annual Report on Form 10-K.

During September 2005, legislation was proposed to amend the Gambling Devices Act of 1962 which could negatively affect projected management/consulting fees from the Shingle Springs and Jamul Casino projects.
      During September 2005, the Department of Justice proposed legislation that would amend the Gambling Devices Act of 1962 (commonly referred to as the Johnson Act). The proposal seeks to clarify the difference between Class II and Class III machines. It prohibits Indian tribes from operating games that resemble slot machines without a tribal-state compact. The legislation proposes to amend the Johnson Act in three significant ways. First, the definition of “gaming device” in Section 1171 of the Johnson Act would be amended to clarify how the element of chance can be provided in a gaming device. Second, Section 1172 of the Johnson Act would be amended to clarify that certain “qualifying” technologic aids could be transported and used in Indian country. Third, a new Section (d) would be added to Section 1175 of the Johnson Act to provide an express exception to allow technological devices to be used in Class II gaming.
      This is only proposed legislation, but if passed it could affect our planned casino operations for the Shingle Springs Tribe and the Jamul Tribe and distributable management fees to us. Class II machines are currently planned to be used at the Shingle Springs and Jamul Casinos. If the legislation were passed there is no assurance that substitute allowable Class II machines would result in the same projected operating results as the Class II machines currently planned to be used and in use by the above-mentioned projects. If this were to occur it could have a material adverse effect on our results of operations and financial conditions.

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
      As of January 1, 2006, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 62% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results include WPTE operations. In fiscal 2004, our consolidated revenues of $17.6 million, were derived entirely from the WPTE business, mainly from license fees for United States telecast of World Poker Tour television episodes. In fiscal 2005 the majority of our consolidated revenues of $18.2 million were derived from WPTE. WPTE has an agreement for a third season with the TRV, for broadcast of the World Poker Tour series on cable television which began airing in the fourth quarter of 2004 and continued airing in 2005. TRV exercised its option for Season Four in March 2005 and has options for three additional seasons. WPTE’s revenues were $18.1 million for fiscal 2005 from the delivery of 13 Season Three episodes and five Season Four episodes, international television licensing of the World Poker Tour’s Season One and Two and product licensing fees. However, we can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. The risks include, but are not limited to, WPTE’s short operating history, WPTE’s dependence on its agreements with TRV, continued public acceptance of the World Poker Tour programming and brand, protection of WPTE’s intellectual property rights, and WPTE’s ability to successfully expand into new and complementary business, including internet gaming.

We are dependent on the ongoing services of our Chairman and Chief Executive Officer, Lyle Berman, and the loss of his services could have a detrimental effect on the pursuit of our business objectives, profitability and the price of our common stock.
      Our success will depend largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. We are in the process of obtaining a $20 million key man life insurance policy on him.

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
      Our Articles of Incorporation authorize our Board of Directors to issue up to 200 million shares of capital stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. The Board of Directors may authorize additional classes or series of shares that may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could adversely affect the rights of holders of our common stock and reduce the value of our common stock. In connection with closing on a $50 million financing facility in February 2006, our Board of Directors authorized the creation of class of Series A Convertible Preferred Stock with contingent conversion rights and limited voting rights, and we issued an aggregate of 4,451,751 shares of such preferred stock to an affiliate of the lender. The Series A Convertible Preferred Stock and any other class of preferred stock that may be authorized by our Board of Directors for issuance in the future could make it more difficult for a third party to acquire us, even if a majority of our holders of common stock approved of such acquisition.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.
      The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of our common stock may be significantly affected by many factors, including:

•	obtaining all necessary regulatory approvals for our casino development projects;

•	litigation surrounding one or more of our casino developments;

•	changes in requirements or demands for our services or WPTE’s products;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings or (loss) per share estimates by market analysts or speculation in the press or analyst community; and

•	general market conditions or market conditions specific to particular industries.

We have issued numerous options and warrants to acquire our common stock that could have a dilutive effect on our common stock.
      As of January 1, 2006, we had options outstanding to acquire 5.3 million shares of our common stock, exercisable at prices ranging from $3.25 to $18.16 per share, with a weighted average exercise price of approximately $6.03 per share and warrants outstanding to acquire up to 2 million shares of common stock. The warrants were cancelled effective February 15, 2006. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.
      On February 15, 2006, we closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. As consideration for the financing, we issued to an affiliate of Prentice Capital warrants to purchase 1.25 million shares of common stock that can be immediately exercised at $7.50 per share. The warrants are subject to customary anti-dilution protections. An additional 1.25 million warrants to purchase common stock are exercisable at $7.50 per share as additional draws under the facility are made. Up to an additional 1.96 million warrants to purchase common stock can be exercised at $7.50 per share upon the occurrence of certain events relating to loan collateral. All warrants expire in February 2013.

The market price of our common stock may be reduced by future sales of our common stock in the public market.
      Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of January 1, 2006, these shares consist of approximately 8.0 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      None

ITEM 2.	PROPERTIES
Corporate Office Facility
      On January 2, 2002, as per the terms of an agreement with Grand Casinos, Lakes purchased the corporate office building for $6.4 million, which is included as part of property and equipment on the accompanying consolidated balance sheets as of January 1, 2006 and January 2, 2005. Lakes occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants.

ITEM 3.	LEGAL PROCEEDINGS
Slot Machine Litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have moved to seek the payment of their costs and attorneys’ fees. The motion has been fully briefed and is pending before the Trial Court. The plaintiffs have appealed from the judgment to the United States Court of Appeals for the Ninth Circuit, and the briefing of the appeal is scheduled to be completed by the end of March 2006.
      The Company has not recorded any liability for this matter, as currently an estimate of any possible loss cannot be made. Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.
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
      The Court issued its decision on the appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is now preparing to comply with the Court of Appeals order.
      The Company has not recorded any liability for this matter as management currently believes that the Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.
Grand Casinos, Inc. Litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Louisiana Department of Revenue Litigation Tax Matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest and legal fees of the State if Lakes is not successful in this matter. The Company has recorded a provision for its estimated settlement related to this examination including accrued interest, which is included as part of income taxes payable on the Company’s consolidated balance sheets.
WPTE litigation with TRV
      In late 2005 and early 2006, WPTE was involved in a dispute with the Travel Channel in connection with licensing the Professional Poker Tourtm, or the PPTtm for telecast. Under the WPT agreements between WPTE and the Travel Channel, the Travel Channel is afforded the right to negotiate with WPTE with respect to certain types of programming developed by WPTE during a sixty (60) day period. Pursuant to the WPT agreements, WPTE had submitted the PPT to the Travel Channel and began negotiations but failed to reach an agreement with the Travel Channel within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with the Travel Channel after its exclusive bargaining window had ended, WPTE ultimately received an offer from another network. WPTE submitted this offer to the Travel Channel pursuant to its contractual last right to match the deal as specified under the WPT agreements. Thereafter, the Travel Channel sent letters to WPTE and the other broadcaster asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party.
      In response to the Travel Channel’s communications, WPTE filed suit in California Superior Court in September 2005, alleging that the Travel Channel had interfered with WPTE’s prospective contractual relationship with a third party as well as attempted to contravene WPTE’s express contractual right to produce non-World Poker Tour branded programs covering poker tournaments. After a series of motions and cross-motions between the parties, on January 25, 2006, WPTE settled the dispute and entered into a settlement agreement with the Travel Channel, as well as agreements with the Travel Channel with respect to certain amendments to the WPT agreements and the licensing of the PPT for telecast on the Travel Channel.
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
      Lakes has applied for re-listing of its common stock with the Nasdaq Stock Market Listing Qualifications Department as Lakes has become current with the Nasdaq Marketplace Rule No. 4310(c)(14). There can be no assurance that the Nasdaq Staff will grant Lakes’ request for re-listing. Subsequent to Lakes’ delisting from the Nasdaq National Market, quotations for Lakes’ common stock currently appear on the OTC Bulletin Board (a quotation service for NASD market makers) under the symbol LACO.
      The high and low sales prices per share of the Company’s common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the Nasdaq National Market or on the OTC Bulletin Board or Pink Sheets (Lakes’ common stock was traded on Pink Sheets during a portion of fiscal 2005):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended January 1, 2006:
High	$19.50	$17.75	$18.99	$10.32
Low	13.48	11.96	10.05	6.21
Year Ended January 2, 2005:
High	$15.05	$17.05	$11.43	$16.75
Low	7.65	8.82	8.58	10.10
      On February 27, 2006, the last reported sale price for the common stock was $9.90 per share. As of February 27, 2006, the Company had approximately 923 shareholders of record.
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
      The Company has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of the Company. Moreover, the Company is prohibited from paying dividends on its common stock without the approval of a lender under the terms of the Company’s financing agreement with the lender. See Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report of Form 10-K.
      The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, the Company’s overall financial condition, any other factors deemed relevant by the Board of Directors, and will be subject to lender approval.
      No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended January 1, 2006.

ITEM 6.	SELECTED FINANCIAL DATA
      The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.
      The selected consolidated statement of operations data of the Company and the balance sheet data of the Company are derived from the Company’s Consolidated Financial Statements.

	Fiscal Years Ended or as of:

	Jan. 1,	Jan. 2,	Dec. 28,	Dec. 29,	Dec. 30,
	2006	2005	2003	2002	2001

	(In millions, except per share amounts)
Results of Operations:
Total revenue	$18	$18	$4	$2	$35
Total operating loss	(16)	(13)	(3)	(16)	(1)
Net loss	(12)	(4)	(2)	(11)	(2)
Net loss per share — basic and diluted	(0.53)	(0.18)	(0.08)	(0.51)	(0.09)
Balance Sheet:
Cash and cash equivalents — unrestricted	$10	$29	$25	$14	$43
Total assets	231	209	174	178	195
Total debt	10	—	—	—	7
Shareholders’ equity	178	183	162	163	174
      Selected quarterly financial information (Unaudited):
      Year ended January 1, 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$4,104	$6,601	$2,131	$5,386
Loss from operations	(2,802)	(5,815)	(7,713)	(124)
Net earnings (loss)	(2,119)	(5,651)	(7,042)	2,942
Earnings (loss) per share:
Basic	$(0.10)	$(0.25)	$(0.32)	$0.13
Diluted	(0.10)	(0.25)	(0.32)	0.12

      Year ended January 2, 2005 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$4,140	$4,718	$2,974	$5,725
Loss from operations	(1,147)	(7,100)	(2,039)	(2,636)
Net earnings (loss)	(392)	(6,602)	(1,215)	4,168
Earnings (loss) per share:
Basic	$(0.02)	$(0.30)	$(0.05)	$0.19
Diluted	(0.02)	(0.30)	(0.05)	0.17

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Lakes develops/finances Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development (which includes certain financing requirements) and management agreements with three separate tribes for one new casino development project in Michigan, two in California, and with two separate tribes in Oklahoma for five various casino projects. Lakes is also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of January 1, 2006, Lakes owned approximately 62% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
      WPTE creates branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE’s World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 140 territories globally. WPTE has four operating units:
      WPT Studios, WPTE’s multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for approximately 76% of total revenue. WPTE licenses the WPT series to The Travel Channel, L.L.C. (TRV or Travel Channel) for telecast in the U.S. under an exclusive license agreement. WPTE also has license agreements for the distribution of WPTE’s World Poker Tour episodes in over 140 territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. In addition, WPTE recently signed a license agreement with TRV to telecast WPTE’s new Professional Poker Tourtm, or PPTtm, series, which is expected to begin airing in the third quarter of 2006. WPTE also collects annual host fees from the member casinos that host World Poker Tour events (WPTE’s member casinos).
      WPTE has entered into a series of agreements with TRV for the U.S. distribution of the World Poker Tour® (WPT) television series (the “WPT Agreements”). Since WPTE’s inception, fees from TRV under the WPT Agreements have been responsible for approximately 61% of WPTE’s total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by Discovery Communications) in the U.S. for four years (three years for the episodes in Season One). WPTE has produced three complete seasons of the World Poker Tour series under the WPT Agreements, and Season Four is currently in production. TRV also has options to license the following three seasons (Seasons Five through Seven).

      Under the WPT Agreements, TRV pays fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to the cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Four of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and	Initial Telecast of
Tour Season	Season	specials)	Delivery of Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006 (expected)	October 2005 — June 2006
      WPTE has also entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. WPTE is currently in production on Season One of the PPT, and TRV has options to license the following three seasons (Seasons Two through Four). In accordance with WPTE’s accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, WPTE expensed approximately $4.3 million of production expenses related to the Professional Poker Tour through January 1, 2006. With the agreement to telecast the PPT now complete WPTE will capitalize additional expenses associated with the production of the show beginning in the first quarter of 2006 to be expensed as episodes are delivered to the Travel Channel.
      Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met.
      WPT Consumer Products, WPTE’s branded consumer products division, generates revenues principally through royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including US Playing Card, mForma, Jakks Pacific, and MDI. WPTE also has a number of licensees that are developing new licensed products including slot machines from IGT, and interactive television games from Pixel Play.
      WPT Corporate Alliances, WPTE sponsorship and event management division, generates revenue through corporate sponsorship and management of televised and live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two and Three of the World Poker Tour series on TRV. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the official beer of the World Poker Tour on the Travel Channel.
      WPT Online Gaming, WPTE’s online poker and casino gaming division, generates revenue through WPTE’s agreement with WagerWorks, Inc. (“WagerWorks”) pursuant to which WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino.

Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com officially launched on June 29, 2005 and has generated approximately $0.9 million in revenue through January 1, 2006, compared to costs of revenues of approximately $0.4 million and sales and marketing expenses of approximately $2.5 million.
Financial Overview
      For the years ended January 1, 2006 (“fiscal 2005”) and January 2, 2005 (“fiscal 2004”), Lakes’ consolidated revenues have been derived from the WPTE business, mainly from license fees for domestic and international telecast of World Poker Tour television episodes and product licensing fees associated with the World Poker Tour brand and logo. Domestic telecast license fees have depended on the number of episodes delivered in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations
      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended January 1, 2006.
Fiscal Year Ended January 1, 2006 Compared to Fiscal Year Ended January 2, 2005
      Revenues. Total revenues were $18.2 million for the fiscal year ended January 1, 2006 (“2005”) compared to $17.6 million for the fiscal year ended January 2, 2005 (“2004”), an increase of $0.6 million. Revenues for both years were derived primarily from WPTE operations, primarily from television and product license fees. WPTE receives fixed license payments from TRV subject to satisfaction of production milestones and other conditions. Domestic television license fees decreased $5.1 million in 2005 compared to 2004. The decrease is attributable to the delivery of 13 episodes of Season Three and five episodes of Season Four in fiscal 2005 compared to 24 episodes of Season Two and eight episodes of Season Three in fiscal 2004. Product licensing revenues increased $2.5 million in 2005 compared to 2004. This increase is primarily due to a full year of licensing efforts in 2005. International television license fees increased $1.7 million due to increased distribution agreements in fiscal 2005. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.4 million in 2005 compared to 2004, of which $0.9 million is due to the online gaming launch during fiscal 2005. In 2005, we recognized approximately $0.1 million of consulting and development fees related to our Indian casino business with none in the prior year.
      Selling and administrative expenses. Selling, general and administrative expenses increased $12.1 million in 2005 compared to 2004. The increase was due to an increase of approximately $7.4 million related to WPTE and $4.7 million related to Lakes. The increase at WPTE was primarily due to an additional $2.5 million in sales and marketing costs as a result of the WPTonline.com launch incurred during 2005, $0.7 million in additional licensing commissions due to a full year of product licensing efforts and $3.4 million as a result of additional headcount, legal and audit fees incurred during the 2005 period associated with development, growth and regulatory compliance costs. The increase at Lakes is due primarily to an increase in professional fees of approximately $0.9 million, additional headcount related costs of $2.8 million, and approximately $0.8 million in additional rent expense related to a deficiency in the guaranteed residual value of the aircraft the Company leases.
      Production costs. Production costs related to the WPT and PPT television shows decreased by approximately $0.3 million in 2005 compared to 2004. The decrease was primarily due to a fewer number of episodes being delivered to the Travel Channel during 2005 compared to 2004 (18 episodes vs. 32 episodes, respectively), as well as decreased consultant stock option expense of approximately $0.4 million. This decrease was partially offset by increases of $2.9 million in PPT production costs expensed, as well as the addition of online gaming cost of revenues.

      Gross Margins. Overall gross margins were 45% in 2005 compared to 42% in 2004. Domestic television licensing margins were (9%) in 2005 compared to 22% in 2004 with the decrease due primarily to an increase of approximately $2.9 million in production costs related to the PPT expensed in 2005. The revenue increases in 2005 in product licensing and international television helped contribute to the higher overall gross margins in 2005.
      Impairment losses. Net impairment losses were $0.9 million in 2005 compared to $6.2 million in 2004. In 2005, Lakes recognized a $0.8 million impairment charge related to an investment in certain table games. Additionally, in 2005, Lakes recognized a $0.1 million impairment charge and an unrealized loss on notes receivable of $6.2 million related to the termination of the agreement with the Kickapoo Tribe. As of January 1, 2006, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million. The Company is negotiating with the Kickapoo Tribe to resolve all of the financial terms of the contracts including the sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project. In 2004, Lakes recognized a $5.8 million impairment charge related to long-term assets related to the casino project with the Nipmuc Nation of Massachusetts (“Nipmuc Nation”). Lakes also recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. Additionally in 2004, Lakes recognized a net impairment charge of $1.0 million related to the sale of property in Las Vegas, Nevada and a gain of $0.6 million related to the write-off of an accrued liability related to the casino project with the Cloverdale Rancheria of Pomo Indians (“the Cloverdale project”) which was only payable if the casino opened.
      Net unrealized gain on notes receivable. Net unrealized gain on notes receivable was $5.2 million and $3.1 million for 2005 and 2004, respectively, related to the adjustment to estimated fair value of the Company’s notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Accounting for long-term assets related to Indian casino projects.” During 2005, the net unrealized gain of $5.2 million included unrealized gains of approximately $11.4 million, which were partially offset by unrealized losses of approximately $6.2 million primarily related to the termination of the agreement with the Kickapoo Tribe. The unrealized gains of approximately $11.4 million related primarily to increased probability of opening related to the casino development projects with the Pokagon Band in New Buffalo, Michigan and with the Jamul Tribe near San Diego, California.
      Other income. Other income was $1.6 million in 2005 compared to $12.1 million in 2004. Interest income increased $0.9 million in 2005 compared to 2004, primarily due to higher cash and short term investment balances, related to the proceeds of WPTE’s initial public offering in August 2004, outstanding for the entire fiscal 2005 year. Other income in 2004 included an $11.3 million settlement received in December 2004 related to a tax sharing agreement entered into in 1998 with Grand Casinos, a subsidiary of Park Place Entertainment, which was renamed Harrah’s Entertainment, Inc.
      Taxes. The Company recorded a tax benefit of $1.2 million in 2005 compared to a tax provision of $4.0 million in 2004. The loss before income taxes, equity in earnings (loss) of unconsolidated investees and minority interest was $14.9 million for the period ended January 1, 2006 compared to $0.9 million for the period ended January 2, 2005. In 2005, the Company recognized a benefit of approximately $2.4 million related to the write-off of its long-term assets related to the Kickapoo Tribe project of approximately $6.2 million. The Company has recorded a deferred tax asset related to other capital losses in the amount of approximately $4.5 million. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits. The Company owns approximately 12.5 million shares of WPTE common stock with a minimal cost basis, which the capital gain from the sale of a portion of these shares could be used against the capital losses. Additionally, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at January 1, 2006 and January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at January 1, 2006 and January 2, 2005 based upon the above factors. Included in the loss before income taxes in 2004 is the settlement of $11.3 million related to the tax sharing agreement with Grand Casinos. Lakes has not recorded any tax related to the settlement payment of $11.3 million because Lakes believes this settlement is not taxable to Lakes.
      Minority interest. The minority interest portion of WPTE’s losses was $1.9 million in 2005 compared to $0.1 million in 2004. The amount represents the minority interest portion of WPTE net losses of $5.0 million.
      Outlook. It is currently contemplated that there will be minimal operating revenues for 2006 from existing casino development projects. The majority of Lakes’ revenues are expected to come from WPTE in 2006. WPTE’s revenues in the first quarter of 2006 are forecasted to be in the range of $6.5 -$7.0 million. WPTE expects to deliver six episodes of Season Four of the World Poker Tour in the first quarter of 2006, with the remainder of Season Four Episodes to be delivered in the second quarter of 2006. Additionally, WPTE expects to deliver the first four episodes of Season Five of the World Poker Tour by the end of 2006. WPTE expects to deliver all twenty-four episodes of Season One of the PPT during the first three quarters of 2006, and the first five episodes of Season Two of the PPT in the fourth quarter of 2006. Margins for the PPT will be higher in the first few quarters of 2006 as certain production costs have already been expensed. WPTE expects to continue to increase sales and marketing expenses related to WPTonline.com during 2006 in order to increase player traffic on the site. Beginning in the first quarter of 2006, operating and net income will be negatively impacted by the adoption of FAS 123R, requiring WPTE to expense employee stock options. WPTE has engaged Thomas Weisel Partners LLC as its financial advisor to assist it in exploring strategic alternatives, including, but not limited to, the sale or merger of the business with another entity offering strategic opportunities for growth. There can be no assurance that the exploration of strategic alternatives will result in a transaction.
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
      Selling, general and administrative expense. Selling, general and administrative expenses were $16.4 million in 2004 compared to $6.9 million in 2003. The increase of $9.5 million was primarily due to an increase of approximately $4.7 million related to WPTE’s increased headcount costs, professional service fees related to the public offering of WPTE in 2004 and product licensing commissions. The remaining increase of approximately $4.8 million in 2004 is due primarily to an increase in Lakes’ professional fees of approximately $2.9 million and approximately $0.6 million in additional rent expense related to an expected deficiency in the guaranteed residual value of the aircraft the Company leases. The increase in professional fees is due to a reversal of an unused litigation accrual of approximately $3.2 million in 2003 related to the Company’s prior agreement to indemnify Grand Casinos in connection with the Stratosphere litigation matters. The remaining approximately, $1.3 million increase primarily related to increased travel in 2004 to support Lakes’ business development initiatives.

      Production costs. Production costs related primarily to the WPT and PPT television shows were $10.2 million in 2004 compared to $2.7 million in 2003. WPTE production costs increased $7.5 million as compared to 2003. WPTE production costs and related episode revenues are recognized in the period the relative episode is delivered to TRV. The increase is due to a greater number of episodes being delivered to TRV during 2004 as compared to 2003. The gross profit percentage increased in 2004 to 42% compared to 37% in 2003. The increased gross margin is primarily due to WPTE selling more international television licensing and product licensing as compared to 2003, which are at higher margins.
      Impairment losses. Net impairment losses were $6.2 million in 2004 compared to $1.0 million in 2003. In 2004, Lakes recognized a $5.8 million impairment charge related to long-term assets related to the Nipmuc Nation project. Lakes also recorded an unrealized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. In June 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project in the second quarter of 2004. At that time, Lakes recorded the impairment charge as an unrealized loss on notes receivable. Should the Nipmuc Nation become federally recognized and successfully open a casino operation (with or without Lakes’ assistance) Lakes is contractually entitled to receive payment in full of its advances and deferred interest. Additionally in 2004, Lakes recognized a net impairment charge of $1.0 million related to the sale of property in Las Vegas, Nevada and a gain of $0.6 million related to the write-off of an accrued liability related to the Cloverdale project of $0.6 million which was only payable if the casino opened. The Company also recorded an unrealized loss on notes receivable of $0.3 million related to the estimated fair value of its note receivable from the Cloverdale Rancheria. In 2003, Lakes recognized an impairment charge of $1.0 million related to the sale of property in Las Vegas, Nevada.
      Net unrealized gain on notes receivable. Net unrealized gain on notes receivable was $3.1 million and $3.5 million for 2004 and 2003, respectively, related to the adjustment to estimated fair value of the Company’s notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions and management’s evaluations of critical milestones related to the projects as discussed below under “Accounting for long-term assets related to Indian casino projects.”
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
      Other income. Other income was $12.1 million in 2004 compared to $0.8 million in 2003. Other income in 2004 included an $11.3 million settlement received in December 2004 related to a tax sharing agreement entered into in 1998 with Grand Casinos, a subsidiary of Park Place Entertainment, which was renamed Harrah’s Entertainment, Inc. (“Harrah’s”). Under the terms of its tax sharing agreement with Grand Casinos, any further tax benefits subsequent to 1998 relating to capital losses resulting from the write-off of its investment in Stratosphere would be shared equally by Lakes and Grand Casinos, up to a benefit of approximately $12.0 million to Lakes. The investment in Stratosphere was prior to Lakes’ spin-off from Grand Casinos in December 1998. On December  1, 2004, Lakes entered into a settlement agreement with Grand Casinos. Lakes received a cash payment of $11.3 million in settlement of the dispute, which was recorded as other income in the consolidated statement of loss for the year ended January 2, 2005.
      Taxes. The Company recorded a tax provision of $4.0 million as of January  2, 2005 compared to a tax benefit of $1.0 million as of December 28, 2003. The loss before income taxes, equity in earnings (loss) of unconsolidated investees and minority interest was $0.9 million for the period ended January 2, 2005 compared to a loss of $2.6 million for the period ended December 28, 2003. Included in the loss before income taxes in 2004 is the settlement of $11.3 million related to the tax sharing agreement with Grand Casinos. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes. Additionally, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at January 2, 2005 based upon the above factors. In addition, the Company recognized a deferred tax asset for capital losses related to asset impairment charges. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits due to its ownership of approximately 12.5 million common shares of WPTE with minimal basis. As a result of the above discussion of the Company’s nature of deferred tax assets, Lakes increased its net valuation allowance by approximately $6.5 million in 2004.
      Equity in earnings (loss) of investments, net of tax. Lakes recognized equity in earnings of investments, net of tax of $0.7 million, which is primarily due to a gain recognized by its 50% ownership interest in 2022 Ranch, LLC. The entity sold land in 2004, and Lakes’ share of the gain was $0.7 million, net of tax.
Liquidity and Capital Resources
      At January 1, 2006, Lakes’ consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $36.6 million, comprised of Lakes’ cash of $8.2 million, WPTE cash of $1.7 million and WPTE short-term investments of $26.7 million. WPTE cash and investments will not be used in Lakes’ business. As of January 1, 2006, Lakes’ has had minimal operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002.
      In August and September 2004, WPTE raised a total of approximately $32.4 million in cash proceeds from its initial public offering, net of underwriting discounts and estimated offering expenses. WPTE’s cash resources are expected to be used only for WPTE’s business and will not be available for Lakes’ casino projects or other non-WPTE businesses. The initial public offering resulted in the termination of Lakes’ obligation to fund WPTE operations under a limited revolving note receivable. As of January 1, 2006, Lakes holds approximately 12.5 million shares or approximately 62% of WPTE’s common stock. Lakes’ could sell shares of WPTE common stock to generate working capital, subject to applicable securities laws.
      In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership (“Partnership”) and received a $10 million draw on this facility on December 16, 2005, which remained outstanding as of January  1, 2006 (see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).
      On February 15, 2006 we closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to the satisfaction of certain conditions (see Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). All amounts drawn against the facility will be repayable within three years. Approximately $10.2 million of the initial draw was used to repay in full our December 16, 2005, loan from the Partnership. As a result of repaying the Partnership loan prior to February 28, 2006, the 2 million common stock purchase warrants previously issued to the Partnership were terminated. Lakes plans to continue pursuing other financing alternatives to fund its operational and development needs, and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing.
      Other sources of cash for our development of casino projects during fiscal 2005 and fiscal 2004 have been from the planned sale of assets and a tax sharing settlement. During fiscal 2004, the 2022 Ranch land, which was owned by Lakes and its joint venture partner Land Baron West, LLC, was sold. Lakes received cash in the amount of approximately $2.5 million related to the sale of the land as well as through the settlement of a title dispute. Lakes received proceeds of $5.9 million in fiscal 2004 in connection with the sale of the Polo Plaza and adjacent Travelodge property and received an additional $5.0 million during 2005, pursuant to an option agreement with Metroflag. We expect that proceeds from the sale of assets will decrease in future periods. Additionally in December 2004, Lakes received $11.3 million in settlement of a tax sharing agreement with Grand Casinos.
      Our agreements with our tribal partners require that we provide certain financing for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. Approximately $24.1 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase the project site. The Company’s first deed of trust against this property was relinquished when the BIA placed the land into trust in January 2006. The Company holds a deed of trust against related non-gaming land which has a cost basis of approximately $13.2 million.
      We currently believe that our casino development projects currently in progress and included in the table below will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management contracts. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that it may be forced to cease its operations entirely.
      Following is a table summarizing remaining contractual obligations as of January 1, 2006 (including the Prentice financing facility) (in millions):

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining Casino Development Commitment(1)(3)
Jamul Tribe	$6.5	$6.5	$—	$—	$—
Shingle Springs Tribe	3.3	3.3	—	—	—
Pokagon Band(2)	26.6	25.5	1.1	—	—
Pawnee Nation — Travel Plaza	0.4	0.4	—	—	—
Pawnee Nation — Trading Post	0.7	0.7	—	—	—
Employee obligations(5)	2.6	0.9	1.7	—	—
Operating leases(4)	1.7	0.7	1.0	—	—
Prentice financing facility(6)	25.0	—	—	25.0	—
WPTE operating leases(7)	2.7	0.5	1.0	1.0	0.2
WPTE purchase obligations(8)	0.3	0.1	0.2	—	—
WPTE employee obligations(9)	0.6	0.6	—	—	—

	$70.4	$39.2	$5.0	$26.0	$0.2

(1)	Lakes expects that it will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet the remaining casino development commitments. See table below detailing tribal casino development commitments.

(2)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third party financing will be available for this project. However, there can be no assurance that third party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to an unrelated third party in accordance with the management contract with the Pokagon Band which is payable once the casino opens over 24 months.

(3)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at January 1, 2006.

(4)	The Company leases an airplane, under a non-cancelable operating lease which was amended on May 1, 2005. The new term is for a period of up to three years.

(5)	Employee obligations include the base salaries payable to Lyle Berman and Timothy Cope under their respective employment agreements.

(6)	On February 15, 2006, Lakes closed on a $50 million financing facility. Any funds drawn on the facility bear interest at the rate of 12% per annum, interest payable in arrears monthly, subject to adjustment based on the value of the collateral, and are due and payable in full on the third anniversary of the closing date (see Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

(7)	WPTE signed a new lease and moved into the new office space in April 2005 where the monthly lease payments started in March 2005, at approximately $38,000, which escalate over the course of the lease up to approximately $45,000. The amount set forth in the table above assumes monthly lease payments through May 2011.

(8)	Purchase obligations include contractual obligations related to the establishment of WPTE’s internet gaming site.

(9)	Employee obligation includes the base salaries payable to Steven Lipscomb, Audrey Kania and Robyn Moder under their respective employment agreements.
Casino Development Advances/ Commitments
As of January 1, 2006

							Commitments
							in Excess of
						Lakes’	Available
				Total	Remaining	Cash and	Cash and
	Pre-Construction	Land Held for	Total	Funding	Funding	Short-Term	Short-Term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$16.9	$6.6	$23.5	$30.0	$6.5
Shingle Springs Tribe(b)	37.9	8.8	46.7	50.0	3.3
Pokagon Band(c)	46.4	—	46.4	73.0	26.6
Iowa Tribe(d)	0.7	0.1	0.8	—	—
Pawnee Nation — Travel Plaza(e)	0.6	—	0.6	1.0	0.4
Pawnee Nation — Chilocco(f)	2.8	—	2.8	—	—
Pawnee Nation — Trading Post(g)	0.4	—	0.4	1.1	0.7
Kickapoo Tribe(h)	2.3	0.7	3.0	2.0

	$108.0	$16.2	$124.2	$157.1	$37.5	$8.2	$29.3

(a)	Lakes plans to continue making advances on the remaining commitment to the Jamul Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $6.5 million during fiscal 2006, to fulfill its remaining commitment to the Jamul Tribe.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens. Lakes plans to make advances of $3.3 million during fiscal 2006, to fulfill its remaining commitment to the Shingle Springs Tribe.

(c)	Lakes is currently contractually obligated to make advances of $26.6 million of which, approximately $25.0 million is planned to be advanced prior to the start of construction which could begin as early as mid-2006.

(d)	Additional amounts have and will be advanced to the Iowa Tribe for the new casino project based upon an approved budget yet to be finalized.

(e)	Lakes made a commitment of $1.0 million to the Pawnee Nation related to the Travel Plaza project based upon an approved budget.

(f)	Lakes has been advancing funds to the Pawnee Nation related to the Chilocco project. The funding amount is based upon an approved budget, yet to be finalized. Additional amounts will continue to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.

(g)	Lakes made a commitment of $1.1 million to the Pawnee Nation related to the Trading Post project based upon an approved budget.

(h)	See discussion below under “Description of each Indian casino project and evaluation of critical milestones — Kickapoo Tribe”.
      During fiscal 2005, the Company incurred development costs of approximately $6.0 million relating to the non-Indian casino it is developing in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress. The Company is working toward obtaining all necessary approvals to move forward with this project. Lakes does not expect to have access to the capital necessary to make this a viable project for the Company until such time that one of its other casino projects is open and therefore, this is now planned to be a 2007 project.
      During 2006, Lakes’ corporate costs, excluding WPTE which is not expected to require additional capital from Lakes, will approximate $19 million, which includes $4.0 million of interest related to the financing facility entered into on February 15, 2006. Development project-related costs are expected to approximate $40 million during 2006 and include approximately $25 million related to the Pokagon project as construction is estimated to begin in mid 2006. Lakes’ cash balance, excluding WPTE cash, was approximately $8.2 million as of January 1, 2006. Additionally, the Company may be required to pay taxes up to approximately $12 million plus interest and penalties in fiscal 2006 related to two tax matters. Lakes will require additional capital through public or private financings or the sale of some or all of the Company’s shares of WPTE to meet operating expenses and development project-related costs during fiscal 2006 and the Company is currently considering various financing alternatives. In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership and received a $10 million draw on this facility on December 16, 2005 (see Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). On February 15, 2006 we closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to the satisfaction of certain conditions. See Note 18 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Approximately $10.2 million of the initial draw was used to repay in full our loan from the Partnership.
      Lakes plans to continue pursuing other financing alternatives, and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include approximately 12.5 million common shares of WPTE that have an estimated fair value of $83.5 million as of February 27, 2006, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.

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
      For the Pokagon Casino project, the Company has agreed to finance all phases of the project entirely from its own funds if financing at an interest rate of 13% or less is not available from the capital markets. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, management believes that third party financing will be available for this project. However, there can be no assurance third party financing will be available and that Lakes will not be required to provide this additional financing.
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
Critical Accounting Policies and Estimates
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs and income taxes. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
      We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.
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
      In accordance with the terms of the WPT and PPT agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured until the international distributor has received payment, and accordingly, WPTE does not recognize such revenue until that time. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.
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
      Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming partner, for online poker and casino activity throughout the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. The company includes certain promotional expenses related to free bets and deposit bonuses along with customer charge backs as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses
      Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired, and sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, by WPTE, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets.
      Deferred television costs: WPTE accounts for deferred television costs in accordance to SOP No. 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs related to episodes of the WPT, and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships because WPTE has insufficient operating history to enable such anticipation. Accordingly, television costs related to the new PPT series were expensed as incurred since a licensing agreement had not been executed and WPTE did not have a firm distribution commitment for the series. However, in January 2006, WPTE signed an agreement for the PPT with Discovery Communications, Inc, the parent company of the Travel Channel, therefore, on-going PPT television costs will be capitalized beginning in the first quarter of 2006 and will be expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. WPTE management currently estimates that 100% of capitalized television costs at January 1, 2006 are expected to be expensed by the end of fiscal 2006.
      Investment: Until October 2005, WPTE had an investment (consisting of a 15% equity interest carried at nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s initial public offering in October 2005, WPTE’s ownership interest was diluted to 11.7% (See Note 6 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). WPTE’s Executive Chairman of the Board, Lyle Berman, along with his son Bradley Berman, who also sits on the WPTE’s Board of Directors, have personal investments in PokerTek and, as of January 1, 2006, hold a combined ownership of approximately 9% in PokerTek. Lyle Berman also serves as Chairman of the Board of PokerTek and received options to purchase 200,000 shares of common stock in that company.
      As discussed in Note 6 to the financial statements, WPTE accounts for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjusted the investment to estimated fair market value of $10.6 million at January 1, 2006 with a change in fair market value accounted for as other comprehensive income in the statement of stockholders’ equity.

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
      The Company accounts for its advances to the tribes and its management contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the amounts due will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the contractual amount due. Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.
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
      The consolidated balance sheets as of January 1, 2006 and January 2, 2005 include long-term assets related to Indian casino projects of $152.8 million and $125.6 million, respectively, primarily related to three separate projects. The amounts are as follows by project (in thousands):

	January 1, 2006

		Springs
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to acquisition of management contracts	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

	January 2, 2005

		Springs
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$35,931	$21,775	$9,345	$15	$67,066
Intangible assets related to acquisition of management contracts	17,604	16,698	6,789	5	41,096
Land held for development	—	8,772	6,661	—	15,433
Other	71	1,315	638	—	2,024

	$53,606	$48,560	$23,433	$20	$125,619

      The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are estimated casino opening date, projected interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.
      The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Pokagon Band:

	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$61,827	$55,747
	$(46,445 principal and $15,382 interest)	$(44,550 principal and $11,197 interest)
Estimated months until casino opens (weighted average of three scenarios)	32 months	33 months
Projected interest rate until casino opens	8.2%	6.8%
Projected interest rate during the loan repayment term	8.2%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	90%	75%
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

Shingle Springs Tribe:

	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$46,446	$38,156
	$(37,905 principal and $8,541 interest)	$(33,076 principal and $5,080 interest)
Estimated months until casino opens (weighted average of three scenarios)	37 months	36 months
Projected interest rate until casino opens	9.2%	7.9%
Projected interest rate during the loan repayment term	9.1%	8.7%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$21,247	$17,306
	$(16,858 principal and $4,389 interest)	$(14,467 principal and $2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	34 months	36 months
Projected interest rate until casino opens	9.2%	7.9%
Projected interest rate during the loan repayment term	9.2%	8.7%
Discount rate	15%	15%
Repayment terms of note	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	80%	75%
      See discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

		Sensitivity Analysis
	2005
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$44,028,057	$$41,751,387	$41,590,634	$39,449,376	$46,304,727	$46,619,622	$49,040,268
Shingle Springs	$26,549,694	$$24,632,645	$25,186,755	$23,367,059	$28,466,744	$27,985,550	$30,005,160
Jamul	$12,957,357	$$12,175,960	$12,322,455	$11,580,739	$13,738,755	$13,626,227	$14,449,428

	$83,535,109	$78,559,991	$79,099,844	$$74,397,174	$88,510,226	$88,231,398	$$93,494,857

		Sensitivity Analysis
	2004
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$35,931,000	$$33,957,913	$33,825,802	$29,583,071	$37,904,088	$38,197,409	$40,321,591
Shingle Springs	$21,775,000	$$20,252,095	$20,453,118	$19,024,633	$23,297,905	$23,184,255	$24,807,821
Jamul	$9,345,000	$8,734,015	$8,776,784	$8,203,679	$9,955,986	$9,950,775	$10,602,146

	$67,051,001	$62,944,022	$63,055,704	$$56,811,384	$71,157,979	$71,332,440	$$75,731,558

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
      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of January 1, 2006 and January 2, 2005. The notes receivable are carried on the consolidated balance sheets at January 1, 2006 and January 2, 2005 at their estimated fair values of $85.9 million and $67.1 million, respectively.

	Balance at January 1, 2006

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note Receivable, pre-construction(a)	$22,344	$37,905	$15,908	$—	$76,157
Note Receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note Receivable, land(b)	10,925	—	950	—	11,875
Note Receivable, other(c)				4,474	4,474

	$46,445	$37,905	$16,858	$4,474	$105,682

	Balance at January 2, 2005

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note Receivable, pre-construction(a)	$20,449	$33,076	$13,517	$—	$67,042
Note Receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note Receivable, land(b)	10,925	—	950	—	11,875
Note Receivable, other(c)				20	20

	$44,550	$33,076	$14,467	$20	$92,113

(a)	Lakes funds certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and Lakes, in order to obtain the development agreement and management contract, agrees to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	Lakes purchased land to be used and transferred to the tribe in connection with the casino project. At Pokagon, a portion of the land will be used by the tribe separate from the casino project land.

(c)	Represents amounts advanced under the agreements with the Iowa Tribe and Pawnee Tribe.

      The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at January 1, 2006 and January 2, 2005 (in thousands):

	January 1,	January 2,
Pokagon	2006	2005

Monthly stipend	$9,625	$8,125
Construction	2,635	2,580
Legal	1,634	1,379
Environmental	650	645
Design	7,800	7,720

	$22,344	$20,449

	January 1,	January 2,
Shingle Springs	2006	2005

Monthly stipend	$6,390	$4,980
Construction	1,623	1,605
Legal	12,195	10,290
Environmental	1,588	1,577
Design	9,306	9,120
Gaming license	3,426	3,226
Lobbyist	3,377	2,278

	$37,905	$33,076

	January 1,	January 2,
Jamul	2006	2005

Monthly stipend	$3,841	$3,319
Construction	326	159
Legal	3,340	2,606
Environmental	1,668	1,628
Design	4,168	3,640
Gaming license	511	429
Lobbyist	2,054	1,736

	$15,908	$13,517

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
      The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	January 1, 2006	January 2, 2005

No. of Class III slot machines	3,000	3,000
No. of Table games	90 (decrease from fiscal 2005 is due to contractual terms)	100
No. of Poker tables	20	20
Win/ Class III slot machine/day — 1st year	$275	$275
Win/ Table game/day — 1st year	$1,444	$1,300
Win/ Poker game/day — 1st year	$1,000	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 — 2.1%	Year 2 — (6.4)% (decrease due to debt assumptions)
	Year 3 — 1.9%	Year 3 — 1.9%
	Year 4 — 3.6%	Year 4 — 3.6%
	Year 5 — 2.8%	Year 5 — 2.8%
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

Jamul Tribe

	January 1, 2006	January 2, 2005

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	65	65
No. of Poker tables	10	10
Win/ Class III slot machine/day — 1st year	$307	$285
Win/ Class II slot machine/day — 1st year	$220	$200
Win/ Table game/day — 1st year	$1,100	$1,100
Win/ Poker table/day — 1st year	$650	$650
Expected increase (decrease) in management fee cash flows	Year 2 — 4.8%	Year 2 — (8.8)% (decrease due to debt assumptions)
	Year 3 — 4.9%	Year 3 — 2.8%
	Year 4 — 4.9%	Year 4 — 2.9%
	Year 5 — 4.0%	Year 5 — 1.9%
	Year 6 — 1.2%	Year 6 — 2.8%
	Year 7 — 4.0%	Year 7 — 1.5%
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

Shingle Springs Tribe

	January 1, 2006	January 2, 2005

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	100	100
No. of Poker tables	20	20
Win/ Class III slot machine/day
— 1st year	$350	$350
Win/ Class II slot machine/day
— 1st year	$250	$250
Win/ Table game/day — 1st year	$1,275	$1,275
Win/ Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 5.5%	Year 2 — (8.9)% (decrease due to debt assumptions)
	Year 3 — 4.3%	Year 3 — 3.6%
	Year 4 — 3%	Year 4 — 3%
	Year 5 — 5.1%	Year 5 — 5.1%
	Year 6 — (17)% (management fees	Year 6 — (17)% (management fees
	were reduced in years six and seven)	were reduced in years six and seven)
	Year 7 — 1.5%	Year 7 — 10.8%
      In the Shingle Springs Sacramento market, there is one other Indian casino that is managed by another public company. Management considered the available information related to this other Indian casino when projecting management fees from the Shingle Springs Casino. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.

      As of January 1, 2006 and January 2, 2005 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.
      During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes committed to provide advances to the Kickapoo Tribe of up to $2.0 million for business improvement purposes. As of January 1, 2006, Lakes had advanced approximately $2.3 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $3.9 million, some or all of which Lakes may be required to pay. As a result of the terminated business relationship with the Kickapoo Tribe, Lakes is negotiating with the Kickapoo Tribe to resolve all of the financial terms of the contracts including repayment of the advances and payment of the unpaid invoices, the sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project. During the second quarter of 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. At that time, Lakes recorded an impairment charge of $5.8 million related to long-term assets related to the Nipmuc Nation project.
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
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million in accordance with the management contract with the Pokagon Band which is payable once the casino opens over 24 months.

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of fiscal year 2003, 2004 and 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	No — The Pokagon Band and Lakes continued to provide support for the case and in January 2003 the federal judge dismissed all issues except for the final issue and requested additional information from the BIA.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project.

Usable county agreement, if applicable	Yes	Yes	Yes
Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.

Resolution of all litigation and legal obstacles	No, pending litigation regarding land in trust.	No, pending litigation regarding land in trust.	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.

Financing for construction	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Approximately $24.1 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase real property comprising the project site. The Company’s first deed of trust against the gaming land portion of this property (except for a small parcel worth approximately $0.3 million) was relinquished when the BIA placed the land into trust in January 2006. The Company still holds a deed of trust against the non-gaming land which has a cost basis of approximately $13.2 million.
      The estimated probability rate was increased from 75% to 90% in fiscal 2005, due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by the Taxpayers of Michigan Against Casinos (TOMAC) versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project. TOMAC has 90 days from the date of the decision to petition the U.S. Supreme Court to review the decision.
      Due to the delay related to this litigation the weighted average estimated casino opening date was extended from October 2007 to October 2008 during the year ended January 1, 2006.
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
      In January 2001, the U.S. Department of Interior issued a finding of no significant impact and recommended that land be taken into trust on behalf of the Pokagon Band. During the required 30-day waiting period a lawsuit was filed by the TOMAC against the federal government to stop the land in trust process. Lakes and the Pokagon Band continued to provide support for this case and believed it would be resolved in favor of the Band. The first hearing before the federal judge took place on December 2001. In March 2002, the judge eliminated several of TOMAC’s assertions and continued to review the remaining issues. In January 2003, the Judge dismissed all remaining issues except for one and requested additional information from the federal government (“BIA”) to support their conclusions on that one issue. Due to the fact that all issues except for one had been dismissed, Lakes continued to believe that it was probable that the land would be taken into trust and that the casino would open. The BIA submitted the additional information in August 2004; and in March 2005, the federal judge dismissed the last remaining issue filed by TOMAC making it possible for the land to be taken into trust for the gaming project. During the required 60-day waiting period, TOMAC filed for an appeal. The appeal hearing was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the

U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project. We expect approval of the management contract by the NIGC as early as April 2006 because the land was taken into trust by the BIA in January 2006. Once the NIGC approves the management contract and permanent financing is obtained Lakes will help the Pokagon Band build and manage their casino development. Construction of the project could begin as early as mid 2006 with an expected opening date twelve months following the start of construction.

Shingle Springs

Business arrangement:
      Plans for the Shingle Springs Casino project include an approximately 1,100,000 square-foot facility (including approximately 85,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.
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
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 15% equity interest in the Lakes’ entity that holds the rights to the management contract with the Shingle Springs Casino. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Shingle Springs Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
      The development agreement provides for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. Lakes is not required to fund these amounts. If, however, Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit the rights under the management contract.
      The agreement provides for Lakes to arrange for financing or, in its discretion, loan funds to the Shingle Springs Tribe in the form of a facility loan, for the costs of construction and initial costs of operation up to a maximum currently of $300 million. In addition, Lakes will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for its management services, Lakes will receive a management fee between 21% and 30% of net income of the operations annually for the first five years, with a declining percentage in years six and seven, as that term is defined by the management contract. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of fiscal year 2003, 2004 and 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review in 2000.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.
	— See below.	— See below.	— See below.

Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from January 2008 to February 2009 during the year ended January 1, 2006.
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
      The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of the California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is preparing the necessary additional information as requested by the Court for the two issues described above. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR. Construction of the interchange and casino could begin as early as the end of 2006 with an estimated opening date approximately 14 months after the start of the construction.

      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul Tribe nor the Shingle Springs Tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended, the tribes could operate under their existing compacts which allows for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. Management believes that this number of gaming devices is adequate to equip the planned developments. Therefore, Lakes believes the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Shingle Springs project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

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
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the management contract with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal year 2003, 2004 and 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes were in the process of preparing an EIS, as described below and completing the land in trust application.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted for approval by the NIGC in 2000 and approval is not expected to occur until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in

Critical Milestone	December 28, 2003	January 2, 2005	January 1, 2006

		trust by the BIA is complete.	trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      As a result of delays related to getting land contiguous to the reservation placed into trust, the weighted average estimated casino opening date was extended from January 2008 to November 2008 during the year ended January 1, 2006. The probability rate was increased from 75% at January 2, 2005 to 80% at January 1, 2006 as a result of the Jamul Tribe and Lakes formally announcing plans to build the casino on the approximate six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process.
      The Jamul Tribe is a federally recognized tribe with a compact with the State of California and has an approximate six acre reservation on which the casino is planned to be built. The primary effort in this project has been to place approximately 82 acres of land contiguous to the reservation into trust for gaming. Lakes acquired 101 acres of land contiguous to the six acres of reservation land of which 19 acres relate to land with certain easements, which will not be accepted into trust. The trust application, including an Environmental Impact Statement (“EIS”), has been prepared, submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission to determine if the land should be taken into trust. There has been some local opposition regarding the project. An EIS is more rigorous to complete than a more typical EA (Environmental Assessment). The EIS was more intense and took longer to prepare but is considered a better method to address all potential environmental concerns surrounding this project and to mitigate potential future opposition that may delay the project. The Jamul Tribe is in process of preparing another EA which is being prepared under guidelines of the State compact.
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
      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul tribe nor the Shingle Springs tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended the tribes could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. This number of gaming devices is adequate to equip the planned developments. Therefore, Lakes believes the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Jamul project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

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
      The Pawnee Nation currently operates a “Travel Plaza” at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. The Pawnee Nation intends to expand the Travel Plaza to include gaming and has engaged Lakes to assist with this project. When expanded, the planned project will open with approximately 200 gaming devices and a full service restaurant and bar.
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
      Arrangement with Consultant. The Company has executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Pawnee Nation) rendered to the Company. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20 percent of the Company’s fee compensation earned under the Pawnee Development and Consulting Agreements and Pawnee Management Contracts with the Pawnee Nation (i.e., six percent of the incremental total net income or 20 percent of the Company’s 30 percent share). This agreement provides that payments will be due to Mr. Kean when the Company is paid by the Pawnee Nation.

Lakes’ Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of January 1, 2006:

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Pawnee Nation currently holds land in trust where the new casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease	Yes, the Trading Post is currently open.

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

documents on January 13, 2006.

Usable land placed in trust by Federal government	Yes, the Pawnee Nation currently holds land in trust where the Chilocco Casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC is now able to issue a FONSI and approve the management contract, which is expected to occur in the first quarter of 2006.	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC is now able to issue a FONSI and approve the management contract, which is expected to occur in the first quarter of 2006.	No, submitted to the NIGC for review on March 22, 2005.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, preliminary discussions with lending institutions has occurred and the Pawnee Nation expects to issue a request for proposal in the first quarter of fiscal 2006.	No, a preliminary proposal was received from a bank in December 2005 and on- going discussions continue with an expected final proposal in the first quarter of fiscal 2006.	None needed.

Critical Milestone	New Casino Project	Travel Plaza	Trading Post

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No, the acquisition of other tribal land needs to be approved by the BIA.	No others known at this time by Lakes.

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

Lakes’ Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of January 1, 2006:

	Development Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

	Development Project	Cimarron Casino

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.	No, submitted to the NIGC for review on April 22, 2005. The NIGC has provided comments on the initial management contract and the Iowa Tribe has issued a response and a revised management contract in January 2006.

Resolution of all litigation and legal obstacles	None at this time, the acquisition of other tribal land needs to be approved by the BIA.	None at this time.

Financing for construction	No, preliminary discussions with lending institutions has occurred.	Permanent financing was obtained from a lending institution in December 2005 and Lakes was repaid all amounts outstanding under the business improvement loan.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the two Iowa Tribe Projects will result in economic benefit to Lakes sufficient to recover Lakes investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Cimarron Casino is currently open and refurbishment of the casino could be completed as early as mid 2006. The Development Project could open as early as late 2007.

Kickapoo Tribe
      Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract during the third quarter of fiscal 2005. In addition during fiscal 2005, the Company recorded an unrealized loss on notes receivable of $6.2 million related to the Kickapoo project. Included in the $6.2 million are unrealized losses of approximately $3.9 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $2.3 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. As of January 1, 2006, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million.

      The Company is negotiating with the Kickapoo Tribe to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, a sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.

Nipmuc Nation

Business arrangement:
      In July 2001, Lakes entered into development and management agreements with the Nipmuc Nation for a potential future casino resort in the eastern United States.
      The Nipmuc Nation is a state-recognized tribe. In January 2001, the Nipmuc Nation received a draft, preliminary factual finding from the Assistant Secretary — Indian Affairs (“AS — IA”) indicating that the Nipmuc Nation was entitled to federal recognition. Based on these facts, as well as the Company’s evaluation of the project’s geographic location and the feasibility of the project’s success given such location, the structure and stability of the tribal government, the scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development, and the nature of the business opportunity, Lakes entered into a development and management contract with the Nipmuc Nation in July 2001.
      The following table represents the status of each of the critical milestones as of December 28, 2003. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003

Federal recognition of the tribe	No, see discussion below.

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, Lakes had land options where the casino could be built pending BIA approval and placement into trust by the federal government.

Usable land placed in trust by Federal government	No, Lakes had land options on behalf of the Nipmuc Nation where the casino would be built pending BIA approval and placement into trust by the federal government. This process would occur after the pending resolution of federal recognition of the tribe

Usable county agreement, if applicable	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	No, The Nipmuc Nation did not have a compact with the state. The process for receiving a state compact would occur after resolution of federal recognition

NIGC approval of management contract in current and desired form	No, The process of receiving NIGC approval of the management contract would occur after the Nipmuc Nation received federal recognition, usable land was placed into trust with the federal government and a state compact was signed.

Resolution of all litigation and legal obstacles	None

Financing for construction	No

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      During the second quarter of 2004, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition. At that time, Lakes recorded an impairment charge of $5.8 million related to long-term assets related to the Nipmuc Nation project. Lakes also recorded a realized loss on notes receivable of $0.8 million related to the fair value of the note receivable from the Nipmuc Nation. Although the Nipmuc Nation is appealing the determination with the BIA, Lakes made a decision to discontinue funding the project
      The Nipmuc Nation is a state recognized tribe. In January 2001, the Nipmuc Nation received a draft, preliminary factual finding from the AS — IA indicating that the Nipmuc Nation was entitled to federal recognition. This finding, however, did not have the approval of the Office of the Solicitor of the Department of Indian Affairs, as required, and in fact, the Office of the Solicitor had approved the recommendation of the BIA, which recommended a proposed negative finding. In September 2001, the Nipmuc Nation received the official proposed negative finding, as evidenced by its publication in the October 1, 2001 Federal Register. As required under law, the Nipmuc Nation was permitted to challenge the proposed negative finding, which the Nipmuc Nation chose to do. The Nipmuc Nation engaged consultants and advisors, including the former Senior Historian for the BIA Branch of Acknowledgement and Research to assist them in submitting a formal response in September 2002. The response was organized in a manner to address the four remaining deficiencies outlined in the BIA’s published proposed negative finding. Indications to Lakes from the Nipmuc Nation and its consultants and advisors throughout the process of preparing the response were very positive about obtaining a reversal of the proposed negative finding. During 2003, Lakes continued to believe it was probable the Nipmuc Nation would become a federally recognized tribe because Lakes received advice from independent third-party consultants and advisors that supported a favorable ruling. As a result of this analysis, Lakes believed that, notwithstanding the proposed negative finding, it was probable that the Nipmuc Nation would likely be granted federal recognition based on additional genealogical data and other information submitted by the Nipmuc Nation to the BIA for reconsideration. During the second quarter of 2004, however, the BIA issued its final determination denying the Nipmuc Nation’s application for federal recognition.
      The other critical milestones relating to the project were pending the above federal recognition issue discussed above but Lakes believed it was probable the Nipmuc Nation would eventually be successful in obtaining a compact with the State if necessary, NIGC approval of the development and management contract, land placed into trust by the BIA and third party financing.

Cloverdale Rancheria
      On August 10, 2000, the Company entered into a joint venture for the purpose of financing and developing gaming facilities on Indian-owned land in California. Under the agreement, Lakes formed a joint venture limited liability company with MRD Gaming, a limited liability company (“MRD”). The venture between Lakes and MRD held the contract to finance casino facilities with the Cloverdale Rancheria of Pomo Indians (“Cloverdale Rancheria”).
      The planned site for the potential new casino development is located on Highway 101 in Cloverdale, California, approximately 60 miles north of San Francisco.
      The following table represents the status of each of the critical milestones as of December 28, 2003. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 28, 2003

Federal recognition of the tribe	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	No; However, the Cloverdale Rancheria had reached an agreement with a member of the tribe, to lease 12 acres of Indian land for the purpose of conducting gaming. The tribe had the authority to conduct gaming on the site; however, the lease was subject to approval by the Secretary of the Interior.

Critical Milestone	December 28, 2003

Usable land placed in trust by Federal government	No, the land had not yet been put into trust. In a decision in 1999, the Board of Indian Appeals in the Department of the Interior had held that the Secretary of the Interior had an obligation to accept title to the tribal members property in the name of the United States in trust for the tribal member, subject to the tribal member being able to convey marketable title to the United States. The process was delayed as a result of price negotiation between the tribe and the individual tribal member.

Usable county agreement, if applicable	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	No, according to the legal opinion, the Cloverdale Rancheria had not yet entered into a gaming compact with the State of California. However, the tribe intended to submit a request for a Class III gaming compact identical in all material respects to compacts entered into in 1999 by approximately 57 Indian tribes and subsequently ratified by the State of California. Therefore, we believed that the compact was likely to be approved. Indian tribes have the right to operate Class II gaming operations without a compact with the state.

NIGC approval of management contract in current and desired form	N/A, there was no management agreement between the Company and the Cloverdale Rancheria.

Resolution of all litigation and legal obstacles	None

Financing for construction	No

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes, the form of the agreement between the joint venture and the tribe received a ‘declination‘ letter from the NIGC thus allowing the project to go forward in accordance with the agreement.

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
      As of December 28, 2003, Lakes had an outstanding note receivable of $0.3 million. Additionally, Lakes had recorded an accrued expense of $0.6 million, which was on the consolidated balance sheet as of December 28, 2003. The accrual represented a potential liability of Lakes to an unrelated third party which was payable upon the opening of the casino. During the fourth quarter of 2004 Lakes determined successful completion of the casino development was not likely given increased local opposition to the planned casino project. Specifically the County Board of Supervisors voted in February 2005 to oppose any casino project in their County. Therefore, in 2004 the Company recorded an unrealized loss on notes receivable of $0.3 million related to the fair value of its note receivable from the Cloverdale Rancheria. Lakes also wrote-off of an accrued liability related to the project of $0.6 million, which was only payable if the casino opened.
      Litigation Costs: The Company does not accrue for estimated future litigation defense costs, if any, to be incurred by the Company in connection with outstanding litigation and other disputed matters but instead, records such costs as the related legal and other services are rendered.
      Income Taxes: In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No. 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at January 1, 2006 and January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at January 1, 2006 and January 2, 2005 based upon the above factors. The Company has established deferred tax assets related to unrealized investment losses and related carryovers as of January 1, 2006 and January 2, 2005. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $83.5 million as of February 27, 2006 based upon the closing stock price as reported by Nasdaq on February 27, 2006 of $6.69. Lakes’ basis in the WPTE common stock is minimal.
      Stock-based compensation: To date, we have accounted for equity-based employee compensation under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations. However, Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R) was issued in December 2004 and requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements. Share-based employee compensation transactions within the scope of SFAS No. 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights and employee share purchase plans. We have not completed our evaluation or determined the future impact of adopting SFAS No. 123R, which may be material to our results of operations when adopted, effective for fiscal year 2006, beginning on January 2, 2006.
      Other Recent Accounting Pronouncements: In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements and changes the requirement for the accounting for and reporting of a change in accounting principles whenever the newly adopted standard does not include specific transition provisions. The provisions of SFAS No. 154 will be effective for accounting changes made in the fiscal year beginning after December 15, 2005. We do not presently expect to enter into any accounting changes in the foreseeable future that would be affected by adopting SFAS No. 154 when it becomes effective.
Seasonality
      The Company believes that the operations of all casinos to be managed by the Company will be affected by seasonal factors, including holidays, weather and travel conditions. WPTE’s license revenues are affected by the timetable for delivery of episodes to TRV.

Regulation and Taxes
      The Company and the casinos to be managed by the Company are subject to extensive regulation by state gaming authorities. The Company will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where it may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on the Company.
      The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on the Company’s future financial position, results of operations and cash flows.
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
      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of January 1, 2006, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
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
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of January 1, 2006, Lakes had $87.1 million of notes receivable, at fair value with a floating interest rate (principal amount of $105.7 million, excluding advances to the Kickapoo Tribe). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $9.3 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same twelve-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENTS
Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota
      We have audited the accompanying consolidated balance sheet of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of January 1, 2006, and the related consolidated statement of loss, comprehensive loss, shareholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Entertainment, Inc. and Subsidiaries as of January 1, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern, Certified Public Accountants
and Business Advisors a Professional Corporation
Las Vegas, Nevada
February 17, 2006

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Lakes Entertainment, Inc.:
Minnetonka, Minnesota
      We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and subsidiaries (the “Company”) as of January 2, 2005, and the related consolidated statements of loss, comprehensive loss, shareholders’ equity, and cash flows for each of the two years in the period ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lakes Entertainment Inc. and subsidiaries as of January 2, 2005, and the results of their operations and their cash flows for each of the two years in the period ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
November 30, 2005

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 1, 2006 and January 2, 2005

	January 1,	January 2,
	2006	2005

	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$9,912	$28,717
(balance includes $1.7 million and $4.5 million of WPT Enterprises, Inc. cash)
Short-term investments	26,735	28,930
(balance includes $26.7 million and $27.8 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net of allowance of $0.1 million and $0.1 million	3,072	2,038
Deferred tax asset	—	137
Prepaid expenses	614	1,233
Other current assets	2,130	1,159

Total current assets	42,463	62,214

Property and equipment, net	13,451	6,795

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	87,062	67,066
Land held for development	16,248	15,433
Intangible assets related to acquisition of management contracts, net	46,088	41,096
Other	3,360	2,024

Total long-term assets related to Indian casino projects	152,758	125,619

Other assets:
Investments	10,640	6,093
Deferred tax asset	6,852	4,278
Other long-term assets	4,446	4,090

Total other assets	21,938	14,461

Total Assets	$230,610	$209,089

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,394	$780
Income taxes payable	10,933	5,457
Accrued payroll and related costs	1,125	891
Deferred revenue	5,150	3,280
Other accrued expenses	2,159	3,449

Total current liabilities	27,761	13,857

Long-term liabilities, related party	10,000	—

Total Liabilities	37,761	13,857

Commitments and Contingencies
Common shares issued by subsidiary subject to repurchase	—	618

Minority interest in subsidiary	14,466	11,222

Shareholders’ Equity:
Capital stock, $.01 par value; authorized 200,000 shares; 22,300 and 22,253 common shares issued and outstanding at January 1, 2006, and January 2, 2005, respectively	223	223
Additional paid-in-capital	154,301	157,895
Retained earnings	13,410	25,280
Accumulated other comprehensive gain (loss)	10,449	(6)

Total shareholders’ equity	178,383	183,392

Total Liabilities and Shareholders’ Equity	$230,610	$209,089

See notes to financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Loss
Years ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003

	(In thousands, except per share data)
Revenues:
License fee income	$14,887	$15,785	$3,884
Host fees, sponsorship and other	3,176	1,772	384
Consulting and development fees	159	—	—

Total Revenues	18,222	17,557	4,268

Costs and Expenses:
Selling, general and administrative	28,553	16,447	6,918
Production costs	9,987	10,244	2,687
Net impairment losses	882	6,244	1,000
Depreciation	469	598	547

Total Costs and Expenses	39,891	33,533	11,152

Net unrealized gain on notes receivable	5,215	3,054	3,452

Loss From Operations	(16,454)	(12,922)	(3,432)

Other Income (Expense):
Interest income	1,631	775	632
Interest expense, related party	(66)	—	—
Legal settlement received	—	11,250	—
Other	(1)	40	158

Total other income, net	1,564	12,065	790

Loss before income taxes, equity in earnings (loss) of unconsolidated investees and minority interest in net income (loss) of subsidiary	(14,890)	(857)	(2,642)
Income tax provision (benefit)	(1,161)	4,042	(1,017)

Loss before equity in earnings (loss) of unconsolidated investees and minority interest in net income (loss) of subsidiary	(13,729)	(4,899)	(1,625)
Equity in earnings (loss) of investees, net of tax	8	748	(144)

Loss before minority interest	(13,721)	(4,151)	(1,769)
Minority interest in net loss of subsidiary	1,851	110	—

Net Loss	$(11,870)	$(4,041)	$(1,769)

Loss per share — basic and diluted	$(0.53)	$(0.18)	$(0.08)

Weighted average common shares outstanding — basic and diluted	22,300	22,109	21,314

See notes to financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
Years ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003

	(In thousands)
Net Loss	$(11,870)	$(4,041)	$(1,769)
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) during the period	10,455	(6)	—

Comprehensive Loss	$(1,415)	$(4,047)	$(1,769)

See notes to financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 1, 2006, January 2, 2005 and December 28, 2003

					Accumulated
					Other
	Common Stock		Additional		Comprehensive	Total
			Paid-in-	Retained	Earnings	Shareholders’
	Shares	Amount	Capital	Earnings	(Loss)	Equity

	(In thousands)
Balance, December 30, 2002	21,276	$213	$131,418	$31,090	—	$162,721
Issuance of stock on options exercised — net	198	2	567	—	—	569
Tax benefits from exercise of common stock options	—	—	306	—	—	306
Net loss	—	—	—	(1,769)	—	(1,769)

Balance, December 28, 2003	21,474	215	132,291	29,321	—	161,827
Other comprehensive loss, net of tax	—	—	—	—	(6)	(6)
Issuance of stock on options exercised — net	779	8	3,576	—	—	3,584
Subsidiary stock options issued to consultants and employees	—	—	1,574	—	—	1,574
Net proceeds from issuance of common stock by subsidiary	—	—	20,454	—	—	20,454
Net loss	—	—	—	(4,041)	—	(4,041)

Balance, January 2, 2005	22,253	223	157,895	25,280	(6)	183,392
Other comprehensive earnings, net of tax	—	—	—	—	10,455	10,455
Issuance of stock on options exercised — net	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	703	—	—	703
Net proceeds from issuance of common stock by subsidiary	—	—	29	—	—	29
Expiration of repurchase commitment of subsidiary common shares	—	—	619	—	—	619
Net increase in minority interest in subsidiary equity	—	—	(5,095)	—	—	(5,095)
Net loss	—	—	—	(11,870)	—	(11,870)

Balance, January 1, 2006	22,300	$223	$154,301	$13,410	$10,449	$178,383

See notes to financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 1, 2006, January 2, 2005 and December 28, 2003

	2005	2004	2003

	(In thousands)
OPERATING ACTIVITIES:
Net loss	$(11,870)	$(4,041)	$(1,769)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	469	598	547
Stock-based compensation	796	1,366	—
Net impairments losses	882	6,244	1,000
Net unrealized gains on notes receivable	(5,215)	(3,054)	(3,452)
Minority interest in net income (loss) of subsidiary	(1,851)	(110)	—
Equity in (earnings) loss of unconsolidated investees	(8)	(1,207)	244
Deferred income taxes	(2,437)	(555)	580
Change in valuation allowance related to deferred income taxes	—	6,455	—
Increases in operating (assets) and liabilities:
Accounts receivable	(1,034)	(1,025)	(922)
Prepaid expenses	619	(825)	(1,584)
Other	(780)	694	(1,633)
Income taxes payable	5,476	(1,758)	970
Accounts payable	1,128	(80)	193
Deferred revenue	1,870	2,775	345
Other accrued expenses	(1,056)	1,929	(3,294)

Net Cash Provided by (Used in) Operating Activities	(13,011)	7,406	(8,775)

INVESTING ACTIVITIES:
Short-term investments, purchases	(42,450)	(29,936)	—
Short-term investments, sales/maturities	44,616	1,000	—
Proceeds from sale of land held under contract for sale	5,000	5,612	16,765
Purchase of land held under contract for sale	—	—	(1,273)
Proceeds from sale of land held for development	—	—	15,000
Increases in long-term assets related to Indian casino projects	(16,276)	(16,386)	(18,446)
Collection on receivable	—	—	2,482
Investments in investees	—	(577)	(859)
Proceeds from investees	850	1,683	—
Decrease in restricted cash	—	—	5,906
Increase in restricted cash	(4)	(244)	—
Increases in other long-term assets	(1,107)	(283)	(363)
Purchase of property and equipment	(6,573)	(886)	(77)

Net Cash Provided by (Used in) Investing Activities	(15,944)	(40,017)	19,135

FINANCING ACTIVITIES:
Proceeds from issuance of common stock	150	3,584	874
Net proceeds from issuance of common stock by subsidiary	—	32,404	—
Proceeds from issuance of long-term debt	10,000	—	—

Net Cash Provided by in Financing Activities	10,150	35,988	874

Net Increase (Decrease) in Cash and Cash Equivalents	(18,805)	3,377	11,234
Cash and Cash Equivalents — Beginning of Period	28,717	25,340	14,106

Cash and Cash Equivalents — End of Period	$9,912	$28,717	$25,340

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$39	$256	$6

Noncash investing and financing activities:
Capitalized television costs related to subsidiary stock options issued to consultants	$117	$208	$—

Acquisitions of long-term assets and advances related to Indian casino projects financed by vendors with accounts payable	$(5,743)	$(1,047)	$1,487

Acquisitions of property and equipment financed by vendors with accounts payable	$(743)	$—	$—

See notes to financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
January 1, 2006, January 2, 2005 and December 28, 2003

1.	Nature of Business and Summary of Significant Accounting Policies:
      Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), was established as a public corporation on December 31, 1998, via a distribution (the “Distribution”) of its common stock, par value $.01 per share (the “Common Stock”) to the shareholders of Grand Casinos, Inc. (“Grand Casinos”).
      Lakes has development agreements for various Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other business activities, including development of a Company-owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of January 1, 2006, Lakes owned approximately 62% of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company principally engaged in the development, production and marketing televised programming based on gaming themes, the licensing and sale of branded products, the sale of corporate sponsorships and a recently-launched online gaming venture. Lakes’ audited consolidated financial statements include the results of operations of WPTE, and in recent periods, all of Lakes’ revenues have been derived from WPTE’s business.
      Lakes, through various subsidiaries, has entered into the following contracts for the development and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort to be built on land placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. The casino location will be near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”).

•	Lakes has contracts to develop and manage a casino to be built on the Rancheria of the Jamul Indian Village (“Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing a new casino and the Pawnee Nation’s Trading Post and Travel Plaza casino operations.

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing a new casino and the Tribe’s existing Cimarron casino.

Use of estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, Significant estimates that are particularly susceptible to change materially within the next 12 months relate to revenue and related cost recognition relative to television

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
production activity, realizability of notes receivable and other long-term assets related to Indian casino projects, income tax liabilities, and deferred income tax asset valuation allowances.

Year end
      The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of loss ended on January 1, 2006 (2005), January 2, 2005 (2004), and December 28, 2003 (2003).

Basis of presentation
      The accompanying consolidated financial statements include the accounts of Lakes and its wholly owned and majority-owned subsidiaries. An investment representing less than 50% of voting interests is accounted for on the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

License fee income:
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
      Domestic television revenue is recognized upon the receipt and acceptance of completed episodes by the Travel Channel, LLC (“TRV”) in accordance with the terms of the contract.
      International television revenues for international distribution of the television series are recognized as earned under the criteria of SOP 00-2, which is noted above. WPTE presents international distribution license fee revenues net of the distributor’s fees.
      Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Host fees, sponsorship and other:
      Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired, and sponsorship revenues are recognized as the episodes that feature the sponsor are aired.
      Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity throughout the previous month. In accordance with Emerging Issues Task Force (EITF) 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
processing and chargebacks that are recorded as cost of revenues, since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. The company includes certain promotional expenses related to free bets and deposit bonuses along with customer charge backs as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Deferred revenue
      Licensing advances and guaranteed payments collected, but not yet earned by WPTE, as well as host fee and sponsorship receipts, collected prior to the airing of episodes, are classified as deferred revenue in the accompanying balance sheets. Deferred revenue is derived from three primary sources: Domestic Television, Product Licensing and Host Fees. Deferred revenue represents advanced payments received from TRV and product licensees, and deposits paid by casinos in order to secure a poker tournament date with the World Poker Tour as a host site. Deferred revenue was approximately $5.2 million and $3.3 million at January 1, 2006 and January 2, 2005, respectively.

Minority interest in subsidiary
      As of January 1, 2006, the $14.5 million minority interest balance on the accompanying balance sheet represents an approximately 38% outside ownership interest in WPTE.

Common shares subject to repurchase
      In 2004, WPTE inadvertently violated certain securities laws in connection with its initial public offering that could have required WPTE to repurchase shares sold in the offering, and the proceeds from the sale of these shares were reported on the balance sheet at approximately $0.6 million as of January 2, 2005 as a liability. However, in 2005, WPTE’s repurchase obligation with respect to such shares expired, and these proceeds have since been reclassified as permanent equity.

Cash equivalents
      Cash equivalents consist of money market funds and other highly liquid instruments with original maturities of three months or less.

Short-term investments
      The Company follows the provisions of Statement on Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities and has classified all of its investments as available for sale, whereby investments are reported at fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss), net of income taxes, in the accompanying statements of comprehensive earnings (loss). Market value is determined by the most recently traded price of the security at the balance sheet date. Net realized gains or losses are determined on the specific identification cost method.

Fair values of financial instruments
      The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments. The fair values of investment securities have been determined using values supplied by independent pricing services. The carrying amount of debt approximates its fair value at January 1, 2006 based upon other available financing.
      Notes receivable from Indian tribes are carried at estimated fair value determined as described below in the accounting policy under the heading “Long-term assets related to Indian casino projects.”

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred television costs
      WPTE accounts for its television costs pursuant to SOP No. 00-2. Television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Property and equipment
      Property and equipment is stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Leasehold improvements	6 years
Furniture and equipment	2-10 years
      In the case of leasehold improvements, estimated useful lives are limited to the term of the lease, including period covered by renewal options considered likely to be exercised.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The Company accounts for its advances to the tribes and its management contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the amounts due will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the contractual amount due. Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in the Company’s statement of operations.
      The determination of estimated fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Stock based compensation
      At January 1, 2006, Lakes has stock-based employee and directors’ compensation plans (see Note 11) and WPTE has one stock-based employee compensation plan. To date, the Company has accounted for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Compensation expense for stock option grants issued to employees

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is recorded to the extent the fair market value of the stock on the date of grant exceeds the option price. Compensation expense for restricted stock grants is measured based on the fair market value of the stock on the date of grant. The compensation expense is amortized ratably over the vesting period of the awards.
      The Company accounts for equity-based consultant compensation according to the recognition and measurement principles of EITF 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Service (EITF 96-18) and Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). Compensation expense for stock option grants issued to consultants is recorded at the fair market value of the options at the measurement date, defined as the date the options vest and services have been provided.
      All stock-based consultant compensation expenses are capitalized television costs of WPTE and are included as costs of revenue upon delivery and acceptance of completed episodes.
      The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation (in thousands, except per share data).

	2005	2004	2003

Net loss:
As reported	$(11,870)	$(4,041)	$(1,769)
Less: total stock-based compensation expense determined under the fair value method, net of related tax effects	(4,118)	(2,346)	(1,652)

Pro forma	$(15,988)	$(6,387)	$(3,421)

Net loss:
As reported — basic and diluted	$(0.53)	$(0.18)	$(0.08)
Pro forma — basic and diluted	$(0.72)	$(0.29)	$(0.16)
Weighted average fair value of Lakes’ options granted	$7.93	$5.14	$4.32
Weighted average fair value of WPTE options granted	$8.77	$5.52	$0.63
      Compensation expense of $0.8 million and $1.2 million in 2005 and 2004, respectively related to stock options issued to consultants has not been included in the tables above as these options are already recorded at fair market value and included in the reported net loss.
      The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model. The following assumptions were used to estimate the fair value of options:

Lakes’ stock options:

	2005	2004	2003

Risk-free interest rate	4.47%	4.24%	4.27%
Expected life	10 years	10 years	10 years
Volatility	62.7%	67.66%	42.47%
Dividend yield	—	—	—

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WPTE stock options:

	2005	2004	2002*

Risk-free interest rate	4.04%	4.05%	4.49%
Expected life	5 years	5 years	5 years
Expected dividend yield	—	—	—
Annualized volatility	99.30%	46.13%	—

*	No WPTE options were granted in 2003.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)), which amends FASB Statement No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) requires all companies to measure compensation expense for all share-based payments (including employee stock options) at fair value and recognize the expense over the related service period. Additionally, excess tax benefits, as defined in SFAS No. 123(R), will be recognized as an addition to paid-in capital and will be reclassified from operating cash flows to financing cash flows in the consolidated statements of cash flows. SFAS No. 123(R) will be effective for fiscal year 2006 beginning on January 2, 2006. Depending on the transitional option selected by management, there could be a retroactive effect on the Company’s financial statements of adopting the new standard. However, we are continuing to evaluate the effect that SFAS No. 123(R) will have on our financial position and results of operations.

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
      Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of January 1, 2006 and January 2, 2005 except for deferred tax assets related to unrealized investment losses and carryovers (see Note 10).

Advertising
      Advertising costs of approximately $1.6 million were expensed as incurred and included in selling, general and administrative expenses in 2005, and such costs were nominal in 2004 and 2003, respectively.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Litigation costs
      The Company does not accrue for future litigation defense costs, if any to be incurred by the Company in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

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

Loss per share
      For all periods, basic loss per share (EPS) is calculated by dividing net loss by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net loss by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 5,307,626, 5,193,676 and 4,326,602 shares in 2005, 2004 and 2003, respectively, were not included in the computation of diluted loss per share because the effects would have been anti-dilutive for the periods presented.

Concentrations of credit risk (see Note 12 for other concentrations)
      The financial instruments that subject the Company to concentrations of credit risk consist principally of long-term assets related to Indian casino projects in the form of notes receivable due from Indian tribes (See Note 4). The notes receivable are primarily with the Pokagon Band, the Shingle Springs Tribe and the Jamul Tribe. Lakes manages this risk by evaluating the feasibility of the projects, including likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event these obligations become uncollectible, the maximum losses to be sustained would be the carrying value of the notes plus the net carrying value of the unamortized intangible assets. (See also Note 14 regarding commitments for future advances.)

Reclassifications
      Certain amounts in the 2004 and 2003 consolidated financial statements have been reclassified to conform to the 2005 presentation.

Managements’ Financial Plans
      During 2006, Lakes’ corporate costs, excluding WPTE which is not expected to require additional capital from Lakes, will approximate $19 million, which includes approximately $4.0 million of interest related to the financing facility entered into on February 15, 2006. Development project-related costs are expected to approximate $40 million during 2006 and include approximately $25 million related to the Pokagon project as construction is estimated to begin in mid 2006. Lakes’ cash balance, excluding WPTE cash, was approximately $8.2 million as of January 1, 2006. Additionally, the Company may be required to pay taxes up to approximately $12 million plus interest and penalties in fiscal 2006 related to two tax matters.
      In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership (“Partnership”) and received a $10 million draw on this facility on December 16, 2005 (see Note 9). On February 15, 2006 (see Note 18), Lakes closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$5 million increments subject to the satisfaction of certain conditions. All amounts drawn against the facility will be repayable within three years. Approximately $10.2 million of the initial draw was used to repay in full the loan from the Partnership.
      Lakes will require additional capital through either public or private financings to meet operating expenses and development project-related costs during fiscal 2006 and the Company is currently considering various financing alternatives. The Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include, in addition to the long-term assets related to Indian casino projects, common shares of WPTE that have an estimated fair value of over $83.5 million as of February 27, 2006. This estimated value is based on the public trading price, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for additional financing.

2.	WPT Enterprises, Inc. initial public offering
      In 2004, the Securities and Exchange Commission declared effective a registration statement of WPTE that registered the offer and sale of up to 4,000,000 shares of WPTE common stock, at $8.00 per share, in WPTE’s initial public offering and an additional 600,000 shares of WPTE common stock that were sold by the underwriters involved in the offering exercise related to their over-allotment option. Proceeds from the sale of the 4,600,000 shares were $32.4 million, net of estimated offering expenses and underwriting discounts. These proceeds were used to expand WPTE’s entertainment production business and for its working capital. There were no selling shareholders participating in the offering. Net proceeds in excess of the amount allocated to minority interest have been reflected as additional paid-in-capital in the Company’s financial statements. Lakes did not recognize a gain on this transaction.
      In connection with WPTE’s initial public offering on August 9, 2004, WPTE issued to its lead underwriter, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant was not exercisable during the first year after the date of the offering and remains outstanding. The value attributable to the warrants was considered in the determination of net proceeds of the offering.
      As of January 1, 2006, Lakes’ consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $36.6 million. Included in this amount was WPTE cash and cash equivalents and short-term investments of $28.4 million.

3.	Short-term investments
      As of January 1, 2006, the cost, gross unrealized gains and losses and fair value of short-term investments were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury and agency securities	$8,766	$—	$(89)	$8,677
Certificates of deposit	155	—	(1)	154
Short-term municipal bonds	7,900	—	—	7,900
Corporate bonds	10,072	—	(68)	10,004

	$26,893	$—	$(158)	$26,735

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 2, 2005, the cost, gross unrealized gains and losses and fair value of short-term investments were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

U.S. treasury and agency securities	$13,161	$13	$(23)	$13,151
Certificates of deposit	155	—	(1)	154
Short-term municipal bonds	14,625	—	—	14,625
Corporate preferred securities	1,000	—	—	1,000

	$28,941	$13	$(24)	$28,930

      All of the investments with unrealized losses had been in a loss position for less than one year and are not considered to be other-than-temporarily impaired.

4.	Long-term assets related to Indian casino projects — Notes receivable
      The majority of the assets related to Indian casino projects are in the form of notes receivable due from the Indian tribes pursuant to the Company’s development and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the operating performance of each gaming facility. Repayments of the loans are required to be made only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe, repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fee to Lakes, and other obligations, with the remaining funds distributed to the Indian tribe.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the notes receivable account activity at fair value is summarized as follows, (in thousands):
      Indian casino projects under development:

		Shingle
	Pokagon	Springs	Jamul	Nipmuc	Other	Total

Balance as of December 30, 2002	$30,194	$7,899	$6,599	$561	$291	$45,544

Total advances during fiscal 2003	2,260	10,393	2,844	819	3	16,319
Allocation to intangible asset related to management contract	(1,580)	(5,075)	(1,148)	(712)	—	(8,515)
Changes in estimated fair value	1,497	1,382	515	45	13	3,452

Balance as of December 28, 2003	$32,371	$14,599	$8,810	$713	$307	$56,800

Total advances during fiscal 2004	2,820	8,648	2,131	472	20	14,091
Allocation to intangible asset related to management contract	(1,413)	(4,160)	(891)	(410)	(5)	(6,879)
Changes in estimated fair value	2,153	2,688	(705)	(775)	(307)	3,054

Balance as of January 2, 2005	$35,931	$21,775	$9,345	$—	$15	$67,066

Total advances during fiscal 2005	1,894	4,829	2,391	—	4,453	13,567
Total advances and project costs incurred related to the Kickapoo contract during fiscal 2005					6,251	6,251
Allocation to intangible asset related to management contract	(752)	(2,057)	(1,083)	—	(1,145)	(5,037)
Changes in estimated fair value	6,955	2,003	2,304	—	(6,047)	5,215

Balance as of January 1, 2006	$44,028	$26,550	$12,957	$—	$3,527	$87,062

      The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are estimated casino opening date, projected interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The terms and assumptions used to value the notes receivable at fair value are as follows by Indian casino project (dollars in thousands):
          Pokagon Band:

	As of January 1, 2006	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$61,827	$55,747	$50,054
	$(46,445 principal and $15,382 interest)	$(44,550 principal and $11,197 interest)	$(41,729 principal and $8,325 interest)
Stated interest rate, not to exceed 10% (prime plus 1%)	8.25%	6.25%	5.0%
Estimated months until casino opens (weighted average of three scenarios)	32 months	33 months	34 months
Projected interest rate until casino opens	8.2%	6.8%	6.4%
Projected interest rate during the loan repayment term	8.2%	8.2%	9.0%
Discount rate	15%	15%	15%
Repayment terms of note	60 months	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	90%	75%	70%
      Approximately $24.1 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase real property comprising the project site. The Company’s first deed of trust against the gaming land portion of this property (except for a small parcel worth approximately $0.3 million) was relinquished when the BIA placed the land into trust in January 2006. The Company still holds a deed of trust against the non-gaming land which has a cost basis of approximately $13.2 million.
      The estimated probability rate was increased from 75% to 90% in fiscal 2005, due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that will allow the land to be taken into trust by the Federal Government. Subsequently the Taxpayers of Michigan Against Casinos (“TOMAC”) filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006, the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by the Taxpayers of Michigan Against Casinos (TOMAC) versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project. TOMAC has 90 days from the date of the decision to Petition the U.S. Supreme Court to review the decision.
      Due to the delay related to this litigation the weighted average estimated casino opening date was extended from October 2007 to September 2008 during the year ended January 1, 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Shingle Springs Tribe:

	As of January 1, 2006	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$46,446	$38,156	$27,252
	$(37,905 principal and	$(33,076 principal and	$(24,428 principal and
	$8,541 interest)	$5,080 interest)	$2,824 interest)
Stated interest rate (prime plus 2%)	9.25%	7.25%	6.0%
Estimated months until casino opens (weighted average of three scenarios)	37 months	36 months	37 months
Projected interest rate until casino opens	9.2%	7.9%	7.6%
Projected interest rate during the loan repayment term	9.1%	8.7%	9.6%
Discount rate	15%	15%	15%
Projected repayment terms of note*	24 months	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%	65%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from January 2008 to February 2009 during the year ended January 1, 2006.
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
      In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is preparing the necessary additional information as requested by the Court for the two issues described above.
      In January 2005, Lakes received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. The federal favorable ruling related to the project is being appealed by El Dorado County.
          Jamul Tribe:

	As of January 1, 2006	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$21,247	$17,306	$14,163
	$(16,858 principal and	$(14,467 principal and	$(12,236 principal and
	$4,389 interest)	$2,839 interest)	$1,927 interest)
Stated interest rate (prime plus 2%)	9.25%	7.25%	6.0%
Estimated months until casino opens (weighted average of three scenarios)	34 months	36 months	36 months
Projected interest rate until casino opens	9.2%	7.9%	7.6%
Projected interest rate during the loan repayment term	9.2%	8.7%	9.6%
Discount rate	15%	15%	15%
Repayment terms of note*	84 months	84 months	12 months
Probability rate of casino opening (weighting of four scenarios)	80%	75%	75%

*	The contract was amended in October 2004, which changed the repayment terms of the notes to seven years.
      As a result of delays related to getting land contiguous to the reservation placed into trust, the weighted average estimated casino opening date was extended from January 2008 to November 2008 during the year ended January 1, 2006. The probability rate was increased from 75% at January 2, 2005 to 80% at January 1, 2006 as a result of the Jamul Tribe and Lakes formally announcing plans to build the casino on the approximate six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
          Nipmuc Tribe:

	As of January 1, 2006	As of January 2, 2005	As of December 28, 2003

Face value of note (principal and interest)	$7,0068	$6,513	$5,295
	$(5,461 principal and $1,607 interest)	$(5,461 principal and $1,052 interest)	$(4,634 principal and $661 interest)
Stated interest rate (prime plus 2%)	9.25%	7.25%	6.0%
Months until casino opens			72 months
Projected interest rate
until casino opens			8.7%
Projected interest rate during the loan repayment term			10.8%
Discount rate			33%
Repayment terms of note			60 months
Probability rate of casino opening			65%
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
become federally recognized and open and operate a casino successfully (with or without Lakes’ assistance) Lakes is entitled to receive payment in full of its notes receivable and deferred interest.

Other notes receivable from Indian tribes:
      Included in other notes receivable from Indian tribes are amounts advanced under agreements with the Iowa Tribe and Pawnee Tribe. Additionally, included in other in the above table for fiscal 2005 are amounts related to consulting agreements and management contracts entered into by Lakes with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 the Company’s relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. Lakes recognized an impairment charge of $0.1 million related to the intangible asset related to the acquisition of the management contract during the third quarter of fiscal 2005. In addition during fiscal 2005, the Company recorded an unrealized loss on notes receivable of $6.2 million related to the Kickapoo project. Included in the $6.2 million are unrealized losses of approximately $3.9 million related to project costs incurred that Lakes may be required to pay as a result of the terminated relationship, and approximately $2.3 million related to advances made by Lakes on the note receivable from the Kickapoo Tribe. As of January 1, 2006, Lakes owns approximately 18 acres of land near the Kickapoo site with a cost basis of approximately $0.7 million.
      The Company is negotiating with the Kickapoo Tribe to resolve all of the financial terms of the contracts including repayment of the advances, payment of unpaid project costs incurred, a sale of the land owned by Lakes to the Kickapoo Tribe, and to formally terminate the gaming operations consulting agreement, management contract, and related ancillary agreements relating to the project.
      Although various litigation and regulatory issues have caused delays to the Company’s remaining development projects, management believes it is probable that these pending projects will ultimately be completed and no additional impairments have been recorded.

5.	Long-term assets related to Indian casino projects — Intangible assets related to the acquisition of management contract
      These intangible assets are related to the acquisition of the management contracts and are periodically evaluated for impairment after they are initially recorded as described in Note 1. They include portions of advances to tribes allocated to these management contracts and approximately $5.4 million of additional costs incurred to acquire Lakes’ interest in the management contracts from third parties as of January 1, 2006 and January 2, 2005.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information with respect to the intangible assets related to the acquisition of management contracts account activity by project is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Nipmuc	Other	Total

Balance as of December 30, 2002	$14,550	$6,462	$3,751	$3,407	$—	$28,170

Payments to third parties for acquisition of management contract and other	61	1,001	999	—	—	2,061
Allocation of advances made to Indian tribes	1,580	5,075	1,148	712	—	8,515

Balance as of December 28, 2003	$16,191	$12,538	$5,898	$4,119	$—	$38,746

Payments to third parties for acquisition of management contract and other	—	—	—	—	—	—
Allocation of advances made to Indian tribes	1,413	4,160	891	410	5	6,879
Impairment loss	—	—	—	(4,529)	—	(4,529)

Balance as of January 2, 2005	$17,604	$16,698	$6,789	$—	$5	$41,096

Payments to third parties for acquisition of management contract and other	—	—	—	—	49	49
Allocation of advances made to Indian tribes	752	2,057	1,083	—	1,145	5,037
Impairment loss	—	—	—	—	(94)	(94)

Balance as of January 1, 2006	$18,356	$18,755	$7,872	$—	$1,105	$46,088

      Lakes will amortize the intangible assets related to the acquisition of the management contracts under the straight-line method over the lives of the contracts in accordance with FASB No. 142, which will commence when the related casinos open. There has been no amortization expense to date related to these intangible assets. Based on current estimates of project opening dates and estimated length of management contracts, the Company expects to recognize amortization expense of $0, $1.9 million, $7.1 million, $7.6 million and $7.6 million during 2006, 2007, 2008, 2009 and 2010, respectively.
      During 2005, Lakes recognized a $0.1 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Kickapoo Tribe, see Note 4 for a description of the 2005 write-off of all assets related to the Kickapoo Tribe project. During 2004, Lakes recognized a $4.5 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Nipmuc Nation. See Note 4 for a description of the 2004 write-off of all assets related to the Nipmuc Nation.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-term investments
      Information with respect to long-term investments on the consolidated balance sheets is summarized as follows, (in thousands):

	January 1, 2006	January 2, 2005

Investment in Metroflag Polo, LLC	$—	$5,000
Investment in Pokertek	10,627	—
Other	13	1,093

	$10,640	$6,093

Membership interest in Metroflag Polo, LLC
      The amount represented an investment in property located in Las Vegas. The investment was carried at its estimated net realizable value of $5.0 million at January 2, 2005. This investment relates to land sold by Lakes to Metroflag Polo, LLC (“Metroflag”) in 2001.
      On July 15, 2005, the Company received a $5.0 million payment from Metroflag Polo, LLC (“Metroflag”), in full satisfaction of the Company’s membership interest in Metroflag, which approximated the carrying value of the asset. Accordingly, no gain or loss was recorded in fiscal 2005 related to this transaction.

Investment in PokerTek
      Until October 14, 2005, WPTE had an investment, (consisting of a 15% equity interest carried at its nominal cost basis) in and a loan receivable from PokerTek, a company that offers an electronic poker table called the PokerPro system that provides a fully automated poker room environment to tribal and commercial casinos and card clubs. On October 14, 2005, PokerTek announced its public offering of 2,000,000 shares of common stock at a price of $11 per share. Concurrently with the public offering, WPTE’s ownership interest was diluted to 11.7% (1,080,000 shares), and PokerTek repaid WPTE the outstanding loan amount at its maturity value of $186,000. WPTE’s shares in PokerTek are restricted, thus prohibiting any sale of such shares in the market for six months. Nevertheless, in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities, WPTE adjusted its investment to fair market value and classified it as “available for sale”. The net unrealized gains and losses from this investment are accounted for in a separate component of shareholder’s equity.
      On January 20, 2006, WPTE entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by WPTE, at a price per share of $9.03. WPTE closed the transaction on February 28, 2006, and received proceeds of approximately $5.7 million. As a result, WPTE now has a 4.75% ownership interest in PokerTek.

7.	Deferred television costs
      As of January 1, 2006 and January 2, 2005 deferred television costs consist of the following and are included in other current assets (in thousands):

	2005	2004

In-production	$1,122	$911
Development and pre-production	398	6

	$1,520	$917

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      As of January 1, 2006 and January 2, 2005, overhead costs of $0.3 million and $0.2 million, respectively, were included in deferred television costs. Based upon management’s estimates as of January 1, 2006, approximately 100% of deferred television costs are expected to be recognized during fiscal 2006.
8.     Property and equipment, net
      The following table summarizes the components of property and equipment, at cost (in thousands):

	2005	2004

Building	$6,444	$6,407
Leasehold improvements	595
Furniture and equipment	4,164	3,469
Construction in progress	6,030	—

	17,233	9,876
Less accumulated depreciation	(3,782)	(3,081)

	$13,451	$6,795

      At January 1, 2006, construction in progress relates to pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. In February 2005, Lakes received gaming site approval by the Mississippi Gaming Commission with respect to its proposed casino location. Lakes plans to develop the project on an approximately 160-acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land purchase options. In connection with the planned development of the casino, Lakes has recorded $0.5 million related to land options, which are carried on the consolidated balance sheet in other long-term assets. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for an approximately $225 million gaming project to be built on this site.

9.	Long-term debt — related party
      On December 16, 2005, Lakes closed on a $20 million financing facility with the Partnership (see Note 1). An initial draw of $10 million was made under the facility on December 16, 2005, and the remaining $10 million could be drawn in $5 million increments over time as needed. Any funds drawn under the facility bear interest at the rate of 12% per annum and are due and payable on the third anniversary of the first advance drawn. In consideration for the financing facility, Lakes issued to the Partnership warrants for the purchase of up to 2 million shares of its common stock at a purchase price of $7.88 per share that expire in December 2012. The warrants will not become exercisable if Lakes’ borrowings under the facility do not exceed $10 million in the aggregate and all amounts owed under the facility are repaid in full on or before February 28, 2006. On February 16, 2006 the facility was repaid in full with part of the proceeds of the new financing, which terminated all agreements relating to the Partnership financing facility, including cancellation of the 2 million warrants (see Note 18).
      No commitment fees, closing fees or loan servicing fees were assessed or paid in connection with the facility. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil Sell, a Director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income taxes
      The provision (benefit) for income taxes attributable to losses for 2005, 2004 and 2003 consist of the following (in thousands):

	Years Ended

	2005	2004	2003

Current:
Federal	$(124)	$132	$(3,777)
State	9	41	—

	(115)	173	$(3,777)
Deferred	(1,046)	3,869	2,760

	$(1,161)	$4,042	$(1,017)

      Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on losses before income taxes for 2005, 2004 and 2003 are summarized as follows:

	Year Ended

	2005	2004	2003

Statutory federal tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(1.2)	(164.2)	(1.8)
Tax exempt income	(.1)	(1.0)	—
Change in valuation allowance*	26.5	984.4	—
Change in state tax rate	—	123.3	—
Legal settlement received	—	(459.5)	—
Other, net (primarily related to stock option exercise benefit in 2005)	2.0	23.6	(1.7)

	(7.8)%	471.6%	(38.5)%

*	Does not consider the tax effect of unrealized holding gains of $10.4 million and the exercise of employee stock options of $12.0 million during 2005.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s deferred income tax liabilities and assets are as follows (in thousands):

	2005	2004

Current deferred tax asset:
Subsidiary stock option expense	$257	$541
Accruals, reserves and other	433	776
Valuation allowances	(690)	(1,180)

	$—	$137

Non-current deferred taxes:
Unrealized investment losses	$6,852	$4,278
Deferred interest on notes receivable	12,878	8,784
Unrealized gains on notes receivable	(8,366)	(4,083)
Net operating loss carryforwards	13,983	3,952
Other	(593)	571
Valuation allowances	(17,902)	(9,224)

Net non-current deferred tax asset	$6,852	$4,278

      Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at January 1, 2006 and January 2, 2005. Lakes evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against these items at January 1, 2006, and January 2, 2005. However, the Company has recognized a deferred tax asset related to capital losses during 2001 to 2005. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $74.1 million as of January 1, 2006 based upon the closing stock price as reported by Nasdaq on December 30, 2005 of $5.94.
      The Company is currently under examination for income and franchise tax matters. See Note 14 regarding the IRS tax audit and the Louisiana Department of Revenue tax litigation matter.
      At January 1, 2006, Lakes had approximately $17.9 million of federal and $27.9 million of state net operating losses and WPTE had approximately $17.2 million of federal and $17.3 million of state net operating losses. The Lakes federal net operating loss will begin to expire in 2023 and the state net operating loss will expire at various times depending on specific state laws.

11.	Stock options:

Lakes Stock Option Plans:
      Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan, which was carried forward from Lakes’ predecessor Grand Casinos. These plans granted non-qualified stock options to officers, directors and employees of Lakes. No options have been granted under these plans since December 31, 1998, the date of Lakes’ spin-off from Grand Casinos.
      Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan, which are approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of incentive and non-qualified stock options to officers, directors, and employees. Under the stock options granted under the 1998 option plans, the options vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. To the extent options are vested, the option shall be exercisable for ten years from the date of grant. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any stock option, any options remaining to vest as of the date of termination will be forfeited.
      Information with respect to these stock option plans is summarized as follows:

		Number of Common Shares

	Lakes			Weighted
	Options		Available	Ave. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at December 29, 2002	5,048,258	3,429,258	1,732,000	$4.54
Granted	60,000	—	(60,000)	7.18
Canceled	(583,688)	—	149,000	4.16
Exercised	(197,968)	—	—	4.41

Balance at December 28, 2003	4,326,602	3,317,402	1,821,000	$4.51
Granted	1,655,000	—	(1,655,000)	8.35
Additional shares authorized	—	—	100,000	—
Canceled	(9,400)	—	—	4.51
Exercised	(778,526)	—	—	4.60

Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Granted	171,500	—	(171,500)	15.48
Canceled	—	—	—	—
Exercised	(57,550)	—	—	5.68

Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03

				Options Exercisable at
	Options Outstanding at January 1, 2006			January 1, 2006

		Weighted Average
	Number	Remaining	Weighted-Average	Number	Weighted-
Range of Exercises Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Average Price

$ (3.25 — 3.63)	289,000	5.5 years	$3.45	192,200	$3.49
(3.63 — 5.45)	2,542,200	3.2 years	4.24	2,498,200	4.24
(5.45 — 7.26)	649,926	1.2 years	5.81	619,926	5.74
(7.26 — 9.08)	1,528,000	7.6 years	8.13	814,000	8.13
(9.08 — 10.90)	52,000	8.7 years	10.60	10,400	10.60
(10.90 — 12.71)	81,500	8.9 years	11.43	18,750	11.34
(12.71 — 14.53)	95,000	9.1 years	14.00	—	—
(14.53 — 16.34)	5,000	9.0 years	16.11	—	—
(16.34 — 18.16)	65,000	9.2 years	17.91	—	—

	5,307,626	4.7 years	$6.03	4,153,476	$5.24

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WPTE stock option plan:
      World Poker Tour, LLC, a majority-owned subsidiary of Lakes and predecessor entity of WPTE, adopted the 2002 Option Plan (the 2002 Plan) which was approved to issue up to an aggregate of 1,120,000 shares in connection with option grants to employees and consultants. The options become exercisable in quarterly installments on each of the first four anniversaries of the date of the grant and expire six years after being exercisable. The employee must be employed by WPTE on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any unit option, any options remaining to vest as of the date of termination will be forfeited.
      In connection with the conversion to a corporation, WPTE adopted the 2004 Stock Incentive Plan that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under the 2002 Plan at the time of conversion. Under the stock options granted in 2004 under the 2004 option plan, the options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by WPTE on the anniversary date in order to vest in any shares that year. If the employee is terminated (voluntarily or involuntarily) prior to vesting of any stock option, any options remaining to vest as of the date of termination will be forfeited. To the extent options are vested, the option shall be exercisable for ten years from the date of grant.
      Information with respect to WPTE’s stock option plans is summarized as follows:

		Number of Common Shares

	Options		Available for	Weighted Avg.
	Outstanding	Exercisable	Grant	Exercise Price

Balance at December 29, 2002	1,120,000	—	—	$0.0049
Granted	—		—	—
Exercised	—		—	—

Balance at December 28, 2003	1,120,000	280,000	—	$0.0049
Authorized	—		2,000,000
Granted	1,441,000		(1,441,000)	8.18
Exercised	—		—	—

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	443,000		(443,000)	12.75
Forfeited	(167,667)		167,667	11.99
Exercised	(678,333)			0.04

Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Options Exercisable at
	Options Outstanding at January 1, 2006			January 1, 2006

		Weighted Avg.			Weighted
	Number	Remaining	Weighted Avg.	Number	Avg.
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price

$0.0049	445,000	6.15	$0.0049	165,000	$0.0049
$7.95-9.92	1,373,500	8.63	$8.04	446,667	$8.04
$11.95-14.51	286,000	8.78	$12.18	8,666	$14.51
$15.05-19.50	53,500	9.30	$16.41	—	—

$(.0049-19.50)	2,158,000	8.27	$7.14	620,333	$6.00

      For stock options issued to employees, deferred stock compensation for the options is measured at the stocks’ fair value in excess of the exercise price on the date of grant and is being amortized over the vesting period of four years. In connection with these grants, WPTE recorded deferred compensation of $2,500, as options granted under the 2002 plan had an exercise price less than the fair value of the underlying share on the date of grant.
      For options issued to consultants, compensation expense is measured at the option’s fair value. Fair value is measured when the options vest in annual installments on each of the first four anniversaries of the date of the grant. Compensation expense is estimated in periods prior to vesting based on the then current fair value. Changes in the estimated fair value of unvested options are recorded in the periods the change occurs. Compensation expense for options issued to consultants was $0.8 million in 2005, $1.4 million in 2004, respectively. All of these expenses are capitalized television costs and are included as costs of revenue upon delivery and acceptance of completed episodes.

Restricted shares issued
      On March 4, 2002, WPTE granted 2.4 million shares to its President under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003, and are fully vested at February 25, 2006. In connection with this grant, WPTE recorded deferred compensation of $19,200. WPTE recognized compensation expense of $4,800 in 2005, $4,800 in 2004 and $4,800 in 2003 for shares earned based upon services provided under the management agreement.

12.	Concentrations
      Under WPTE’s agreements with TRV, it granted TRV an exclusive license to broadcast and telecast its programs on television in the United States during seasons one and two of the World Poker Tour television series and options to acquire similar licenses for the episodes comprising each of the seasons three through seven, which will not be completed until 2009. In May 2004 and March 2005, TRV exercised its options with respect to seasons three and four, respectively.
      Under these agreements, WPTE is required to deliver each episode of the World Poker Tour television series by a specific delivery date. If WPTE fails to timely deliver an episode, TRV has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more episodes by WPTE may have a material adverse effect on WPTE’s financial condition, results of operations and cash flow.
      TRV’s decision to exercise its options may be affected by, among other things, WPTE’s ability to deliver episodes in a timely manner, as well as the quality of the programming and its continued acceptance by the viewing public. Since the revenue from the TRV has represented approximately 61% of total historical WPTE revenue, a decision by TRV not to exercise its options for future seasons would have a material adverse effect on WPTE’s financial condition, results of operations and cash flow, especially if this decision were made prior

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
to the material growth of other WPTE revenue streams (for example, from the sale of branded merchandise). Even following the growth of other revenue streams, the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand.
      See Note 14 regarding resolution of WPTE litigation with TRV.

13.	Employee retirement plan:
      Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed $0.10 million, $0.10 million and $0.11 million during 2005, 2004 and 2003, respectively. Company contributions are vested over a period of five years.
      In 2004, WPTE established a section 401(k) employee savings plan for all eligible full-time employees. WPTE has the ability, at management’s sole discretion, to match employee contributions. WPTE made no matching contribution during 2005 or 2004.
      Effective December 2005, WPTE’s post production group, comprising approximately 27% of WPTE’s workforce, began operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). Under the agreement, WPTE is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions to date have been minimal. The agreement expires in November 2007.

14.	Commitments and contingencies:

Lakes’ Commitments and Contingencies

Operating lease
      The Company leases an airplane, under a non-cancelable operating lease. Rent expense, under this lease, exclusive of real estate taxes, insurance, and maintenance expense was $1.5 million, $1.1 million and $0.6 million for 2005, 2004 and 2003, respectively. The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Approximate future minimum lease payments due under this lease are $1.6 million, of which $0.7 million, $0.7 million and $0.2 million are payable in 2006, 2007 and 2008, respectively. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to $5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three-year lease term; however at the conclusion of the lease, the Company is required to either purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three-year lease term.

IRS tax audit
      The Company is under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position the Company may be required to pay up to approximately $3.2 million plus accrued interest and penalties related to tax on ordinary income. The Company originally carried back capital losses to offset the capital gain. If the Company were to be unsuccessful in sustaining its capital gain position it could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. Management believes that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s future consolidated financial position or results of operations. However, it may have a significant effect on cash flows in the period of settlement.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tribal commitments
      The Company’s management contracts with its tribal partners require the Company to provide financial support related to project development, in the form of loans.
Tribal Casino Development Advances/ Commitments
As of January 1, 2006

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In millions)
Jamul Tribe	$16.9	$6.6	$6.5
Shingle Springs Tribe	37.9	8.8	3.3
Pokagon Band	46.4	—	26.6
Iowa Tribe	0.7	0.1	—
Pawnee Nation	3.8	—	1.1
Kickapoo Tribe	$2.3	$0.7	—
      For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing to the Pokagon Band at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Based on discussions with prospective lenders the Company presently believes that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available at the time the project begins construction. Lakes is not required to fund these amounts. If, however, Lakes discontinued the funding prior to fulfilling the obligation, Lakes will forfeit the rights under the management contract.
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million in accordance with the management contract with the Pokagon Band which is payable once the casino opens over 24 months.
      Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes.

Employment agreements
      Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to three years of base salary and three years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401k matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, due to constructive termination, all unvested stock options vest at the date of termination and remain

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercisable for two years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

WPTE Commitments
      WPTE has an employment agreement with Steven Lipscomb, Founder, President and Chief Executive Officer of WPTE, under which it has agreed to pay an annualized base salary of $500,000 commencing as of December 29, 2003, and expiring on December 29, 2006, and Mr. Lipscomb will be eligible to participate in an annual bonus pool of up to 10% of WPTE’s net profits and an additional bonus equal to 5% of WPTE’s annual net profits above $3.0 million in such fiscal year. WPTE also granted Mr. Lipscomb options to purchase 600,000 shares of WPTE’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.
      As mentioned in Note 11, Mr. Lipscomb was previously granted 2,400,000 shares. The shares vest in four equal installments annually beginning February 25, 2003. During 2005, Mr. Lipscomb sold 755,000 shares, and a result, 1,645,000 remain outstanding. Additionally, the forfeiture restrictions on the remaining 600,000 shares lapsed on February 25, 2006.
      Effective March 1, 2005, WPTE entered into a seventy-five month operating lease agreement for office space. Aggregate lease payments began at approximately $460,000 annually and escalate to approximately $530,000 annually over the lease term. Future minimum lease payments will be approximately $0.5 million in each of the next five years. In addition, WPTE has an option to renew the lease for the entire premises for a period of five years exercisable not later than twelve months prior to the lease expiration date. Under such renewal, rent would be adjusted to market rates.
Legal proceedings

Slot machine litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The defendants have moved to seek the payment of their costs and attorneys’ fees. The motion has been fully briefed and is pending before the Trial Court. The plaintiffs have appealed from the judgment to the United States Court of Appeals for the Ninth Circuit, and the briefing of the appeal is scheduled to be completed by the end of March 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has not recorded any liability for this matter, as currently an estimate of any possible loss cannot be made. Management currently believes the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

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
      The Court issued its decision on the appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the Court of Appeals decision to be depublished. CalTrans is now preparing to comply with the Court of Appeals order.
      The Company has not recorded any liability for this matter as management currently believes that the Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Grand Casinos, Inc. litigation
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.” or “Harrah’s”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Louisiana Department of Revenue litigation tax matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. The Company has recorded a provision for its estimated settlement related to this examination including accrued interest, which is included as part of income taxes payable on the Company’s consolidated balance sheets.

WPTE litigation with TRV
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the PPT, and to clarify and enforce WPTE’s rights with respect to the WPT. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. On January 25, 2006, the parties settled the lawsuit and TRV entered into an agreement with WPTE to air the PPT television series.

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

15.	Related party transactions
      Lakes, through its subsidiaries Lakes Jamul, Inc. and Lakes Shingle Springs, Inc. respectively, advanced $0.97 million to each of KAR-California and KAR-Shingle Springs (the “KAR Entities”) pursuant to promissory notes dated in 1999 (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs casino projects. The loans were part of overall transactions in which Lakes acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As such, the business purpose for the loans by Lakes was to acquire interests in the subject casinos projects, as the loans were a condition to entering into the joint ventures.
      In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. Lakes recorded the $1.9 million as part of its long-term assets related to the Jamul and Shingle Springs Indian casino projects described in Note 1. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes forgave the notes receivable from the KAR Entities subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      Under the agreement with Mr. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase his respective original equity interest in the Lakes’ Subsidiaries and he will be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the management contract with the Jamul casino and a 15% equity interest in Lakes’ management contract with the Shingle Springs casino. Upon obtaining this interest, Mr. Argovitz will become obligated to repay 50% of the 1999 Notes. If he is not found suitable or does not elect to purchase equity interests in the Lakes Subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the Jamul and Shingle Springs casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts).
      In addition, the KAR Entities owe Lakes $1.3 million as of January 1, 2006, and January 2, 2005. These amounts represent the KAR Entities’ portion of non-reimbursed costs related to the Jamul and Shingle Springs projects. The partners of the KAR Entities will repay these amounts from future revenues earned from the projects.
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
      The Company calculated the fair value of this collateral by determining the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows. This calculation resulted in a fair value of the collateral, which exceeded Mr. Kean’s obligation of $1.8 million as of January 1, 2006, and January 2, 2005. Therefore, no impairment has been recorded.
      Lakes continues to monitor the collectibility of this note on a quarterly basis and as of January 1, 2006 and January 2, 2005 concluded that repayment was probable based upon Mr. Kean’s remaining economic interests in the Jamul and Shingle Springs projects. Lakes also advanced Mr. Kean $0.8 million and $0.2 million in 2005 and 2004 respectively as consideration for assisting Lakes in obtaining and entering into development and management contracts for new casino projects. These amounts are included as part of other long-term assets on the consolidated balance sheets. The advances are evidenced by a loan that is secured by the future operations of certain casino projects in which Mr. Kean is directly involved in. The outstanding amount of this loan was $1.0 million and $0.2 million at January 1, 2006, and January 2, 2005, respectively. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.
      In addition, Lakes has an outstanding note from Kevin Kean of $0.1 million and $0.25 million at January 1, 2006, and January 2, 2005, respectively.
      Lakes has entered into a license agreement with Sklansky Games, LLC (“Sklansky”) pursuant to which Lakes is developing a World Poker Tour No Limit Texas Hold’Em casino table game that uses certain of Sklansky’s intellectual property rights. Lakes had also entered into a license agreement with WPTE pursuant to which Lakes has obtained a license to utilize the World Poker Tour name and logo in connection with a casino table game. Under the terms of this agreement, if Lakes elects to proceed with its development of the casino table game, Lakes will be required to pay WPTE a specified minimum annual royalty payment of 10% of gross revenues, and Sklansky a specified minimum annual royalty payment of 30% of the gross revenue Lakes receives from its sale or lease of the game. Also, Lakes, through one of its wholly-owned subsidiaries, holds an indirect majority ownership in WPTE. Lyle Berman and his son, Bradley Berman, own 28% and 44% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman of WPTE, and Bradley Berman is a member of WPTE’s Board of Directors.
      Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group. Ltd. (“G-III”). Morris Goldfarb, a Lakes director, is also a director, Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE. As of January 1, 2006, G-III paid WPTE approximately $0.3 million.
      As discussed in Note 6, WPTE owned approximately 11.7% of PokerTek at January 1, 2006. Lyle Berman along with his son Bradley Berman, who is an employee of Lakes and sits on the Board of Directors of WPTE, made personal investments in PokerTek, and as of January 1, 2006, held a combined ownership of approximately 9% of PokerTek. In addition, Lyle Berman agreed to serve as Chairman of the Board of PokerTek and received 200,000 stock options in the company.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Segment Information
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

	Industry Segments

	Casino	World Poker	Corporate &
	projects	Tour	Eliminations	Consolidated

2005
Revenue	$0.1	$18.0	$0.1	$18.2
Net impairment charges	0.1	—	0.8	0.9
Operating earnings (loss)	4.1	(6.1)	(14.5)	(16.5)
Total assets	160.6	46.4	23.6	230.6
Depreciation expense	$—	$0.2	$0.3	$0.5
2004
Revenue	$—	$17.6	$—	$17.6
Net impairment charges	5.2	—	1.0	6.2
Operating earnings (loss)	(3.4)	0.7	(10.2)	(12.9)
Total assets	127.1	37.1	44.9	209.1
Depreciation expense	$—	$0.1	$0.5	$0.6
2003
Revenue	$—	$4.3	$—	$4.3
Net impairment charges	—	—	1.0	1.0
Operating earnings (loss)	3.2	(0.3)	(6.3)	(3.4)
Total assets	118.4	2.5	53.6	174.5
Depreciation expense	$—	$0.1	$0.4	$0.5

17.	Net impairment charges
      Net impairment charges of $0.9 million, $6.2 million and $1.0 million were recognized during 2005, 2004 and 2003, respectively. The net impairment losses related to the following (in thousands):

	2005	2004	2003

Long-term assets related to the Nipmuc Nation Indian casino project (see Note 4)	$—	$5,832	$—
Long-term assets related to the Kickapoo Tribe casino project (see Note 4)	94	—	—
Sale of land in Las Vegas		1,000	1,000
Other	788	(588)	—

Total Net Impairment Charges	$882	$6,244	$1,000

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Subsequent events

Lakes’ financing facility:
      On February 15, 2006, Lakes closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to certain conditions. Any funds drawn on the facility bear interest at the rate of 12% per annum, interest payable in arrears monthly, subject to adjustment based on the value of the collateral, and are due and payable in full on the third anniversary of the closing date. Lakes may prepay the facility in whole or in part without penalty at any time. Lakes received net proceeds of approximately $12.1 million after repaying the Partnership facility with accrued interest and after costs and fees associated with the Prentice financing facility. Approximately $10.2 million of the initial draw was used to repay in full Lakes’ December 16, 2005 loan from the Partnership (Note 9).
      The $50 million financing facility is secured by most of the assets of Lakes and certain of its subsidiaries (other than WPTE), including all of Lakes’ shares of WPTE. Lakes is permitted to sell up to 3 million of the approximate 12.5 million WPTE shares it owns without application to reduction of the amounts owing under the financing facility, subject to certain conditions. As consideration for the financing, Lakes issued to an affiliate of Prentice Capital warrants to purchase 1.25 million shares of common stock that can be immediately exercised at $7.50 per share. The warrants are subject to customary anti-dilution protections. An additional 1.25 million warrants to purchase common stock are exercisable at $7.50 per share as additional draws under the facility are made. Up to an additional 1.96 million warrants to purchase common stock can be exercised at $7.50 per share upon the occurrence of certain events relating to loan collateral. All warrants expire in February, 2013. The lender has demand registration rights with respect to the Lakes common stock underlying the warrants and, upon certain events, the WPTE shares pledged by Lakes to the lender. Lakes has agreed to pay substantially all of the costs incurred in the preparation and filing of these registration statements. Lakes is in the process of valuing the warrants which will be recorded as a debt discount with the value recorded as additional paid in capital.

WPTE agreements with the TRV:
      WPTE entered into an agreement with Discovery Communications, Inc. (the parent company to the TRV) in January 2006, pursuant to which TRV agreed to license the U.S. rights to telecast Season One of the Professional Poker Tourtm (PPT) events. The agreement provides the TRV with successive one-year options to acquire the exclusive license to telecast the episodes produced in connection with Seasons Two through Four of the PPT. Additionally, upon termination of the agreement, TRV’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

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
Management’s Annual Report on Internal Control over Financial Reporting
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 1, 2006, our internal control over financial reporting is effective based on these criteria. Piercy Bowler Taylor & Kern, the independent registered public accounting firm that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included in this Annual Report on Form 10-K.
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
Changes in Internal Control Over Financial Reporting
      As a result of discussions with the staff of the Securities and Exchange Commission on the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003, during the fourth quarter of 2005 the Company re-evaluated and changed its accounting methodology surrounding its contractual relationships with Indian tribes, including the implementation of internal control procedures supporting the new accounting methodology. These changes were made prior to filing the Company’s Annual Report on Form 10-K for fiscal 2004 and the Quarterly Reports on Form 10-Q for the first three quarters of fiscal 2005, all of which were filed in December 2005. There have been no other changes to our internal control over financial reporting since the implementation of the new accounting methodology.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota
      We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Lakes Entertainment, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that Lakes Entertainment, Inc. and Subsidiaries maintained effective internal control over financial reporting as of January 1, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lakes Entertainment, Inc. and Subsidiaries and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/ Piercy Bowler Taylor & Kern
Piercy Bowler Taylor & Kern, Certified Public Accountants
and Business Advisors a Professional Corporation
Las Vegas, Nevada
February 17, 2006

ITEM 9B.	OTHER INFORMATION
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
      The Company has adopted a code of ethics that applies to the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Company will provide, free of charge, a copy of this code of ethics upon written request sent to our Secretary at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.
      The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment” and “Section 16(a) Beneficial Reporting Compliance” to be included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.
      The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation,” but excluding the discussion included under the subsection captioned “Executive Compensation — Stock Performance Graph,” to be included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
EQUITY COMPENSATION PLAN INFORMATION
      The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the “1998 Employee Plan”) and the 1998 Director Stock Option Plan (the “1998 Director Plan”) permit the grant of up to a maximum of 5,000,000 shares and 500,000 shares of common stock, respectively, as of the end of fiscal 2005.
      The 1998 Employee Plan is designed to integrate compensation of our executives (including officers and directors but excluding directors who are not also full-time employees) with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. Under the 1998 Director Plan, we may issue equity awards to members of our Board of Directors, who are not also our employees or employees of our subsidiaries. The 1998 Employee Plan and 1998 Director Plan have each been approved by our shareholders.
      In connection with our establishment as a public corporation, which occurred pursuant to a distribution of our common stock to the then shareholders of Grand Casinos (the “Distribution”), we issued options to purchase our common stock to the holders of then-outstanding options to purchase common stock of Grand Casinos. These Distribution-related options were treated as awards granted outside of the 1998 Employee Plan and the 1998 Director Plan, and we did not seek shareholder approval for the Distribution-related option grants apart from the approval obtained from the shareholders of Grand Casinos for the overall public distribution of our common stock.

      The following table provides certain information as of January 1, 2006 with respect to our equity compensation plans:

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	4,350,700	$6.01	19,500
1998 Director Plan	317,000	$7.13	75,000

Total	4,667,700	$6.09	94,500

Equity Compensation plans not approved by shareholders:
Distribution — related Stock Option	639,926	$5.59	—
Warrants to Partnership	2,000,000	$7.88	—

Total	2,639,926	$7.32	—

TOTAL	7,307,626	$6.53	94,500

Item 13.	Certain Relationships and Related Transactions
      The information required by this Item 13 is incorporated herein by reference to the discussion under the section captioned “Certain Relationships and Related Transactions” to be included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services
      The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a)(1) Consolidated Financial Statements:
      (a)(2) None

      (a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).

3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)

3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)

4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)

10.1	Distribution Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Form 8-K filed January 8, 1999.)

10.2	Employee Benefits and Other Employment Matters Allocation Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Form 8-K filed January 8, 1999.)

10.3	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)

10.4	Tax Allocation and Indemnity Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Form 8-K filed January 8, 1999.)

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/ Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the ‘Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.) *

10.9	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.) *

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17	Intentionally omitted.

Exhibits	Description

10.18	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.19	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.20	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.21	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.22	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.23	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.24	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.25	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.26	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.27	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.28	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.29	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.30	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.31	Member Control Agreement of Metroplex-Lakes, LLC, by and between Grand Casinos Nevada I, Inc., Metroplex, LLC, and Metroplex-Lakes, LLC dated as of April 25, 2000. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended July 2, 2000.)

10.32	Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.33	Promissory Note, dated as of October 12, 2000, by and between Pacific Coast Gaming — Santa Rosa, LLC, a Minnesota limited liability company, and Lakes Cloverdale, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.34	Intentionally omitted.

10.35	Intentionally omitted.

10.36	Intentionally omitted.

10.37	First Amended and Restated Lakes Note, dated as of October 16, 2000, by and between the Pokagon Band of Potawatomi Indians and Great Lakes of Michigan, LLC, a Minnesota limited liability company. (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 1, 2000.)

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Intentionally omitted.

10.41	Intentionally omitted.

10.42	Intentionally omitted.

10.43	Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag Polo, LLC, a Nevada limited liability company. (Incorporated herein by reference to Exhibit 10.56 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.44	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag Polo, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.57 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.45	Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001, by and among Metroflag Polo, LLC, Lawyers Title of Nevada, Inc. as trusted, and Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.58 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.46	Purchase Agreement, dated as of December 28, 2001, by and among Grand Casinos Nevada I, Inc., a Minnesota corporation, and Metroflag BP, LLC, a Nevada limited liability company. (Incorporated herein by reference to Exhibit 10.59 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.47	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.60 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.48	Promissory Note dated as of the 28th day of December 2001, by and among Metroflag BP, LLC, a Nevada limited liability company, and Grand Casinos Nevada I, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.61 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

Exhibits	Description

10.49	Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001, by and among Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. and Grand Casinos, Inc. as beneficiaries. (Incorporated herein by reference to Exhibit 10.62 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.50	Leasehold Deed of Trust, Assignment of Leases and Rents and Security Agreement, dated December 28, 2001 by and among Metroflag BP, LLC, Lawyers Title of Nevada, Inc. as trustee, and Grand Casinos Nevada I, Inc. as beneficiary. (Incorporated herein by reference to Exhibit 10.63 to Lakes’ Report on Form 10-K for the fiscal year ended December 30, 2001.)

10.51	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.52	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.53	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.54	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.55	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.56	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.57	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.58	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.59	Loan and Security Agreement dated as of January 30, 2003, by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C. and Kevin M. Kean. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.60	Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934). (Incorporated herein by reference to Exhibit 10.1 to Lakes’ report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

Exhibits	Description

10.61	Amendment to Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

10.62	Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934) (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)

10.63	Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.) **

10.64	Letter dated as of April 12, 2004, from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**

10.65	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)

10.66	Amendment No. 5 dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.2 to Form 10-Q of WPT Enterprises, Inc. for the fiscal quarter ended October 3, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.)

10.67	Settlement Agreement by and between Lakes Entertainment, Inc. and Grand Casinos, Inc. and Park Place Entertainment Corporation (now known as Caesar’s Entertainment, Inc.) dated December 1, 2004. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.68	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated December 14, 2004. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.69	Second Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.70	Second Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.71	Second Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.72	Second Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.73	Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.74	Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.75	Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.76	Second Amended and Restated Non-Gaming Land Acquisition Line of Credit by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.77	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.78	Second Amendment to Account Control Agreement by and among the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), and U.S. Bank National Association, F/K/A Firstar Bank, N.A., dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.79	First Amendment to Assignment and Assumption Agreement by and among the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.80	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.81	Second Amendment to Pledge and Security Agreement by and among Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company, Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc., a Minnesota corporation, and the Pokagon Band of Potawatomi Indians dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.81 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.82	Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.82 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.83	First Amendment to Unlimited Guaranty by and among Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc., a Minnesota corporation and Lakes Gaming and Resorts, LLC, a Minnesota limited liability company, and the Pokagon Band of Potawatomi Indians dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.83 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.84	Second Amended and Restated Indemnity Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.84 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.85	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-chartered corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.85 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.86	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-charted corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.86 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.87	Gaming Development Consulting Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.87 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.88	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.89	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.89 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.90	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.91	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.91 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.92	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.93	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.93 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.94	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.95	Indemnity Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.95 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.96	Gaming Development Consulting Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.96 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.97	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.98	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.98 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.99	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.100	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.100 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.101	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.102	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.102 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.103	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.104	Indemnity Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.104 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.105	Gaming Development Consulting Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.105 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.106	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.107	Dominion Account Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.107 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.108	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.109	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.109 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.110	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.111	Dominion Account Agreement by and between the Pawnee Chilocco Gaming corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.111 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.112	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.113	Indemnity Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.113 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.114	Gaming Operations Consulting Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.114 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.115	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.115 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.116	KTTT Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally recognized Indian Tribe, in favor of Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.116 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.117	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.117 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.118	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.118 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.119	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.119 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.120	Operating Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.120 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.121	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.121 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.122	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.123	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.124	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.125	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.126	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.127	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.128	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.129	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.130	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.131	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.132	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.133	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.134	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.135	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.136	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.137	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.138	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.139	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.140	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.141	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.142	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.143	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.144	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.145	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.146	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.147	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.148	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.149	Loan Agreement dated as of December 15, 2005 among Lakes Entertainment, Inc., a Minnesota corporation, Lakes Poker Tour, LLC, a Minnesota limited liability company, and Lyle Berman Family Partnership, a Minnesota general Partnership (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.150	Note dated December 15, 2005 by Lakes Entertainment, Inc. and Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.151	Common Stock Purchase Warrant dated December 15, 2005 by Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

Exhibits	Description

10.152	Registration Rights Agreement dated as of December 16, 2005 among WPT Enterprises, Inc., a Delaware corporation, Lakes Entertainment, Inc. and Lakes Poker Tour, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.153	Guaranty Agreement dated December 15, 2005 by various subsidiaries of Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.154	Guaranty Security Agreement dated December 15, 2005 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc. and Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.155	Stock Pledge Agreement dated December 15, 2005 among Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.156	Financing Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc., and PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.157	Securities Purchase Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including the Schedule of Buyers. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.158	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.159	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.160	Security Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor or PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.161	Pledge Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.162	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.163	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.164	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kar Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

Exhibits	Description

10.165	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

10.166	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc.(including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).*

10.167	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).*

10.168	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005.

10.169	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999.

10.170	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006.

10.171	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006.

10.172	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians.

10.173	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits).

10.174	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.175	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.176	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.177	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.178	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.179	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.180	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

10.181	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

Exhibits	Description

10.182	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006.

10.183	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006.

10.184	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006.

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm dated March 3, 2006.

23.2	Consent of Independent Registered Public Accounting Firm dated March 3, 2006.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN

Name: Lyle Berman

Title:	Chairman of the Board and

Chief Executive Officer
Dated as of March 8, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 8, 2006.

Name	Title

/s/ Lyle Berman Lyle Berman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy J. Cope Timothy J. Cope	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Morris Goldfarb Morris Goldfarb	Director

/s/ Ronald Kramer Ronald Kramer	Director

/s/ Ray Moberg Ray Moberg	Director

/s/ Neil I. Sell Neil I. Sell	Director

/s/ Larry C. Barenbaum Larry C. Barenbaum	Director