Form 10-Q
period 2006-04-02
LAKES ENTERTAINMENT INC
filed 2006-05-12
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File No. 0-24993
LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 Cheshire Lane, Suite 101	55305
Minnetonka, Minnesota	(Zip Code)
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
Large Accelerated Filer ☐          Accelerated Filer ☑          Non Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of May 4, 2006, there were 22,874,909 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 2, 2006 and January 1, 2006

	April 2,	January 1,
	2006	2006

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$19,329	$9,912
(balance includes $3.7 million and $1.7 million of WPT Enterprises, Inc. cash)
Short-term investments	35,907	26,735
(balance includes $35.9 million and $26.7 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net of allowance of $0.1 million and $0.1 million	2,633	3,072
Prepaid expenses	991	614
Other current assets	2,606	2,130

Total current assets	61,466	42,463

Property and equipment, net	13,621	13,451

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	105,402	87,062
Land held for development	16,248	16,248
Intangible assets related to acquisition of management contracts, net	48,528	46,088
Other	4,807	3,360

Total long-term assets related to Indian casino projects	174,985	152,758

Other assets:
Investments	5,395	10,640
Deferred tax asset	5,883	6,852
Debt issuance costs, net of amortization of $0.1 million and $0.0 million	2,611	19
Other long-term assets	4,502	4,427

Total other assets	18,391	21,938

Total Assets	$268,463	$230,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$9,183	$8,394
Income taxes payable	11,353	10,933
Accrued payroll and related costs	790	1,125
Deferred revenue	9,400	5,150
Other accrued expenses	2,326	2,159

Total current liabilities	33,052	27,761

Long-term Liabilities:
Long-term debt, related party	—	10,000
Long-term debt, other, net of unamortized discount of $4.5 million and $0.0 million	20,411	—

Long-term liabilities	20,411	10,000

Total Liabilities	53,463	37,761

Commitments and Contingencies
Minority interest in subsidiary	15,133	14,466

Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500,000 shares; 4,457,751 and 0 issued and outstanding at April 2, 2006 and January 1, 2006, respectively	45	—
Common stock, $.01 par value; authorized 200,000 shares; 22,850 and 22,300 common shares issued and outstanding at April 2, 2006, and January 1, 2006, respectively	228	223
Additional paid-in capital	169,298	154,301
Retained earnings	25,093	13,410
Accumulated other comprehensive earnings	5,203	10,449

Total shareholders’ equity	199,867	178,383

Total Liabilities and Shareholders’ Equity	$268,463	$230,610

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss)
Three months ended April 2, 2006 and April 3, 2005

	Three Months Ended

	April 2, 2006	April 3, 2005

	(In thousands, except per
	share data)
	(Unaudited)
Revenues:
License fee income	$4,677	$3,463
Host fees, sponsorship and other	1,954	641

Total Revenues	6,631	4,104

Costs and Expenses:
Selling, general and administrative	9,176	6,463
Production costs	2,420	3,187
Depreciation and amortization	269	92

Total Costs and Expenses	11,865	9,742

Net unrealized gain on notes receivable	15,476	2,836

Earnings (Loss) From Operations	10,242	(2,802)

Other Income (Expense):
Interest income	433	449
Interest expense, related party	(137)	—
Interest expense, other	(531)	—
Realized gain on sale of investment	5,675	—
Other	78	—

Total other income, net	5,518	449

Earnings (loss) before income taxes, equity in earnings of unconsolidated investees and minority interest in net earnings (loss) of subsidiary	15,760	(2,353)
Income taxes	2,710	355

Earnings (loss) before equity in earnings of unconsolidated investees and minority interest in net earnings (loss) of subsidiary	13,050	(2,708)
Equity in earnings of investees, net of tax	—	13
Minority interest in net (earnings) loss of subsidiary	(1,367)	576

Net earnings (loss)	$11,683	$(2,119)

Earnings (loss) per share — basic	$0.52	$(0.10)

Earnings (loss) per share — diluted	$0.48	$(0.10)

Weighted average common shares outstanding — basic	22,406	22,267

Dilutive effect of common stock equivalents	1,709	—

Weighted average common shares outstanding — diluted	24,115	22,267

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Earnings (Loss)
Three months ended April 2, 2006 and April 3, 2005

	Three Months Ended

	April 2,	April 3,
	2006	2005

	(In thousands)
	(Unaudited)
Net earnings (loss)	$11,683	$(2,119)
Other comprehensive earnings (loss), net of tax:
Unrealized gains (losses) on marketable securities:	429	(42)

Comprehensive Earnings (Loss)	$12,112	$(2,161)

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
Three months ended April 2, 2006

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings (Loss)	Equity

	(In thousands)
	(Unaudited)
Balances, January 1, 2006	—	—	22,300	$223	$154,301	$13,410	$10,449	$178,383
Other comprehensive earnings	—	—	—	—	—	—	429	429
Realized gain on sale of investment	—	—	—	—	—	—	(5,675)	(5,675)
Issuance of preferred stock warrants	4,458	$45	—	—	4,709	—	—	4,754
Issuance of stock on options exercised — net	—	—	550	5	3,107	—	—	3,112
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Share-based compensation expense	—	—	—	—	2,381	—	—	2,381
Income taxes	—	—	—	—	1,294	—	—	1,294
Net increase in minority interest in subsidiary	—	—	—	—	700	—	—	700
Net earnings	—	—	—	—	—	11,683	—	11,683

Balances, April 2, 2006	4,458	$45	22,850	$228	$169,298	$25,093	$5,203	$199,867

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended April 2, 2006 and April 3, 2005

	Three Months Ended

	April 2,	April 3,
	2006	2005

	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES:
Net earnings (loss)	$11,683	$(2,119)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	269	92
Amortization of deferred financing costs and discount on debt	165	—
Share-based compensation	2,381	425
Net unrealized gains on notes receivable	(15,476)	(2,836)
Realized gain on sale of investment	(5,675)	—
Minority interest in net earnings (loss) of subsidiary	1,367	(576)
Equity in earnings of unconsolidated investees	—	(13)
Deferred income taxes	2,264	(29)
Increases in operating (assets) and liabilities:
Accounts receivable	440	815
Prepaid expenses	(377)	225
Other	(476)	(714)
Income taxes payable	420	4,569
Accounts payable	(1,122)	(348)
Deferred revenue	4,250	321
Accrued expenses	(167)	668

Net Cash Provided by (Used in) Operating Activities	(54)	480

INVESTING ACTIVITIES:
Redemption (purchase) of short-term investment securities	(9,183)	9,441
Increases in long-term assets related to Indian casino projects	(4,340)	(2,074)
Advances to unconsolidated investees	—	(10)
Distributions from unconsolidated investees	—	850
Proceeds from sale of investment	5,686	—
Payments for other long-term assets	(77)	(199)
Decrease in other long-term assets	—	197
Purchase of property and equipment	(804)	(607)

Net Cash Provided by (Used in) Investing Activities	(8,718)	7,598

FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock	3,157	154
Shareholder trading settlement	2,805	—
Repayments of long-term debt, related party	(10,000)	—
Proceeds from issuance of long-term debt, other, net	22,227	—

Net Cash Provided by Financing Activities	18,189	154

Net Increase in Cash and Cash Equivalents	9,417	8,232
Cash and Cash Equivalents — Beginning of Period	9,912	28,717

Cash and Cash Equivalents — End of Period	$19,329	$36,949

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation:
      The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, previously filed with the SEC on March 8, 2006, from which the balance sheet information as of that date is derived.
      In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.
      Certain minor reclassification to amounts previously reported have been made to conform to the current period presentation.

2.	Management’s Financial Plans:
      Lakes’ cash balance, excluding WPT Enterprises, Inc. (“WPTE”) cash, was approximately $15.6 million as of April 2, 2006. During the remainder of fiscal 2006, Lakes’ corporate costs, excluding WPTE which is not expected to require additional capital from Lakes, will approximate $14 million, which includes approximately $3.0 million of interest related to the financing facility entered into on February 15, 2006 (see Note 4). Project development related costs are expected to approximate $45 million during the remainder of fiscal 2006 and include approximately $24 million related to the Pokagon Band of Potawatomi Indians (“Pokagon Band”) casino resort project as construction is estimated to begin in mid 2006. This $24 million includes a $1.0 million non-refundable payment made in April 2006 to the Pokagon Band scholarship fund upon approval of the management contract between Lakes and the Pokagon Band. Additionally, the Company may be required to pay taxes up to approximately $12 million plus interest and penalties in fiscal 2006 related to two tax matters.
      In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership (the “Partnership”) and received a $10 million draw on this facility on December 16, 2005. On February 15, 2006, Lakes closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP (see Note 4). An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to the satisfaction of certain conditions. All amounts drawn against the facility are repayable within three years. Approximately $10.2 million of the initial draw was used to repay in full the loan from the Partnership.
      Lakes will require additional capital through either public or private financings to meet operating expenses and project development-related costs during fiscal 2006, and accordingly, the Company is currently considering various financing alternatives. The Company believes the assets of Lakes, specifically long-term assets related to Indian casino projects, and common shares of WPTE that have an estimated fair value of over $79.7 million as of May 2, 2006, provide sufficient collateral to obtain the necessary financing. The estimated value of the Company’s shares of WPTE is based on the public trading price, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for additional financing.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

3.	Long-Term Investments:
      During the quarter ended April 2, 2006, WPTE sold 630,000 common shares of its then 11.7% interest in PokerTek, Inc. (“PokerTek”) at $9.03 per share and received net cash proceeds of approximately $5.7 million. As a result, WPTE realized a gain of approximately $5.7 million and currently owns 450,000 shares, or a 4.75% ownership interest in PokerTek, included in long-term investments in the accompanying balance sheet.
      WPTE accounts for its investment in PokerTek at fair market value and classified it as “available for sale” in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. As of April 2, 2006, the fair market value of the remaining investment was $5.4 million.

4.	Long-Term Debt:
      On February 15, 2006, Lakes closed on a $50 million financing facility with PLKS Holdings, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to certain conditions. Any funds drawn on the facility bear interest at the rate of 12% per annum, payable in arrears monthly, subject to adjustment based on the value of the collateral described in the following paragraph, and are due and payable in full on the third anniversary of the closing date. Lakes may prepay the facility in whole or in part without penalty at any time. Lakes received net proceeds of approximately $12.1 million after repaying the Partnership facility with accrued interest and after costs and fees associated with the PLKS financing facility. Approximately $10.2 million of the initial draw was used to repay in full Lakes’ December 16, 2005 loan from the Partnership. Pursuant to the terms of the financing agreement, Lakes paid a closing fee of $1.5 million. Lakes is also subject to a loan servicing fee of $5,000 per month; audit and field examination fees at the rate of $1,500 per day; and upon the occurrence of certain events, a collateral maintenance fee equal to 2.00% of the aggregate principal amount of the loan outstanding under the financing facility on the date of the first such event and an additional 2% of the aggregate principal amount of the loan outstanding on such date on the date of each such additional event.
      The $50 million financing facility is secured by most of the assets of Lakes and certain of its subsidiaries (other than WPTE), including all of Lakes’ shares of WPTE. Lakes is permitted to sell up to 3 million of the approximate 12.5 million WPTE shares it owns without application to reduction of the amounts owing under the financing facility, subject to certain conditions.
      As consideration for the financing, Lakes issued to PLKS an aggregate of 4.46 million common stock purchase warrants at an exercise price of $7.50 per share that expire in February 2013. The warrants are subject to customary anti-dilution protections. As of April 2, 2006, 1.25 million of the warrants are immediately exercisable and an additional 1.25 million are exercisable as additional draws under the facility are made. The remaining 1.96 million warrants are exercisable only upon the occurrence of certain specified events relating to declines in the value of the collateral in relation to the principal amount outstanding. The lender has demand registration rights with respect to the Lakes common stock underlying the warrants and, upon certain events, the WPTE shares pledged by Lakes to the lender. In certain circumstances, cash penalties are payable if Lakes does not meet the registration deadlines applicable to the pledged WPTE shares and the holders of the warrants can require Lakes to redeem the warrants if Lakes fails to satisfy its registration obligations with respect to the Lakes common stock underlying the warrants. Lakes has agreed to pay substantially all of the costs incurred in the preparation and filing of these registration statements. The 1.25 million warrants to purchase common stock were valued at $4.7 million using a Black-Scholes pricing model and are being amortized as interest expense over the three-year life of the financing facility. The unamortized portion of the warrants are reported as an in-substance debt discount.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      As part of the PLKS transaction, the Lakes Board of Directors authorized the creation of a new class of Series A Convertible Preferred Stock, par value $0.01 per share. Lakes sold 4,457,751 shares of the preferred stock to PLKS for $44,578. These preferred shares have no dividend rights, have voting rights only if there is a default under the financing agreement, and become convertible into common stock of Lakes (on a fixed one-to-one basis) only if and when the warrants are cancelled in accordance with the terms of the warrants.

5.	Development Financing and Services Agreement With The Jamul Tribe:
      Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Indian Village (“Jamul Tribe”). As part of the agreement, Lakes will use its best efforts to obtain financing from which advances of up to $350 million will be made to the Jamul Tribe to pay for the design and construction of the project. However, there can be no assurance that third party financing will be available, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six acre reservation which the Jamul Tribe will manage.
      Under the new agreement, Lakes will receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

6.	Settlement Agreement with a Beneficial Owner:
      As of March 17, 2006, Lakes entered into a Settlement Agreement with Deephaven Capital Management LLC (“Deephaven”) pursuant to which Deephaven paid Lakes approximately $2.8 million as repayment of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, relating to or in connection with one or more funds managed by Deephaven trading in shares of Lakes’ common stock prior to February 14, 2006. The payment has been recorded as an increase in additional paid in capital.

7.	Kickapoo Settlement:
      Lakes entered into a Letter of Settlement (“Settlement Agreement”) with the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”) pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, Lakes recorded a loss of approximately $6.3 million as a result of the terminated business relationship. Pursuant to the Settlement Agreement, during April 2006, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes to the Kickapoo Tribe. The Company and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on Lakes’ books, and once Lakes receives full releases for any liability thereto. As a result of the $2.6 million payment, Lakes revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and a gain of that amount was recognized in the first quarter of 2006. The land transfer and related release of liabilities will be recognized in the period they occur. When the releases are received from the vendors the Company will recognize a gain. The Company does not have an estimate of when or if this will occur.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

8.	Regulatory Approval of Management Contract with the Pokagon Band:
      In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it has approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort on the Pokagon Band’s land in New Buffalo Township, Michigan (“Pokagon Casino”). Lakes is in the process of assisting the Pokagon Band with securing financing to begin construction of the casino.

9.	Stock Options and Awards:

Lakes Stock Option Plans:
      Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan, which were carried forward from Lakes’ predecessor Grand Casinos, Inc. (“Grand Casinos”). All options granted under these plans were carried forward with the original terms and vesting and expiration dates.
      Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 Plans”), which upon resolution of the Compensation Committee, are approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees. Stock options granted under the 1998 Plans vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

WPTE Stock Option Plans:
      WPTE has adopted the board-approved, 2004 Stock Incentive Plan (the “2004 Plan”) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of conversion to a publicly-traded company. Under the 2004 Plan, the options vest in equal installments over three-year and five-year periods, beginning on the first anniversary of the date of each grant and will continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.
      Lakes and WPTE issue new shares of common stock upon exercise of options.

Valuation and Expense Information under SFAS 123(R)
      On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R).
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings (loss). SFAS 123(R) supersedes the Company’s previous accounting under the provisions of

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, the Company measured compensation cost for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.
      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change was to decrease net earnings for the three months ended April 2, 2006 by $2.2 million and basic and diluted earnings per share by $0.10 and $0.09, respectively, as compared to what results for the period would have been had the intrinsic method been used. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the financial statements during the three months ended April 3, 2005. The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock purchases and non-vested shares under SFAS 123(R) for the three months ended April 2, 2006, which was allocated as follows:

Three Months Ended
April 2, 2006

(In thousands)
Total cost of share-based payment plans	$2,252
Amounts capitalized in deferred television costs	34
Amounts charged against income, before income tax benefit	2,218
Amount of related income tax benefit recognized in income	—
      For the three months ended April 2, 2006, no income tax benefit was recognized in the statement of earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance was required due to uncertainty of realization.
      The Company uses a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted-average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following values for the indicated variables were used to value options granted during the three months ended April 2, 2006, and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Lakes’ valuation assumption summary:

Three Months Ended
April 2, 2006

Expected volatility	66.2%
Expected dividend yield	—
Average risk-free interest rate	4.5%
Expected term (in years)	8.2 years
Weighted-average fair value	$7.01

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.
      The risk-free interest rate assumption is based upon the interpolation of various U.S. Treasury rates determined at the date of option grant.
      The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to April 2, 2006. Management believes historical data is representative of future exercise behavior.
      As share-based compensation expense recognized in the consolidated statement of operations pursuant to SFAS 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) on January 2, 2006 will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term. Forfeitures are estimated based partially on historical experience.

WPTE valuation assumption summary:

Three Months Ended
April 2, 2006

Expected volatility	84.22%
Expected dividend yield	—
Average risk-free interest rate	4.31%
Expected term (in years)	6.5 years
Weighted-average fair value	$4.68
      WPTE uses a Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R). The bases for the key assumptions included in the model are as follows:

•	Annualized volatility — As WPTE has limited operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading

•	Forfeiture rate — WPTE used historical data to estimate employee departure behavior in estimating future forfeitures

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107, Topic 14

•	Risk free interest rate — For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The status of Lakes’ stock option plans during the three months ended April 2, 2006 and April 3, 2005 is as follows:

		Number of Common Shares

				Weighted
				Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized
Granted	30,000		(30,000)	9.77
Forfeited/cancelled/expired	—		—	—
Exercised	(550,000)			5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10

2005
Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Authorized
Granted	155,000		(155,000)	15.75
Forfeited/cancelled/expired	—		—	—
Exercised	(57,550)			5.67

Balance at April 3, 2005	5,291,126	3,641,326	111,000	$6.01

      The following table summarizes significant ranges of Lakes outstanding and exercisable options as of April 2, 2006:

	Options Outstanding at April 2, 2006				Options Exercisable at April 2, 2006

		Weighted-
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value

$ (3.25 — 3.63)	289,000	5.3 years	$3.45	$2,146,000	255,600	$3.48	$1,891,000
(3.63 — 5.45)	2,535,700	3.0 years	4.24	16,840,000	2,499,700	4.24	16,588,000
(5.45 — 7.26)	106,426	4.7 years	6.52	464,000	76,426	6.26	353,000
(7.26 — 9.08)	1,533,000	7.3 years	8.13	4,219,000	814,000	8.13	2,240,000
(9.08 — 10.90)	77,000	8.9 years	10.44	34,000	10,400	10.60	3,000
(10.90 — 12.71)	81,500	8.6 years	11.43	—	18,750	11.34	—
(12.71 — 14.53)	95,000	8.9 years	14.00	—	20,750	14.08	—
(14.53 — 16.34)	5,000	8.8 years	16.11	—	1,000	16.11	—
(16.34 — 18.16)	65,000	8.9 years	17.91	—	15,000	17.94	—

	4,787,626	4.9 years	$6.10	$23,703,000	3,711,626	$5.25	$21,075,000

      The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $10.88 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended April 2, 2006 was $2.0 million. As of April 2, 2006, Lakes’ unrecognized share-based compensation related to stock options was approximately $5.3 million. This cost is expected to be expensed over a weighted average period of 2.2 years.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes WPTE stock option activity through the three months ended April 2, 2006 and April 3, 2005:

		Number of Common Shares

	Options		Available for	Weighted Avg.
	Outstanding	Exercisable	Grant	Exercise Price

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized
Granted	219,000		(219,000)	6.20
Forfeited/cancelled/expired	(159,333)		159,333	1.44
Exercised	(115,000)			0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	24,500		(24,500)	19.50
Forfeited/cancelled/expired	(32,000)		32,000	8.60
Exercised	(640,000)			0.0049

Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27

      The following table summarizes significant ranges of WPTE outstanding and exercisable options as of April 2, 2006:

	Options Outstanding				Options Exercisable

		Weighted Avg.	Weighted	Aggregate		Weighted	Aggregate
	Number	Remaining	Avg. Exercise	Intrinsic	Number	Avg.	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Price	Value

$0.0049	330,000	5.90	$0.0049	$2,427,183	330,000	$0.0049	$2,427,183
$6.20 - 9.92	1,438,167	8.58	7.78	237,800	445,334	8.04	—
$11.95 - 14.51	286,000	9.36	12.18	—	8,666	14.51	—
$15.05 - 19.50	48,500	9.25	16.32	—	1,500	19.50	—

$0.0049 - 19.50	2,102,667	8.28	$7.36	$2,664,983	785,500	$4.76	$2,427,183

      The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $7.36 on March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of April 2, 2006, the total number of “in-the-money” options exercisable was 330,000. The total intrinsic value of options exercised during the three months ended April 2, 2006 was $0.8 million.
      As of April 2, 2006, total compensation cost related to non-vested share-based options not yet recognized was $6.1 million, which is expected to be recognized over the next 33 months on a weighted-average basis. The total fair value of the shares vested during the three months ended April 2, 2006 was $21,150.

WPTE Restricted shares issued
      In 2002, WPTE granted 2,400,000 shares to its President under a management agreement. The shares have been vesting in four equal installments annually beginning February 25, 2003, and were fully vested on February 25, 2006. In connection with this grant, WPTE recorded deferred compensation of $19,200. For the three months ended April 2, 2006 and April 3, 2005, WPTE recognized compensation expense of $736 and $1,200, respectively, for shares earned based upon services provided under the management agreement.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Consolidated pro forma information required under SFAS 123
      The following table illustrates the consolidated pro forma effect on net loss and net loss per share if the Company had retroactively applied the fair value recognition provisions of SFAS 123.

Three Months Ended

April 3, 2005

Net loss:
As reported	$(2,119)
Less: total share-based compensation expense determined under the fair value method, net of related tax effects	(1,007)

Pro forma	$(3,126)

Net loss per share, basic and diluted:
As reported	$(0.10)

Pro forma	$(0.14)

      For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period. The weighted-average fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for the period ended April 3, 2005:

Lakes’ stock options:

Three Months Ended
April 3, 2005

Risk free interest rate	4.3%
Expected life	10 years
Expected dividend yield	—
Weighted-average fair value	$7.89
Annualized volatility	30.06%

WPTE stock options:

Three Months Ended
April 3, 2005

Risk free interest rate	4.14%
Expected life	6 years
Expected dividend yield	—
Weighted-average fair value	$14.10
Annualized volatility	82.14%

10.	Earnings (Loss) Per Share:
      For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted-average number of common shares outstanding. Diluted earnings per share for the three months ended April 2, 2006, reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the three months ended April 3, 2005 as the effect would have been anti-dilutive as a result of losses.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

11.	Income Taxes:
      Management evaluated its probable ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at April 2, 2006 and January 1, 2006. Management evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets in Indian casino projects. Therefore the Company recorded a 100% valuation allowance against these items at April 2, 2006 and January 1, 2006. However, the Company has recognized a deferred tax asset related to capital losses during 2001 to 2005. The realization of these benefits is dependant on the generation of capital gains. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $79.7 million as of May 2, 2006, based upon the closing stock price as reported by the Nasdaq National Market on May 2, 2006 of $6.39.
      The Company is currently under examination for income and franchise tax matters. See Note 12 regarding the IRS Tax Audit and the Louisiana Department of Revenue Litigation Tax Matter.

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

Grand Casinos, Inc. settlement
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.” or “Harrah’s”), pursuant to which Lakes

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income was recorded as other income in the consolidated statement of earnings (loss) in fiscal 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Tribal commitments
      The Company’s management contracts with its tribal partners require the Company to provide financial support related to project development, in the form of loans.
Tribal Casino Development Advances/ Commitments
As of April 2, 2006

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In millions)
Jamul Tribe	$17.8	$6.7	$—
Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”)	39.6	8.8	1.6
Pokagon Band	47.3	—	25.7
Iowa Tribe of Oklahoma (the “Iowa Tribe”)	0.9	0.1	1.0
Wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”)	4.5	—	0.2
      In March 2006, the Jamul Tribe and Lakes entered into a development financing and services agreement (see Note 5).
      For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing to the Pokagon Band at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Based on discussions with prospective lenders the Company presently believes that third-party financing will be available for this project. However, there can be no assurance that third-party financing will be available at the time the project begins construction. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes will forfeit the rights under the management contract. Note that included in the $25.7 million remaining commitment is $1.8 million related to non-gaming land advances which Lakes does not expect to make.
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months.
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Legal proceedings

Slot machine litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the District Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The plaintiffs have appealed the judgment dismissing their claims to the Ninth Circuit Court of Appeals. The briefing of the appeal is scheduled to be completed by early June 2006.
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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

WPTE litigation with TRV
      On September 19, 2005, WPTE filed suit in the California Superior Court seeking to keep the Travel Channel, LLC (“TRV”) from interfering with WPTE’s prospective contractual relationship with third party networks in connection with the sale of the broadcast rights to the Professional Poker Tour (“PPT”), and to clarify and enforce WPTE’s rights with respect to the World Poker Tour television episodes. Under WPTE’s existing agreement with TRV for the World Poker Tour program (the “WPT Agreements”), TRV is afforded the right to negotiate exclusively with WPTE with respect to certain types of programming developed by WPTE during a 60 day period. Pursuant to the WPT Agreements, WPTE submitted the PPT to TRV and began negotiations but failed to reach an agreement with TRV within the allotted negotiation window. Consequently, WPTE began discussions with other networks. While WPTE later revived its attempts to reach a deal with TRV after TRV’s exclusive bargaining window had ended, WPTE ultimately received an offer from ESPN. WPTE submitted this offer to TRV pursuant to TRV’s contractual last right to match the deal as specified under the WPT Agreements. Thereafter, TRV sent letters to WPTE and ESPN asserting, among other things, that WPTE was not entitled to complete a deal for the PPT with a third party. Following TRV’s letters, WPTE filed suit on September 19, 2005, alleging that TRV breached the WPT Agreements and interfered with WPTE’s prospective contractual relationship with ESPN, and seeking a judicial declaration of WPTE’s rights under the WPT Agreements to produce non-World Poker Tour branded programs covering poker tournaments. Subsequent to WPTE filing, ESPN withdrew its offer to WPTE to acquire the broadcast rights to the PPT. On September 22, 2005, TRV and Discovery Communications, Inc. filed an answer and cross-complaint and subsequently filed a motion for judgment on the pleadings and an “anti-SLAPP” motion, both of which were denied on November 10, 2005. On January 25, 2006, the parties settled the lawsuit and TRV entered into an agreement with WPTE to air Season One of the PPT television series (see Note 14).

Other litigation
      Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including the matters discussed above, are not likely to have a material adverse effect upon the Company’s consolidated financial statements.

13.	Segment Information:
      Lakes’ principal business is the development and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. Substantially all of Lakes’ and WPTE’s operations are conducted in the United States. Episodes of the World Poker Tour television series are distributed internationally by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
performance. The amounts in Corporate and Eliminations below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments

	Casino	WPT	Corporate &	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of April 2, 2006	$184.2	$51.5	$32.8	$268.5
Total assets as of January 1, 2006	$160.6	$46.4	$23.6	$230.6
For the Three Months Ended April 2, 2006
Revenue	$0.1	$6.5	$—	$6.6
Earnings (loss) from operations	15.4	(1.1)	(4.1)	10.2
Depreciation expense	—	0.2	0.1	0.3
For the Three Months Ended April 3, 2005
Revenue	$—	$4.1	$—	$4.1
Earnings (loss) from operations	3.0	(1.9)	(3.9)	(2.8)
Depreciation expense	—	—	0.1	0.1

14.	Subsequent Events:

Regulatory approval of management agreement:
      In April 2006, Lakes received notification from the NIGC that it has approved Lakes management agreement with the Iowa Tribe to refurbish and manage the Cimarron Casino project on the Iowa Tribe’s land in Perkins, Oklahoma.

WPTE agreement with the Travel Channel:
      On May 1, 2006, the Travel Channel (TRV) notified WPTE that it had chosen to not exercise its option for Season II and subsequent seasons of the Professional Poker Tour (“PPT”). The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and is scheduled to air on TRV beginning in July 2006. WPTE will immediately begin discussions to find a new broadcast partner for the PPT going forward.

WPTE amendment to lease agreement:
      On May 8, 2006, WPTE executed an Amendment to Lease agreement with RREEF America REIT II Corp. BBB (as successor in interest to Wilshire Courtyard L.L.C.) (“RREEF”), pursuant to which WPTE agreed to lease an additional 9,896 square feet of office space in WPTE’s current office facilities, pursuant to the same terms as WPTE’s current lease with RREEF, including the lease expiration date in June 2011. WPTE is obligated to pay $28,698 per month for the additional space, subject to annual upward adjustments so that in the final year of the lease, WPTE will be obligated to pay $32,932 per month. In addition, WPTE is obligated to increase the size of its letter of credit, as required by its current office space lease to cover certain of its obligations under the lease, to a total amount of $445,422, which is adjusted downward each year during the lease term until, by the last year of the lease term, the letter of credit will be in the amount of $50,069. Lease payments on the new space will begin in July 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      Lakes develops/finances Indian-owned casino properties and intends to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. Lakes currently has development (which includes certain financing requirements) and management agreements with three separate tribes for one new casino development project in Michigan, two in California, and with two separate tribes in Oklahoma for five various casino projects. Lakes is also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of April 2, 2006, Lakes owned approximately 62% of WPT Enterprises, Inc (“WPTE”), a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ consolidated financial statements include the results of operations of WPTE, and in recent periods, the majority of Lakes’ revenues have been derived from WPTE’s business.
      WPTE creates branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE’s World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 150 territories globally. WPTE has four operating units:
      WPT Studios, WPTE’s multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for approximately 75% of total revenue. WPTE licenses the WPT series to The Travel Channel, L.L.C. (TRV or Travel Channel) for telecast in the U.S. under an exclusive license agreement. WPTE also has license agreements for the distribution of WPTE’s World Poker Tour episodes in over 150 territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. In addition, WPTE recently signed a license agreement with TRV to telecast WPTE’s new Professional Poker Tourtm, or PPTtm, series, which is expected to begin airing in the third quarter of 2006. WPTE also collects annual host fees from the member casinos that host World Poker Tour events (WPTE’s member casinos).
      WPTE has entered into a series of agreements with TRV for the U.S. distribution of the World Poker Tour® (WPT) television series (the “WPT Agreements”). Since WPTE’s inception, fees from TRV under the WPT Agreements have been responsible for approximately 59% of WPTE’s total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by Discovery Communications) in the U.S. for four years (three years for the episodes in Season One). WPTE has produced three complete seasons of the World Poker Tour series under the WPT Agreements, and Season Four is currently in production. On March 16, 2006, TRV exercised their option to order a 5th season of the WPT and has options to license the following two seasons (Seasons Six and Seven).

      Under the WPT Agreements, TRV pays fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(Including	Production Period and	Initial Telecast of
Tour Season	Season	Specials)	Delivery of Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22 (estimate)	April 2006 — April 2007 (expected)	August 2006 — June 2007 (expected)
      In January 2006, WPTE also entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. WPTE is currently in production on Season One of the PPT. Under WPTE’s agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four); however, TRV has advised WPTE that it does not intend to exercise the options with respect to Season Two and succeeding seasons. In accordance with WPTE’s accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, WPTE expensed approximately $4.3 million of production expenses related to the Professional Poker Tour during fiscal 2005. Now that the agreement to telecast the PPT series has been completed, in the first quarter of 2006, WPTE began capitalizing additional expenses associated with the production of the PPT series that are to be expensed as episodes are delivered to the Travel Channel. During the first quarter of 2006, WPTE capitalized $0.4 million in PPT-related expenses and delivered one episode of the PPT series, resulting in cost of revenues of $67,000.
      Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the three months ended April 2, 2006, WPTE recognized $0.2 million of Travel Channel participation expense that was recorded in cost of revenues.
      WPT Consumer Products, WPTE’s branded consumer products division, generates revenues principally through royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including US Playing Card, Hands-On Mobile, and MDI. WPTE also has a number of licensees that are developing new licensed products including electronic casino-based poker related gaming machines from IGT, and interactive television games from Pixel Play.
      WPT Corporate Alliances, WPTE sponsorship and event management division, generates revenue through corporate sponsorship and management of live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two and Three of the World Poker Tour series on TRV. During the third quarter of 2005, Anheuser-Busch announced that its sponsorship in Season Four will now feature its largest brand, Budweiser, as the official beer of the World Poker Tour on the Travel Channel.

      WPT Online Gaming, WPTE’s online poker and casino gaming division, generates revenue through WPTE’s agreement with WagerWorks, Inc. (“WagerWorks”) pursuant to which WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $0.9 million in revenue for the three months ended April 2, 2006, compared to costs of revenues of approximately $0.4 million.
Financial Overview
      In the first quarter of the fiscal year ending December 31, 2006 (“2006”) and in the first quarter of the fiscal year ended January 1, 2006 (“2005”), substantially all of Lakes’ consolidated revenues were derived from the WPTE business, mainly from license fees for domestic and international telecast of World Poker Tour television episodes and product licensing fees associated with the World Poker Tour brand and logo. Domestic telecast license fees have depended on the number of episodes delivered in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations

Three Months Ended April 2, 2006 Compared to the Three Months Ended April 3, 2005

Revenues
      Total revenues increased by $2.5 million (62%) during the three months ended April 2, 2006 compared to the three months ended April 3, 2005. Domestic television licensee fees increased $1.1 million (55%) in the first quarter of 2006 compared to the same period in 2005. The increase was primarily a result of the delivery in the first quarter of fiscal 2006 of six episodes of Season IV of the WPT television series versus the delivery of five episodes of Season III in the same period in 2005, and the delivery of one episode of Season I of the PPT television series in the first quarter versus no episodes of the PPT delivered in the same period in 2005. Product licensing revenues decreased $0.4 million (34%) in the first quarter of 2006 compared to the same period in 2005. The decrease was due, in part, to lower license revenues from WPTE’s lottery game partner, MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma). International television licensee fees increased $0.5 million (116%) due to increased distribution agreements in the first quarter of 2006 compared to the same period in 2005. Specifically WPTE has expanded into additional territories and have agreements now for WPT Seasons One, Two and Three. Online gaming, host fees, sponsorship and merchandise revenues also increased $1.1 million (179%) in the first quarter of 2006 compared to the same period in 2005, of which $0.9 million is due to the online gaming revenue during 2006, which had not yet been launched during the first quarter of 2005.

Costs, expenses and gross margins
      Production costs. Production costs are associated with WPTE operations, which decreased by approximately $0.8 million (24%) in the first quarter of 2006 compared to the same period in 2005. The decrease was primarily due to lower recognized PPT production costs, as WPTE began capitalizing these costs in the first quarter of fiscal 2006 versus previously expensing them. During the quarter, costs of revenues associated with the PPT were $0.1 million compared to $1.4 million in the prior year quarter. The favorable variance was offset by $0.4 million in online gaming cost of revenues during the first quarter of 2006 compared to $0 in the same period in the prior year. Additionally, a decrease of $0.2 million related to non-cash compensation expense related to consultant stock options contributed to the favorable variance. Overall gross margins were 63% in the first quarter of 2006 compared to 22% in the first quarter of 2005. Domestic television licensing margins were 44% in the first quarter compared to negative 60% in the same period of 2005 primarily due to the expensing of PPT production costs in 2005. Increased revenues from international television distribution and our online gaming operations helped contribute to the higher overall gross margins in 2006.
      Selling and administrative expenses. Selling, general and administrative expenses were $9.2 million for the first quarter of 2006, compared to $6.5 million for the first quarter of 2005. The increase of approximately $2.7 million was primarily due to the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and stock purchases based on estimated fair values. For the three months ended April 2, 2006, share-based compensation expense recognized under SFAS 123(R) related to employee and director stock options of approximately $2.2 million, of which approximately $1.5 million related to WPTE and $0.7 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the three months ended April 3, 2005. The remaining increase in selling, general and administrative expenses in the first quarter of 2006 as compared to the first quarter of 2005 was due primarily to additional headcount related costs.

Net unrealized gains on notes receivable
      Net unrealized gains on notes receivable were $15.5 million and $2.8 million for the three months ended April 2, 2006 and April 3, 2005, respectively, related to the adjustment to estimated fair value of the Company’s notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Critical Accounting Policies and Estimates — Accounting for long-term assets related to Indian casino projects.” Unrealized gains of approximately $12.9 million related primarily to increased probability of opening related to the casino development projects with the Pokagon Band in New Buffalo, Michigan and with the Jamul Tribe near San Diego, California as well as the increased interest rate charged on the notes with the Jamul Tribe as a result of the new development financing and services agreement entered into on March 30, 2006 with the Jamul Tribe. Gains of approximately $2.6 million related to the settlement with the Kickapoo Tribe (see below discussion under — “Liquidity and Capital Resources”).

Other income
      Other income was $5.5 million and $0.4 million for the three months ended April 2, 2006 and April 3, 2005, respectively. WPTE recognized $5.7 million in a gain on sale of investment in the first quarter of 2006, relating to the sale of a portion of WPTE’s stock in PokerTek, which went public in October 2005.

Taxes
      The Company recorded a tax provision of $2.7 million and $0.4 million for the three months ended April 2, 2006 and April 3, 2005, respectively. WPTE recorded a provision of $1.3 million for the three months ended April 2, 2006. WPTE’s provision for income taxes is due to positive taxable income that WPTE expects to generate which would allow WPTE to realize its net operating loss carryforward from 2005. A valuation allowance was previously recorded by WPTE for the net deferred tax asset related to WPTE’s 2005 net operating loss carryforward. During the three months ended April 2, 2006, Lakes reversed approximately $1.0 million of the capital loss related to the Kickapoo Tribe which was reflected as a deferred tax asset, as a result of the settlement. Lakes has recorded a deferred tax asset related to capital losses in the amount of approximately $5.9 million. The realization of these benefits is dependent on the generation of capital gains. The Company believes it will have sufficient capital gains in the future to utilize these benefits. The Company owns approximately 12.5 million shares of WPTE common stock with a minimal cost basis and the capital gain from the sale of a portion of these shares could be used against the capital losses. Additionally, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at April 2, 2006 and January 1, 2006. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at April 2, 2006 and January 1, 2006 based upon the above factors.

Minority interest
      The minority interest portion of WPTE’s earnings was $1.4 million for the three months ended April 2, 2006 compared to losses of $0.6 million for the three months ended April 3, 2005. The amount represents the minority interest portion of WPTE net earnings (losses) of $3.6 million and ($1.6) million for the three months ended April 2, 2006 and April 3, 2005, respectively.
Liquidity and Capital Resources
      At April 2, 2006, Lakes’ unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $55.2 million, comprised of Lakes’ cash of $15.6 million, WPTE cash of $3.7 million and WPTE short-term investments of $35.9 million. WPTE cash and investments will not be used in Lakes’ business. As of April 2, 2006, Lakes’ has had minimal operating revenues from casino operations since the expiration of the management contract with the Coushatta Tribe in January 2002.
      Lakes entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, Lakes recorded a loss of approximately $6.3 million as a result of the terminated business relationship. Pursuant to the Settlement Agreement, during April 2006, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes to the Kickapoo Tribe. The Company and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on Lakes’ books, and once Lakes receives full releases for any liability thereto. As a result of the $2.6 million payment, Lakes revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and a gain of that amount was recognized in the first quarter of 2006. The land transfer and related release of liabilities will be recognized in the period they occur. When the releases are received from the vendors the Company will recognize a gain. The Company does not have an estimate of when or if this will occur.
      Also during the first quarter ended April 2, 2006, Lakes settled a short-swing profit matter, which resulted in a payment to Lakes of approximately $2.8 million. This settlement did not impact Lakes’ earnings.
      On February 15, 2006 Lakes closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP. An initial draw of $25 million was made under the facility, another $10 million is immediately available under the facility and the remaining $15 million can be drawn in $5 million increments subject to the satisfaction of certain conditions. All amounts drawn against the facility will be repayable three years from the date of closing. Approximately $10.2 million of the initial draw was used to repay in full our December 16, 2005, loan from the Lyle Berman Family Partnership (the “Partnership”). As a result of repaying the Partnership loan prior to February 28, 2006, the two million common stock purchase warrants previously issued to the Partnership were terminated. Lakes plans to continue pursuing other financing alternatives to fund its operational and development needs, and the Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing.
      Our agreements with our tribal partners require that we provide certain financing for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. Approximately $10.9 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase the project site. The Company’s first deed of trust against this property was relinquished when the Bureau of Indian Affairs (“BIA”) placed the land into trust in January 2006. The Company holds a deed of trust against related non-gaming land which has a cost basis of approximately $13.2 million.
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
      Following is a table summarizing remaining contractual obligations as of April 2, 2006 (in millions):

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining Casino Development Commitment(1)(4)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe	1.6	1.6	—	—	—
Pokagon Band(3)	25.7	23.4	0.5	—	—
Pawnee Nation — Travel Plaza	0.2	0.2	—	—	—
Iowa Tribe of Oklahoma — New Casino	1.0	1.0
Employee obligations(5)	2.4	0.9	1.5	—	—
Operating leases(6)	1.4	0.7	0.7	—	—
Prentice financing facility(7)	25.0	—	25.0	—	—
WPTE operating leases(8)	2.6	0.5	1.0	1.0	0.1
WPTE purchase obligations(9)	0.1	0.1	—	—	—
WPTE employee obligations(10)	0.4	0.4	—	—	—

	$60.4	$28.8	$28.7	$1.0	$0.1

(1)	Lakes will require additional capital through public or private financings or the sale of some or all of Lakes’ shares of WPTE to meet the remaining casino development commitments. See the table below detailing tribal casino development commitments.

(2)	Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Indian Village (“Jamul Tribe”). As part of the agreement, Lakes will use its best efforts to obtain financing from which advances of up to $350 million will be made to the Jamul Tribe to pay for the design and construction of the project. However, there can be no assurance that third party financing will be available, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six acre reservation which the Jamul Tribe will manage. Under the new agreement, Lakes will receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

(3)	For the Pokagon Casino project, the Company has agreed to provide additional financing from its own funds if financing at an interest rate not to exceed 13% is not available from third parties. If this occurs and Lakes is required to provide all financing, this would be an additional commitment of up to approximately $54 million. Currently, it appears that third party financing will be available for this project. However, there can be no assurance that third party financing will be available and that Lakes will not be required to provide this additional financing. The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months. Note that included in the $25.7 million remaining commitment is $1.8 million related to non-gaming land advances which Lakes does not expect to make.

(4)	Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at April 2, 2006.

(5)	Employee obligations include the base salaries payable to Lyle Berman and Timothy Cope under their respective employment agreements.

(6)	The Company leases an airplane, under a non-cancelable operating lease that expires on May 1, 2008.

(7)	On February 15, 2006, Lakes closed on a $50 million financing facility. Any funds drawn on the facility bear interest at the rate of 12% per annum, interest payable in arrears monthly, subject to adjustment based on the value of the collateral, and are due and payable in full on the third anniversary of the closing date (See Note 4).

(8)	Operating lease obligations include rent payments on WPTE corporate office space. Monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. The amount set forth in the table above assumes monthly lease payments through May 2011.

(9)	Purchase obligations include contractual obligations related to the establishment of WPTE’s Internet gaming site.

(10)	Employee obligations include the base salaries payable to Steven Lipscomb and Robyn Moder under their respective employment agreements.

Casino Development Advances/ Commitments
As of April 2, 2006

							Commitments
							in Excess of
						Lakes’	Available
				Total	Remaining	Cash and	Cash and
	Pre-Construction	Land Held for	Total	Funding	Funding	Short-Term	Short-Term
	Advances	Development	Funded	Commitment	Commitment	Investments	Investments

	(In millions)
Jamul Tribe(a)	$17.8	$6.7	$24.5	$—	$—
Shingle Springs Tribe(b)	39.6	8.8	48.4	50.0	1.6
Pokagon Band(c)	47.3	—	47.3	73.0	25.7
Iowa Tribe(d)	0.9	0.1	1.0	2.0	1.0
Pawnee Nation — Travel Plaza(e)	0.8	—	0.8	1.0	0.2
Pawnee Nation — Chilocco(f)	3.3	—	3.3	2.0	—
Pawnee Nation — Trading Post(g)	0.4	—	0.4	0.4	—
Kickapoo Tribe(h)	2.5	0.7	3.2	2.0

	$112.6	$16.3	$128.9	$130.4	$28.5	$15.6	$12.9

(a)	Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, Lakes will use its best efforts to obtain financing from which advances of up to $350 million will be made to the Jamul Tribe to pay for the design and construction of the project. However, there can be no assurance that third party financing will be available, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services on its existing six acre reservation which the Jamul Tribe will manage. Under the new agreement, Lakes will receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

(b)	Lakes plans to continue making advances on the remaining commitment to the Shingle Springs Tribe on a monthly basis until the casino opens.

(c)	Lakes is currently contractually obligated to make advances of $25.7 million of which $22.3 million is planned to be advanced prior to the start of construction which could begin as early as mid-2006. Note that included in the $25.7 million remaining commitment is $1.8 million related to non-gaming land advances which Lakes does not expect to make.

(d)	In addition to the information in the above table, additional amounts are expected to be advanced to the Iowa Tribe of Oklahoma (the “Iowa Tribe”) for the new casino project based upon an approved budget yet to be finalized.

(e)	Lakes made a commitment of $1.0 million to the Pawnee Nation related to the Travel Plaza project based upon an approved budget.

(f)	In addition to the information in the above table, Lakes has been advancing funds to the Pawnee Nation related to the Chilocco project. The funding amount is based upon an approved budget, yet to be finalized. Additional amounts are expected to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.

(g)	Lakes made a commitment of $1.1 million to the Pawnee Nation related to the Trading Post project based upon an approved budget. This project has been completed and Lakes does not expect to make further advances under this commitment.

(h)	See discussion below under “Description of each Indian casino project and evaluation of critical milestones — Kickapoo Tribe”.
      The Company has incurred cumulative development costs of approximately $6.4 million relating to the non-Indian casino it is developing in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress. The Company is working toward obtaining all necessary approvals to move forward with this project. Lakes does not expect to have access to the capital necessary to make this a viable project for the Company until such time that one of its other casino projects is open and therefore, this is now planned to be a 2007 project.
      During the remainder of fiscal 2006, Lakes’ corporate costs, excluding WPTE which is not expected to require additional capital from Lakes, will be approximately $14 million, which includes $3.0 million of interest related to the financing facility entered into on February 15, 2006. Development project-related costs are expected to be approximately $45 million during the remainder of fiscal 2006 and include approximately $24 million related to the Pokagon project as construction is estimated to begin in mid 2006. This $24 million includes a $1.0 non-refundable payment made in April 2006 to the Pokagon Band scholarship fund upon approval of the management contract between Lakes and the Pokagon Band. Lakes’ cash balance, excluding WPTE cash, was approximately $15.6 million as of April 2, 2006. Additionally, the Company may be required to pay taxes up to approximately $12 million plus interest and penalties in fiscal 2006 related to two tax matters. Lakes will require additional capital through public or private financings or the sale of some or all of the Company’s shares of WPTE to meet operating expenses and development project-related costs during fiscal 2006 and the Company is currently considering various financing alternatives. The Company believes the assets of Lakes provide sufficient collateral to obtain the necessary financing. The assets of Lakes include approximately 12.5 million common shares of WPTE that have an estimated fair value of $79.7 million as of May 2, 2006, based on the public trading price, on that date, which may not be indicative of what Lakes could realize in a sale of its shares. The Company believes the shares of WPTE could be the source or part of the collateral for the additional financing.
      Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners. Lakes also anticipates that it will incur additional pre-construction costs which will require the Company to obtain additional sources of financing. These development costs do not include construction-related costs that will be incurred when any of the projects begin construction. Management is pursuing other sources of financing. If the financing is in the form of equity financing it will be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.
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
      We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements.
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
      In accordance with the terms of the WPT and PPT agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured until the international distributor has received payment, and accordingly, WPTE does not recognize such revenue until that time. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-9”).
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
      Deferred television costs: WPTE accounts for deferred television costs in accordance with FASB Statement of Position No. 00-2 (“SOP 00-2”). Deferred television costs include capitalizable direct costs, production overhead and development costs related to episodes of the WPT, and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships because WPTE has insufficient operating history to enable such anticipation. In January 2006, WPTE signed an agreement for the PPT with Discovery Communications, Inc, the parent company of the Travel Channel, therefore, on-going PPT television costs will be capitalized beginning in the first quarter of fiscal 2006 and will be expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. WPTE management currently estimates that 100% of capitalized television costs at April 2, 2006 are expected to be expensed by the end of fiscal 2006.
      Investment: Until October 2005, WPTE had an investment (consisting of a 15% equity interest carried at its nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s initial public offering in October 2005, WPTE’s ownership interest was diluted to 11.7%. As of April 2, 2006, WPTE’s Executive Chairman of the Board, Lyle Berman, along with his son Bradley Berman, who also sits on the WPTE’s Board of Directors, have personal investments in PokerTek and, hold a combined ownership of approximately 9% in PokerTek. Lyle Berman also serves as Chairman of the Board of PokerTek and received options to purchase 200,000 shares of common stock in that company.
      On January 20, 2006, WPTE entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by WPTE, at a price per share of $9.03. WPTE closed the transaction on February 28, 2006, and received net cash proceeds of approximately $5.7 million. As a result, WPTE currently owns 450,000 shares, or a 4.75% ownership interest in PokerTek.
      WPTE accounted for this investment as “available for sale” pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and adjusted the investment to fair market value of $5.4 million at April 2, 2006, with the change in fair market value accounted for as a component of other comprehensive income in the statement of stockholders’ equity.
      Share-Based Compensation Expense: On January 2, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied certain provisions of SAB 107 in its adoption of SFAS 123(R).
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of earnings (loss). SFAS 123(R) supersedes the Company’s previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, the Company measured compensation cost for options granted prior to January 2, 2006, in accordance with

Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.
      The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the Company’s unaudited condensed consolidated statement of earnings was approximately $2.2 million for the three months ended April 2, 2006 and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the three months ended April 3, 2005.
      Upon adoption of SFAS 123(R), the Company also continued the use of the Black-Scholes option pricing method that it had used to establish fair value of options granted prior to January 2, 2006. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.
      In November 2005, the FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending December 31, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.

Accounting for long-term assets related to Indian casino projects:

Notes Receivable:
      Lakes is involved as the exclusive developer and manager or consultant of Indian-owned casino projects. The Company has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines that there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to Lakes sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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
      The development phase of each relationship commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management phase or consulting phase of the relationship, governed by the contract, continues for a period of up to seven years. Lakes, as developer and/or manager, has the exclusive right and obligation to develop, manage or provide consulting services, operate and maintain the casino and to train tribal members and others in the operation and maintenance of the casino during the term of the contract. The Company also makes advances to the tribes to fund certain portions of the projects, which bear interest generally at prime plus 1% or 2%. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract Lakes typically earns a management fee calculated as a percentage of the net income of the operations. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fee to Lakes, and other obligations, with the remaining funds distributed to the tribe.
      The Company accounts for its advances to the tribes and its management or consulting contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Because repayment of the notes is required only if a casino is successfully opened, Lakes’ advances may be at risk for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the amounts due will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management, consulting or financing contract. Subsequent to the initial recording, the two assets are accounted for separately.
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

Intangible Assets Related to Acquisition of Management Contracts:
      Intangible assets related to the acquisition of the management, consulting or financing contracts are accounted for using the guidance in Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (FASB No. 142). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. Lakes, in accordance with FASB No. 142, will amortize the intangible assets related to the acquisition of the management, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes’ interest in the projects from third parties.

Land Held for Development
      Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company can sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to acquisition of management, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other
      Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. These amounts will ultimately be allocated between notes receivable and intangible assets related to the acquisition of management, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs.
      In addition, Lakes incurs certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

      The consolidated balance sheets as of April 2, 2006 and January 1, 2006 include long-term assets related to Indian casino projects of $175.0 million and $152.8 million, respectively, primarily related to three separate projects. The amounts are as follows by project (in thousands):

	April 2, 2006

		Springs
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$49,858	$28,611	$20,002	$6,931	$105,402
Intangible assets related to acquisition of management contracts	19,596	19,466	8,155	1,311	48,528
Land held for development	—	8,776	6,677	795	16,248
Other	957	1,332	1,255	1,263	4,807

	$70,411	$58,185	$36,089	$10,300	$174,985

	January 1, 2006

		Springs
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to acquisition of management contracts	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

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

      The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Pokagon Band:

	As of April 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$63,988	$61,827
	$(47,266 principal and $16,722 interest)	$(46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted average of three scenarios)	25 months	32 months
Projected interest rate until casino opens	8.6%	8.2%
Projected interest rate during the loan repayment term	8.7%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	97.5%	90%
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

Shingle Springs Tribe:

	As of April 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$49,226	$46,446
	$(39,609 principal and $9,617 interest)	$(37,905 principal and $8,541 interest)
Estimated months until casino opens (weighted average of three scenarios)	37 months	37 months
Projected interest rate until casino opens	9.6%	9.2%
Projected interest rate during the loan repayment term	9.6%	9.1%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of April 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$22,707	$21,247
	$(17,766 principal and	$(16,858 principal and
	$4,941 interest)	$4,389 interest)
Estimated months until casino opens (weighted average of three scenarios)	34 months	34 months
Projected interest rate until casino opens	17.0%	9.2%
Projected interest rate during the loan repayment term	17.0%	9.2%
Discount rate	17.5%	15%
Repayment terms of note	24 months *	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      See discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.
      The following table represents a sensitivity analysis prepared by the Company of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year (probability will not be adjusted in excess of 100%):

		Sensitivity Analysis
	April 2, 2006
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$49,858,353	$46,658,897	$46,459,463	$44,108,447	$50,392,213	$51,993,728	$53,311,140
Shingle Springs	$28,611,323	$26,133,497	$26,833,973	$24,912,047	$30,266,464	$29,628,165	$31,749,677
Jamul	$20,001,653	$18,020,175	$19,054,439	$17,944,266	$20,250,009	$19,216,091	$20,335,772

	$98,471,329	$90,812,569	$92,347,875	$86,964,760	$100,908,686	$100,837,984	$105,396,589

		Sensitivity Analysis
	January 1, 2006
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

Pokagon	$44,028,057	$41,751,387	$41,590,634	$39,449,376	$46,304,727	$46,619,622	$49,040,268
Shingle Springs	$26,549,694	$24,632,645	$25,186,755	$23,367,059	$28,466,744	$27,985,550	$30,005,160
Jamul	$12,957,357	$12,175,960	$12,322,455	$11,580,739	$13,738,755	$13,626,227	$14,449,428

	$83,535,108	$78,559,992	$79,099,844	$74,397,174	$88,510,226	$88,231,399	$93,494,856

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

      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of April 2, 2006 and January 1, 2006. The notes receivable are carried on the consolidated balance sheets at April 2, 2006 and January 1, 2006 at their estimated fair values of $105.4 million and $87.1 million, respectively.

	Balance at April 2, 2006

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$23,160	$39,609	$16,816	$—	$79,585
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,930	—	950	—	11,880
Note receivable, other(c)				7,891	7,891

	$47,266	$39,609	$17,766	$7,891	$112,532

	Balance at January 1, 2006

		Shingle
Advances Principal Balance	Pokagon	Springs	Jamul	Other	Total

Note receivable, pre-construction(a)	$22,344	$37,905	$15,908	$—	$76,157
Note receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other(c)				4,474	4,474

	$46,445	$37,905	$16,858	$4,474	$105,682

(a)	Lakes funds certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and Lakes, in order to obtain the development agreement and management contract, agrees to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	Lakes purchased land to be used and transferred to the tribe in connection with the casino project. At Pokagon, a portion of the land will be used by the tribe separate from the casino project land.

(c)	Represents amounts advanced under the agreements with the Iowa Tribe and Pawnee Nation. April 2, 2006 amount includes $2.5 million related to a settlement reached with the Kickapoo Tribe in March 2006.
      The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at April 2, 2006 and January 1, 2006 (in thousands):

	April 2,	January 1,
Pokagon	2006	2006

Monthly stipend	$10,000	$9,625
Construction	2,639	2,635
Legal	1,894	1,634
Environmental	652	650
Design	7,975	7,800

	$23,160	$22,344

	April 2,	January 1,
Shingle Springs	2006	2006

Monthly stipend	$6,890	$6,390
Construction	1,623	1,623
Legal	12,731	12,195
Environmental	1,602	1,588
Design	9,420	9,306
Gaming license	3,476	3,426
Lobbyist	3,867	3,377

	$39,609	$37,905

	April 2,	January 1,
Jamul	2006	2006

Monthly stipend	$3,988	$3,841
Construction	346	326
Legal	3,422	3,340
Environmental	1,678	1,668
Design	4,650	4,168
Gaming license	538	511
Lobbyist	2,194	2,054

	$16,816	$15,908

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
      The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. Lakes (as its predecessor Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of its Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which the Company’s Indian casinos will be located. In addition, Lakes has many years of casino operations experience within the Company, which provides a basis for its revenue expectations. The projections were prepared by Lakes not for purposes of the valuation at hand but rather for purposes of Lakes’ and the tribes’ business planning.

      The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	April 2, 2006	January 1, 2006

No. of Class III slot machines	3,000	3,000
No. of Table games	90	90
No. of Poker tables	20	20
Win/ Class III slot machine/day — 1st year	$281	$275
Win/ Table game/day — 1st year	$1,474	$1,444
Win/ Poker game/day — 1st year	$1,021	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 — 4.5%	Year 2 — 2.1%
	Year 3 — 4.1%	Year 3 — 1.9%
	Year 4 — 3.3%	Year 4 — 3.6%
	Year 5 — 3.0%	Year 5 — 2.8%
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

Jamul Tribe

	April 2,	January 1,
	2006	2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	65	65
No. of Poker tables	10	10
Win/ Class III slot machine/day — 1st year	$307	$307
Win/ Class II slot machine/day — 1st year	$220	$220
Win/ Table game/day — 1st year	$1,100	$1,100
Win/ Poker table/day — 1st year	$650	$650
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

Shingle Springs Tribe

	April 2, 2006	January 1, 2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	100	100
No. of Poker tables	20	20
Win/ Class III slot machine/day — 1st year	$350	$350
Win/ Class II slot machine/day — 1st year	$250	$250
Win/ Table game/day — 1st year	$1,275	$1,275
Win/ Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 5.5%	Year 2 — 5.5%
	Year 3 — 4.3%	Year 3 — 4.3%
	Year 4 — 3%	Year 4 — 3%
	Year 5 — 5.1%	Year 5 — 5.1%
	Year 6 — (17)%	Year 6 — (17)%
	(management fees	(management fees
	were reduced in	were reduced in
	years six and seven)	years six and seven)
	Year 7 — 1.5%	Year 7 — 1.5%
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
      As of April 2, 2006 and January 1, 2006 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.
Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement:
      Lakes, in July 1999, entered into a development agreement and management contract with the Pokagon Band, a federally recognized tribe with a compact with the State of Michigan, to develop and manage a casino on approximately 675 acres in southwest Michigan. The first phase of the casino is planned to include approximately 3,000 slot machines, 90 table games, a 20 table poker room, various restaurant and bar venues, a hotel, enclosed parking, a childcare facility and arcade, and various other resort amenities.
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
      Lakes will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of Lakes’ management fee will be subordinated to senior indebtedness of the Pokagon casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The management fee and length of contract are subject to regulatory approval. The casino could open as early as third quarter of fiscal 2007.
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months. In accordance with the management contract, Lakes contributed $1 million to the Pokagon Band scholarship fund in April 2006 because the land was taken into trust and the management contract was approved by the NIGC.

Lakes’ evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of the first quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Usable land placed in trust by Federal government	Yes	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.

Usable county agreement, if applicable	Yes	Yes	Yes

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, The Michigan Supreme Court has now agreed to hear the appeal by TOMAC that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement). The financing lenders have indicated this will not hold-up the process of obtaining financing to begin construction.	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.	No, pending litigation regarding land in trust.

Financing for construction	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Approximately $10.9 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase real property comprising the project site. The Company’s first deed of trust against the gaming land portion of this property (except for a small parcel worth approximately $0.3 million) was relinquished when the BIA placed the land into trust in January 2006. The Company still holds a deed of trust against the non-gaming land which has a cost basis of approximately $13.2 million.
      The estimated probability rate was increased from 90% to 97.5% in the first quarter of fiscal 2006 as the management contract was approval by the NIGC in March 2006 and the appeal deadline passed for TOMAC to appeal the January 6, 2006 favorable federal judge ruling that allowed the land to be taken into trust by the Federal Government. We expect to close on the third party financing to begin construction of the casino in the second quarter of fiscal 2006. Based upon a review of each of the milestones as discussed in the table above there is one new litigation matter: the Michigan Supreme Court has now agreed to hear the appeal by TOMAC that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement). The financing lenders have indicated this will not hold-up the process of obtaining financing to begin construction.
      The estimated probability rate was increased from 75% to 90% in fiscal 2005, due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that allowed the land to be taken into trust by the Federal Government. TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band.
      Due to the status of the critical milestones as described above the weighted average estimated casino opening date was moved ahead from October 2008 to April 2008 during the first quarter ended April 2, 2006.

Shingle Springs

Business arrangement:
      Plans for the Shingle Springs Casino project include an approximately 1,100,000 square-foot facility (including approximately 85,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, 20 poker table games as well as restaurants, enclosed parking and other facilities.
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

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of the first quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues.
	— See below.	— See below.	— See below.

Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      As a result of delays related to litigation surrounding access to the reservation via an interchange, the weighted average estimated casino opening date was extended from February 2009 to May 2009 during the first quarter ended April 2, 2006.
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
      The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of the California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging

CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is preparing the necessary additional information as requested by the Court for the two issues described above. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the interchange EIR. Construction of the interchange and casino could begin as early as the beginning of fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction.
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

Jamul Tribe

Business arrangement:
      The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Plans for the casino include approximately 2,000 gaming devices and approximately 75 table games, along with various restaurants and related amenities.
      Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, Lakes will use its best efforts to obtain financing from which advances of up to $350 million will be made to the Jamul Tribe to pay for the design and construction of the project. However, there can be no assurance that third party financing will be available, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a first class casino with related amenities/services on its existing six acre reservation which the Jamul Tribe will manage.
      Under the new agreement, Lakes will receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services. Each of these fees will be payable to Lakes evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Tribe’s proposed casino resort are to be included in the financing for the Jamul Casino.
      Prior to entering into the 2006 development financing and services agreement Lakes and the Jamul Tribe entered into a development agreement and management contract in 1999, which has been submitted to the NIGC for approval.

Lakes’ Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the first quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Critical Milestone	April 2, 2006	January 1, 2006	January 2, 2005

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      As a result of delays related to getting land contiguous to the reservation placed into trust (which is now eliminated as a result of the new agreement entered into with the Jamul Tribe on March 30, 2006), the weighted average estimated casino opening date was extended from November 2008 to February 2009 during the first quarter ended April 2, 2006. The probability rate was increased from 80% at January 1, 2006 to 85% at April 2, 2006 as a result of the Jamul Tribe and Lakes entering into a development financing and services agreement in March 2006 which eliminates the need for land contiguous to the reservation land being taken into trust and the NIGC does not need to approve the development financing and services agreement. The casino will be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land in trust process.

      The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate six-acre project would be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project would change significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Neither the total square footage nor the nature or cost of the project are expected to change significantly as it will be primarily the same project being built on a smaller footprint.
      Lakes has consulted with third-party advisors as to the architectural feasibility of the alternative plan and has been assured that the project can be successfully built on the reservation land. The Company has completed economic models for each alternative and concluded that either would result in a successful operation assuming that adequate financing can be obtained.
      Therefore, the Company believes this project will be successfully completed. Construction of the casino could begin in late fiscal 2006 with an estimated opening date of the casino 18 months thereafter.
      The Jamul Tribe is a federally recognized tribe with a compact with the State of California and has an approximate six acre reservation on which the casino is planned to be built. The primary effort in this project has been to place approximately 82 acres of land contiguous to the reservation into trust for gaming. Lakes acquired 101 acres of land contiguous to the six acres of reservation land of which 19 acres relate to land with certain easements, which will not be accepted into trust. The trust application, including an Environmental Impact Statement (“EIS”), has been prepared, submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission to determine if the land should be taken into trust. There has been some local opposition regarding the project. An EIS is more rigorous to complete than a more typical EA (Environmental Assessment). The EIS was more intense and took longer to prepare but is considered a better method to address all potential environmental concerns surrounding this project and to mitigate potential future opposition that may delay the project. The Jamul Tribe is in process of preparing a Tribal Environmental Impact Report under guidelines of the State compact.
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
      The largest of the casino resort developments, referred to as the “Chilocco Casino”, will be located on approximately 800 acres of Indian gaming land owned by the Pawnee Nation in northern Oklahoma near the Kansas border. This project is planned to include a large first class casino, hotel and meeting space, multiple restaurants and bar venues, an entertainment and event center, a golf course and various other casino resort amenities. The first phase of the project is planned to include approximately 1,200 gaming devices, 24 table games, a poker room, various restaurants and bars, a 150-room hotel and parking.
      The Pawnee Nation currently operates a “Travel Plaza” at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. The Pawnee Nation intends to expand the Travel Plaza to include gaming and has engaged Lakes to assist with this project. When expanded, the planned project will open with approximately 200 gaming devices and a full service restaurant.
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

Lakes’ Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of April 2, 2006:

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Pawnee Nation currently holds land in trust where the Chilocco casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.

Usable land placed in trust by Federal government	Yes, the Pawnee Nation currently holds land in trust where the Chilocco Casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes	Yes

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC is now able to issue a FONSI and approve the management contract, which is expected to occur in the third quarter of fiscal 2006.	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC issued a FONSI in March 2006. The management contract is expected to be approved in the second quarter of fiscal 2006.	No, submitted to the NIGC for review on March 22, 2005. The NIGC has provided comments which the Tribe and Lakes have provided a response. The management contract is expected to be approved as early as the second quarter of fiscal 2006.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, preliminary discussions with lending institutions has occurred and the Pawnee Nation will issue a request for proposal. A lender will be selected under this process in the second quarter of fiscal 2006.	No, The Pawnee Nation has received and approved, subject to minor negotiations, a commitment for financing from a lender for the desired amount. The intent is to close the loan in the second quarter of fiscal 2006.	None needed.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the three Pawnee Nation Projects will result in economic benefit to Lakes sufficient to recover Lakes investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Pawnee Trading Post is currently open and operating and the refurbishments were completed in the fourth quarter of fiscal 2005. The Pawnee Travel Plaza is currently open and expansion could be completed to include gaming as early as the fourth quarter of fiscal 2006. The Chilocco Casino project could open as early as mid 2007.

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
      The Development Project. The proposed development would have an initial phase of approximately 1,500 slot machines, four restaurants, a KidsQuest, 250 hotel rooms and parking. Future development would include additional gaming, hotel rooms, meeting space, special events center, golf course and other market driven amenities. For its gaming development consulting services under the Iowa Consulting Agreement related to the Development Project, the Company will receive a development fee of two percent of the project costs of the Development Project, paid upon the opening of the Development Project, and a flat monthly fee of $500,000 for a period of 120 months commencing upon the opening of the project.
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
      Cimarron Casino. The Iowa Tribe historically operated a 240 gaming machine and 200-seat bingo parlor located on the northern edge of Perkins, Oklahoma, approximately eight miles south of Stillwater, Oklahoma. The existing facility is being renovated to provide for space for 325 gaming machines, six table games, and a new snack bar. The Company has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. The NIGC approved the Cimarron Management

Contract in April 2006. The fee under the Cimarron Consulting Agreement consisted entirely of a limited flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any Company affiliate for consulting services under the Cimarron Consulting Agreement).
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

Lakes’ Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of April 2, 2006:

	Development Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on the Company’s project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in the Company’s project plan	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved, which is expected to be completed in late 2006.	No, however the NIGC approved the management contract in April 2006.

Resolution of all litigation and legal obstacles	None at this time, the acquisition of other tribal land needs to be approved by the BIA.	None at this time. The first part of the refurbished casino opened in May 2006.

	Development Project	Cimarron Casino

Financing for construction	No, preliminary discussions with lending institutions has occurred.	Permanent financing was obtained from a lending institution in December 2005 and Lakes was repaid all amounts outstanding under the business improvement loan.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the two Iowa Tribe Projects will result in economic benefit to Lakes sufficient to recover Lakes’ investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Cimarron Casino is currently open and refurbishment of the casino could be completed as early as mid 2006. The Development Project could open as early as the first quarter of fiscal 2008.

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
      Lakes entered into a Letter of Settlement (“Settlement Agreement”) with the Kickapoo Tribe pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. Pursuant to the Settlement Agreement, during April 2006, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes to the Kickapoo Tribe. The Company and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on Lakes’ books, and once Lakes receives full releases for any liability thereto. As a result of the $2.6 million payment, Lakes revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and a gain of that amount was recognized in the first quarter of 2006. The land transfer and related release of liabilities will be recognized in the period they occur. When the releases are received from the vendors the Company will recognize a gain. The Company does not have an estimate of when or if this will occur.

      Litigation costs: The Company does not accrue for estimated future litigation defense costs, if any, to be incurred by the Company in connection with outstanding litigation and other disputed matters but instead, records such costs as the related legal and other services are rendered.
      Income taxes: In accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at April 2, 2006 and January 1, 2006. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. The Company recorded a 100% valuation allowance against these items at April 2, 2006 and January 1, 2006 based upon the above factors. The Company has established deferred tax assets related to unrealized investment losses and related carryovers as of April 2, 2006 and January 1, 2006. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $79.7 million as of May 2, 2006 based upon the closing stock price as reported by the Nasdaq National Market on May 2, 2006 of $6.39. Lakes’ basis in the WPTE common stock is minimal.
      Other Recent Accounting Pronouncements: In 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 will be effective for financial instruments acquired or issued during our fiscal year that begins after September 15, 2006. We presently do not expect SFAS 156 to be applicable to any instruments likely to be acquired or issued by us.
      In 2005, the FASB also issued SFAS 156, Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140. SFAS 156 further amends the guidance in SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and, among other things, requires recognition of a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in certain situations. Statement 156 will be effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We presently do not expect SFAS 156 to be applicable to any of our activities.
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
Private Securities Litigation Reform Act
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by the Company with the SEC as well as information included in oral statements or other written statements made or to be made by the Company contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.
      Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.
      These risks and uncertainties include, but are not limited to, need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that WPTE shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on the Company’s consolidated results of operations or the market value of the WPTE shares held by the Company, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review the Company’s filings with the SEC. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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
      The Company’s cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 2, 2006, the carrying value of the Company’s cash and cash equivalents approximates fair value. The Company also holds short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities)

having a weighted average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
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
      Lakes’ notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. Lakes records its notes receivable at fair value and subsequent changes in fair value are recorded as income or expense in the Company’s consolidated statement of operations. As of April 2, 2006, Lakes had $102.9 million of notes receivable, at fair value with a floating interest rate (principal amount of $110.0 million, excluding advances to the Kickapoo Tribe). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $10.2 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same twelve-month period.

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
      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended April 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Part II
Other Information

ITEM 1.	LEGAL PROCEEDINGS

Slot machine litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The plaintiffs have appealed the judgment dismissing their claims to the United States Ninth Circuit Court of Appeals. The briefing of the appeal is scheduled to be completed by early June 2006.
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
ITEM 1A. RISK FACTORS
      There have been no material changes to Lakes’ risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 except that Lakes is no longer subject to the risk that its common stock may not be re-listed on the Nasdaq National Market. As previously announced, Lakes’ common stock resumed trading on the Nasdaq National Market on March 23, 2006 under the symbol “LACO.”

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
Dated: May 12, 2006