Form 10-Q
period 2006-07-02
LAKES ENTERTAINMENT INC
filed 2006-08-10
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days     Yes ☑          No ☐.
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐          Accelerated Filer ☑          Non Accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of August 3, 2006, there were 22,874,909 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of July 2, 2006 (Unaudited) and January 1, 2006	3
	Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) (Unaudited) for the three months and six months ended July 2, 2006 and July 3, 2005	4
	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the six months ended July 2, 2006 and July 3, 2005	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended July 2, 2006 and July 3, 2005	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	69
ITEM 4.	CONTROLS AND PROCEDURES	70
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	71
ITEM 1A	RISK FACTORS	73
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	73
ITEM 6.	EXHIBITS	74
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
July 2, 2006 and January 1, 2006

	July 2,	January 1,
	2006	2006

	(Unaudited)
	(In thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$37,377	$9,912
(balance includes $6.6 million and $1.7 million of WPT Enterprises, Inc. cash)
Short-term investments	44,311	26,735
(balance includes $30.5 million and $26.7 million of WPT Enterprises, Inc. short-term investments) Accounts receivable, net of allowance of $0.0 million and $0.1 million	1,951	3,072
Prepaid expenses	600	614
Other current assets	1,325	1,810

Total current assets	85,564	42,143

Property and equipment, net	15,209	13,451
Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	139,913	87,062
Land held for development	16,197	16,248
Intangible assets related to acquisition of management contracts, net	53,103	46,088
Other	5,174	3,360

Total long-term assets related to Indian casino projects	214,387	152,758
Other assets:
Restricted cash	19,535	249
Investments	4,576	10,640
Deferred tax asset	4,540	6,852
Debt issuance costs	2,212	19
Other long-term assets	4,939	4,498

Total other assets	35,802	22,258

Total Assets	$350,962	$230,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,989	$8,394
Income taxes payable	13,575	10,933
Accrued payroll and related costs	1,816	1,125
Deferred revenue	3,351	5,150
Other accrued expenses	2,191	2,159

Total current liabilities	26,922	27,761

Long-term debt, related party	—	10,000
Long-term debt, other, net of unamortized discount of $1.0 million	104,117	—

Total Liabilities	131,039	37,761

Commitments and Contingencies
Minority interest in subsidiary	16,400	14,466
Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 and 0 issued and outstanding at July 2, 2006 and January 1, 2006, respectively	45	—
Common stock, $.01 par value; authorized 200,000 shares; 22,875 and 22,300 common shares issued and outstanding at July 2, 2006, and January 1, 2006, respectively	229	223
Additional paid-in capital	170,720	154,301
Retained earnings	28,342	13,410
Accumulated other comprehensive earnings	4,187	10,449

Total shareholders’ equity	203,523	178,383

Total Liabilities and Shareholders’ Equity	$350,962	$230,610

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended		Six Months Ended

	July 2,	July 3,	July 2,	July 3,
	2006	2005	2006	2005

	(In thousands, except per share data)
	(Unaudited)
Revenues:
License fee income	$8,750	$5,341	$13,426	$8,804
Host fees, sponsorship and other	2,470	1,260	4,424	1,901

Total Revenues	11,220	6,601	17,850	10,705

Costs and Expenses:
Selling, general and administrative	8,833	6,970	18,015	13,435
Production costs	4,176	4,377	6,596	7,564
Depreciation and amortization	315	113	584	204

Total Costs and Expenses	13,324	11,460	25,195	21,203

Net unrealized gains (losses) on notes receivable	17,647	(956)	33,123	1,880

Earnings (Loss) From Operations	15,543	(5,815)	25,778	(8,618)

Other Income (Expense):
Interest income	657	364	1,090	814
Interest expense, related party	—	—	(137)	—
Interest expense, other	(1,303)	—	(1,834)	—
Loss on extinguishment of debt	(6,821)	—	(6,821)	—
Realized gain on sale of investment	—	—	5,675	—
Other	(10)	—	76	—

Total other income (expense), net	(7,477)	364	(1,951)	814

Earnings (loss) before income taxes, equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	8,066	(5,451)	23,827	(7,804)
Income taxes	3,837	352	6,547	707

Earnings (loss) before equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	4,229	(5,803)	17,280	(8,511)
Equity in earnings (loss) of unconsolidated investees, net of tax	—	(7)	—	6
Minority interest in net (earnings) loss of subsidiary	(981)	159	(2,348)	735

Net earnings (loss)	$3,248	$(5,651)	$14,932	$(7,770)
Other comprehensive earnings (loss):
Unrealized gains (losses) on marketable securities, net of tax	(855)	6	(426)	(36)
Change in estimated fair value of derivatives	(161)	—	(161)	—

Comprehensive earnings (loss)	$2,232	$(5,645)	$14,345	$(7,806)

Earnings (loss) per share — basic	$0.14	$(0.25)	$0.66	$(0.35)

Earnings (loss) per share — diluted	$0.13	$(0.25)	$0.61	$(0.35)

Weighted-average common shares outstanding — basic	22,875	22,300	22,642	22,289

Dilutive effect of common stock equivalents	2,041	—	1,862	—

Weighted-average common shares outstanding — diluted	24,916	22,300	24,504	22,289

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
Six months ended July 2, 2006 and July 3, 2005

							Accumulated
	Preferred Stock		Common Stock		Additional		Other	Total
					Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings (Loss)	Equity

	(In thousands)
	(Unaudited)
2006

Balances, January 1, 2006	—	—	22,300	$223	$154,301	$13,410	$10,449	$178,383
Other comprehensive loss	—	—	—	—	—	—	(587)	(587)
Realized gain on sale of investment	—	—	—	—	—	—	(5,675)	(5,675)
Issuance of preferred stock and warrants	4,458	$45	—	—	4,709	—	—	4,754
Issuance of stock on options exercised — net	—	—	575	6	3,226	—	—	3,232
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	3,805	—	—	3,805
Income tax benefit of stock option exercises	—	—	—	—	1,457	—	—	1,457
Net minority interest of above components, net of increase in subsidiary equity	—	—	—	—	416	—	—	416
Net earnings	—	—	—	—	—	14,932	—	14,932

Balances, July 2, 2006	4,458	$45	22,875	$229	$170,720	$28,342	$4,187	$203,523

2005

Balances, January 2, 2005	—	—	22,253	$223	$157,895	$25,280	$(6)	$183,392
Other comprehensive loss	—	—	—	—	—	—	(36)	(36)
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	2	—	—	2
Reduction of deferred compensation	—	—	—	—	2	—	—	2
Issuance of stock on options exercised — net	—	—	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	—	—	800	—	—	800
Interest on common shares subject to repurchase	—	—	—	—	(21)			(21)
Net minority interest of above components, net of increase in subsidiary equity	—	—	—	—	(698)	—	—	(698)
Net loss	—	—	—	—	—	(7,770)	—	(7,770)

Balances, July 3, 2005	—	—	22,300	$223	$158,130	$17,510	$(42)	$175,821

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended July 2, 2006 and July 3, 2005

	Six Months Ended

	July 2,	July 3,
	2006	2005

	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES:
Net earnings (loss)	$14,932	$(7,770)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	431	336
Amortization of deferred financing costs and discount on debt	705	—
Share-based compensation	3,689	800
Loss on extinguishment of debt	6,821	—
Net unrealized gains on notes receivable	(33,123)	(1,879)
Realized gain on sale of investment	(5,675)	—
Minority interest in net earnings (loss) of subsidiary	2,348	(735)
Equity in earnings of unconsolidated investees	—	(6)
Deferred income taxes	3,769	(25)
Increases in operating (assets) and liabilities:
Accounts receivable	1,022	636
Prepaid expenses	14	549
Other	603	558
Income taxes payable	2,642	4,912
Accounts payable	(1,094)	999
Deferred revenue	(1,799)	168
Accrued expenses	723	2,303

Net Cash Provided by (Used in) Operating Activities	(3,992)	846

INVESTING ACTIVITIES:
Short-term investments, purchases	(39,346)	2,328
Short-term investments, sales/maturities	21,722	—
Proceeds from repayment of notes receivable	2,865	—
Increases in long-term assets related to Indian casino projects	(31,880)	(6,695)
Advances to unconsolidated investees	—	(10)
Distributions from unconsolidated investees	—	850
Proceeds from sale of investment	5,686	—
Payments for other long-term assets	—	(521)
(Increase) decrease in other long-term assets	(445)	197
Purchase of property and equipment	(2,886)	(1,430)

Net Cash Used in Investing Activities	(44,284)	(5,281)

FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock	3,277	154
Debt issuance costs	(5,004)	—
Shareholder trading settlement	2,805	—
Repayment of debt	(35,000)	—
Increase in WPTE restricted cash	(197)	—
Restricted cash proceeds from long-term debt	19,090	—
Restricted cash proceeds from long-term debt available as of quarter end	(19,090)	—
Unrestricted cash proceeds from long-term debt	109,860	—

Net Cash Provided by Financing Activities	75,741	154

Net Increase (Decrease) in Cash and Cash Equivalents	27,465	(4,281)
Cash and Cash Equivalents — Beginning of Period	9,912	28,717

Cash and Cash Equivalents — End of Period	$37,377	$24,436

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation:
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
      Certain reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or shareholders’ equity as previously presented.

2.	Management’s Financial Plans:
      Lakes’ unrestricted cash balance and short-term investments, excluding WPT Enterprises, Inc. (“WPTE”) cash and short-term investments, was approximately $45 million as of July 2, 2006. Lakes’ major use of cash over the past three years has been pre-construction financing provided to tribal partners and on-going corporate costs. While the funds provided by the $105 million credit agreement with Bank of America N.A. (“BofA”) (Note 6) allow Lakes to move forward with various casino development projects, Lakes anticipates incurring additional pre-construction costs which will require additional sources of financing during fiscal 2007 to meet operational and development needs. Therefore, Lakes will explore additional financing alternatives as needed.

3.	Long-Term Assets Related to Indian Casino Projects:
      At July 2, 2006 and January 1, 2006, long-term assets related to Indian casino projects are primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (“Pokagon Band”), Shingle

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the Jamul Indian Village (“Jamul Tribe”) as indicated in the following tables (in thousands):

	July 2, 2006

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$82,214	$30,439	$21,830	$5,430	$139,913
Intangible assets related to acquisition of management contracts	23,548	19,756	8,288	1,511	53,103
Land held for development	—	8,720	6,679	798	16,197
Other	60	1,587	2,291	1,236	5,174

	$105,822	$60,502	$39,088	$8,975	$214,387

	January 1, 2006

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to acquisition of management contracts	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

      The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Pokagon Band:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$98,152	$61,827
	($71,176 principal and $26,976 interest)	($46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted-average of three scenarios)	13 months	32 months
Projected interest rate until casino opens	9.0%	8.2%
Projected interest rate during the loan repayment term	9.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
     The net unrealized gain on notes receivable related to the Pokagon Band casino project was $12.4 million and $0.2 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and $17.6 million and $3.0 million for the six months ended July 2, 2006 and July 3, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

Shingle Springs Tribe:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$51,194	$46,446
	($40,327 principal and $10,867 interest)	($37,905 principal and $8,541 interest)
Estimated months until casino opens (weighted-average of three scenarios)	37 months	37 months
Projected interest rate until casino opens	10.06%	9.2%
Projected interest rate during the loan repayment term	9.97%	9.1%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      The net unrealized gain on notes receivable related to the Shingle Springs Tribe casino project was $1.4 million and $0.1 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and $2.5 million and $0.3 million for the six months ended July 2, 2006 and July 3, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Jamul Tribe:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$24,781	$21,247
	($18,822 principal and $5,959 interest)	($16,858 principal and $4,389 interest)
Estimated months until casino opens (weighted-average of three scenarios)	34 months	34 months
Projected interest rate until casino opens	17.0%	9.2%
Projected interest rate during the loan repayment term	17.0%	9.2%
Discount rate	17.5%	15%
Projected repayment terms of note	24 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%
      The net unrealized gain on notes receivable related to the Jamul Tribe casino project was $0.9 million and $0.3 million for the three months ended July 2, 2006 and July 3, 2005, respectively, and $7.3 million and $0.4 million for the six months ended July 2, 2006 and July 3, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

4.	Restricted Cash:
      As of July 2, 2006, and January 1, 2006, Lakes has restricted cash of approximately $19.5 million and $0.2 million, respectively. Approximately $19.1 million of the restricted cash as of July 2, 2006 represents a required interest reserve to fund the first 18 months of interest payments related to the $105 million financing facility with BofA (Note 6).

5.	Long-Term Investments:
      In March 2006, WPTE sold 630,000 common shares of its then 12% interest in PokerTek, Inc. (“PokerTek”) at $9.03 per share, resulting in net cash proceeds of approximately $5.7 million. As a result of the sale, WPTE realized a gain of approximately $5.7 million and its ownership interest was reduced to 450,000 shares, or 5%.
      WPTE accounts for its investment in PokerTek at fair market value and classifies it as “available for sale.”

6.	Long-Term Debt:
      On February 15, 2006, Lakes closed on a $50 million financing facility with PLKS Holdings, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility. The $25 million outstanding principal balance together with accrued interest was repaid in full on June 22, 2006, as discussed below. As consideration for the PLKS financing, Lakes issued to PLKS an aggregate of 4.46 million common stock purchase warrants at an exercise price of $7.50 per share that expire in February 2013, subject to customary anti-dilution protections. As of July 2, 2006, and as a result of repaying the PLKS loan in full without any additional draws under the financing facility, certain warrants remain exercisable for 1.25 million shares of common stock and the remaining 3.21 million warrants have lapsed and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
will not become exercisable. PLKS also has demand registration rights with respect to the Lakes common stock underlying the warrants. The holders of the warrants can require Lakes to redeem the warrants if Lakes fails to satisfy its registration obligations with respect to the Lakes common stock underlying the warrants. Lakes has agreed to pay substantially all of the costs incurred in the preparation and filing of these registration statements. The 1.25 million warrants to purchase common stock were valued at $4.7 million using a Black-Scholes pricing model and were being amortized as interest expense over the three-year life of the financing facility. The unamortized portion of the warrants were reported as an in-substance debt discount. As a result of the PLKS debt repayment, the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were written off and reported as loss on extinguishment of debt in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) totaled approximately $6.8 million.
      Additionally, as part of the PLKS transaction, the Lakes Board of Directors authorized the creation of a new class of Series A Convertible Preferred Stock, par value $0.01 per share. Lakes sold 4,457,751 shares of the preferred stock to PLKS for $44,578. These preferred shares have no dividend rights, had voting rights only if there was a default under the financing agreement, and become convertible into common stock of Lakes (on a fixed one-to-one basis) only if and when the warrants are cancelled in accordance with the terms of the warrants.
      On June 22, 2006, Lakes borrowed $105 million under a financing facility with BofA and certain lenders (the “Lenders”), pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Funds drawn under the Credit Agreement bear interest at the rate of LIBOR plus 6.25% per annum, subject to adjustment or change as specified in the Credit Agreement, and are due and payable on the fourth anniversary of the closing date. A condition of the Credit Agreement requires Lakes to negotiate an interest rate swap agreement (Note 16). The notional value of the interest rate swap must be equal to 100% of the financing facility for the first 18 months and 50% of the financing facility thereafter. The interest rate swap will be used as a cash flow hedge to manage Lakes’ exposure to fluctuations in interest rates.
      Subject to certain premiums, Lakes may prepay the facility in whole or in part at any time. Approximately $25.2 million of the initial draw was used to repay in full the aforementioned loan payable to PLKS. Pursuant to the terms of the Credit Agreement, Lakes paid a closing fee of $1.5 million to BofA and an additional $0.7 million in debt issuance costs primarily consisting of legal fees. The closing fee and debt issuance costs will be amortized over the term of the Credit Agreement using the effective interest method and will be recorded as depreciation and amortization expense in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). Lakes received net proceeds of approximately $103.9 million before the disbursements of the closing fee, debt issuance costs and repayment of the PLKS loan. The debt discount of approximately $1.1 million will also be amortized over the life of the loan using the effective interest method and will be reported as interest expense in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). Lakes is obligated to pay a $50,000 annual administrative agent fee to BofA.
      The loan underlying the Credit Agreement is secured by substantially all of the material assets of Lakes and its subsidiaries. However, Lakes is entitled to sell up to 3 million of the approximate 12.5 million WPTE shares it owns without application of the proceeds of such sale to reduction of the amount owing under the Credit Agreement. In the event Lakes sells more than 3 million WPTE shares, the proceeds of such sale over and above the amount realized on the 3 million shares would be required to be placed in a cash collateral account securing the loan under the Credit Agreement. In addition, Lakes and certain of its subsidiaries have guaranteed the repayment of the loan under the Credit Agreement pursuant to the terms of a Continuing Guaranty dated as of June 22, 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The loan underlying the BofA Facility can be declared immediately due and payable upon the occurrence of an event of default that is not cured within any applicable cure period. An event of default will occur if any of the covenants contained in the Credit Agreement are violated. Management will routinely monitor all debt covenants to ensure compliance over the term of the financing facility.

7.	Kickapoo Settlement:
      In April 2006, Lakes entered into a Letter of Settlement (“Settlement Agreement”) with the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”) pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, Lakes recorded a loss of approximately $6.3 million as a result of the terminated business relationship. Pursuant to the Settlement Agreement, Lakes received a cash payment of approximately $2.6 million as reimbursement in April 2006, for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes to the Kickapoo Tribe. The Company and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on Lakes’ books, and once Lakes receives full releases for any liability thereto. During the second quarter of fiscal 2006, Lakes received releases from vendors totaling $2.8 million related to services performed in connection with the Kickapoo casino project, which have been recorded as unrealized gains in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). Approximately $0.9 million of liabilities subject to the Settlement Agreement remain as of July 2, 2006. The Company will not recognize further gains unless and until additional releases are received from vendors. However, the Company does not have an estimate of when or if this will occur.

8.	Regulatory Approval of Management Agreements:

Pokagon Band:
      In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it has approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort on the Pokagon Band’s land in New Buffalo Township, Michigan (“Pokagon Casino”). On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, fixtures and equipment (“FF&E”) to fund the Four Winds Casino project. Amounts owed to Lakes under the management and development agreements are subordinated to the senior note financing.
      The closing of third-party financing by the Pokagon Band during the second quarter of fiscal 2006 triggered a retroactive interest rate adjustment on the Company’s notes receivable, which required the recalculation of interest cost as if a fixed rate had been in effect for the entire period the loans were outstanding. The interest rate used in this calculation is prime rate plus one percentage point as of June 22, 2006 (approximately 9.0%). The advances Lakes makes to the tribes are accounted for as structured notes in accordance with the guidance contained in Emerging Issues Task Force (EITF) Consensus No. 96-12 Recognition of Interest Income and Balance Sheet Classification of Structured Notes (EITF No. 96-12). Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value and therefore, this fixed interest rate has been included as part of the fair value calculation related to the notes receivable from the Pokagon Band as of July 2, 2006. (Note 3)

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Iowa Tribe:
      In April 2006, Lakes received notification from the NIGC that it has approved Lakes’ management agreement with the Iowa Tribe of Oklahoma (“Iowa Tribe”) to refurbish and manage the Cimarron Casino project on the Iowa Tribe’s land in Perkins, Oklahoma.

9.	Development Financing and Services Agreement with the Jamul Tribe:
      Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, Lakes will use its best efforts to obtain financing, from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the project. There can be no assurance that third party financing will be available with acceptable terms. If Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six-acre reservation which the Jamul Tribe will manage.
      Lakes will receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

10.	Settlement Agreement with a Beneficial Owner:
      As of March 17, 2006, Lakes entered into a Settlement Agreement with Deephaven Capital Management LLC (“Deephaven”) pursuant to which Deephaven paid Lakes approximately $2.8 million as repayment of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, relating to or in connection with one or more funds managed by Deephaven trading in shares of Lakes’ common stock prior to February 14, 2006. The payment has been recorded as an increase in additional paid-in capital.

11.	Stock Options and Awards:

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

WPTE Stock Option Plan:
      WPTE has adopted the board-approved 2004 Stock Incentive Plan (the “2004 Plan”) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of conversion to a publicly-traded company. On May 31, 2006, WPTE shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance from 3,120,000 shares to 4,200,000 shares. Under the 2004 Plan, the options vest in equal installments over three-year and five-year periods beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.
      Lakes and WPTE issue new shares of common stock upon exercise of options.

Valuation and Expense Information under SFAS 123(R):
      On January 2, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123(R), Share-Based Payment-Revised 2004, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases based on estimated fair values.
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). SFAS 123(R) supersedes the Company’s previous accounting for employee stock-based compensation for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations (APB 25). Accordingly, no accounting recognition was given in prior years to stock options granted at fair market value until they were exercised. Upon exercise, net proceeds, including tax benefits realized, were recorded in equity.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The Company adopted SFAS 123(R) using the “modified prospective transition method,” which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change from APB 25 to SFAS 123(R) was to decrease net earnings for the three months and six months ended July 2, 2006 by $1.4 million and $3.6 million, respectively, and basic and diluted earnings per share by $0.06 and $0.06, and $0.16 and $0.15, respectively. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s unaudited condensed consolidated financial statements during the three months and six months ended July 3, 2005. The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock purchases and non-vested shares under SFAS 123(R) for the three months and six months ended July 2, 2006, which was allocated as follows:

	Three Months Ended	Six Months Ended
	July 2, 2006	July 2, 2006

	(In thousands)
Total cost of share-based payment plans	$1,424	$3,676
Amounts capitalized in deferred television costs	—	—
Amounts charged against income, before income tax benefit	$1,424	$3,676
Amount of related income tax benefit recognized in income	—	—
      For the three months and six months ended July 2, 2006, no income tax benefit was recognized in the Company’s unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance was required due to uncertainty of realization.
      The Company uses a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate, and the weighted-average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following values for the indicated variables were used to value options granted during the three months and six months ended July 2, 2006, and we expect the assumptions used for grants in future quarters of fiscal 2006 to approximate these values.

Lakes’ valuation assumption summary:

	Three Months Ended	Six Months Ended
	July 2, 2006	July 2, 2006

Expected volatility	55.55%	55.55%
Expected dividend yield	—	—
Average risk-free interest rate	5.1%	5.1%
Expected term (in years)	8.2 years	8.2 years
Weighted-average fair value	$7.97	$7.97
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
      The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to July 2, 2006. Management believes historical data is representative of future exercise behavior.
      As share-based compensation expense recognized in the unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) pursuant to SFAS 123(R) is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) on January 2, 2006 will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term. Estimated forfeitures are based partially on historical experience.

WPTE valuation assumption summary:

	Three Months Ended	Six Months Ended
	July 2, 2006	July 2, 2006

Expected volatility	78.91%	81.57%
Expected dividend yield	—	—
Average risk-free interest rate	5.06%	4.68%
Expected term (in years)	6.5 years	6.5 years
Weighted-average fair value	$3.80	$4.24
      WPTE uses a Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R). The bases for the key assumptions included in the model are as follows:

•	Expected volatility — As WPTE has limited operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Risk free interest rate — For periods within the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes Lakes’ stock option activity through the three months and six months ended July 2, 2006 and July 3, 2005:

		Number of Common Shares

				Weighted-
				Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized	—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10
Authorized
Granted	5,000	—	(5,000)	12.10
Forfeited/cancelled/expired	(5,000)	—	5,000	8.15
Exercised	(25,000)	—	—	4.75

Balance at July 2, 2006	4,762,626	3,718,126	64,500	$6.11

2005
Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Authorized	—
Granted	155,000	—	(155,000)	15.75
Forfeited/cancelled/expired	—	—	—	—
Exercised	(57,550)	—	—	5.67

Balance at April 3, 2005	5,291,126	3,641,326	111,000	$6.01
Authorized	—
Granted	10,000	—	(10,000)	13.22
Forfeited/cancelled/expired	—	—	—	—
Exercised	—	—	—	—

Balance at July 3, 2005	5,301,126	3,641,326	101,000	$6.03

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of July 2, 2006:

	Options Outstanding at July 2, 2006				Options Exercisable at July 2, 2006

		Weighted-
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value

$ (3.25 — 3.63)	289,000	5.0 years	$3.45	$2,496,000	255,600	$3.48	$2,201,000
(3.64 — 5.45)	2,510,700	2.7 years	4.23	19,725,000	2,486,700	4.24	19,528,000
(5.46 — 7.26)	106,426	4.5 years	6.52	593,000	76,426	6.26	445,000
(7.27 — 9.08)	1,528,000	7.0 years	8.13	6,055,000	824,000	8.13	3,265,000
(9.09 — 10.90)	77,000	8.7 years	10.44	127,000	10,400	10.60	16,000
(10.91 — 12.71)	86,500	8.5 years	11.47	56,000	19,750	11.40	14,000
(12.72 — 14.53)	95,000	8.6 years	14.00	—	21,750	14.07	—
(14.54 — 16.34)	5,000	8.5 years	16.11	—	1,000	16.11	—
(16.35 — 18.16)	65,000	7.8 years	17.91	—	22,500	18.01	—

	4,762,626	4.7 years	$6.11	$29,052,000	3,718,126	$5.29	$25,469,000

      The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $12.09 June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and six months ended July 2, 2006 was $0.2 million and $2.2 million, respectively. As of July 2, 2006, Lakes’ unrecognized share-based compensation related to stock options was approximately $4.6 million. This cost is expected to be expensed over a weighted-average period of 2.0 years.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
      The following table summarizes WPTE stock option activity through the three months and six months ended July 2, 2006 and July 3, 2005:

		Number of Common Shares

				Weighted-
				Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized
Granted	109,500	—	1,080,000	5.18
Forfeited/cancelled/expired	(153,501)	—	(109,500)	10.07
Exercised	(105,000)	—	153,501	0.0049

Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized	—
Granted	24,500	—	(24,500)	19.50
Forfeited/cancelled/expired	(32,000)		32,000	8.60
Exercised	(640,000)	—	—	0.0049

Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27
Authorized	—
Granted	34,000	—	(34,000)	17.25
Forfeited/cancelled/expired	(31,500)	—	31,500	8.31
Exercised	(35,000)	—	—	0.0049

Balance at July 3, 2005	1,881,000	165,000	564,000	$6.55

      The following table summarizes significant ranges of WPTE outstanding and exercisable options as of July 2, 2006:

	Options Outstanding				Options Exercisable

		Weighted-Avg.	Weighted-	Aggregate			Aggregate
	Number	Remaining	Avg. Exercise	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Avg. Price	Value

$ 0.0049	225,000	5.65	$0.0049	$1,353,398	225,000	$0.0049	$1,353,398
$ 5.18 - 9.92	1,464,667	8.45	7.59	87,800	378,334	8.05	—
$11.95 - 14.51	225,333	9.09	12.24	—	8,666	14.51	—
$15.05 - 19.50	38,666	9.03	15.99	—	7,333	17.71	—

	1,953,666	8.21	$7.42	$1,441,178	619,333	$5.33	$1,353,398

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of 6.02 on June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of July 2, 2006, the total number of “in-the-money” options exercisable was 225,000. The total intrinsic value of options exercised during the first six months ended July 2, 2006 was $1.4 million.
      For the six months ended July 2, 2006, total compensation cost related to SFAS 123(R) was approximately $2.3 million, of which $92,000 relates to the total fair value of the shares vested during the period. As of July 2, 2006, total compensation cost related to non-vested share-based options not yet recognized was $5.7 million, which is expected to be recognized over the next 33 months on a weighted-average basis.

Consolidated pro forma information required under SFAS 123:
      The following table illustrates the consolidated pro forma effect on net loss and net loss per share if the Company had retroactively applied the fair value recognition provisions of SFAS 123 for the 2005 periods presented.

	Three Months	Six Months
	Ended	Ended
	July 3, 2005	July 3, 2005

	(In thousands, except per
	share amounts)
Net loss as reported	$(5,651)	$(7,770)
Less: total share-based compensation expense — fair value method	(1,037)	(2,044)

Pro forma net loss	$(6,688)	$(9,814)

Net loss per share — basic and diluted
As reported	$(0.25)	$(0.35)

Pro forma	$(0.30)	$(0.44)

12.	Earnings (Loss) Per Share:
      For all periods, basic earnings (loss) per share is calculated by dividing earnings (loss) by the weighted average number of common shares outstanding. For the three months and six months ended July 2, 2006, diluted earnings per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. The effects of stock options and warrants have not been included in diluted loss per share for the three months and six months ended July 3, 2005 as the effect would have been anti-dilutive as a result of losses.

13.	Income Taxes:
      Management has evaluated its ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at July 2, 2006 and January 1, 2006. Management evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets in Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against these items at July 2, 2006 and January 1, 2006. However, the Company has recognized deferred tax assets related to capital losses incurred during 2001 through 2005. The realization of these benefits is dependant on the generation of capital gains. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
$46.4 million as of August 4, 2006 based upon the closing stock price as reported by the Nasdaq Global Market on August 4, 2006 of $3.72. Therefore, it is expected that these capital losses could be offset by future capital gains associated with Lakes’ WPTE common stock. However, Lakes does not currently intend to sell shares of WPTE common stock and has determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006, since it may not be possible to generate sufficient capital gains during the remainder of 2006. Therefore, a valuation allowance has been recorded against this item as of July 2, 2006.
      The Company is currently under examination for income and franchise tax matters (Note 14).

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

IRS tax audit
      The Company is under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position, the Company may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. The Company originally carried back capital losses to offset the capital gain. If the Company is unsuccessful in sustaining its capital gain position, it could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $46.4 million as of August 4, 2006 based upon the closing stock price as reported by the Nasdaq Global Market on August 4, 2006 of $3.72. However, Lakes does not currently intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, Lakes has recorded a liability related to this matter of approximately $2.6 million, including interest, due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

Grand Casinos, Inc. settlement
      In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.” or “Harrah’s”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income was recorded as other income in the accompanying unaudited

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
condensed consolidated statement of earnings (loss) in fiscal 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Tribal commitments
      The Company’s management, development, consulting and financing contracts with its tribal partners require the Company provide financial support related to project development in the form of loans.
Tribal Casino Development Advances/ Commitments
As of July 2, 2006

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment

	(In millions)
Jamul Tribe	$18.8	$6.7	$—
Shingle Springs Tribe	40.3	8.7	1.3
Pokagon Band	71.2	—	—
Iowa Tribe	1.2	—	0.8
Wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”)	4.9	—	0.1
      In March 2006, the Jamul Tribe and Lakes entered into a development financing and services agreement (Note 9).
      The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band in accordance with the management contract which is payable over 24 months, beginning when the casino opens.
      Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes.
Legal proceedings

Slot machine litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including Lakes’ predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the District

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The plaintiffs have appealed the judgment to the 9th Circuit Court of Appeals, but subsequently stipulated to a dismissal with prejudice effective June 30, 2006. As of that date, the matter was at an end.

El Dorado County, California litigation
      On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court of the State of California, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (“CalTrans”) prepared and filed the clarification addendum sought by the court. Prior to the court’s determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly’s ruling to the California Court of Appeals on all of the remaining issues.
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
      The Court issued its decision on the appeals in November 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is now complying with the Court of Appeals order and a supplemental EIR is expected to be issued in August 2006.
      The Company has not recorded any liability for this matter as management currently believes that the Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

Louisiana Department of Revenue litigation tax matter
      The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. The Company has recorded a liability for its estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying unaudited condensed consolidated balance sheets.

Other litigation
      Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes, based in part on advice from legal counsel, that neither the final outcome of these matters, including the matters discussed above, nor the related legal defense costs are likely to have a material adverse effect upon the Company’s future consolidated financial position or results of operations beyond the amounts recorded.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

15.	Segment Information:
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

	Industry Segments

	Casino	WPT	Corporate &	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of July 2, 2006	$209.4	$48.4	$93.2	$351.0
Total assets as of January 1, 2006	$160.6	$46.4	$23.6	$230.6
For the Three Months Ended July 2, 2006
Revenue	$0.2	$11.0	$—	$11.2
Earnings (loss) from operations	14.3	2.5	(1.3)	15.5
Depreciation expense	—	—	0.3	0.3
For the Three Months Ended July 3, 2005
Revenue	$—	$6.6	$—	$6.6
Loss from operations	(1.5)	(0.6)	(3.7)	(5.8)
Depreciation expense	—	—	0.1	0.1
For the Six Months Ended July 2, 2006
Revenue	$0.4	$17.5	$—	$17.9
Earnings (loss) from operations	27.2	1.4	(2.8)	25.8
Depreciation expense	—	0.1	0.5	0.6
For the Six Months Ended July 3, 2005
Revenue	$—	$10.7	$—	$10.7
Earnings (loss) from operations	1.0	(2.5)	(7.1)	(8.6)
Depreciation expense	—	0.1	0.1	0.2

16.	Subsequent Events:

Lakes interest rate swap agreement
      From time to time the Company may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.
      On August 9, 2006 Lakes entered into an interest rate swap as required by the Credit Agreement (Note 6), effective on June 22, 2006, that converted the floating rate interest related to an aggregate of $105 million under the Credit Agreement for a fixed obligation. The interest rate swap, for $105 million of notional value carries a fixed interest rate of 11.9% per annum (including a 6.25% applicable margin) for a term of 18 months. Under the terms and conditions of the Credit Agreement, Lakes will be required to maintain an interest rate swap agreement for a notional value of at least 50% of the credit facility after the initial 18 month interest rate swap agreement. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in future interest payments of our floating rate debt

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)
obligation for both tax and accounting purposes. The interest rate swap has interest payment dates that are the same as the Credit Agreement.
      Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive income and are reclassified into earnings in the same period that the hedged transaction affects earnings. The fair market value of the interest rate swap as of July 2, 2006 was approximately $0.2 million and is included as a long-term liability in the unaudited consolidated balance sheet, with a corresponding offset to accumulated other comprehensive income.
      As of July 2, 2006, Lakes tested the interest rate swap for hedge effectiveness using the hypothetical derivative method. Based upon both the retrospective and prospective testing Lakes expects the cash flow hedge to be highly effective. No amounts were recorded in earnings for ineffectiveness. Management will continue to test for hedge effectiveness on at least a quarterly basis.

WPTE amendment to Brand License and Online Casino Operating agreement
      On July 10, 2006, WPTE entered into and executed Amendment No. 1 (the “Amendment”) to the Brand License and Online Casino Operating Agreement with WagerWorks Alderney 3 Limited, an Alderney company and a wholly owned subsidiary of WagerWorks, Inc. (“WagerWorks”), dated as of January 19, 2005 (the “Wagerworks Agreement”). The parties amended the Wagerworks Agreement to permit WPTE to (i) own and operate its own online poker room, and (ii) offer multi-player, real-money poker gaming via cellular phone using software provided by a particular vendor. In addition, the Amendment specified a termination date for WagerWorks’ operation of WPTE’s online poker room (the “Poker Room”) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following WPTE’s request to WagerWorks to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice to WPTE that it will terminate its operation of the Poker Room. Furthermore, the parties agreed to increase WagerWorks’ share of revenue derived from the operation of the Poker Room to 75% from the original 25%. The changed revenue share percentage reflects an attempt to incentivize WagerWorks to provide a quality online poker room during the transition by WPTE to the operation of its own online poker room. All terms associated with the online casino that are contained within the original Wagerworks Agreement will remain the same.

WPTE licensing agreement with 3G Scene
      On July 12, 2006, WPTE entered into and executed a licensing agreement with 3G Scene, PLC pursuant to which WPTE granted 3G Scene a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming application. Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, WPTE shall be entitled to 50% of net revenues. In a separate agreement entered into on July 31, 2006, WPTE acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

WPTE litigation
      On July 19, 2006, WPTE was served with a complaint by seven poker players, alleging that WPTE has engaged in, among other things, certain anti-competitive and unfair business practices by requiring players to execute participant releases in connection with tournaments it films through its exclusive arrangements with casinos that has allegedly limited the number of televised poker tournaments that high stakes professional poker players can play in. It is WPTE’s belief that the claims asserted in the complaint are misleading and without merit. WPTE is unable at this time to estimate a range of loss, if any, in connection with this matter and, accordingly, has made no provision therefor.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
      We develop and finance Indian-owned casino properties and we intend to manage such casinos when applicable regulatory approvals have been received and we have satisfied other contingencies. We currently have development (which includes certain financing requirements) and management agreements with three separate tribes for one new casino development project in Michigan, two in California, and with two separate tribes in Oklahoma for five various casino projects. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of July 2, 2006, we owned approximately 61% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Our unaudited condensed consolidated financial statements include the results of operations of WPTE, and in recent periods, our revenues have been derived from WPTE’s business.
      WPTE creates branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE’s World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 150 territories globally. WPTE has four operating units:
      WPT Studios, WPTE’s multi-media entertainment division, generates revenue through the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for approximately 76% of total revenue. WPTE licenses the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the U.S. under an exclusive license agreement. WPTE also has license agreements for the distribution of WPTE’s World Poker Tour episodes in over 150 territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, WPTE recently signed a license agreement with TRV to telecast WPTE’s new Professional Poker Tourtm, or PPT, series, which began airing in the third quarter of 2006. WPTE also collects annual host fees from the member casinos that host World Poker Tour events (WPTE’s member casinos).
      WPTE has entered into a series of agreements with TRV for the U.S. distribution of the World Poker Tour® television series (the “WPT Agreements”). Since WPTE’s inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of WPTE’s total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years (three years for the episodes in Season One). WPTE has produced four complete seasons of the World Poker Tour series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license Seasons Six and Seven.

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

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(Including	Production Period and Delivery
Tour Season	Season	Specials)	of Episodes to TRV	Initial Telecast of Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007 (expected)	October 2006 — June 2007 (expected)
      In January 2006, WPTE entered into an agreement with TRV for the U.S. distribution of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. Under WPTE’s agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). In accordance with WPTE’s accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, WPTE expensed approximately $4.3 million of production expenses related to the Professional Poker Tour during fiscal 2004 and fiscal 2005. With the execution of the PPT agreement in the first quarter of 2006, WPTE began capitalizing additional expenses associated with the production of the PPT series that are now being expensed as the first season episodes are delivered to the Travel Channel. During the first six months of 2006, WPTE delivered ten episodes of the PPT series, resulting in revenue of $3.0 million and cost of revenues of $1.0 million.
      On May 1, 2006, TRV notified WPTE that it had chosen to not exercise its option for Season II and subsequent seasons of the PPT. The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and began to air on TRV in July 2006. WPTE has begun discussions to find a new broadcast partner for the PPT going forward.
      Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources after specified minimum amounts are met. For the three months and six months ended July 2, 2006, WPTE recognized $0.1 million and $0.3 million, respectively, of Travel Channel participation expense that was recorded in cost of revenues.
      WPT Consumer Products, WPTE’s branded consumer products division, generates revenues principally from royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including US Playing Card, Hands-On Mobile, and MDI. WPTE also has a number of licensees that are developing new licensed products including electronic, casino-based, poker related gaming machines from IGT, and interactive television games from Pixel Play.
      WPT Corporate Alliances, WPTE sponsorship and event management division, generates revenue from corporate sponsorship and management of live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues from its sponsorship of Seasons II, III and IV of the World Poker Tour series on TRV. During the third quarter of 2006, WPTE completed an agreement with Anheuser-Busch to continue its sponsorship for Season V of the World Poker Tour. During the second quarter of 2006, WPTE finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Season V and Season VI of the World Poker Tour. WPTE will recognize revenues from this agreement when the programs are broadcast beginning in 2007.
      WPT Online Gaming, WPTE’s online poker and casino gaming division, generates revenue from WPTE’s agreement with WagerWorks, Inc. (“WagerWorks”) pursuant to which in January 2005 WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $1.7 million in revenue for the six months ended July 2, 2006, compared to costs of revenues of approximately $0.8 million.
      In 2006, WPTE decided to develop software for an online poker room. On June 21, 2006, WPTE entered into and executed a Source Code License and Service Agreement, effective as of June 16, 2006 (the “CyberArts Agreement”) with CyberArts Licensing, LLC (“CyberArts”), pursuant to which CyberArts granted WPTE a perpetual, nonexclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the “Software”) for the development of WPTE’s own online poker room. WPTE paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, WPTE is obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the Agreement. The support and maintenance services can be cancelled by either party at any time upon 60 days notice. Additionally, at WPTE’s request and expense, CyberArts shall provide WPTE with custom development work on the Software. WPTE also has the right to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million. The CyberArts agreement enables WPTE to develop, manage, market and handle customer service for the online poker business from WPTE’s own international headquarters.
      On July 10, 2006, WPTE amended its agreement with WagerWorks to permit WPTE to (i) own and operate an online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by 3G Scene Limited. In addition, the Amendment specified a termination date for WagerWorks’ operation of WPTE’s online poker room (the “Poker Room”) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following WPTE’s request to WagerWorks to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice to WPTE that it will terminate its operation of the Poker Room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the Poker Room to 75% from the original 25%. The changed revenue share percentage reflects an attempt to incentivize WagerWorks to provide a quality online poker room during the transition by WPTE to the operation of WPTE’s online poker room. Also, all terms associated with the online casino that are contained within the original agreement will remain the same.
      On July 12, 2006, WPTE entered into and executed a licensing agreement with 3G Scene Limited, pursuant to which WPTE granted 3G Scene a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming application. Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, WPTE shall be entitled to 50% of net revenues. In a separate agreement entered into on July 26, 2006, WPTE acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

Financial Overview
      In the first and second quarters of the fiscal year ending December 31, 2006 (“2006”) and in the first and second quarters of the fiscal year ended January 1, 2006 (“2005”), substantially all of our consolidated revenues were derived from the WPTE business, mainly from license fees for domestic and international telecast of World Poker Tour television episodes and product licensing fees associated with the World Poker Tour brand and logo. Domestic telecast license fees have depended on the number of episodes delivered in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.
Results of Operations

Three Months Ended July 2, 2006 Compared to the Three Months Ended July 3, 2005

Revenue
      Total revenues increased by $4.6 million (70%) during the second quarter ended July 2, 2006 compared to the second quarter ended July 3, 2005. Domestic television licensee fees increased $3.7 million (102%) in the second quarter of 2006 compared to the 2005 period. The increase was primarily a result of the delivery in the second quarter of ten episodes of Season IV of the WPT television series versus the delivery of eight episodes of Season III in the 2005 period, and the delivery of nine episodes of Season I of the PPT television series in the second quarter versus no episodes of the PPT delivered in the 2005 period. Product licensing revenues decreased $0.3 million (28%) in the second quarter of 2006 compared to the 2005 period. The decrease was due, in part, to lower license revenues from US Playing Cards and WPTE’s lottery game partner, MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma). Online gaming, host fees, sponsorship and merchandise revenues also increased $1.0 million (83%) in the second quarter of 2006 compared to the 2005 period, of which $0.8 million is due to the online gaming revenue during 2006, which had launched at the end of the second quarter of 2005, as well as increased sponsorship fees for Season IV versus Season III of the WPT television series.

Production costs, expenses and gross margins
      Production costs decreased by approximately $0.2 million (5%) in the second quarter of 2006 compared to the 2005 period. The decrease was primarily due to lower recognized PPT production costs, as WPTE began capitalizing these costs in the first quarter of 2006 versus previously expensing them during 2005 since no distribution deal had been reached. During the quarter, production costs associated with the PPT were $0.9 million compared to $1.5 million in the prior year quarter. Additionally, a decrease of $0.5 million in non-cash compensation expense related to consultant stock options contributed to the favorable variance. The favorable variance was partially offset by $0.4 million in online gaming cost of revenues during the second quarter of 2006 compared to $0 in the same period in the prior year, as well as additional episodes were delivered in the second quarter of 2006 compared to the same period in the prior year. Overall gross margins were 62% in the second quarter of 2006 compared to 34% in the second quarter of 2005. Domestic television licensing margins were 51% in the second quarter compared to negative 14% in the 2005 period, with the increase primarily due to the recognition of a large portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased revenues from our online gaming operations and sponsorship fees.

Selling, general and administrative expenses.
      Selling, general and administrative expenses increased approximately $1.9 million in the second quarter of 2006 compared to the 2005 period. This increase was primarily due to the adoption of SFAS 123(R) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and stock purchases based on estimated fair values. For the three months ended July 2, 2006, share-based compensation expense recognized under SFAS 123(R) related to employee and director stock options was approximately $1.4 million, of which approximately $0.7 million related to WPTE and $0.7 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the three months ended July 3, 2005, pursuant to the accounting guidance in effect during that time period.

Net unrealized gains on notes receivable
      Net unrealized gains on notes receivable were $17.6 million for the second quarter ended July 2, 2006, compared to net unrealized losses on notes receivable of $1.0 million for the second quarter ended July 3, 2005. Net unrealized gains (losses) on notes receivables are related to the adjustment to estimated fair value of our notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Critical Accounting Policies and Estimates — Accounting for long-term assets related to Indian casino projects.” Unrealized gains of approximately $12.4 million related primarily to the closing of third-party financing by the Pokagon Band, which resulted in an increased probability of opening the casino development project with the Pokagon Band in New Buffalo, Michigan and triggered a retroactive interest rate adjustment on the Pokagon Band loans (see below). In addition, we recognized gains of approximately $2.8 million related to liability releases received from various vendors related to the settlement with the Kickapoo Tribe (see following discussion under — “Liquidity and Capital Resources”).
      The closing of third-party financing by the Pokagon Band during the second quarter of 2006 triggered a retroactive interest rate adjustment on our notes receivable, which required the recalculation of interest cost as if a fixed rate had been in effect for the entire period the loans were outstanding. The interest rate used in this calculation is prime rate plus one percentage point as of June 22, 2006 (approximately 9%). The advances Lakes makes to the tribes are accounted for as structured notes in accordance with the guidance contained in EITF No. 96-12. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value and therefore, this fixed interest rate has been included as part of the fair value calculation related to the notes receivable from the Pokagon Band as of July 2, 2006.

Other income (expense)
      During the second quarter of fiscal 2006, we refinanced substantially all of our long-term debt. As a result of the PLKS debt repayment (Note 6), the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were written off, resulting in a loss on extinguishment of debt of approximately $6.8 million.

Taxes
      The provision for income taxes was $3.8 million and $0.4 million for the three months ended July 2, 2006 and July 3, 2005, respectively. In the current year period, the provision consisted of $3.5 million related to Lakes and $0.3 million related to WPTE. Lakes’ provision includes approximately $2.0 million related to the IRS tax matter (see below) and $1.0 million related to the reversal of deferred tax assets related to the losses that were reversed during the second quarter related to the Kickapoo Tribe. The remainder of Lakes’ provision consists of interest on the Louisiana tax matter for the quarter in the approximate amount of $0.2 million, as well as the reversal of a capital loss item (see discussion below) in the amount of $0.3 million which may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient gains to offset it against. The prior year period provision related to interest accruals for the period on the Louisiana and IRS tax matters. WPTE’s provision for income taxes is due to positive taxable income that WPTE expects to generate during 2006, which would allow WPTE to fully realize its net operating loss carryforward from 2005. A valuation allowance was previously recorded by WPTE for the net deferred tax asset related to WPTE’s 2005 net operating loss carryforward. Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes, we have evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts, net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items and determined that a 100% valuation allowance was appropriate at July 2, 2006 and January 1, 2006. We have evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects.
      We have recorded deferred tax assets related to capital losses incurred during 2001 through 2005. The realization of these benefits is dependent on the generation of capital gains. We have determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient capital gains during 2006 that could be used to offset this loss item. Therefore, a valuation allowance has been recorded against this item as of July 2, 2006.
      We are under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If we are unsuccessful in sustaining our position, we may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. We originally carried back capital losses to offset the capital gain. If we are unsuccessful in sustaining our capital gain position, we could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. We own approximately 12.5 million shares of WPTE common stock valued at approximately $46.4 million as of August 4, 2006 based upon the closing stock price as reported by the Nasdaq Global Market on August 4, 2006 of $3.72. However, we do not currently intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, we have recorded a liability related to this matter of approximately $2.6 million, including interest, due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

Minority interest
      The minority interest in WPTE’s earnings (loss) was approximately $1.0 million and $(0.2) million for the quarters ended July 2, 2006 and July 3, 2005, respectively. WPTE’s net earnings (losses) were $2.6 million and ($0.4) million for the quarters ended July 2, 2006 and July 3, 2005, respectively.

Six Months Ended July 2, 2006 Compared to the Six Months Ended July 3, 2005

Revenues
      Total revenues increased by $7.2 million (67%) during the six months ended July 2, 2006 compared to the six months ended July 3, 2005. Domestic television licensee fees increased $4.8 million (86%) in the first six months of 2006 compared to the 2005 period. The increase was primarily the result of the delivery in the first six months of 16 episodes of Season IV of the WPT television series versus the delivery of 13 episodes of Season III in the 2005 period, and the delivery of ten episodes of Season I of the PPT television series in the first six months of 2006 versus no episodes of the PPT delivered in the 2005 period. Product licensing revenues decreased $0.7 million (31%) in the first six months of 2006 compared to the 2005 period. The decrease was due, in part, to lower revenues from US Playing Card and WPTE’s lottery game partner, MDI, which were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma). International television license fees increased $0.5 million (48%) due to increased distribution agreements in the first six months of 2006 compared to the 2005 period. Specifically, WTPE has expanded into additional territories and has agreements now for WPT Seasons I, II and III. Online gaming, host fees, sponsorship and merchandise revenues also increased $2.2 million (115%) in the first six months of 2006 compared to the 2005 period, of which $1.7 million is due to the online gaming revenue during 2006, which had not yet been launched during the first six months of 2005, as well as increased sponsorship fees for Season IV versus Season III.

Production costs, expenses and gross margins
      Production costs decreased by approximately $1.0 million (13%) in the first six months of 2006 compared to the 2005 period. The decrease was primarily due to lower recognized PPT production costs, as WPTE began capitalizing these costs in the first quarter of 2006 versus previously expensing them in 2005 since no distribution deal had been reached. During the first six months of 2006, production costs associated with the

PPT were $1.0 million compared to $3.0 million in the same period in 2005. Additionally, a decrease of $0.8 million related to non-cash compensation expense related to consultant stock options contributed to the favorable variance. The favorable variance was partially offset by $0.8 million in online gaming cost of revenues during the first six months of 2006 compared to $0 in the same period in 2005. Overall gross margins were 62% in the first six months of 2006 compared to 29% in the first six months of 2005. Domestic television licensing margins were 49% in the first six months compared to negative 27% in the 2005 period, with the increase primarily due to the recognition of a larger portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased revenues from sponsorship fees, online gaming and international distribution license fees.

Selling, general and administrative expenses
      Selling, general and administrative expenses increased approximately $4.6 million in the first six months of 2006 compared to the 2005 period. This increase was primarily due to the adoption of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and stock purchases based on estimated fair values. For the first six months ended July 2, 2006, share-based compensation expense recognized under SFAS 123(R) related to employee and director stock options was approximately $3.6 million, of which approximately $2.2 million related to WPTE and $1.4 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the six months ended July 3, 2005, pursuant to the accounting guidance in effect during that time period. The remaining increase in selling, general and administrative expenses in the first six months of 2006 as compared to the same period of 2005 was due primarily to additional headcount related costs and development and regulatory compliance costs.

Net unrealized gains on notes receivable
      Net unrealized gains on notes receivable were $33.1 million and $1.9 million for the six months ended July 2, 2006 and July 3, 2005, respectively, related to the adjustment to estimated fair value of our notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Critical Accounting Policies and Estimates — Accounting for long-term assets related to Indian casino projects.” Unrealized gains of approximately $25 million related primarily to the increased probability of opening related to the casino development projects with the Pokagon Band in New Buffalo, Michigan and with the Jamul Tribe near San Diego, California as well as the increased interest rate charged on the notes with the Jamul Tribe as a result of the new development financing and services agreement entered into on March 30, 2006 with the Jamul Tribe, along with a retroactive interest rate adjustment on the Pokagon Band loans (see below). In addition, we recognized gains of approximately $5.4 million related to a note receivable repayment and liability releases received from various venders related to the settlement with the Kickapoo Tribe (see following discussion under — “Liquidity and Capital Resources”).
      The closing of third-party financing by the Pokagon Band during the second quarter of fiscal 2006 triggered a retroactive interest rate adjustment on our notes receivable, which required the recalculation of interest cost as if a fixed rate had been in effect for the entire period the loans were outstanding. The interest rate used in this calculation is prime rate plus one percentage point as of June 22, 2006 (approximately 9.0%). The advances Lakes makes to the tribes are accounted for as structured notes in accordance with the guidance contained in EITF No. 96-12. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value and therefore, this fixed interest rate has been included as part of the fair value calculation related to the notes receivable from the Pokagon Band as of July 2, 2006.

Other income (expense)
      During the second quarter of fiscal 2006, we refinanced substantially all of our long-term debt. As a result of the PLKS debt repayment (Note 6), the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were written off, resulting in a loss on extinguishment of debt of approximately $6.8 million. This loss was partially offset by a $5.7 million realized gain on sale of investments by WPTE in the first quarter of 2006, relating to the sale of a portion of WPTE’s stock in PokerTek.

Taxes
      The provision for income taxes was $6.5 million and $0.7 million for the six months ended July 2, 2006 and July 3, 2005, respectively. In the current year period, the provision consisted of $4.9 million related to Lakes and $1.6 million related to WPTE. Lakes’ provision includes approximately $2.0 million related to the IRS tax matter (see below) and $2.0 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe. The remainder of Lakes’ provision consists of interest on the Louisiana tax matter in the approximate amount of $0.6 million, as well as the reversal of a capital loss item (see discussion below) in the amount of $0.3 million which may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient gains to offset it against. The prior year period provision related to interest accruals for the period on the Louisiana and IRS tax matters. WPTE’s provision for income taxes is due to positive taxable income that WPTE expects to generate which would allow WPTE to realize its net operating loss carryforward from 2005. A valuation allowance was previously recorded by WPTE for the net deferred tax asset related to WPTE’s 2005 net operating loss carryforward. Additionally, in accordance with SFAS No. 109, we have evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts, net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items and determined that a 100% valuation allowance was appropriate at July 2, 2006 and January 1, 2006. We have evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects.
      We have recorded deferred tax assets related to capital losses incurred during 2001 through 2005. The realization of these benefits is dependent on the generation of capital gains. We have determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient capital gains during 2006 that could be used to offset this loss item. Therefore, a valuation allowance has been recorded against this item as of July 2, 2006.
      We are under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If we are unsuccessful in sustaining our position, we may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. We originally carried back capital losses to offset the capital gain. If we are unsuccessful in sustaining our capital gain position, we could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. We own approximately 12.5 million shares of WPTE common stock valued at approximately $46.4 million as of August 4, 2006 based upon the closing stock price as reported by the Nasdaq Global Market on August 4, 2006 of $3.72. However, we do not currently intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, we have recorded a liability related to this matter of approximately $2.6 million, including interest, due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

Minority Interest
      The minority interest portion of WPTE’s earnings (loss) was approximately $2.3 million and $(0.7) million for the six months ended July 2, 2006 and July 3, 2005, respectively. WPTE’s net earnings (losses) were $6.2 million and $(2.0) million for the six months ended July 2, 2006 and July 3, 2005, respectively.

Liquidity and Capital Resources
      On June 22, 2006, Lakes borrowed $105 million under a financing facility with BofA and certain Lenders pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Funds drawn under the Credit Agreement bear interest at the rate of LIBOR plus 6.25% per annum, subject to adjustment or change as specified in the Credit Agreement, and are due and payable on the fourth anniversary of the closing date. Subject to certain premiums, Lakes may prepay the facility in whole or in part at any time. Approximately $25.2 million of the proceeds were used to repay in full our February 15, 2006 loan from PLKS. Pursuant to the terms of the Credit Agreement, we paid a closing fee of $1.5 million, incurred a discount on the initial draw of $1.1 million and are obligated to pay a $50,000 annual administrative agent fee to BofA. Lakes received net proceeds of approximately $78.1 million after costs and fees associated with the Credit Agreement and after repaying the PLKS financing facility. Approximately $22.4 million of the borrowings were used by Lakes to fulfill its remaining commitment to the Pokagon Band during June of 2006.
      At July 2, 2006, our unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $81.7 million, comprised of our cash of $30.8 and our short-term investments of $13.8 million, WPTE cash of $6.6 million and WPTE short-term investments of $30.5 million. WPTE cash and short-term investments will not be used in our business. Additionally, we established a restricted cash interest reserve of approximately $19.1 million required by the Credit Agreement, which is held in an escrow account at BofA. These funds are held in trust for the sole purpose of paying the interest payments due over the next 18 months on amounts advanced under the Credit Agreement; however, we are entitled to the interest earnings on our restricted cash balances and any interest earned on restricted cash is included in cash and cash equivalents.
      In April 2006, we entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, we recorded a loss of approximately $6.3 million as a result of the terminated business relationship. Pursuant to the Settlement Agreement, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us to the Kickapoo Tribe. We and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on our books, and once we receive full releases for any liability thereto. During the second quarter of fiscal 2006 we received releases from vendors totaling $2.8 million that have been recorded as unrealized gains. As a result of the $2.6 million payment, we revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and a gain of that amount was recognized in the first quarter of 2006. During the second quarter of fiscal 2006, the $2.6 million payment was applied to the note. Therefore, there is no remaining value associated with the note receivable from the Kickapoo Tribe as of July 2, 2006. The land transfer and remaining release of liabilities will be recognized in the period they occur. Approximately $0.9 million of liabilities subject to the Settlement Agreement remain as of July 2, 2006. We will not recognize further gains unless and until additional releases are received from vendors. However, we do not have an estimate of when or if this will occur.
      Also during the first quarter ended April 2, 2006, we settled a short-swing profit matter, which resulted in a payment to us of approximately $2.8 million, which was recorded as an increase in equity and did not impact our earnings.
      Our agreements with our tribal partners require that we provide certain financing for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. Approximately $10.9 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase the project site. Our first deed of trust against this property (except for a small parcel worth approximately $0.3 million)

was relinquished when the Bureau of Indian Affairs (“BIA”) placed the land into trust in January 2006. We hold a deed of trust against related non-gaming land which has a cost basis of approximately $13.2 million.
      We believe that our casino development projects currently in progress and included in the table below will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that we would incur substantial or complete losses on our notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management, development, consulting and financing contracts. In addition, if our current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.
      Following is a table summarizing remaining contractual obligations as of July 2, 2006 (in millions):

	Payment Due by Period

		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining Casino Development Commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(9)	1.3	1.3	—	—	—
Pokagon Band(3)	—	—	—	—	—
Pawnee Nation of Oklahoma (“Pawnee Nation”) — Travel Plaza(11)	0.1	0.1	—	—	—
Iowa Tribe — Ioway Project(10)	0.8	0.8	—	—	—
Employee obligations(4)	2.2	0.9	1.3	—	—
Operating leases(5)	1.5	0.8	0.7	—	—
BofA financing facility(6)	105.0	—	—	105.0	—
WPTE operating leases(7)	4.3	0.8	1.7	1.8	—
WPTE employee obligations(8)	0.3	0.3	—	—	—

	$115.5	$5.0	$3.7	$106.8	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at July 2, 2006.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the project. There can be no assurance that third party financing will be available. If we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six-acre reservation which the Jamul Tribe will manage. We will receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the funds necessary plus 5%. Amounts previously advanced by us to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

(3)	We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager of the casino. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months.

(4)	Employee obligations include the base salaries payable to Lyle Berman and Timothy Cope under their respective employment agreements.

(5)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(6)	On June 22, 2006, we closed on a $105 million financing facility. Any funds drawn on the facility bear interest at the rate of LIBOR plus 6.25% per annum, interest payable in arrears quarterly, and are due and payable in full on the fourth anniversary of the closing date.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five year lease term. The amounts set forth in the table above assumes monthly lease payments through June 2011.

(8)	WPTE employee obligations include the base salary payable to Steven Lipscomb under his employment agreement.

(9)	We plan to increase our commitment to the Shingle Springs Tribe, subject to amendment of the development loan agreement, which is currently in progress.

(10)	In addition to the information in the above table, additional amounts are expected to be advanced to the Iowa Tribe for the Ioway Project based upon an approved budget yet to be finalized.

(11)	Lakes made a commitment of $1.0 million to the Pawnee Nation related to the Travel Plaza project based upon an approved budget. In addition to the information in the above table, we have been advancing funds to the Pawnee Nation related to the Chilocco project. The funding amount is based upon an approved budget, yet to be finalized. Additional amounts are expected to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.
      We have incurred cumulative development costs of approximately $6.3 million relating to our non-Indian casino that we are developing in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress. We are working toward obtaining all necessary approvals to move forward with this project. We do not expect to have access to the capital necessary to make this a viable project for us until such time that one of our other casino projects is open and therefore, this is now planned to be a 2007 project.
      Our unrestricted cash balance and short-term investments, excluding WPTE cash and short-term investments, was approximately $45 million as of July 2, 2006. Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs. While the funds provided by the $105 million credit agreement with BofA allow us to move forward with our various casino development projects, we anticipate that we will incur additional pre-construction costs which will require us to obtain additional sources of financing during fiscal 2007 to meet our operational and development needs. Therefore, we will explore additional financing alternatives as needed.
      If the financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. We may raise additional capital through either public or private financings or the sale of some or all of our shares of WPTE. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.
      Our cash requirements do not include construction-related costs that will be incurred when any of the projects begin construction. The construction of our Indian casino projects may depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.
Critical Accounting Policies and Estimates
      This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs, income taxes, share-based compensation and derivative financial instruments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
      Revenue from the domestic and international distribution of WPTE’s television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films (“SOP 00-2”):

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
      In accordance with the terms of the WPT and PPT agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-9”).
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
      Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity throughout the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer charge backs as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.
      Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, by WPTE, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying unaudited condensed consolidated balance sheets.
      Deferred television costs: WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships because WPTE has insufficient operating history to enable such anticipation. In January 2006, WPTE signed an agreement for the PPT with Discovery Communications, Inc, the parent company of the Travel Channel, therefore, PPT television costs began capitalization during the first quarter of fiscal 2006 and are expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. WPTE management estimates that 93% of capitalized deferred television costs at July 2, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2006.
      Investment: Until October 2005, WPTE had an investment (consisting of a 15% equity interest carried at its nominal cost basis) in and a loan receivable from PokerTek, a company formed in August 2003 to develop and market the PokerPro system, an electronic poker table designed to provide a fully automated poker room environment, to tribal casinos, commercial casinos and card clubs. As a result of PokerTek’s initial public offering in October 2005, WPTE’s ownership interest was diluted to 12%. As of July 2, 2006, WPTE’s Executive Chairman of the Board, Lyle Berman, along with his son Bradley Berman, who also sits on the WPTE’s Board of Directors, have personal investments in PokerTek and, hold a combined ownership of approximately 7% in PokerTek. Lyle Berman also serves as Chairman of the Board of PokerTek and received options to purchase 200,000 shares of common stock in that company.
      On January 20, 2006, WPTE entered into an agreement to sell 630,000 shares of PokerTek’s common stock held by WPTE, at a price per share of $9.03. WPTE closed the transaction on February 28, 2006, and received net cash proceeds of approximately $5.7 million. As a result of the sale, WPTE currently owns an approximate 5% ownership interest in PokerTek consisting of 450,000 shares.
      WPTE accounted for this investment as “available for sale” pursuant to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, and adjusted the investment to fair market value at each balance sheet date ($4.6 million at July 2, 2006), with the change in fair market value accounted for as a component of other comprehensive earnings in the accompanying unaudited condensed consolidated statement of shareholders’ equity.
      Share-Based Compensation Expense: On January 2, 2006, we adopted SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) No. 107 relating to SFAS 123(R). We have applied certain provisions of SAB 107 in our adoption of SFAS 123(R).
      SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our unaudited consolidated statement of earnings (loss). SFAS 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, we measured compensation cost for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.
      We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $1.4 million and $3.6 million for the three months and six months ended July 2, 2006, respectively and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the three months and six months ended July 3, 2005.
      Upon adoption of SFAS 123(R), we continued the use of the Black-Scholes option pricing method that it had used to establish fair value of options granted prior to January 2, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.
      In November 2005, the Financial Accounting Standards Board (FASB) issued FSP FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (FSP 123R-3). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under Statement 123R. The guidance in FSP 123R-3 was effective on November 10, 2005. We may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending December 31, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.
      Derivative Financial Instruments: We are required to maintain an interest rate swap agreement under the terms and condition of our Credit Agreement. The derivative is part of our risk management strategy to manage exposure to fluctuations in interest rates and to manage the overall cost of our debt. The derivative is recognized as either an asset or liability and is measured at fair value. We have elected hedge accounting for the interest rate swap under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.
      Changes in the fair value of the instrument are reflected in accumulated other comprehensive income until the hedged item is recognized in earnings. Changes in fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.
      As of July 2, 2006, we tested the interest rate swap for hedge effectiveness using the hypothetical derivative method. Based upon both the retrospective and prospective testing we expect the cash flow hedge to be highly effective. No amounts were recorded in earnings for ineffectiveness. Management will continue to test for hedge effectiveness on at least a quarterly basis.

Accounting for long-term assets related to Indian casino projects:

Notes Receivable:
      We are involved as the exclusive developer and manager or consultant of Indian-owned casino projects. We have formal procedures governing our evaluation of opportunities for potential development projects that we follow before entering into agreements to provide financial support for the development of these properties. We determine whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to us sufficient to recover the asset. We initially evaluate the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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
      In addition to the above factors, we also consider economic and qualitative factors affecting our future economic benefits from the project, including the following:

•	An evaluation by management of the financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to us, including whether the project would be a financing, development and/or management opportunity.
      The development phase of each relationship commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management phase or consulting phase of the relationship, governed by the contract, continues for a period of up to seven years. We, as developer and/or manager, have the exclusive right and obligation to develop, manage or provide consulting services, operate and maintain the casino and to train tribal members and others in the operation and maintenance of the casino during the term of the contract. We also make advances to the tribes to fund certain portions of the projects, which bear interest generally at prime plus 1% or 2%. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract we typically earn a management fee calculated as a percentage of the net income of the operations. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to us, management fees to us, and other obligations, with the remaining funds distributed to the tribe.

      We account for our advances to the tribes and our management or consulting contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in EITF No. 96-12. Because repayment of the notes is required only if a casino is successfully opened, our advances may be at risk for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the amounts due will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, we record our advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management, consulting or financing contract. Subsequent to the initial recording, the two assets are accounted for separately.
      Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the contractual amount due. Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in our unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss).
      The determination of estimated fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on a review of critical milestones. If casino opening dates, interest rates, discount rates or the probabilities of the projects opening change significantly, the estimated fair value of the related note receivable is adjusted accordingly and we could experience unrealized gains or losses that could be material.
      Upon opening of the casino we may conclude that it is no longer reasonably possible that the advances to Indian tribes would be at risk to not be repaid for reasons other than failure of the borrower to pay the contractual amounts due. In such situations, the notes receivable will be accounted for under the effective interest method upon opening of the casino and will no longer be adjusted to fair value at each balance sheet date. Any difference between the then fair value of the advances and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114 “Accounting by Creditors for Impairment of a Loan.”

Intangible Assets Related to Acquisition of Management Contracts:
      Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (SFAS No. 142). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we will amortize the intangible assets related to the acquisition of the management, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

Land Held for Development
      Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, we can sell it. We evaluate these assets for impairment in combination with intangible assets related to acquisition of management, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

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
      In addition, we incur certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.
      As of July 2, 2006 and January 1, 2006, the consolidated balance sheets include long-term assets related to Indian casino projects of $214.4 million and $152.8 million, respectively, primarily related to three separate projects. The amounts are as follows by project (in thousands):

	July 2, 2006

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$82,214	$30,439	$21,830	$5,430	$139,913
Intangible assets related to acquisition of management contracts	23,548	19,756	8,288	1,511	53,103
Land held for development	—	8,720	6,679	798	16,197
Other	60	1,587	2,291	1,236	5,174

	$105,822	$60,502	$39,088	$8,975	$214,387

	January 1, 2006

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to acquisition of management contracts	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

      The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are estimated casino opening date, projected interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted-average of three scenarios: a base case (which is based on our forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

      The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):
     Pokagon Band:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$98,152	$61,827
	($71,176 principal and $26,976 interest)	($46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted-average of three scenarios)	13 months	32 months
Projected interest rate until casino opens	9.0%	8.2%
Projected interest rate during the loan repayment term	9.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

Shingle Springs Tribe:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$51,194	$46,446
	($40,327 principal and $10,867 interest)	($37,905 principal and $8,541 interest)
Estimated months until casino opens (weighted-average of three scenarios)	37 months	37 months
Projected interest rate until casino opens	10.06%	9.2%
Projected interest rate during the loan repayment term	9.97%	9.1%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
      See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of July 2, 2006	As of January 1, 2006

Face value of note (principal and interest)	$24,781	$21,247
	($18,822 principal and $5,959 interest)	($16,858 principal and $4,389 interest)
Estimated months until casino opens (weighted-average of three scenarios)	34 months	34 months
Projected interest rate until casino opens	17.0%	9.2%
Projected interest rate during the loan repayment term	17.0%	9.2%
Discount rate	17.5%	15%
Projected repayment terms of note	24 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%
      See discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.
      The following table represents a sensitivity analysis prepared by us of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year (probability will not be adjusted in excess of 100%):

		Sensitivity Analysis
	July 2, 2006
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

	(In thousands)
Pokagon	$82,214	$78,072	$78,207	$74,267	$83,043	$86,428	$87,299
Shingle Springs	$30,439	$28,262	$29,257	$27,164	$32,707	$31,758	$34,028
Jamul	$21,830	$20,555	$21,994	$20,710	$23,105	$21,667	$22,933

	$134,483	$126,889	$129,458	$122,141	$138,855	$139,853	$144,260

		Sensitivity Analysis
	January 1, 2006
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both

	(In thousands)
Pokagon	$44,028	$41,751	$41,591	$39,449	$46,305	$46,620	$49,040
Shingle Springs	$26,550	$24,633	$25,187	$23,367	$28,467	$27,985	$30,005
Jamul	$12,957	$12,176	$12,322	$11,581	$13,739	$13,626	$14,450

	$83,535	$78,560	$79,100	$74,397	$88,511	$88,231	$93,495

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

      The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of July 2, 2006 and January 1, 2006. The notes receivable are carried on the consolidated balance sheets at July 2, 2006 and January 1, 2006 at their estimated fair values of $139.9 million and $87.1 million, respectively.

	Balance at July 2, 2006

		Shingle
	Pokagon	Springs	Jamul	Other	Total

	(In thousands)
Note receivable, pre-construction(a)	$47,070	$40,327	$17,872	$—	$105,269
Note receivable, non-gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,930	—	950	—	11,880
Note receivable, other(c)				6,404	6,404

	$71,176	$40,327	$18,822	$6,404	$136,729

	Balance at January 1, 2006

		Shingle
	Pokagon	Springs	Jamul	Other	Total

	(In thousands)
Note receivable, pre-construction(a)	$22,344	$37,905	$15,908	$—	$76,157
Note receivable, non-gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b)	10,925	—	950	—	11,875
Note receivable, other(c)				4,474	4,474

	$46,445	$37,905	$16,858	$4,474	$105,682

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project. With respect to the Pokagon Casino project, a portion of the land will be used by the tribe separate from the casino project land.

(c)	Represents amounts advanced under the agreements with the Iowa Tribe and Pawnee Nation.
      The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at July 2, 2006 and January 1, 2006 (in thousands):

	July 2,	January 1,
Pokagon Band	2006	2006

Monthly stipend	$12,000	$9,625
Construction	23,411	2,635
Legal	1,898	1,634
Environmental	652	650
Design	9,109	7,800

	$47,070	$22,344

	July 2,	January 1,
Shingle Springs Tribe	2006	2006

Monthly stipend	$6,990	$6,390
Construction	1,634	1,623
Legal	13,045	12,195
Environmental	1,632	1,588
Design	9,493	9,306
Gaming license	3,526	3,426
Lobbyist	4,007	3,377

	$40,327	$37,905

	July 2,	January 1,
Jamul Tribe	2006	2006

Monthly stipend	$4,194	$3,841
Construction	386	326
Legal	3,446	3,340
Environmental	1,729	1,668
Design	5,186	4,168
Gaming license	584	511
Lobbyist	2,347	2,054

	$17,872	$15,908

Evaluation of impairment related to our long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at fair value:
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
      The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located. In addition, we have many years of casino operations experience, which provides a basis for our revenue expectations. The projections were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

      The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	July 2, 2006	January 1, 2006

No. of Class III slot machines	3,000	3,000
No. of Table games	90	90
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	$282	$275
Win/Table game/day — 1st year	$1,481	$1,444
Win/Poker game/day — 1st year	$1,025	$1,000
Expected increase in management fee cash flows	Year 2 — 26.5% (higher management fees in year 1)	Year 2 — 2.1%
	Year 3 — 4.3%	Year 3 — 1.9%
	Year 4 — 3.8%	Year 4 — 3.6%
	Year 5 — 4.1%	Year 5 — 2.8%
      With regard to the Pokagon Casino project in southwest Michigan, the competitive market consists primarily of five Northern Indiana riverboats. The state of Indiana publicly reports certain results from these riverboat casinos which supports the underlying assumptions in our projections. Specifically, the Northern Indiana trailing twelve months market average for slot machine revenue has consistently been above $300 win per unit per day or greater than $105,000 per machine per year which exceeds the $282 win per unit per day that we used in our Pokagon Casino projections. Of the five casinos in the market, two locations produced a win per unit less than our projections with three casinos producing win per unit revenue amounts greater than our forecast. The closest casino to our location consistently produces approximately $330 win per unit per day.

Jamul Tribe

	July 2,	January 1,
	2006	2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	65	65
No. of Poker tables	10	10
Win/Class III slot machine/day — 1st year	—	$307
Win/Class II slot machine/day — 1st year	—	$220
Win/Class II & III slot machine/day — 1st year	$235	—
Win/Table game/day — 1st year	$1,100	$1,100
Win/Poker table/day — 1st year	$650	$650
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

Shingle Springs Tribe

	July 2, 2006	January 1, 2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	100	100
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	$350	$350
Win/Class II slot machine/day — 1st year	$350	$250
Win/Table game/day — 1st year	$1,275	$1,275
Win/Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 5.8%	Year 2 — 5.5%
	Year 3 — 3.5%	Year 3 — 4.3%
	Year 4 — 3.2%	Year 4 — 3.0%
	Year 5 — 4.7%	Year 5 — 5.1%
	Year 6 — (23.4)% (management fees were reduced in years six and seven)	Year 6 — (17.0)% (management fees were reduced in years six and seven)
	Year 7 — 1.6%	Year 7 — 1.5%
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
      As of July 2, 2006 and January 1, 2006 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.
Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement:
      In July 1999, we entered into a development agreement and management contract, which have been subsequently amended, with the Pokagon Band, a federally recognized tribe with a compact with the State of Michigan, to develop and manage a casino on approximately 675 acres in southwest Michigan. The first phase of the casino is planned to include approximately 3,000 slot machines, 90 table games, a 20 table poker room, various restaurant and bar venues, a hotel, enclosed parking, a childcare facility and arcade, and various other resort amenities.
      The development agreement, as amended, provided for us to advance approximately $71.7 million for purchase of land and for the initial development phase of the project. Repayment of these advances are subordinated to senior indebtedness of the Pokagon Casino.
      We will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract, as amended, is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of our management fee is subordinated to senior indebtedness of the Pokagon

Casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The NIGC approved the management contract in March of this year. The casino could open as early as third quarter of fiscal 2007.
      We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager of the casino. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months. In accordance with the management contract, we contributed $1 million to the Pokagon Band scholarship fund in April 2006 because the land was taken into trust and the management contract was approved by the NIGC.
      Our evaluation of critical milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of the second quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

Usable land placed in trust by Federal government	Yes	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.

Usable county agreement, if applicable	Yes	Yes	Yes

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, The Michigan Supreme Court has now agreed to hear the appeal by TOMAC that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.	No, pending litigation regarding land in trust.

Financing for construction	Yes. Financing for the project was completed on June 22, 2006. A $305 million senior note financing and $75 million FF&E credit facility were completed on this date.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:
      Approximately $10.9 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase real property comprising the project site. Our first deed of trust against the gaming land portion of this property (except for a small parcel worth approximately $0.3 million) was relinquished when the BIA placed the land into trust in January 2006. We still hold a deed of trust against the non-gaming land which has a cost basis of approximately $13.2 million.
      The estimated probability rate was increased from 75% to 90% in fiscal 2005 due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that allowed the land to be taken into trust by the Federal Government. TOMAC filed for an appeal and the appeal was heard on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band.
      The estimated probability rate was increased from 90.0% to 99.0% in the first six months of fiscal 2006, as the management contract was approved by the NIGC in March 2006 and the appeal deadline passed for TOMAC to appeal the January 6, 2006 favorable federal judge ruling that allowed the land to be taken into trust by the Federal Government. The Michigan Supreme Court has now agreed to hear the appeal by TOMAC that the Compact entered into with the State of Michigan is invalid even though the Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid because the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).
      On June 22, 2006, the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, fixtures and equipment to fund the remainder of the Four Winds Casino project. Construction of the casino began during June 2006.
      Due to the status of the critical milestones as described above, the weighted-average estimated casino opening date was moved ahead from October 2008 to August 2007 during the second quarter ended July 2, 2006.

Shingle Springs Tribe

Business arrangement:
      Plans for the Shingle Springs Casino project include an approximately 1,100,000 square-foot facility (including approximately 85,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, 20 poker table games, as well as restaurants, enclosed parking and other facilities.
      We acquired our initial interest in the development and management contracts for the Shingle Springs Casino from Kean Argovitz Resorts- Shingle Springs, LLC (“KAR — Shingle Springs”) in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz). Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Shingle Springs Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Shingle Springs Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
      Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in our subsidiary and then be entitled to obtain a 15% equity interest in our entity that holds the rights to the management contract with the Shingle

Springs Casino. If he is not found suitable or does not elect to purchase equity interests in our subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Shingle Springs Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
      The development agreement provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. Although we are not required to fund these amounts, if we discontinue the funding prior to fulfilling the obligation, we would forfeit the rights under the management contract.
      The agreement provides for us to arrange for financing or, at our discretion, loan funds to the Shingle Springs Tribe in the form of a facility loan, for the costs of construction and initial costs of operation up to a maximum of $300 million. In addition, we will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for our management services, we will receive a management fee between 21% and 30% of net income of the operations annually for the first five years with a declining percentage in years six and seven, as that term is defined by the management contract. Payment of our management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Our Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of the second quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:
      Due to the status of the critical milestones as described above, the weighted-average estimated casino opening date was moved from May 2009 to July 2009 during the second quarter ended July 2, 2006.

      In January 2005, the Shingle Springs Tribe received a favorable ruling from the federal court on all federal issues with respect to the casino development planned by the Shingle Springs Tribe. The federal favorable ruling related to the project is being appealed by El Dorado County. The Shingle Springs Tribe is a federally recognized tribe, has a compact with the State of California and owns approximately 160 acres of reservation land on which the casino can be built. During July 2004, we received notification from the NIGC that the development and management contract between the Shingle Springs Tribe and us, allowing us to manage a Class II and Class III casino, was approved by the NIGC.
      The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the California Superior Court ruled in favor of the California Department of Transportation (“CalTrans”) on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, Voices for Rural Living, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the California Court of Appeal (“Court”) issued its decision on these appeals. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is preparing the necessary additional information as requested by the Court for the two issues described above. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR. Construction of the interchange and casino could begin as early as the beginning of fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction.
      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul Tribe nor the Shingle Springs Tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended, the tribes could operate under their existing compacts which allows for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. Management believes that this number of gaming devices is adequate to equip the planned developments. Therefore, we believe the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Shingle Springs project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

Jamul Tribe

Business arrangement:
      The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Plans for the casino include approximately 2,000 gaming devices and approximately 75 table games, along with various restaurants and related amenities.
      Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the project. There can be no assurance that third party financing will be available. If we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a first class casino with related amenities/services on its existing six acre reservation which the Jamul Tribe will manage.
      We will receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services. Each of these fees will be payable to us evenly over the first five years after the opening date of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Tribe’s proposed casino resort are to be included in the financing for the Jamul Casino.
      Prior to entering into the 2006 development financing and services agreement we and the Jamul Tribe entered into a development agreement and management contract in 1999, which has been submitted to the NIGC for approval.

Our Evaluation of the Critical Milestones:
      The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the second quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

Critical Milestone	July 2, 2006	January 1, 2006	January 2, 2005

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:
      As a result of delays related to getting land contiguous to the reservation placed into trust (which is now eliminated as a result of the new agreement entered into with the Jamul Tribe on March 30, 2006), the weighted-average estimated casino opening date was extended from February 2009 to May 2009 during the second quarter ended July 2, 2006. The probability rate was increased from 80% at January 1, 2006 to 85% at April 2, 2006 as a result of the Jamul Tribe and us entering into a development financing and services agreement in March 2006 which eliminates the need for land contiguous to the reservation land being taken into trust and the NIGC does not need to approve the development financing and services agreement. The casino will be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land in trust process.
      The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and ourselves formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate six-acre project would be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project would change significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Neither the total square footage nor the nature or cost of the project are expected to change significantly as it will be primarily the same project being built on a smaller footprint.
      We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. We have completed economic models for each alternative and concluded that either would result in a successful operation assuming that adequate financing can be obtained. Therefore, we believe this project will be successfully completed. Construction of the casino could begin in late fiscal 2006 with an estimated opening date of the casino 18 months thereafter.
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
      Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul tribe nor the Shingle Springs tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended the tribes could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. This number of gaming devices is adequate to equip the planned developments. Therefore, we believe the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Jamul project is currently planned to open with 349 Class III slot machines and approximate 1,650 Class II devices.

Pawnee Nation of Oklahoma

Business arrangement:
      In January 2005, we entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC”), referred to collectively as the “Pawnee Nation,” in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.
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
      The Pawnee Nation currently operates a “Travel Plaza” at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. The Pawnee Nation intends to expand the Travel Plaza to include gaming and has engaged us to assist with this project. When expanded, the planned project will open with approximately 200 gaming devices and a full service restaurant.
      As compensation for the performance of its obligations under the management contract for each of these two locations, we shall be entitled to receive a fee of 30% of net income of the respective casino (as defined in the contracts) for a period of five to seven years, depending on the scope of the facilities, less any amounts earned by any of our affiliates for consulting on the two projects. The management contracts are subject to approval of the NIGC and certain other conditions.
      The Pawnee Nation also operates its “Trading Post” Casino, which currently includes approximately 65 gaming devices along with a retail convenience store and gas station in the town of Pawnee, Oklahoma. We will assist in the management of this project and in its expansion if the Pawnee Nation decides to expand the casino. As compensation for our management services on this project, we will receive a management fee of approximately 30% of net income, as defined in the agreement, based on the incremental net income produced at this location during the length of the management contract, expected to be from five to seven years, depending on the scope of the facilities, less any amounts earned by any of our affiliates for consulting on the two projects subject to regulatory approval and certain other conditions.
      Prior to the approval of the Pawnee Management Contracts by the NIGC, we will provide services under the Pawnee Development and Consulting Agreements to each of the three Pawnee casino projects. Under these agreements we will provide advances to the Pawnee Nation, if needed, from time to time to each particular project for preliminary development costs as agreed to by Lakes and the Pawnee Nation. Any advances made will accrue interest at prime plus two percent and be repayable in 24 equal monthly installments beginning on the 25th day following the opening date for the project if the loan has not previously been repaid through the project permanent financing. The Pawnee Development and Consulting Agreements are for 12 years from the effective date of the agreements or until the project development fees and the project preliminary development loans have been fully paid, whichever date is later, subject to early termination. In addition to interest earned on the project preliminary development loan, we will receive a development fixed fee equal to three percent of project costs at each location and a monthly consulting flat fee for each of the three projects of $5,000 for the Trading Post location, $25,000 for the Travel Plaza location and $250,000 for the new casino, per month for 120 months. The above development fixed fees shall be paid on the opening date of each of the projects. No monthly consulting fixed fee is earned or paid prior to the opening date of the project. After the opening date of the project the monthly consulting fixed fee shall be due and paid commencing on the 25th day of the following calendar month and each successive month.
      The Pawnee Development and Consulting Agreements and Pawnee Management Contracts are subject to NIGC review and include provisions for an early buyout of the Pawnee Development and Consulting Agreements and the Pawnee Management Contracts by the Pawnee Nation.
      Arrangement with Consultant. We have executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Pawnee Nation) rendered to us. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of our fee compensation earned under the Pawnee Development and Consulting Agreements and Pawnee Management Contracts with the Pawnee Nation (i.e., six percent of the incremental total net income or 20% of our 30% share). This agreement provides that payments will be due to Mr. Kean when we are paid by the Pawnee Nation.

      Our Evaluation of the three Pawnee Nation Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of July 2, 2006:

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes, the Pawnee Nation currently holds land in trust where the Chilocco casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.

Usable land placed in trust by Federal government	Yes, the Pawnee Nation currently holds land in trust where the Chilocco Casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC is now able to issue a FONSI and approve the management contract.	No, submitted to the NIGC for review on March 22, 2005. The NIGC approved publication of the Final EA in December 2005 and no comments were received during the required 30-day comment period from the public. The NIGC issued a FONSI in March 2006.	No, submitted to the NIGC for review on March 22, 2005. The NIGC had provided a second set of comments to which the Tribe and Lakes have provided a response

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, preliminary discussions with lending institutions has occurred and the Pawnee Nation has issued a request for proposal. Several responses to the request for proposal have been received. A lender has not yet been selected.	No, The Pawnee Nation has received and approved, subject to minor negotiations, a commitment for financing from a lender for the desired amount.	None needed.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the three Pawnee Nation Projects will result in economic benefit to us sufficient to recover our advances. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Pawnee Trading Post is currently open and operating and the refurbishments were completed in the fourth quarter of fiscal 2005. The Pawnee Travel Plaza is currently open and expansion could be completed to include gaming as early as the fourth quarter of fiscal 2006. The Chilocco Casino project could open as early as mid 2007.

Iowa Tribe

Business arrangement:
      On March 15, 2005, we, through our wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe, a federally recognized Indian Tribe, and a federally-chartered corporation. The agreements are effective as of January 27, 2005. We will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Ioway Project”); and (ii) assisting with operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins Oklahoma (the “Cimarron Casino”). We will also provide management services for the Tribe’s casino operations at each location subject to regulatory approval.
      Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:
      Ioway Project. The proposed development would have an initial phase of approximately 1,500 slot machines, four restaurants, a KidsQuest, 250 hotel rooms and parking. Future development would include additional gaming, hotel rooms, meeting space, special events center, golf course and other market driven amenities. For our gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Project, we will receive a development fee of two percent of the project costs of the Ioway Project, paid upon the opening of the Ioway Project, and a flat monthly fee of $500,000 for a period of 120 months commencing upon the opening of the project.
      We have agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.
      The Iowa Management Contract for the Ioway Project is subject to the approval of the NIGC and certain other conditions. For our performance under the Iowa Management Contract, we will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract less any amounts earned by any of our affiliates for consulting on the Ioway Project. The Iowa Management Contract term is seven years from the first day that we are able to commence management of the Ioway Project gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Project has been in continuous operation for 60 months, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy-out the contract, all outstanding amounts owed to us become payable if not already paid. Subject to certain conditions, we agree to make advances for the Ioway Project’s working capital requirements, if needed, during the first six months after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Project bearing interest at two percent over the prime rate. We also agree to fund any shortfall in certain minimum monthly Ioway Project payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.
      Cimarron Casino. The Iowa Tribe historically operated a 240 gaming machine and 200-seat bingo parlor located on the northern edge of Perkins, Oklahoma, approximately eight miles south of Stillwater, Oklahoma. The existing facility is being renovated to provide for space for 325 gaming machines, six table games, and a new snack bar. We have entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. The NIGC approved the Cimarron Management Contract in April 2006. The fee under the Cimarron Consulting Agreement consisted entirely of a limited flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any of our affiliates for consulting services under the Cimarron Consulting Agreement).
      Arrangement with Consultant. We have executed an agreement stipulating that Kevin Kean will be compensated for his consulting services (relating to the Iowa Tribe) rendered to us. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of our fee compensation that is received under the Iowa Consulting Agreement, Cimarron Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of our 30% share). This agreement provides that payments will be due to Mr. Kean when we are paid by the Iowa Tribe.

Our Evaluation of the two Iowa Tribe Projects:
      The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of July 2, 2006:

	Ioway Project	Cimarron Casino

Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, currently an open casino.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved, which is expected to be completed in late 2006. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	Yes, the NIGC approved the management contract in April 2006.

Resolution of all litigation and legal obstacles	None at this time, the acquisition of other tribal land needs to be approved by the BIA.	None at this time. The first part of the refurbished casino opened in May 2006.

Financing for construction	No, preliminary discussions with lending institutions has occurred.	Permanent financing was obtained from a lending institution in December 2005 and Lakes was repaid all amounts outstanding under the business improvement loan.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:
      Long-term assets have been recorded as it is considered probable that the two Iowa Tribe Projects will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Cimarron Casino is currently open and refurbishment of the casino is expected to be completed in August of 2006. The Ioway Project could open as early as the first quarter of fiscal 2008.

Kickapoo Tribe
      We entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, we recorded a loss of approximately $6.3 million as a result of the terminated business relationship. Pursuant to the Settlement Agreement, during April 2006, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us to the Kickapoo Tribe. We and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain on our books, and once we receive full releases for any liability thereto. During the second quarter of fiscal 2006 we received releases of $2.8 million that have been recorded as unrealized gains. As a result of the $2.6 million payment, we revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and a gain of that amount was recognized in the first quarter of 2006. During the second quarter of fiscal 2006, the $2.6 million payment was applied to the note. Therefore, there is no remaining value associated with the note receivable from the Kickapoo Tribe as of July 2, 2006. The land transfer and remaining release of liabilities will be recognized in the period they occur. Approximately $0.9 million of liabilities subject to the Settlement Agreement remain as of July 2, 2006. We will not recognize further gains unless and until additional releases are received from vendors. However, we do not have an estimate of when or if this will occur.
      Litigation defense costs: We do not accrue for estimated future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but instead, record such costs as the related legal and other services are rendered.
      Income taxes: In accordance with SFAS No. 109, we evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts and net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items and determined that a 100% valuation allowance was appropriate at July 2, 2006 and January 1, 2006. We evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects.
      We have recorded a deferred tax asset related to capital losses during 2001 and 2005. The realization of these benefits is dependent on the generation of capital gains. We have determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient capital gains during 2006 that could be used to offset this loss item. Therefore, a valuation allowance has been recorded against this item as of July 2, 2006.
      We are under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If we are unsuccessful in sustaining our position, we may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. We originally carried back capital losses to offset the capital gain. If we are unsuccessful in sustaining our capital gain position, we could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. We own approximately 12.5 million shares of WPTE common stock valued at approximately $46.4 million as of August 4, 2006 based upon the closing stock price as reported by the Nasdaq Global Market on August 4, 2006 of $3.72. However, currently, we do not intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, we have recorded a liability related to this matter of approximately $2.6 million, including interest due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.
      WPTE’s current growth plans potentially may include international expansion, primarily related to WPTE’s online gaming business, expansion of WPTE’s television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although WPTE anticipates that all potential strategies will be accretive to earnings, WPTE is aware of the risks involved with an aggressive growth strategy. Therefore, based on WPTE’s limited earnings history combined with cautious optimism, WPTE believes a valuation allowance continues to be appropriate for a portion of the deferred tax assets relating to stock option exercises not considered more likely than not of realization.
Other Recent Accounting Pronouncements
      In 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which interprets FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that FIN 48 will have on our financial position, results of operations and operating cash flows.
      In 2005, the FASB also issued SFAS No. 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 will become effective for financial instruments acquired or issued by us during the fiscal year beginning after September 15, 2006. We presently do not expect SFAS No. 156 to be applicable to any instruments we are likely to acquire or issue.
Seasonality
      We believe that the operations of all casinos to be managed by us will be affected by seasonal factors, including holidays, weather and travel conditions. WPTE’s license revenues are affected by the timetable for delivery of episodes to TRV.
Regulation and taxes
      We and the casinos to be managed by us are subject to extensive regulation by state gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.
      The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations and cash flows.
Off-balance sheet arrangements
      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the financing commitments previously discussed.
Private Securities Litigation Reform Act
      The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by us with the SEC as well as information included in oral statements or other written statements made or to be made by us contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.
      Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of us.
      These risks and uncertainties include, but are not limited to, need for current financing to meet our operational and development needs; those relating to the inability to complete or possible delays in completion of our casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; we operate in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet our expansion goals; risks of entry into new businesses; reliance on our management; and the fact that WPTE shares held by us are currently not liquid assets, and there is no assurance that we will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on our consolidated results of operations or the market value of the WPTE shares held by us, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the increased time, cost and expense of developing and maintaining WPTE’s own online gaming software; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review our filings with the SEC. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our financial instruments include cash and cash equivalents and marketable securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. We do not use derivative instruments for speculative or investment purposes.
      Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 2, 2006, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
      Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our consolidated statement of earnings (loss) and comprehensive earnings (loss). As of July 2, 2006, we had $35.2 million of notes receivable, at fair value with a floating interest rate (principal amount of $46.3 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $4.8 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.5 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.5 million in interest income over the same twelve-month period.
      We are exposed to interest rate risk as a result of the $105 million Credit Agreement entered into on June 22, 2006, that has a variable interest rate equal to 3-month LIBOR plus 6.25%. We have entered into an interest rate swap agreement as required by our Credit Agreement to manage the variability of the cash flows in the interest payments due to changes in the LIBOR interest rate. The interest rate swap will effectively convert our variable-rate debt to a fixed rate. The notional value of the interest rate swap must be equal to 100% of the financing facility for the first 18 months and 50% of the financing facility thereafter.

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
      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the six months ended July 2, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

70

Part II.
Other Information
ITEM 1.     LEGAL PROCEEDINGS

Slot machine litigation
      In 1994, William H. Poulos filed a class-action lawsuit in the United States District Court for the Middle District of Florida against various parties, including our predecessor, Grand Casinos, and numerous other parties alleged to be casino operators or slot machine manufacturers. This lawsuit was followed by several additional lawsuits of the same nature against the same, as well as additional defendants, all of which were subsequently consolidated into a single class-action pending in the United States District Court for the District of Nevada. Following a court order dismissing all pending pleadings and allowing the plaintiffs to re-file a single complaint, a complaint has been filed containing substantially identical claims, alleging that the defendants fraudulently marketed and operated casino video poker machines and electronic slot machines, and asserting common law fraud and deceit, unjust enrichment and negligent misrepresentation and claims under the federal Racketeering-Influenced and Corrupt Organizations Act. Various motions were filed by the defendants seeking to have this new complaint dismissed or otherwise limited. In December 1997, the Court, in general, ruled on all motions in favor of the plaintiffs. The plaintiffs then filed a motion seeking class certification and the defendants opposed it. In June 2002, the District Court entered an order denying class certification. On August 10, 2004, the Ninth Circuit Court of Appeals affirmed the District Court’s denial of class certification. On September 14, 2005, the United States District Court for the District of Nevada granted the defendants’ motions for summary judgment, and judgment was entered against the plaintiffs on that same day. The plaintiffs have appealed the judgment to the 9th Circuit Court of Appeals, but subsequently stipulated to a dismissal with prejudice, effective June 30, 2006. As of that date, the matter was at an end.

El Dorado County, California litigation
      On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living and others, does not seek relief directly against us. However, the interchange is necessary to permit the construction of a casino to be developed and managed by us through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court of the State of California, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (CalTrans) prepared and filed the clarification addendum sought by the court. Prior to the court’s determination of the adequacy of the clarification, El Dorado County and Voices for Rural Living appealed Judge Connelly’s ruling to the California Court of Appeals on all of the remaining issues.
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
      The Court issued its decision on the appeals on November 8, 2005. The Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Court of Appeals decision to be depublished. CalTrans is now complying with the Court of Appeals order and a supplemental EIR is expected to be issued August 2006.
      We have not recorded any liability for this matter as management currently believes that the Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon our consolidated financial statements.

Louisiana Department of Revenue litigation tax matter
      The Louisiana Department of Revenue maintains a position that we owe additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by us for the tax periods at issue and relates to the reporting of income earned by us in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by us for the taxable periods set forth above. We maintain that we have remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, we filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. We may be required to pay up to the $8.6 million assessment plus interest if we are not successful in this matter. We have recorded a liability for the estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying unaudited condensed consolidated balance sheets.

WPTE litigation
      WPTE was served with a complaint by seven poker players, alleging that WPTE has engaged in, among other things, certain anti-competitive and unfair business practices by requiring players to execute participant releases in connection with tournaments it films through its exclusive arrangements with casinos that has allegedly limited the number of televised poker tournaments that high stakes professional poker players can play in. It is WPTE’s belief that the claims asserted in the complaint are misleading and without merit. WPTE is unable at this time to estimate a range of loss, if any, in connection with this matter and, accordingly, has made no provision therefor.

Other litigation
      We and our subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes, based in part on advice from legal counsel, that neither the final outcome of these matters, including the matters discussed above, nor the related legal defense costs are likely to have a material adverse effect upon the our future consolidated financial position or results of operations beyond the amounts recorded.
ITEM 1A. RISK FACTORS
      There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 except the following:

•	We are no longer subject to the risk that our common stock may not be re-listed on the Nasdaq Global Market, formerly the Nasdaq National Market. As previously announced, our common stock resumed trading on the Nasdaq Global Market on March 23, 2006 under the symbol “LACO.”

•	On June 22, 2006, Lakes borrowed $105 million under a financing facility with BofA and the Lenders pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Approximately $25.2 million of the initial draw was used to repay in full the aforementioned loan payable to PLKS. (Note 6) While the funds provided by the $105 million credit agreement with BofA allow us to move forward with our various casino development projects, we anticipate that we will incur additional pre-construction costs which will require us to obtain additional sources of financing during fiscal 2007 to meet our operational and development needs. Therefore, we will explore additional financing alternatives as needed. The financing is discussed in greater detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•	We are no longer subject to the risk of financing all phases of the Pokagon Casino project as the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, fixtures and equipment to fund the remainder of the Four Winds Casino project. The financing is discussed in greater detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•	Warrants to purchase 3.21 million shares of common stock previously issued to PLKS have lapsed and are no longer exercisable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      (a) The Annual Meeting of Shareholders was held on April 19, 2006.
      (b) At the Annual Meeting:

(1)	All nominees for directors as listed in the proxy statement were elected with the following vote:

	Affirmative Votes	Authority Withheld

Lyle Berman	20,278,168	1,333,814
Timothy J. Cope	20,172,740	1,439,242
Morris Goldfarb	21,564,993	46,989
Neil I. Sell	20,277,790	1,334,192
Ray Moberg	21,565,945	46,037
Larry C. Barenbaum	21,565,421	46,561

(2)	The appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation, as independent auditors of the Company was ratified with the following vote:

Affirmative Votes 21,572,303	Negative Votes 16,446	Abstentions 23,233
ITEM 6.     EXHIBITS
      (a) Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

/s/ LYLE BERMAN

Lyle Berman
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

/s/ TIMOTHY J. COPE

Timothy J. Cope
President and Chief Financial Officer
(Principal Financial and Accounting Officer)
Dated: August 10, 2006