Form 10-Q
period 2006-10-01
LAKES ENTERTAINMENT INC
filed 2006-11-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-24993

LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1913991 (I.R.S. Employer Identification No.)

130 Cheshire Lane, Suite 101 Minnetonka, Minnesota (Address of principal executive offices)	55305 (Zip Code)

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

As of November 3, 2006, there were 22,902,809 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of October 1, 2006 (Unaudited) and January 1, 2006	3
	Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) (Unaudited) for the three months and nine months ended October 1, 2006 and October 2, 2005	4
	Condensed Consolidated Statements of Shareholders’ Equity (Unaudited) for the nine months ended October 1, 2006 and October 2, 2005	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended October 1, 2006 and October 2, 2005	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	68
ITEM 4.	CONTROLS AND PROCEDURES	68

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	69
ITEM 1A.	RISK FACTORS	70
ITEM 6.	EXHIBITS	71
302 Certification of CEO
302 Certification of CFO
906 Certification of CEO and CFO

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
October 1, 2006 and January 1, 2006

	(Unaudited)
	October 1,	January 1,
	2006	2006
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$10,107	$9,912
(balance includes $9.0 million and $1.7 million of WPT Enterprises, Inc. cash)
Short-term investments	65,677	26,735
(balance includes $30.8 million and $26.7 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net of allowance of $0.0 million and $0.1 million	2,794	3,072
Prepaid expenses	880	614
Other current assets	1,755	1,810

Total current assets	81,213	42,143

Property and equipment, net	17,163	13,451
Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	149,221	87,062
Land held for development	16,731	16,248
Intangible assets related to Indian casino projects	54,063	46,088
Other	4,856	3,360

Total long-term assets related to Indian casino projects	224,871	152,758
Other assets:
Restricted cash	16,348	249
Investments	2,936	10,640
Deferred tax asset	4,526	6,852
Debt issuance costs	2,073	19
Other long-term assets	3,947	4,498

Total other assets	29,830	22,258

Total Assets	$353,077	$230,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,236	$8,394
Income taxes payable	14,047	10,933
Accrued payroll and related costs	2,031	1,125
Deferred revenue	5,139	5,150
Other accrued expenses	2,714	2,159

Total current liabilities	29,167	27,761

Long-term debt, related party	—	10,000
Long-term debt, other, net of unamortized discount of $1.0 million	104,637	—

Total Liabilities	133,804	37,761

Commitments and contingencies
Minority interest in subsidiary	16,636	14,466
Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 and 0 issued and outstanding at October 1, 2006 and January 1, 2006, respectively	45	—
Common stock, $.01 par value; authorized 200,000 shares; 22,877 and 22,300 common shares issued and outstanding at October 1, 2006, and January 1, 2006, respectively	229	223
Additional paid-in capital	174,519	154,301
Retained earnings	28,541	13,410
Accumulated other comprehensive earnings (loss)	(697)	10,449

Total shareholders’ equity	202,637	178,383

Total Liabilities and Shareholders’ Equity	$353,077	$230,610

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended		Nine Months Ended
	October 1,	October 2,	October 1,	October 2,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)

Revenues:
License fee income	$4,672	$1,766	$18,098	$10,568
Host fees, sponsorship and other	1,236	365	5,660	2,266

Total Revenues	5,908	2,131	23,758	12,834

Costs and Expenses:
Selling, general and administrative	8,772	6,936	26,787	20,368
Production costs	1,737	561	8,333	8,125
Net impairment losses	—	94	—	94
Amortization of debt issuance costs	139	—	450	—
Depreciation and amortization	164	133	437	337

Total Costs and Expenses	10,812	7,724	36,007	28,924

Net unrealized gains (losses) on notes receivable	5,788	(2,120)	38,911	(241)

Earnings (Loss) From Operations	884	(7,713)	26,662	(16,331)

Other Income (Expense):
Interest income	1,209	443	2,299	1,256
Interest expense, related party	—	—	(137)	—
Interest expense, other	(3,210)	—	(5,044)	—
Loss on extinguishment of debt	—	—	(6,821)	—
Realized gain on sale of investment	4,541	—	10,216	—
Other	5	—	81	—

Total other income, net	2,545	443	594	1,256

Earnings (loss) before income taxes, equity in earnings of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	3,429	(7,270)	27,256	(15,075)
Income taxes	2,195	354	8,742	1,061

Earnings (loss) before equity in earnings of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	1,234	(7,624)	18,514	(16,136)
Equity in earnings of unconsolidated investees, net of tax	—	1	—	7
Minority interest in net (earnings) loss of subsidiary	(1,035)	581	(3,383)	1,317

Net earnings (loss)	$199	$(7,042)	$15,131	$(14,812)
Other comprehensive earnings (loss):
Unrealized gains (losses) on marketable securities, net of tax	125	(37)	(301)	(73)
Change in estimated fair value of derivatives	(468)	—	(629)	—

Comprehensive earnings (loss)	$(144)	$(7,079)	$14,201	$(14,885)

Earnings (loss) per share — basic	$0.01	$(0.32)	$0.67	$(0.66)

Earnings (loss) per share — diluted	$0.01	$(0.32)	$0.62	$(0.66)

Weighted-average common shares outstanding — basic	22,876	22,300	22,720	22,296

Dilutive effect of common stock equivalents	1,752	—	1,826	—

Weighted-average common shares outstanding — diluted	24,628	22,300	24,546	22,296

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity
Nine months ended October 1, 2006 and October 2, 2005

							Accumulated
					Additional		Other	Total
	Preferred Stock		Common Stock		Paid-In	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Earnings (Loss)	Equity
	(In thousands)
	(Unaudited)

2006
Balances, January 1, 2006	—	—	22,300	$223	$154,301	$13,410	$10,449	$178,383
Other comprehensive loss	—	—	—	—	—	—	(930)	(930)
Realized gain on sale of investment	—	—	—	—	—	—	(10,216)	(10,216)
Issuance of preferred stock and warrants	4,458	$45	—	—	4,709	—	—	4,754
Issuance of stock on options exercised — net	—	—	577	6	3,232	—	—	3,238
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	4,312	—	—	4,312
Income tax benefit of stock option exercises	—	—	—	—	3,945	—	—	3,945
Net change in equity related to minority interest	—	—	—	—	1,214	—	—	1,214
Net earnings	—	—	—	—	—	15,131	—	15,131

Balances, October 1, 2006	4,458	$45	22,877	$229	$174,519	$28,541	$(697)	$202,637

2005
Balances, January 2, 2005	—	—	22,253	$223	$157,895	$25,280	$(6)	$183,392
Other comprehensive loss	—	—	—	—	—	—	(73)	(73)
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	28	—	—	28
Reduction of deferred compensation	—	—	—	—	4	—	—	4
Issuance of stock on options exercised — net	—	—	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	—	—	714	—	—	714
Subsidiary common stock subject to repurchase	—	—	—	—	643	—	—	643
Subsidiary interest on common shares subject to repurchase	—	—	—	—	(24)	—	—	(24)
Net change in equity related to minority interest	—	—	—	—	(1,094)	—	—	(1,094)
Net loss	—	—	—	—	—	(14,811)	—	(14,811)

Balances, October 2, 2005	—	—	22,300	$223	$158,316	$10,469	$(79)	$168,929

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended October 1, 2006 and October 2, 2005

	2006	2005
	(In thousands)
	(Unaudited)
OPERATING ACTIVITIES:
Net earnings (loss)	$15,131	$(14,812)
Adjustments to reconcile net earnings (loss) to net cash (used in) operating activities:
Depreciation and amortization	691	528
Amortization of debt issuance costs	450	—
Accretion of original issue discount	446	—
Share-based compensation	4,973	772
Loss on extinguishment of debt	6,821	—
Net unrealized losses (gains) on notes receivable	(38,911)	241
Realized gain on sale of investment	(10,216)	—
Minority interest in net earnings (loss) of subsidiary	3,383	(1,317)
Equity in earnings of unconsolidated investees	—	(7)
Deferred income taxes	5,495	42
Net impairment losses	—	94
Increases in operating (assets) and liabilities:
Accounts receivable	294	529
Prepaid expenses	(266)	208
Other current assets	214	(683)
Income taxes payable	3,114	5,162
Accounts payable	(1,054)	(421)
Deferred revenue	(11)	1,484
Accrued expenses	1,461	212

Net Cash Used in Operating Activities	(7,985)	(7,968)

INVESTING ACTIVITIES:
Short-term investments, purchases	(78,202)	(36,873)
Short-term investments, sales/maturities	39,351	38,260
Proceeds from sale of land held under contract for sale	—	5,000
Collections on notes receivable	2,955	—
Increases in long-term assets related to Indian casino projects	(37,412)	(9,284)
Advances to unconsolidated investees	(2,923)	(10)
Proceeds from unconsolidated investees	—	850
Proceeds from sale of investment	10,236	—
Payments for other long-term assets	—	(693)
(Increase) decrease in other long-term assets	(78)	197
Purchase of property and equipment	(4,682)	(1,599)

Net Cash Used in Investing Activities	(70,755)	(4,152)

FINANCING ACTIVITIES:
Proceeds from issuance of common and preferred stock	3,283	126
Debt issuance costs	(5,004)	—
Shareholder trading settlement	2,805	—
Repayment of debt	(35,000)	—
Increase in restricted cash	(16,099)	—
Restricted cash proceeds from long-term debt	19,090	—
Unrestricted cash proceeds from long-term debt	109,860	—

Net Cash Provided by Financing Activities	78,935	126

Net Increase (Decrease) in Cash and Cash Equivalents	195	(11,994)
Cash and Cash Equivalents — Beginning of Period	9,912	28,717

Cash and Cash Equivalents — End of Period	$10,107	$16,723

See notes to condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation:

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended January 1, 2006, previously filed with the SEC on March 8, 2006, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated balance sheet end on December 31, 2006 (2006) and January 1, 2006 (2005).

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or shareholders’ equity as previously presented.

2.	Long-Term Assets Related to Indian Casino Projects:

At October 1, 2006 and January 1, 2006, long-term assets related to Indian casino projects are primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (“Pokagon Band”), Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the Jamul Indian Village (“Jamul Tribe”) as indicated in the following tables (in thousands):

	October 1, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$84,218	$33,776	$25,228	$5,999	$149,221
Intangible assets related to Indian casino projects	23,573	20,158	8,623	1,709	54,063
Land held for development	—	8,712	6,679	1,340	16,731
Other	60	1,462	2,462	872	4,856

	$107,851	$64,108	$42,992	$9,920	$224,871

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	January 1, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to Indian casino projects	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

  Pokagon Band:

	As of October 1, 2006	As of January 1, 2006

Face value of note (principal and interest)	$100,352	$61,827
	$(71,176 principal and $29,176 interest)	$(46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted average of three scenarios)	13 months	32 months
Projected interest rate until casino opens	9.0%	8.2%
Projected interest rate during the loan repayment term	9.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%

The net unrealized gain on notes receivable related to the Pokagon Band casino project was $2.0 million and $1.5 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $19.6 million and $4.5 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

  Shingle Springs Tribe:

	As of October 1, 2006	As of January 1, 2006

Face value of note (principal and interest)	$53,640	$46,446
	$(41,423 principal and $12,217 interest)	$(37,905 principal and $8,541 interest)
Estimated months until casino opens (weighted average of three scenarios)	36 months	37 months
Projected interest rate until casino opens	9.86%	9.2%
Projected interest rate during the loan repayment term	9.78%	9.1%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	75%	70%

* Payable in varying monthly installments based on contract terms subsequent to the casino opening.

The net unrealized gain on notes receivable related to the Shingle Springs Tribe casino project was $2.6 million and $0.0 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $5.1 million and $0.3 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss) (Note 16).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

  Jamul Tribe (Note 8):

	As of October 1, 2006	As of January 1, 2006

Face value of note (principal and interest)	$28,606	$21,247
	$(21,496 principal and $7,110 interest)	$(16,858 principal and $4,389 interest)
Estimated months until casino opens (weighted average of three scenarios)	34 months	34 months
Projected interest rate until casino opens	17.0%	9.2%
Projected interest rate during the loan repayment term	17.0%	9.2%
Discount rate	17.5%	15%
Projected repayment terms of note*	24 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%

* Payable in varying monthly installments based on contract terms subsequent to the casino opening.

The net unrealized gain on notes receivable related to the Jamul Tribe casino project was $1.1 million and $0.4 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $8.4 million and $0.8 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

3.	Restricted Cash:

As of October 1, 2006, and January 1, 2006, Lakes has restricted cash of approximately $16.3 million and $0.2 million, respectively. As of October 1, 2006, approximately $15.9 million of the restricted cash represents a required interest reserve to fund interest payments related to the $105 million financing facility with Bank of America (“BofA”) (Note 5) through December 24, 2007.

4.	Long-Term Investments:

In March 2006, WPT Enterprises, Inc. (“WPTE”) sold 630,000 common shares of its then 12% interest in PokerTek, Inc. (“PokerTek”) at $9.03 per share, resulting in net cash proceeds of approximately $5.7 million. As a result of the sale, WPTE realized a gain of approximately $5.7 million in the first quarter of fiscal 2006. In September 2006, WPTE sold its remaining equity interest in PokerTek consisting of 450,000 shares at $10.11 per share that generated net cash proceeds of, and resulted in a realized gain of approximately $4.5 million in the third quarter of fiscal 2006.

On July 31, 2006, WPTE acquired a 10% ownership interest in 3G Scene Limited (“3G Scene”) for approximately $2.9 million. 3G Scene designs and operates software and other products which enable it or its licensees to offer gaming services to customers via mobile devices. Since WPTE has less than a 20% ownership interest and does not have the ability to exercise significant influence over 3G Scene, this investment is accounted for under the cost method and will be reviewed at least quarterly by management for declines in fair value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“EITF 03-1”).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Long-Term Debt:

On February 15, 2006, Lakes closed on a $50 million financing facility with PLKS Holdings, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility. The $25 million outstanding principal balance together with accrued interest was repaid in full on June 22, 2006, as discussed below. As consideration for the PLKS financing, Lakes issued to PLKS an aggregate of 4.46 million common stock purchase warrants at an exercise price of $7.50 per share that expire in February 2013, subject to customary anti-dilution protections. As of October 1, 2006, and as a result of repaying the PLKS loan in full without any additional draws under the financing facility, certain warrants remain exercisable for 1.25 million shares of common stock and the remaining 3.21 million warrants have lapsed and will not become exercisable. PLKS also has demand registration rights with respect to the Lakes common stock underlying the warrants. The holders of the warrants can require Lakes to redeem the warrants if Lakes fails to satisfy its registration obligations with respect to the Lakes common stock underlying the warrants. Lakes has agreed to pay substantially all of the costs incurred in the preparation and filing of these registration statements. The 1.25 million warrants to purchase common stock were valued at $4.7 million using a Black-Scholes pricing model and were being amortized as interest expense over the three-year life of the financing facility. The variables used in the Black-Scholes model were the value of the underlying asset on which the option was written, the option’s exercise price, the number of years until the option expires, the expected price volatility of the underlying asset, the zero-coupon risk-free interest rate applicable to the period of time until the option’s expiration, and the present value of the expected distributions on the underlying asset during the term of the option. The unamortized portion of the warrants were reported as an in-substance debt discount. As a result of the PLKS debt repayment, the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were included as part of loss on extinguishment of debt in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) totaling approximately $6.8 million.

Additionally, as part of the PLKS transaction, the Lakes Board of Directors authorized the creation of a new class of Series A Convertible Preferred Stock, par value $0.01 per share. Lakes sold 4,457,751 shares of the preferred stock to PLKS for $44,578. These preferred shares have no dividend rights, no voting rights, and become convertible into common stock of Lakes (on a fixed one-to-one basis) only if and when the warrants are cancelled in accordance with the terms of the warrants.

On June 22, 2006, Lakes borrowed $105 million under a financing facility with BofA and certain lenders (the “Lenders”), pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Funds drawn under the Credit Agreement bear interest at the rate of LIBOR plus 6.25% per annum, subject to adjustment or change as specified in the Credit Agreement, and are due and payable on the fourth anniversary of the closing date. A condition of the Credit Agreement required Lakes to negotiate an interest rate swap agreement (Note 15). The notional value of the interest rate swap must be equal to 100% of the financing facility for the first 18 months and 50% of the financing facility thereafter. The interest rate swap is used as a cash flow hedge to manage Lakes’ exposure to fluctuations in interest rates.

Subject to certain premiums, Lakes may prepay the facility in whole or in part at any time. Approximately $25.2 million of the initial draw was used to repay in full the aforementioned loan payable to PLKS. Pursuant to the terms of the Credit Agreement, Lakes paid a closing fee of $1.5 million to BofA and an additional $0.7 million in debt issuance costs primarily consisting of legal fees. The closing fee and debt issuance costs are being amortized over the term of the Credit Agreement using the effective interest method. Amortization of the BofA closing fee and other debt issuance costs was approximately $0.1 million and $0.0 million for the three months ended October 1, 2006 and October 2, 2005, respectively, and $0.2 million and $0.0 million for the nine months ended October 1, 2006 and October 2, 2005, respectively, and is recorded separately as amortization of debt issuance costs in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). Lakes received net proceeds of approximately $103.9 million before the disbursements of the closing fee, other debt issuance costs and repayment of the PLKS loan. The debt discount of approximately $1.1 million will also be

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

amortized over the life of the loan using the effective interest method. Amortization of debt discounts was approximately $0.1 million and $0.0 million for the three months and nine months ended, October 1, 2006 and October 2, 2005, respectively, and is recorded as interest expense in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). Lakes is also obligated to pay a $50,000 annual administrative agent fee to BofA.

The loan underlying the Credit Agreement is secured by substantially all of the material assets of Lakes and its subsidiaries. However, although it is not currently Lakes’ intention, it is entitled to sell up to 3 million of the approximate 12.5 million WPTE shares it owns without application of the proceeds of such sale to reduction of the amount owing under the Credit Agreement. In the event Lakes sells more than 3 million WPTE shares, the proceeds of such sale over and above the amount realized on the 3 million shares would be required to be placed in a cash collateral account securing the loan under the Credit Agreement. In addition, Lakes and certain of its subsidiaries have guaranteed the repayment of the loan under the Credit Agreement pursuant to the terms of a Continuing Guaranty dated as of June 22, 2006.

The loan underlying the BofA Facility can be declared immediately due and payable upon the occurrence of an event of default that is not cured within any applicable cure period. An event of default will occur if any of the covenants contained in the Credit Agreement are violated. Management will routinely monitor all debt covenants to ensure compliance over the term of the financing facility.

6.	Kickapoo Settlement:

In April 2006, Lakes entered into a Letter of Settlement (“Settlement Agreement”) with the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”) pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, Lakes recorded a loss of approximately $6.3 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, Lakes received a cash payment of approximately $2.6 million as reimbursement, for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes to the Kickapoo Tribe. The Company and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain as current liabilities on Lakes’ financial statements, and once Lakes receives full releases for any liability thereto. During the first nine months of fiscal 2006, Lakes received releases from vendors totaling $2.8 million related to services performed in connection with the Kickapoo casino project, which have been recorded as unrealized gains in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). As of October 1, 2006, approximately $0.9 million of liabilities subject to the Settlement Agreement remain. The Company will not recognize further gains unless and until the remaining release is received from the vendor. However, the Company does not know or have an estimate of when or if this will occur.

7.	Regulatory Approval of Management Agreements:

Pokagon Band:

In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort on the Pokagon Band’s land in New Buffalo Township, Michigan (“Pokagon Casino”). On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing agreement, in addition to a $75 million commitment for furniture, furnishings and equipment (“FF&E”) to fund the Four Winds Casino project. Amounts owed to Lakes under the management and development agreements are subordinated to the senior note financing.

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

Iowa Tribe:

In April 2006, Lakes received notification from the NIGC that it approved Lakes’ management agreement with the Iowa Tribe of Oklahoma (“Iowa Tribe”) to refurbish and manage the Cimarron Casino project on the Iowa Tribe’s land in Perkins, Oklahoma.

8.	Development Financing and Services Agreement with the Jamul Tribe:

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six-acre reservation which the Jamul Tribe will manage. As part of the agreement, Lakes will use its best efforts to obtain financing, from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the Jamul Casino. There can be no assurance that third party financing will be available with acceptable terms, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under the development financing and services agreement, Lakes is entitled to receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

9.	Settlement Agreement with a Beneficial Owner:

As of March 17, 2006, Lakes entered into a Settlement Agreement with Deephaven Capital Management LLC (“Deephaven”) pursuant to which Deephaven paid Lakes approximately $2.8 million as repayment of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with one or more funds managed by Deephaven trading in shares of Lakes’ common stock prior to February 14, 2006. The payment has been recorded as an increase in additional paid-in capital in the accompanying unaudited condensed consolidated balance sheet.

10.	Stock Options and Awards:

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

WPTE Stock Option Plan:

WPTE has adopted the shareholder-approved 2004 Stock Incentive Plan (the “2004 Plan”) that is authorized to grant stock awards to purchase up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants that were previously outstanding under a previous stock incentive plan at the time of conversion to a publicly-traded company. On May 31, 2006, the WPTE shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance from 3,120,000 shares to 4,200,000 shares. Under the 2004 Plan, the options vest in equal installments over three-year and five-year periods beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

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

The Company adopted SFAS 123(R) using the “modified prospective transition method,” which requires the application of the accounting standard as of January 2, 2006, the first day of the Company’s fiscal year 2006. In accordance with the modified prospective transition method, the Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The effect of the change from APB 25 to SFAS 123(R) was to decrease net earnings for the three months and nine months ended October 1, 2006 by $1.3 million and $5.0 million, respectively, and basic and diluted earnings per share by $0.06 and $0.05, and $0.22 and $0.20, respectively. There was no share-based compensation expense related to employee stock options and employee stock purchases recognized in the Company’s unaudited condensed consolidated financial statements during the three months and nine months ended October 2, 2005. The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

purchases and non-vested shares under SFAS 123(R) for the three months and nine months ended October 1, 2006, which was allocated as follows:

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006
	(In thousands)

Total cost of share-based payment plans	$1,283.1	$4,959.7
Amounts capitalized in deferred television costs	8.9	8.9
Amounts charged against income, before income tax benefit	$1,274.2	$4,950.8
Amount of related income tax benefit recognized in income	—	—

For the three months and nine months ended October 1, 2006, no income tax benefit was recognized in the Company’s unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Managements’ determination is based primarily on historical earnings volatility, and the Company’s relatively short operating history.

The Company uses a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following values represent the average per grant for the indicated variables used to value options granted during the three months and nine months ended October 1, 2006, and no significant changes to these assumptions are expected during the remainder of 2006.

Lakes’ valuation assumption summary:

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006

Expected volatility	58.21%	59.99%
Expected dividend yield	—	—
Risk-free interest rate	4.72%	4.78%
Expected term (in years)	8.2 years	8.2 years
Weighted-average fair value per share	$5.31	$6.84

The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to October 1, 2006. Management believes historical data is reasonably representative of future exercise behavior.

As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

WPTE valuation assumption summary:

	Three Months Ended	Nine Months Ended
	October 1, 2006	October 1, 2006

Expected volatility	77.31%	79.44%
Expected dividend yield	—	—
Risk-free interest rate	4.62%	4.65%
Expected term (in years)	6.5 years	6.5 years
Weighted-average fair value per share	$2.96	$3.60

WPTE uses a Black-Scholes option-pricing model to estimate the fair value and compensation cost associated with employee incentive stock options in accordance with SFAS 123(R). The bases for the key assumptions included in the model are as follows:

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Risk free interest rate — For periods consistent with the expected term of the share option, risk free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table summarizes Lakes’ stock option activity through the first nine months ended October 1, 2006 and October 2, 2005:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized	—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10
Authorized	—
Granted	5,000	—	(5,000)	12.10
Forfeited/cancelled/expired	(5,000)	—	5,000	8.15
Exercised	(25,000)	—	—	4.75

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at July 2, 2006	4,762,626	3,718,126	64,500	$6.11
Authorized	—
Granted	2,000	—	(2,000)	7.92
Forfeited/cancelled/expired	(1,500)	—	—	5.67
Exercised	(2,000)	—	—	8.25

Balance at October 1, 2006	4,761,126	3,750,326	62,500	$6.11

2005
Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Authorized	—
Granted	155,000	—	(155,000)	15.75
Forfeited/cancelled/expired	—	—	—	—
Exercised	(57,550)	—	—	5.67

Balance at April 3, 2005	5,291,126	3,641,326	111,000	$6.01
Authorized	—
Granted	10,000	—	(10,000)	13.22
Forfeited/cancelled/expired	—	—	—	—
Exercised	—	—	—	—

Balance at July 3, 2005	5,301,126	3,641,326	101,000	$6.03
Authorized	—
Granted	6,500	—	(6,500)	12.61
Forfeited/cancelled/expired	—	—	—	—
Exercised	—	—	—	—

Balance at October 2, 2005	5,307,626	3,762,726	94,500	$6.03

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of October 1, 2006:

	Options Outstanding at October 1, 2006
		Weighted-				Options Exercisable at October 1, 2006
		Average			Aggregate			Aggregate
	Number	Remaining		Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life		Exercise Price	Value	Exercisable	Average Price	Value

$ (3.25 — 3.63)	287,000	4	.8 years	$3.45	$1,781,000	253,600	$3.48	$1,567,000
(3.64 — 5.45)	2,510,700	2	.4 years	4.23	13,624,000	2,510,700	4.23	13,624,000
(5.46 — 7.26)	104,926	4	.3 years	6.53	328,000	74,926	6.27	254,000
(7.27 — 9.08)	1,530,000	6	.8 years	8.13	2,345,000	824,000	8.13	1,263,000
(9.09 — 10.90)	77,000	8	.4 years	10.44	—	20,800	10.60	—
(10.91 — 12.71)	86,500	8	.2 years	11.47	—	20,050	11.41	—
(12.72 — 14.53)	95,000	8	.4 years	14.00	—	22,750	14.01	—
(14.54 — 16.34)	5,000	8	.3 years	16.11	—	1,000	16.11	—
(16.35 — 18.16)	65,000	7	.5 years	17.91	—	22,500	18.01	—

	4,761,126	4	.4 years	$6.11	$18,078,000	3,750,326	$5.30	$16,707,000

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $9.66 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and nine months ended October 1, 2006 was $0.0 million and $2.2 million, respectively. As of October 1, 2006, Lakes’ unrecognized share-based compensation related to stock options was approximately $3.9 million, which is expected to be recognized over a weighted-average period of 2.0 years.

The following table summarizes WPTE stock option activity through the three months and nine months ended October 1, 2006 and October 2, 2005:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized	—
Granted	109,500	—	1,080,000	5.18
Forfeited/cancelled/expired	(153,501)	—	(109,500)	10.07
Exercised	(105,000)	—	153,501	0.0049

Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42
Authorized	—
Granted	249,000	—	(249,000)	4.22
Forfeited/cancelled/expired	(15,333)	—	15,333	13.50
Exercised	—	—	—	—

Balance at October 1, 2006	2,187,333	1,043,167	1,114,334	$7.01

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2005
Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized	—
Granted	24,500	—	(24,500)	19.50
Forfeited/cancelled/expired	(32,000)	—	32,000	8.60
Exercised	(640,000)	—	—	0.0049

Balance at April 3, 2005	1,913,500	200,000	566,500	$6.27
Authorized	—
Granted	34,000	—	(34,000)	17.25
Forfeited/cancelled/expired	(31,500)	—	31,500	8.31
Exercised	(35,000)	—	—	0.0049

Balance at July 3, 2005	1,881,000	165,000	564,000	$6.55
Authorized	—
Granted	355,000	—	(355,000)	12.26
Forfeited/cancelled/expired	(90,000)	—	90,000	14.22
Exercised	(3,333)	—	—	8.00

Balance at October 2, 2005	2,142,667	611,667	299,000	$7.17

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of October 1, 2006:

	Options Outstanding				Options Exercisable
		Weighted-Avg.	Weighted-	Aggregate			Aggregate
Range of	Number	Remaining	Avg. Exercise	Intrinsic	Number	Weighted-	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Avg. Price	Value

$ 0.0049	225,000	5.40	$0.0049	$844,898	225,000	$0.0049	$844,898
$ 3.93 - 4.26	249,000	9.92	4.22	—	—	—	—
$ 5.18 - 9.92	1,458,833	8.20	7.59	—	758,334	8.05	—
$11.95 - 14.51	225,000	8.85	12.23	—	48,333	12.41	—
$15.05 - 19.50	29,500	8.83	15.54	—	11,500	15.79	—

	2,187,333	8.18	$7.01	$844,898	1,043,167	$6.60	$844,898

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $3.76 on September 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. As of October 1, 2006, the total number of “in-the-money” options exercisable was 225,000. The total intrinsic value of options exercised during the first nine months ended October 1, 2006 was $1.4 million.

For the nine months ended October 1, 2006, total compensation cost related to SFAS 123(R) was approximately $2.9 million As of October 1, 2006, total compensation cost related to non-vested share-based options not yet recognized was $5.6 million, which is expected to be recognized over the next 35 months on a weighted-average basis.

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

	Three Months	Nine Months
	Ended	Ended
	October 2, 2005	October 2, 2005
	(In thousands, except per
	share amounts)

Net loss as reported	$(7,042)	$(14,812)
Less: total share-based compensation expense — fair value method	(1,132)	(3,176)

Pro forma net loss	$(8,174)	$(17,988)

Net loss per share — basic and diluted
As reported	$(0.32)	$(0.66)

Pro forma	$(0.37)	$(0.81)

11.	Earnings (Loss) Per Share:

For all periods, basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding. For the three months and nine months ended October 1, 2006, diluted earnings per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Stock options of approximately 1.9 million and 2.1 million have not been included in diluted loss per share for the three months and nine months ended October 2, 2005, respectively, as the effect would have been anti-dilutive as a result of net losses incurred in those periods.

12.	Income Taxes:

Management has evaluated its ability to utilize deferred tax assets arising from net operating loss carry forwards, deferred tax assets and other ordinary items and determined that a valuation allowance was appropriate at October 1, 2006 and January 1, 2006. Management evaluated all evidence and determined net losses generated over the past three years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant taxable income from its long-term assets in Indian casino projects. Therefore, to the extent that management currently believes it is more likely than not that tax benefits will not be realized, the Company has recorded a valuation allowance against these items at October 1, 2006 and January 1, 2006.

The Company has recognized deferred tax assets related to capital losses incurred during 2001 through 2005. The realization of these benefits is dependant on the generation of capital gains. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $47.8 million as of November 3, 2006 based upon the closing stock price as reported by the Nasdaq Global Market of $3.83. Therefore, a sale of a portion or all of these shares would generate capital gains which could allow the Company to utilize the capital loss carryforwards. However, Lakes does not currently intend to sell shares of WPTE common stock and has determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006, since it may not be possible for the Company to generate sufficient capital gains during the remainder of 2006. Therefore, to the extent that management currently believes it is more likely than not that the tax benefits will not be realized, a valuation allowance has been recorded against this item as of October 1, 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The Company is currently under examination for income and franchise tax matters (Note 13).

13.	Commitments and Contingencies:

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

IRS tax audit

The Company is under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position, the Company may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. The Company originally carried back capital losses to offset the capital gain. If the Company is unsuccessful in sustaining its capital gain position, it could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $47.8 million as of November 3, 2006 based upon the closing stock price as reported by the Nasdaq Global Market of $3.83. However, Lakes does not currently intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, Lakes has recorded a liability related to this matter of approximately $2.6 million, including interest, due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

Grand Casinos, Inc. settlement

In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, the Company and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.” or “Harrah’s”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income was recorded as other income in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) in fiscal 2004. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Tribal commitments

The Company’s management, development, consulting and financing contracts with its tribal partners require the Company to provide financial support related to project development in the form of loans.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Tribal Casino Development Advances/Commitments
As of October 1, 2006

	Pre-Construction	Land Held for	Remaining
	Advances	Development	Commitment
	(In millions)

Jamul Tribe	$21.5	$6.7	$—
Shingle Springs Tribe	41.4	8.7	—
Pokagon Band	71.2	—	—
Iowa Tribe	1.6	0.7	—
Wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”)	5.2	—	—

In March 2006, the Jamul Tribe and Lakes entered into a development financing and services agreement (Note 8).

The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager of the casino and the casino is open and operational. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band in accordance with the management contract which is payable over 24 months, beginning when the casino opens.

Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase Lakes’ potential exposure in the event of a default by any of these tribes.

Unlawful Internet Gambling Enforcement Act

In October 2006, the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) was signed into law. Among other things, the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws. Management believes that the Act is unlikely to have a direct adverse effect on WPTE, since it has always maintained a policy of not accepting online wagers from patrons within the United States. The Act could potentially result in increased competition to secure online gaming customers outside the United States; however, the long-term impact, if any, on WPTE’s business cannot currently be determined.

Legal proceedings

El Dorado County, California litigation

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California (“Court”), seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living (“VRL”) and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Court, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

(“CalTrans”) prepared and filed the clarification addendum sought by the court. Prior to the Court’s determination of the adequacy of the clarification, El Dorado County and VRL appealed Judge Connelly’s ruling to the California Court of Appeals (“Appeals Court”) on all of the remaining issues.

A ruling with respect to the addendum was issued June 21, 2004 by the Court. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the Court’s earlier request for a clarification on meeting the state ambient ozone standard. The Court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the Court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover, such methodology appears necessary for the California Environmental Quality Act (“CEQA”) analysis of transportation projects throughout the state, including transportation projects for which respondents (“CalTrans”) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the Court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the Court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004 and the Court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling was separately appealed to the Appeals Court and an oral argument for these appeals and the appeals of El Dorado County and VRL was held before the Court on August 29, 2005.

In November 2005, the Appeals Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Appeals Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and VRL against the environmental impact report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Appeals Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Appeals Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Appeals Court decision to be depublished. CalTrans has complied with the Appeals Court and a supplemental EIR was issued in May 2006.

On September 28, 2006, the Shingle Springs Tribe and El Dorado County entered into a settlement agreement that requires the Shingle Springs Tribe to make voluntary mitigation payments to construct high occupancy vehicle (“HOV”) lanes on Highway 50, make payments for law enforcement services, collect and pay sales taxes on food and beverage revenues to El Dorado County, and contribute to the El Dorado County general fund. In return, El Dorado County agreed to request that the Federal Court dismiss with prejudice the El Dorado County’s current Federal law suit and join and support the Shingle Springs Tribe in the state lawsuit. Additionally, El Dorado County agreed to support the Shingle Springs Tribe’s efforts to obtain a new compact with the State of California, not to oppose in any way the anticipated Tribal EIR required by the new compact, work with the El Dorado Local Agency Formation Commission (“LAFCO”) to remove potential regulatory impediments and support the Shingle Springs Tribe obtaining domestic water services and future sewer treatment services from the El Dorado Irrigation District.

On November 3, 2006, the Court issued its decision upholding the Supplemental Environmental Impact Report (“SEIR”) pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and the Company. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence.

The Company has not recorded any liability for this matter as management currently believes that the Court’s and Appeals Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon the Company’s consolidated financial statements.

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

WPTE litigation

On July 19, 2006, WPTE became a defendant in an action alleging, among other things, that its business practice requiring players to execute certain participant releases in connection with certain tournaments violate antitrust laws. WPTE intends to vigorously defend its practice and, although unable at this time to estimate any minimum losses, if any, in connection with this matter, based on information now available, WPTE does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

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

14.	Segment Information:

Lakes’ principal business is the development and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. Substantially all of Lakes’ and WPTE’s operations are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, Lakes’ corporate office building and construction in progress related to a Company-owned casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	Casino	WPT	Corporate and	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of October 1, 2006	$225.3	$51.4	$76.4	$353.1
Total assets as of January 1, 2006	$155.2	$46.3	$29.1	$230.6
For the three months ended October 1, 2006
Revenue	$—	$5.9	$—	$5.9
Earnings (loss) from operations	5.6	(0.4)	(4.3)	0.9
Depreciation and amortization expense	—	0.1	0.2	0.3
For the three months ended October 2, 2005
Revenue	$—	$2.1	$—	$2.1
Loss from operations	1.9	(1.8)	(7.8)	(7.7)
Depreciation and amortization expense	—	0.1	—	0.1
For the nine months ended October 1, 2006
Revenue	$0.3	$23.4	$0.1	$23.8
Earnings (loss) from operations	38.1	1.0	(12.4)	26.7
Depreciation and amortization expense	—	0.2	0.7	0.9
For the nine months ended October 2, 2005
Revenue	$—	$12.8	$—	$12.8
Earnings (loss) from operations	5.6	(4.3)	(17.6)	(16.3)
Depreciation and amortization expense	—	0.1	0.2	0.3

15.	Financial Instruments:

Lakes’ interest rate swap agreement

From time to time the Company may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.

On August 9, 2006 Lakes entered into an interest rate swap as required by the Credit Agreement (Note 5), effective on June 22, 2006, that converted the floating rate interest related to an aggregate of $105 million under the Credit Agreement to a fixed obligation. The interest rate swap for $105 million of notional value, carries a fixed interest rate of 11.9% per annum (including a 6.25% applicable margin) for a term of 18 months. Under the terms and conditions of the Credit Agreement, Lakes is required to maintain an interest rate swap agreement for a notional value of at least 50% of the credit facility after the initial 18 month interest rate swap agreement. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in future interest payments of the floating rate debt obligation for both tax and accounting purposes. The interest rate swap has interest payment dates that are the same as the Credit Agreement.

Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive earnings (loss) and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of October 1, 2006, the net earnings impact is zero, and the fair market value of the interest rate

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

swap of approximately $0.6 million is included as a long-term liability in the unaudited condensed consolidated balance sheet, with a corresponding offset in accumulated other comprehensive earnings (loss).

As of October 1, 2006, Lakes tested the interest rate swap for hedge effectiveness using the hypothetical derivative method. Based upon both the retrospective and prospective testing Lakes expects the cash flow hedge to be highly effective, and no amounts have been recorded in earnings for ineffectiveness. Management will continue to test for hedge effectiveness on at least a quarterly basis.

16.	Subsequent Events:

On November 3, 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and the Company. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence.

Prior to the Court issuing its decision, the Company’s financial statements for the nine months ended October 1, 2006 had been issued in conjunction with the Company’s earnings release based upon information made available to management at that time. Accordingly, the accompanying financial statements have not been adjusted for the potential effects of this decision, which will likely include an increase in the estimated probability of opening the project with the Shingle Springs Tribe. Had the Court’s decision been available prior to the issuance of the Company’s financial statements, it is likely that the expected increase in probability would have resulted in an increase in the estimated fair value of the Shingle Springs notes receivable and additional unrealized gains and net income for the third quarter of fiscal 2006. However, there can be no assurance that the Court’s decision, when combined with the other key assumptions used to calculate the estimated fair value of the notes receivable, which will be further evaluated by management for the fourth quarter, will result in an overall increase in the estimated fair value of the related notes receivable as of December 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development (which includes certain financing requirements) and management agreements with two separate tribes for one new casino development project in Michigan, one in California, and with two separate tribes in Oklahoma for five various casino projects. We have agreements with a second tribe in California to develop and finance a new casino project. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of October 1, 2006, we owned approximately 61% of WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the licensing and sale of branded products and the sale of corporate sponsorships. Our unaudited condensed consolidated financial statements include the results of operations of WPTE, and in recent periods, our revenues have been derived from WPTE’s business.

WPTE creates branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE’s World Poker Tour®, or WPT, television series, based on a series of high-stakes poker tournaments, airs in the U.S. on the Travel Channel and in more than 150 territories globally. WPTE has four operating units:

WPT Studios, WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for approximately 75% of total revenue. WPTE licenses the WPT series to The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement. WPTE also has license agreements for the distribution of WPTE’s World Poker Tour episodes in over 150 territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, WPTE signed a license agreement with TRV to telecast WPTE’s new Professional Poker Tourtm, or PPT, series, which began airing in the third quarter of 2006. WPTE also collects annual host fees from member casinos that host World Poker Tour events (WPTE’s member casinos).

WPTE has entered into a series of agreements with TRV for the United States distribution of the World Poker Tour® television series (the “WPT Agreements”). Since WPTE’s inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of WPTE’s total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the United States for four years (three years for the episodes in Season One). WPTE has produced four complete seasons of the World Poker Tour series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license Seasons Six and Seven.

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

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option For	(including	Production Period and Delivery
Tour Season	Season	specials)	of Episodes to TRV	Initial Telecast of Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007 (expected)	August 2006 — August 2007 (expected)

In January 2006, WPTE entered into an agreement with TRV for the U.S. distribution of Season One of the PPT television series. Similar to the WPT Agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the U.S. for four years. Under WPTE’s agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). In accordance with WPTE’s accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, WPTE expensed approximately $0.7 million and $3.6 million of production expenses related to the Professional Poker Tourtm during fiscal 2004 and fiscal 2005, respectively. With the execution of the PPT agreement in the first quarter of 2006, WPTE began capitalizing additional expenses associated with the production of the PPT series that are now being expensed as the Season One episodes are delivered to the Travel Channel. During the first nine months of 2006, WPTE delivered nineteen episodes of Season One of the PPT series, resulting in revenue of $5.7 million and cost of revenues of $1.7 million.

On May 1, 2006, TRV notified WPTE that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT. The PPT’s first season, which includes 24 two-hour episodes, has already been filmed and began to air on TRV in July 2006. WPTE is attempting to find a new broadcast partner for the PPT going forward.

Further, under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources after specified minimum amounts are met. For the three months and nine months ended July 2, 2006, WPTE recognized $0.2 million and $0.5 million, respectively, of Travel Channel participation expense that was recorded in cost of revenues.

WPT Consumer Products, WPTE’s branded consumer products division, generates revenues principally from royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including US Playing Card, Hands-On Mobile, and MDI. WPTE also has a number of licensees that are developing new licensed products including electronic, casino-based, poker related gaming machines from International Game Technology, and interactive television games from Pixel Play.

WPT Corporate Alliances, WPTE sponsorship and event management division, generates revenue from corporate sponsorship and management of televised and live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues from its sponsorship of Seasons Two, Three and Four of the World Poker Tour series on TRV. During the third quarter of 2006, WPTE completed an agreement with Anheuser-Busch to continue its sponsorship for Season Five of the World Poker Tour. During the second quarter of 2006, WPTE finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Seasons Five and Season Six of the World Poker Tour. WPTE will recognize revenues from this agreement when the programs are broadcast beginning in 2007.

WPT Online Gaming, WPTE’s online poker and casino gaming division, generates revenue from WPTE’s agreement with WagerWorks, Inc. (“WagerWorks”) pursuant to which in January 2005, WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, WPTonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the license to WagerWorks of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access WPTonline.com via the World Wide Web, the website does not permit bets to be made from players in the U.S. and other restricted jurisdictions. WPTonline.com generated approximately $2.6 million in revenues, which are presented gross of WagerWorks costs, for the nine months ended October 1, 2006, compared to costs of revenues of approximately $1.4 million.

In 2006, WPTE decided to develop software for an online poker room. On June 21, 2006, WPTE entered into and executed a Source Code License and Service Agreement, effective as of June 16, 2006 (the “CyberArts Agreement”) with CyberArts Licensing, LLC (“CyberArts”), pursuant to which CyberArts granted WPTE a perpetual, nonexclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools (the “Software”) for the development of WPTE’s own online poker room. WPTE paid CyberArts a one-time license fee of $1.3 million for the Software upon the execution of the Agreement, which is included in property and equipment and will be amortized on a straight-line basis over 36 months, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the Software. During the term of the CyberArts Agreement, WPTE is obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the Agreement. WPTE also has the right to purchase the source code for the Software at any time during the term of the CyberArts Agreement for an additional $2.7 million. The CyberArts agreement enables WPTE to develop, manage, market and handle customer service for the online poker business from WPTE’s own international headquarters.

On July 10, 2006, WPTE amended its agreement with WagerWorks to permit WPTE to (i) own and operate an online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by 3G Scene Limited. In addition, the Amendment specified a termination date for WagerWorks’ operation of WPTE’s online poker room (the “Poker Room”) on the earlier to occur of (i) August 1, 2007, (ii) thirty (30) days following WPTE’s request to terminate operation of the Poker Room, or (iii) sixty (60) days following WagerWorks’ notice that it will terminate its operation of the Poker Room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the Poker Room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by WPTE to the operation of WPTE’s online poker room. Also, all terms associated with the online casino that are contained within the original agreement will remain the same.

On July 12, 2006, WPTE entered into and executed a licensing agreement with 3G Scene Limited, whereby 3G Scene was granted a non-exclusive license to use the World Poker Tour brand in conjunction with the promotion of its real-money mobile gaming applications. Pursuant to the agreement, 3G Scene will offer real-money mobile games solely in jurisdictions where such gaming is not prohibited. In consideration for the license, WPTE shall be entitled to 50% of net revenues involving WPTE-related applications. In a separate agreement entered into on July 26, 2006, WPTE acquired an approximate 10% ownership interest in 3G Scene for approximately $2.9 million.

In October 2006, the Unlawful Internet Gambling Act of 2006 (the “Act”) was signed into law. Among other things, the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws. WPTE believes that the Act is unlikely to have a direct adverse effect on WPTE’s day-to-day operations, since WPTE has always maintained a policy of not taking online wagers from patrons within the United States of America. The Act could potentially result in increased competition to secure online gaming customers outside the United States of America; however, the long-term impact, if any, on WPTE’s business cannot currently be determined.

Financial Overview

In the three months and nine months ended October 1, 2006 and in the three months and nine months ended October 2, 2005, substantially all of our consolidated revenues were derived from the WPTE business, mainly from license fees for domestic and international telecast of World Poker Tour television episodes and product licensing fees associated with the World Poker Tour brand and logo. Domestic telecast license fees have depended on the number of episodes delivered in a particular period. Revenues from other parts of the WPTE business are relatively small but continue to grow.

Results of Operations

Three Months Ended October 1, 2006 Compared to the Three Months Ended October 2, 2005

Revenues

Total revenues increased by $3.8 million during the third quarter ended October 1, 2006 compared to the third quarter ended October 2, 2005. Domestic television licensee fees increased $2.7 million in the third quarter of 2006 compared to the 2005 period. The increase was primarily a result of the delivery of nine episodes of Season One of the PPT television series in the third quarter versus no episodes of the PPT delivered in the 2005 period. Online gaming, sponsorship and international television license revenues also increased $1.1 million in the third quarter of 2006 compared to the 2005 period, primarily due to an increase of $0.7 million from online gaming revenue during 2006, as WPTE had higher levels of player activity versus the prior year period. International television licensing revenues increased by $0.2 million as a result of additional distribution agreements for Season Four of the WPT and Season One of the PPT. Product licensing revenues decreased approximately $0.1 million in the third quarter of 2006 compared to the 2005 period. The decrease was primarily due to lower revenues from Jakks Pacific and Radica Games, partially offset by increased mobile gaming sales from Hands-on-Mobile (formerly Mforma).

Costs and expenses

Production costs increased by approximately $1.2 million in the third quarter of 2006 compared to the 2005 period. The increase was primarily the result of an increase in online gaming costs of $0.5 million as the 2006 period had higher levels of player activity versus the 2005 period, increasing the amount of the fees paid to the service provider, which are based on a percentage of gross revenues. Further, an amendment of the agreement with the service provider, effective in July 2006, significantly increased the percentage of revenues paid to that party, which contributed to the increase. In addition, an increase of $0.4 million was the result of the delivery in the third quarter of 2006 of nine episodes of the PPT television series versus no episodes being delivered in the 2005 period. Overall gross margins were 70% in the third quarter of 2006 compared to 74% in the third quarter of 2005. Domestic television licensing margins were 73% in the third quarter of 2006 compared to 52% in the same period in 2005. This increase was primarily due to lower recognized PPT production costs, as WPTE began capitalizing these costs upon reaching a distribution agreement with the Travel Channel in the first quarter of 2006, versus previously expensing them during 2005. The overall higher margin in the prior year period was due to a larger margin contribution from the consumer products, international television and sponsorship divisions.

Selling, general and administrative expenses.

Selling, general and administrative expenses increased approximately $1.8 million in the third quarter of 2006 compared to the 2005 period. This increase was primarily due to the adoption of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. For the three months ended October 1, 2006, share-based compensation expense recognized under SFAS 123(R) related to employee and director stock options was approximately $1.3 million, of which approximately $0.6 million related to WPTE and $0.7 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the three months ended October 2, 2005, pursuant to the accounting guidance in effect during that time period. The remaining increase in selling, general and administrative expenses in the third quarter of 2006 as compared to the same period of 2005 was due primarily to increased headcount and legal fees associated with development, growth and regulatory compliance costs.

Net unrealized gains on notes receivable

Net unrealized gains on notes receivable were $5.8 million for the third quarter ended October 1, 2006, compared to net unrealized losses on notes receivable of $2.1 million for the third quarter ended October 2, 2005. Net unrealized gains (losses) on notes receivables relate to the adjustment to estimated fair value of our notes receivable from Indian tribes. These fair value estimates are calculated based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Critical Accounting Policies and Estimates — Accounting for long-term assets related to Indian casino projects.” Of the $5.8 million in net unrealized gains on notes receivable during the third quarter of 2006, $2.6 million related to the casino development project with the Shingle Springs Tribe. This increase was due to favorable events occurring during the third quarter of 2006, which increased the estimated probability of opening for this project. Specifically, during September of 2006, the Shingle Springs Tribe reached an agreement with El Dorado County that will provide El Dorado County with certain funding from the planned Shingle Springs Tribe casino operations. El Dorado County also agreed to seek dismissal of all of its existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe interchange and casino projects.

The remainder of the net unrealized gains during the three months ended October 1, 2006, related primarily to increases in fair value of notes receivable related to the casino development projects with the Jamul Tribe and the Pokagon Band.

During the third quarter of 2005, net unrealized losses on notes receivable related primarily to the Kickapoo Tribe project. The Kickapoo Tribe and Lakes terminated their business relationship during 2005 which resulted in an unrealized loss on notes receivable of $4.1 million during the three months ended October 2, 2005. This loss was partially offset by net unrealized gains associated with the Pokagon Band and Jamul Tribe projects during the third quarter of 2005.

Other income (expense)

During the third quarter of 2006, WPTE recognized $4.5 million in gain on sale of investment relating to the sale of its remaining stock in PokerTek. This was partially offset by interest expense incurred on our long-term debt.

Income Taxes

The provision for income taxes was $2.2 million and $0.4 million for the third quarter ended October 1, 2006 and October 2, 2005, respectively. In the current year period, the provision consisted of $0.3 million related to Lakes and $1.9 million related to WPTE. In the prior year period, the provision consisted of $0.4 million related to Lakes. Lakes’ provision consists primarily of interest accruals on the Louisiana and IRS tax matters for the third quarter ended October 1, 2006 and the comparable year prior period. WPTE’s provision for income taxes is due to positive taxable income that WPTE expects to generate during 2006, primarily from the sale of its interest in PokerTek, which will likely exceed WPTE’s net operating loss carryforward from 2005. A valuation allowance was previously recorded by WPTE for the net deferred tax asset related to WPTE’s 2005 net operating loss carryforward. Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes, we have evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts, net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items. Based upon our evaluation of all evidence, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Negative evidence considered includes net losses generated over the past four years, which we believe outweighs the current positive evidence regarding our ability to generate significant income from our long-term assets related to Indian casino projects.

Minority interest

The minority interest in WPTE’s earnings (loss) was approximately $1.0 million and $(0.6) million for the quarters ended October 1, 2006 and October 2, 2005, respectively. WPTE’s net earnings (losses) were $2.7 million and ($1.6) million for the quarters ended October 1, 2006 and October 2, 2005, respectively.

Nine Months Ended October 1, 2006 Compared to the Nine Months Ended October 2, 2005

Revenues

Total revenues increased by $10.9 million during the nine months ended October 1, 2006 compared to the nine months ended October 2, 2005. Domestic television licensee fees increased $7.5 million in the first nine months of 2006 compared to the 2005 period. The increase was primarily due to the delivery of 19 episodes of Season One of the PPT television series in the first nine months versus no episodes of the PPT delivered in the 2005 period, combined with the delivery of 16 episodes of Season Four and one episode of Season Five of the WPT television series (17 total episodes) versus the delivery of 13 episodes of Season Three and one episode of Season Four (14 total episodes) in the 2005 period. International television license fees increased $0.7 million due to more distribution agreements in place during the first nine months of 2006 compared to the 2005 period. Specifically, WPTE has expanded into additional territories and now have international distribution agreements for WPT Seasons One, Two, Three and Four. Online gaming, host fees and sponsorship revenues also increased $3.1 million in the first nine months of 2006 compared to the 2005 period, of which $2.5 million is due to increased online gaming revenues, as WPTE had higher levels of player activity during the first nine months of 2006 compared to the 2005 period, as well as increased sponsorship fees for Season Four versus Season Three. Product licensing revenues decreased $0.7 million in the first nine months of 2006 compared to the 2005 period. The decrease was primarily due to lower revenues from US Playing Cards, Jakks Pacific and WPTE’s lottery game partner, MDI. The decreases were a result of lower demand for chip sets and plug and play games in the consumer marketplace. The decreased revenues were partially offset by increased mobile gaming sales from Hands-On Mobile (formerly Mforma).

Costs and expenses

Production costs increased by approximately $0.2 million in the first nine months of 2006 compared to the 2005 period. The increase was primarily a result of an increase in online gaming costs of $1.3 million as the 2006 period had higher levels of player activity versus the 2005 period. The increased player activity generates greater revenues, which increases the level of WagerWorks’ share of such revenues, increasing the amount of fees paid to the service provider, which are based on a percentage of gross revenues. In addition, production costs increased $0.3 million as a result of the delivery in the first nine months of 16 episodes of Season Four and one episode of Season Five of the WPT television series (17 total episodes) versus the delivery of 13 episodes of Season Three and one episode of Season Four (14 total episodes) in the 2005 period. The increased costs were offset by lower PPT production costs of $1.5 million, as WPTE began capitalizing these costs in the first quarter of 2006 versus previously expensing them in 2005 since no distribution deal had been reached. Overall gross margins were 64% in the first nine months of 2006 compared to 37% in the first nine months of 2005. Domestic television licensing margins were 55% in the first nine months compared to negative 21% in the 2005 period, with the increase primarily due to the recognition of a larger portion of PPT production costs in 2005, since no distribution deal had been reached during the early stages of production, combined with increased PPT revenues as a result of the delivery of 19 episodes versus no episodes being delivered in the 2005 period. In addition, increased revenues from online gaming, sponsorship fees, and international distribution license fees helped contribute to the favorable gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased approximately $6.4 million in the first nine months of 2006 compared to the 2005 period. This increase was primarily due to the adoption of SFAS 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. For the first nine months ended October 1, 2006, share-based compensation expense recognized under SFAS 123(R) related to employee and director stock options was approximately $5.0 million, of which approximately $2.9 million related to WPTE and $2.1 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during the nine months ended October 2, 2005, pursuant to the accounting guidance in effect during that time period. The remaining increase in selling, general and administrative expenses in the first nine months of 2006 as compared to the same period of 2005 was due primarily to increased headcount and legal fees associated with development, growth and regulatory compliance costs.

Net unrealized gains on notes receivable

Net unrealized gains on notes receivable were $38.9 million for the nine months ended October 1, 2006 and net unrealized losses on notes receivable were $0.2 million for the nine months ended October 2, 2005, respectively. Net unrealized gains (losses) relate to the adjustment to estimated fair value of our notes receivable from Indian tribes. These fair value estimates are calculated based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Critical Accounting Policies and Estimates — Accounting for long-term assets related to Indian casino projects.” Net unrealized gains for the nine months ended October 1, 2006 primarily related to the notes receivable from the Pokagon Band, the Jamul Tribe, and the Shingle Springs Tribe.

The net unrealized gains associated with the Pokagon Band notes are primarily related to increased probability of opening the casino development project in New Buffalo, Michigan, which is currently under construction and is on schedule, along with a retroactive interest rate adjustment on our notes receivable, triggered by the closing of third-party financing by the Pokagon Band during the second quarter of fiscal 2006. The retroactive interest rate adjustment required the recalculation of interest cost as if a fixed rate had been in effect for the entire period the loans were outstanding. The interest rate used in this calculation is prime rate plus one percentage point as of June 22, 2006 (approximately 9.0%).

The net unrealized gains associated with the Jamul Tribe primarily related to increased probability of opening the casino development project near San Diego, California as well as the increased interest rate charged on the notes with the Jamul Tribe as a result of the new development financing and services agreement entered into on March 30, 2006 with the Jamul Tribe.

The net unrealized gains associated with the Shingle Springs Tribe primarily related to increased probability of opening the casino development project due to a favorable agreement between the Shingle Springs Tribe and El Dorado County, in which El Dorado County has agreed to seek dismissal of all existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe’s casino project.

In addition, the Kickapoo Tribe terminated their business relationship with us during fiscal 2005, which resulted in an unrealized loss on notes receivable of $5.9 million, which was partially offset in fiscal 2006 by approximately $5.4 million of notes receivable repayment and liability releases received from various vendors in the settlement with the Kickapoo Tribe (see following discussion under — “Liquidity and Capital Resources”).

Other income (expense)

During the second quarter of fiscal 2006, we refinanced substantially all of our long-term debt. As a result of the PLKS debt repayment, the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were written off, resulting in a loss on extinguishment of debt of approximately $6.8 million. This loss was offset by a $10.2 million realized gain on sale of investments by WPTE in the first nine months of 2006, relating to the sale of WPTE’s stock in PokerTek.

Income Taxes

The provision for income taxes was $8.7 million and $1.1 million for the nine months ended October 1, 2006 and October 2, 2005, respectively. In the current year period, the provision consisted of $5.2 million related to Lakes and $3.5 million related to WPTE. Lakes’ provision includes approximately $2.0 million related to the IRS tax matter (see below) and $2.0 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe. The remainder of Lakes’ provision consists of interest on the Louisiana tax matter in the approximate amount of $0.9 million, as well as the reversal of a capital loss item (see discussion below) in the amount of $0.3 million which may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient gains to offset it against. The prior year period provision related to interest accruals for the period on the Louisiana and IRS tax matters. WPTE’s provision for income taxes is due to positive taxable income that WPTE expects to generate which will exceed WPTE’s operating loss carryforward from 2005. A valuation allowance was previously recorded by WPTE for the net deferred tax asset related to WPTE’s 2005 net operating loss carryforward. Additionally, in accordance with SFAS No. 109, we have evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts, net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items. Based upon our evaluation of all evidence, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Negative evidence considered includes net losses generated over the past four years, which we believe outweighs the current positive evidence regarding our ability to generate significant income from our long-term assets related to Indian casino projects.

We have recorded deferred tax assets related to capital losses incurred during 2001 through 2005. The realization of these benefits is dependent on the generation of capital gains. We have determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient capital gains during 2006 that could be used to offset this loss item. Therefore, to the extent that management currently believes it is more likely than not that tax benefits will not be realized, a valuation allowance has also been recorded against this item as of October 1, 2006.

We are under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If we are unsuccessful in sustaining our position, we may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. We originally carried back capital losses to offset the capital gain. If we are unsuccessful in sustaining our capital gain position, we could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. We own approximately 12.5 million shares of WPTE common stock valued at approximately $47.8 million as of November 3, 2006 based upon the closing stock price as reported by the Nasdaq Global Market of $3.83. However, we do not currently intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, we have recorded a liability related to this matter of approximately $2.6 million, including interest, due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

Minority interest

The minority interest portion of WPTE’s earnings (loss) was approximately $3.4 million and $(1.3) million for the nine months ended October 1, 2006 and October 2, 2005, respectively. WPTE’s net earnings (losses) were $8.8 million and $(3.6) million for the nine months ended October 1, 2006 and October 2, 2005, respectively.

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

At October 1, 2006, our unaudited condensed consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of $75.8 million, comprised of our cash of $1.1 million, our short-term investments of $34.9 million, WPTE cash of $9.0 million and WPTE short-term investments of $30.8 million. WPTE cash and short-term investments will not be used in our business. Additionally, we established a restricted cash interest reserve of approximately $15.9 million required by the Credit Agreement, which is held in an escrow account at BofA. These funds are held in trust for the sole purpose of paying the interest payments due over the next 18 months on amounts advanced under the Credit Agreement; however, we are entitled to the interest earnings on our restricted cash balances and any interest earned on restricted cash is included in cash and cash equivalents.

In April 2006, we entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, we recorded a loss of approximately $6.3 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us to the Kickapoo Tribe. We and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain as current liabilities on our financial statements, and once we receive full releases for any liability thereto. During the first nine months of fiscal 2006 we received releases from vendors totaling approximately $2.8 million that have been recorded as unrealized gains. As a result of the $2.6 million payment, we revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and an unrealized gain of that amount was recognized in the first quarter of 2006. During the second quarter of fiscal 2006, the $2.6 million payment was applied to the note. Therefore, there is no remaining value associated with the note receivable from the Kickapoo Tribe as of October 1, 2006. The land transfer and remaining release of liabilities will be recognized in the period they occur. As of October 1, 2006, approximately $0.9 million of liabilities subject to the Settlement Agreement remain. We will not recognize further gains unless and until the remaining release is received from the vendor. However, we do not know or have an estimate of when or if this will occur.

Also during the first quarter ended April 2, 2006, we settled a short-swing profit matter, which resulted in a payment to us of approximately $2.8 million, which was recorded as an increase in equity and did not impact our earnings.

Our agreements with our tribal partners require that we provide certain financing for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. Approximately $10.9 million of the loans due from the Pokagon Band was used by the Pokagon Band to purchase the project site. Our first deed of trust against this property was relinquished when the Bureau of Indian Affairs (“BIA”) placed the land into trust in January 2006.

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

Following is a table summarizing remaining contractual obligations as of October 1, 2006 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Remaining Casino Development Commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	—	—	—	—	—
Pawnee Nation of Oklahoma (“Pawnee Nation”) — Travel Plaza(5)	—	—	—	—	—
Iowa Tribe — Ioway Project(6)	—	—	—	—	—
Operating leases(7)	1.3	0.8	0.5	—	—
BofA financing facility(8)	105.0	—	—	105.0	—
WPTE operating leases(9)	4.1	0.8	1.7	1.6	—

	$110.4	$1.6	$2.2	$106.6	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at October 1, 2006.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the project. There can be no assurance that third party financing will be available. If we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned. This agreement will help assist the Jamul Tribe in developing a casino with related amenities/services (“Jamul Casino”) on its existing six-acre reservation which the Jamul Tribe will manage. We will receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the funds necessary plus 5%. Amounts previously advanced by us to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

(3)	We may increase our commitment to the Shingle Springs Tribe by up to $10.0 million, subject to amendment of the development loan agreement and approval by the NIGC, which is currently in progress.

(4)	We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months.

(5)	Lakes made a commitment of $1.0 million to the Pawnee Nation related to the Travel Plaza project based upon an approved budget. In addition to the information in the above table, we have been advancing funds to the Pawnee Nation related to the Chilocco project. The funding amount is based upon an approved budget, yet to be finalized. Additional amounts are expected to be advanced to the Pawnee Nation for the new casino project and Travel Plaza project based upon an approved budget yet to be finalized.

(6)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(7)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(8)	On June 22, 2006, we closed on a $105 million financing facility. Any funds drawn on the facility bear interest at the rate of LIBOR plus 6.25% per annum, interest payable in arrears quarterly, and are due and payable in full on the fourth anniversary of the closing date.

(9)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five year lease term. The amounts set forth in the table above assumes monthly lease payments through June 2011.

We have incurred cumulative development and land development costs of approximately $6.3 million and $1.7 million, respectively, relating to our non-Indian casino that we are developing in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We are working toward obtaining all necessary approvals to move forward with this project. We do not expect to have access to the capital necessary to make this a viable project for us until such time that one of our other casino projects is open and therefore, this is now planned to be a 2007 project.

Our unrestricted cash balance and short-term investments, excluding WPTE cash and short-term investments, was approximately $36 million as of October 1, 2006. Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs. While the funds provided by the $105 million credit agreement with BofA allow us to move forward with our various casino development projects, we anticipate that we will incur additional pre-construction costs which will require us to obtain additional sources of financing during fiscal 2007 to meet our operational and development needs. Therefore, we will explore additional financing alternatives as needed.

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

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our unaudited condensed consolidated financial statements which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs, income taxes, share-based compensation and derivative financial instruments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In accordance with the terms of the WPT and PPT agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

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

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues. Since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer charge backs as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Travel Channel (“TRV”) participation:  WPTE accounts for royalty payments to TRV in accordance with the WPTE and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand. WPTE records these amounts in production costs as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs:  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships because WPTE has insufficient operating history to enable such anticipation. In January 2006, WPTE signed an agreement for the PPT with

Discovery Communications, Inc, the parent company of the Travel Channel, therefore, PPT television costs began capitalization during the first quarter of fiscal 2006 and are expensed as episodes are delivered to the Travel Channel. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by the Travel Channel of the completed episode. WPTE management estimates that 64% of the $1.4 million in capitalized deferred television costs at October 1, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2006.

Investments:  In March 2006, WPTE sold 630,000 common shares of its then 12% interest in PokerTek at $9.03 per share, resulting in net cash proceeds of approximately $5.7 million. As a result of the sale, WPTE realized a gain of approximately $5.7 million in the first quarter of fiscal 2006. In September 2006, WPTE sold its remaining equity interest in PokerTek consisting of 450,000 shares at $10.11 per share that generated net cash proceeds of, and resulted in a realized gain of approximately $4.5 million in the third quarter of fiscal 2006.

On July 31, 2006, WPTE acquired a 10% ownership interest in 3G Scene for approximately $2.9 million. 3G Scene designs and operates software and other products the enable it or its licensees to offer gaming services to customers via mobile devices. Since WPTE has less than a 20% ownership interest and does not have the ability to exercise significant influence over 3G Scene, this investment is accounted for under the cost method and will be reviewed at least quarterly by management for declines in fair value that may be determined to be other-than-temporary, in accordance with EITF 03-1.

Share-Based Compensation Expense:  On January 2, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS 123(R) and we have applied certain provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss). SFAS 123(R) supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). As permitted by SFAS 123, we measured compensation cost for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our unaudited condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $1.3 million and $5.0 million for the three months and nine months ended October 1, 2006, respectively and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during the three months and nine months ended October 2, 2005.

Upon adoption of SFAS 123(R), we continued the use of the Black-Scholes option pricing method that we had used to establish fair value of options granted prior to January 2, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

In November 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides a simplified alternative method to calculate the beginning pool of excess tax benefits against which excess future deferred tax assets (that result when the compensation cost recognized for an award exceeds the ultimate tax deduction) could be written off under SFAS 123(R). The guidance in FSP 123R-3 was effective on November 10, 2005, and we may make a one-time election to adopt the transition method described in FSP 123R-3 before the end of our fiscal year ending December 31, 2006. We are currently evaluating the available transition alternatives of FSP 123R-3.

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

Changes in the fair value of the instrument are reflected in accumulated other comprehensive earnings (loss) until the hedged item is recognized in earnings. Changes in fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.

As of October 1, 2006, we tested the interest rate swap for hedge effectiveness using the hypothetical derivative method. Based upon both the retrospective and prospective testing we expect the cash flow hedge to be highly effective. No amounts were recorded in earnings for ineffectiveness. Management will continue to test for hedge effectiveness on at least a quarterly basis.

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

Intangible assets related to Indian casino projects:

Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we will amortize the intangible assets related to the acquisition of the management, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties. During the nine months ended October 1, 2006 and October 2, 2005, impairment of intangible assets related to Indian casino projects were approximately $0.0 million and $0.1 million, respectively.

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

As of October 1, 2006 and January 1, 2006, the consolidated balance sheets include long-term assets related to Indian casino projects of $224.9 million and $152.8 million, respectively, primarily related to three separate projects. The amounts are as follows by project (in thousands):

	October 1, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$84,218	$33,776	$25,228	$5,999	$149,221
Intangible assets related to Indian casino projects	23,573	20,158	8,623	1,709	54,063
Land held for development	—	8,712	6,679	1,340	16,731
Other	60	1,462	2,462	872	4,856

	$107,851	$64,108	$42,992	$9,920	$224,871

	January 1, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to Indian casino projects	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	839	3,360

	$62,477	$55,741	$28,300	$6,240	$152,758

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Pokagon Band:

	As of October 1, 2006	As of January 1, 2006

Face value of note (principal and interest)	$100,352	$61,827
	($71,176 principal and $29,176 interest)	($46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted-average of three scenarios)	13 months	32 months
Projected interest rate until casino opens	9.0%	8.2%
Projected interest rate during the loan repayment term	9.0%	8.2%
Discount rate	15%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

Shingle Springs Tribe:

	As of October 1, 2006		As of January 1, 2006

Face value of note (principal and interest)	$53,640		$46,446
	($41,423 principal and $12,217 interest	)	($37,905 principal and $8,541 interest	)
Estimated months until casino opens (weighted-average of three scenarios)	36 months		37 months
Projected interest rate until casino opens	9.86%		9.2%
Projected interest rate during the loan repayment term	9.78%		9.1%
Discount rate	15%		15%
Projected repayment terms of note*	24 months		24 months
Probability rate of casino opening (weighting of four scenarios)	75%		70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe (Note 8):

	As of October 1, 2006		As of January 1, 2006

Face value of note (principal and interest)	$28,606		$21,247
	$(21,496 principal and $7,110 interest	)	$(16,858 principal and $4,389 interest	)
Estimated months until casino opens (weighted-average of three scenarios)	34 months		34 months
Projected interest rate until casino opens	17.0%		9.2%
Projected interest rate during the loan repayment term	17.0%		9.2%
Discount rate	17.5%		15%
Projected repayment terms of note*	24 months		84 months
Probability rate of casino opening (weighting of four scenarios)	85%		80%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

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

	October 1, 2006
	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Pokagon	$84,218	$79,976	$80,114	$76,080	$85,066	$88,532	$89,424
Shingle Springs	$33,776	$29,246	$32,393	$28,046	$36,042	$35,218	$37,580
Jamul	$25,228	$23,756	$25,417	$23,934	$26,699	$25,040	$26,500

	$143,222	$132,978	$137,924	$128,060	$147,807	$148,790	$153,504

	January 1, 2006
	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Pokagon	$44,028	$41,751	$41,591	$39,449	$46,305	$46,620	$49,040
Shingle Springs	$26,550	$24,633	$25,187	$23,367	$28,467	$27,985	$30,005
Jamul	$12,957	$12,176	$12,322	$11,581	$13,739	$13,626	$14,450

	$83,535	$78,560	$79,100	$74,397	$88,511	$88,231	$93,495

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

The following table represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of October 1, 2006 and January 1, 2006. The notes receivable are carried on the condensed consolidated balance sheets at October 1, 2006 and January 1, 2006 at their estimated fair values of $149.2 million and $87.1 million, respectively.

	Balance at October 1, 2006
		Shingle
	Pokagon	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$47,070	$41,423	$20,546	$6,302	$115,341
Note receivable, non-gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b),(c)	10,930	—	950	776	12,656

	$71,176	$41,423	$21,496	$7,078	$141,173

	Balance at January 1, 2006
		Shingle
	Pokagon	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$22,344	$37,905	$15,908	$3,904	$80,061
Note receivable, non-gaming land(b)	13,176	—	—	—	13,176
Note receivable, land(b),(c)	10,925	—	950	570	12,445

	$46,445	$37,905	$16,858	$4,474	$105,682

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project. With respect to the Pokagon Casino project, a portion of the land will be used by the tribe separate from the casino project land.

(c)	Amounts listed under the other column represents amounts advanced under the agreements with the Iowa Tribe and Pawnee Nation.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at October 1, 2006 and January 1, 2006 (in thousands):

	October 1,	January 1,
Pokagon Band	2006	2006

Monthly stipend	$12,000	$9,625
Construction	23,411	2,635
Legal	1,898	1,634
Environmental	652	650
Design	9,109	7,800

	$47,070	$22,344

	October 1,	January 1,
Shingle Springs Tribe	2006	2006

Monthly stipend	$7,290	$6,390
Construction	1,644	1,623
Legal	13,524	12,195
Environmental	1,663	1,588
Design	9,528	9,306
Gaming license	3,576	3,426
Lobbyist	4,198	3,377

	$41,423	$37,905

	October 1,	January 1,
Jamul Tribe	2006	2006

Monthly stipend	$4,297	$3,841
Construction	516	326
Legal	3,474	3,340
Environmental	1,796	1,668
Design	7,323	4,168
Gaming license	607	511
Lobbyist	2,533	2,054

	$20,546	$15,908

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

The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	October 1, 2006	January 1, 2006

No. of Class III slot machines	3,000	3,000
No. of Table games	90	90
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	$282	$275
Win/Table game/day — 1st year	$1,481	$1,444
Win/Poker game/day — 1st year	$1,025	$1,000
Expected increase in management fee cash flows	Year 2 — 26.5%	Year 2 — 2.1%
	Year 3 — 4.3%	Year 3 — 1.9%
	Year 4 — 3.8%	Year 4 — 3.6%
	Year 5 — 4.1%	Year 5 — 2.8%

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

Jamul Tribe

	October 1,	January 1,
	2006	2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	65	65
No. of Poker tables	10	10
Win/Class III slot machine/day — 1st year	—	$307
Win/Class II slot machine/day — 1st year	—	$220
Win/Class II & III slot machine/day — 1st year	$235	—
Win/Table game/day — 1st year	$1,100	$1,100
Win/Poker table/day — 1st year	$650	$650

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

Shingle Springs Tribe

	October 1, 2006	January 1, 2006

No. of Class III slot machines	349	349
No. of Class II slot machines	1,651	1,651
No. of Table games	100	100
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	—	$350
Win/Class II slot machine/day — 1st year	—	$250
Win/Class II & III slot machine/day — 1st year	$350	—
Win/Table game/day — 1st year	$1,275	$1,275
Win/Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 6.0%	Year 2 — 5.5%
	Year 3 — 5.1%	Year 3 — 4.3%
	Year 4 — 3.6%	Year 4 — 3.0%
	Year 5 — 5.0%	Year 5 — 5.1%
	Year 6 — (20.1)%	Year 6 — (17.0)%
	(management fees were reduced in years six and seven)	(management fees were reduced in years six and seven)
	Year 7 — 1.7%	Year 7 — 1.5%

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

As of October 1, 2006 and January 1, 2006 no impairment was recognized on the Pokagon Band, Shingle Springs Tribe or Jamul Tribe projects.

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

The development agreement, as amended, provided for us to advance approximately $71.7 million for purchase of land and for the initial development phase of the project. Repayment of these advances is subordinated to the senior indebtedness of the Pokagon Casino.

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

We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band; in accordance with the management contract which is payable once the casino opens over 24 months. In accordance with the management contract, we contributed $1 million to the Pokagon Band scholarship fund in April 2006 because the land was taken into trust and the management contract was approved by the NIGC.

Our evaluation of critical milestones:

The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of the third quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
Usable land placed in trust by Federal government	Yes	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (‘TOMAC”) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior paves the way for the Pokagon Band to move forward with their Four Winds Casino Resort project.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.

Usable county agreement, if applicable	Yes	Yes	Yes

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, The Michigan Supreme Court has now agreed to hear the appeal by TOMAC of its claims against various defendants, but not the Pokagon Band, that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.	No, pending litigation regarding land in trust.

Financing for construction	Yes. Financing for the project was completed on June 22, 2006. A $305 million senior note financing and $75 million FF&E credit facility were completed on this date.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:

Approximately $10.9 million of the loans due from the Pokagon Band were used by the Pokagon Band to purchase real property comprising the project site. Our first deed of trust against the gaming land portion of this property was relinquished when the BIA placed the land into trust in January 2006.

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

The estimated probability rate was increased from 90.0% to 99.0% in the first nine months of fiscal 2006, as the management contract was approved by the NIGC in March 2006 and the appeal deadline passed for TOMAC to appeal the January 6, 2006 favorable federal judge ruling that allowed the land to be taken into trust by the Federal Government. In a separate matter, the Michigan Supreme Court has now agreed to hear the appeal by TOMAC of its claims against various defendants, but not the Pokagon Band, that the Compact entered into with the State of Michigan is invalid even though the Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid because the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).

On June 22, 2006, the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, furnishings and equipment to fund the remainder of the Four Winds Casino project. Construction of the casino began during June 2006, and is currently on schedule and on budget.

Due to the status of the critical milestones as described above, the weighted-average estimated casino opening date was moved ahead from October 2008 to August 2007 during the nine months ended October 1, 2006.

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

The development agreement provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $50.0 million. The transition loan currently calls for a maximum of $40.0 million of pre-construction advances. We may increase our commitment to the Shingle Springs Tribe by up to $10 million, subject to amendment of the development loan agreement and approval by the NIGC, which is currently in progress . Although we are not required to fund these amounts, if we discontinue the funding prior to fulfilling the obligation, we would forfeit the rights under the management contract.

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

  Our Evaluation of the Critical Milestones:

The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of the third quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	Yes	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.
Resolution of all litigation and legal obstacles	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.
Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul Tribe nor the Shingle Springs Tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended, the tribes could operate under their existing compacts which allows for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. Management believes that this number of gaming devices is adequate to equip the planned developments. Therefore, we believe the availability of additional slot licenses is not an issue that could prevent the projects from progressing. The Shingle Springs project is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II devices.

The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the Court ruled in favor of the CalTrans on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, VRL, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the Appeals Court issued its decision on these appeals. The Appeals Court ruled in favor of CalTrans’ appeal, rejecting El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Appeals Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and Voices for Rural Living against the EIR prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Appeals Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Appeals Court decision to be depublished. The Appeals Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR.

The Supplemental EIR was completed and published for public review and comment on May 18, 2006. A public review meeting was held and final public comments were subsequently received. Responses to comments were prepared and the final Supplemental EIR was issued in August, 2006. CalTrans issued an updated Finding of No Significant Impact (“FONSI”) and the documents were submitted on August 9, 2006 to the trial court for confirmation that the Appeals Court order has been met. In September 2006, one of the plaintiff’s, VRL, filed a second state suit in the CEQA case alleging that CalTrans did not properly process the Supplemental EIR. No briefing or hearing dates have yet been set on this issue.

On September 28, 2006, the Shingle Springs Tribe and El Dorado County entered into a settlement agreement that requires the Shingle Springs Tribe to make voluntary mitigation payments to construct HOV lanes on Highway 50, make payments for law enforcement services, collect and pay sales taxes on food and beverage revenues to El Dorado County, and contribute to the El Dorado County general fund. In return, El Dorado County agreed to request that the Federal Court dismiss with prejudice the El Dorado County’s current Federal law suit and join and support the Shingle Springs Tribe in the state lawsuit. Additionally, El Dorado County agreed to support the Shingle Springs Tribe’s efforts to obtain a new compact with the State of California, not to oppose in any way the anticipated

Tribal EIR required by the new compact, work with LAFCO to remove potential regulatory impediments and support the Shingle Springs Tribe obtaining domestic water services and future sewer treatment services from the El Dorado Irrigation District.

On November 3, 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence.

We have an agreement with the Shingle Springs Tribe which has been approved by the NIGC, to develop and manage the casino and are ready to proceed with securing financing and starting construction when the permit is issued and the construction plans are finalized.

As a result of achieving the critical milestones as described above, construction of the interchange and casino could begin as early as mid fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction. During the nine months ended October 1, 2006, the weighted-average estimated casino opening date was moved from February 2009 to October 2009.

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

  Our Evaluation of the Critical Milestones:

The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the third quarter of fiscal 2006, fiscal year 2005 and fiscal year 2004. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on our project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes

Critical Milestone	October 1, 2006	January 1, 2006	January 2, 2005
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

  Our evaluation and conclusion regarding the above critical milestones and progress:

Under the form of tribal-state compact first signed by the State of California with both the Jamul and Shingle Springs tribes in 1999, each tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows tribes to operate up to an additional 1,650 Class II slot machines by obtaining licenses for the devices from the state. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II slot machines without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, neither the Jamul tribe nor the Shingle Springs tribe have amended their tribal-state compacts. If the compacts are not renegotiated and amended the tribes could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II gaming devices. This number of gaming devices is adequate to equip the planned developments. Therefore, we believe the availability of additional slot licenses should not prevent the projects from progressing. The Jamul project is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II devices.

The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and ourselves formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land. The approximate six-

acre project would be built on various levels to accommodate essentially all of the same amenities that were planned for the project on the larger parcel of land. Therefore, the design of the project would change significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. Neither the total square footage nor the nature or cost of the project are expected to change significantly as it will be primarily the same project being built on a smaller footprint.

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

Although the Jamul Tribe is only required to prepare their current Compact-mandated environmental evaluation of the off-reservation impacts, the decision was made to complete a Tribal Environmental Impact Report/Statement (“TEIR/S”) in accordance with the newer 2004 Compacts approved by the State of California. The Jamul Tribe has entered into discussions with the State of California to negotiate a new compact and all prior new compacts have required the more extensive TEIR/S. The Jamul Tribe issued a Notice of Preparation (“NOP”) that provided the public an opportunity to comment on the preparation of the TEIR/S. Comments on the NOP were received in July 2006. The Jamul Tribe received comments, incorporated them into the draft TEIR/S and on August 25, 2006, published the report for public comment. Comments were received and incorporated into the issuance of the final TEIR/S.

We anticipate construction of the casino to begin in mid-2007 with an estimated opening date in late 2008.

We entered into a development financing and services agreement with the Jamul Tribe in March 2006 (Note 8) which eliminated the need for land contiguous to the reservation land being taken into trust. There is no requirement that the NIGC approve the development financing and services agreement. The casino will be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land in trust process. The execution of the development financing services agreement increased the probability of opening the casino development project from 80% to 85% during the first quarter of fiscal 2006.

  Pawnee Nation of Oklahoma

  Business arrangement:

In January 2005, we entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC),” referred to collectively as the “Pawnee Nation,” in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.

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

In March 2005, the fully executed management contracts and related transaction documents for the three planned Pawnee Nation projects were submitted by us and the Pawnee Nation to the NIGC for review and approval under the Indian Gaming Regulatory Act (“IGRA”). NIGC staff have reviewed the documents and requested certain modifications to the documents prior to issuing NIGC approval. We and the Pawnee Nation have made such modifications to the documents as the NIGC has deemed necessary and anticipate submitting the revised agreements to the NIGC for final review and approval. Although the revised agreements have been approved by the tribal gaming subsidiaries which will own and operate the projects, submission of the revised project documentation has been delayed for several months due to a dispute between members of the Pawnee Business Council. It is uncertain at this time what action, if any, the Pawnee Business Council will take in connection with approving the submission of the revised documentation to the NIGC, and it is unclear what impact these circumstances will have on final NIGC approval of each project’s management contract.

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

Our Evaluation of the three Pawnee Nation Projects:

The following table outlines the status of each of the following primary milestones necessary to complete the Pawnee Nation projects as of October 1, 2006:

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on our project plan	Yes, the Pawnee Nation currently holds land in trust where the Chilocco casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.
Usable land placed in trust by Federal government	Yes, the Pawnee Nation currently holds land in trust where the Chilocco Casino will be built.	Yes, the Pawnee Nation is currently leasing land from tribal members, which is held in trust for the individual tribal members by the United States Government. The BIA approved the lease documents on January 13, 2006.	Yes, the Trading Post is currently open.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	No, the EA for Chilocco was completed and published for comments as of November 26, 2005. The comment period ended January 3, 2006 with no comments received. The NIGC has issued the FONSI and is expected to approve the management contract when it is in its final form.	No, the NIGC approved the Final EA and issued the FONSI. Upon agreement on the management and collateral document language the NIGC is free to approve the contract. The NIGC has stated they will complete this process approximately 30 days following approval of the Lakes Trading Post contract.	No, submitted to the NIGC for review on March 22, 2005. The NIGC had provided a second set of comments to which the Pawnee Nation and Lakes have provided a response.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Critical Milestone	Chilocco Casino Project	Travel Plaza	Trading Post
Financing for construction	No, preliminary discussions with lending institutions has occurred and the Pawnee Nation has issued a request for proposal. Several responses to the request for proposal have been received. A lender has not yet been selected.	No, The Pawnee Nation has received and approved, subject to minor negotiations, a commitment for financing from a lender for the desired amount.	None needed.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:

Long-term assets have been recorded as it is considered probable that the three Pawnee Nation Projects will result in economic benefit to us sufficient to recover our advances. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Pawnee Trading Post is currently open and operating and the refurbishments were completed in the fourth quarter of fiscal 2005. The Pawnee Travel Plaza is currently open and expansion could be completed to include gaming as early as the second quarter of fiscal 2007. The Chilocco Casino project could open as soon as early 2008.

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

We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

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

Cimarron Casino.  The Iowa Tribe historically operated a 240 gaming machine and 200-seat bingo parlor located on the northern edge of Perkins, Oklahoma, approximately eight miles south of Stillwater, Oklahoma. The existing facility is being renovated to provide for space for approximately 350 compacted gaming devices including table games and poker, and a new snack bar. We have entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. The NIGC approved the Cimarron Management Contract in April 2006. The fee under the Cimarron Consulting Agreement, which terminated when the management agreement became effective in May of 2006, consisted entirely of a limited flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any of our affiliates for consulting services under the Cimarron Consulting Agreement).

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

Our Evaluation of the two Iowa Tribe Projects:

The following table outlines the status of each of the following primary milestones necessary to complete the Iowa Tribe projects as of October 1, 2006:

	Ioway Project	Cimarron Casino
Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on our project plan	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. The Iowa Tribe has acquired signatures on deeds and the BIA has approved the transfers of title from more than 70% percent of the allottees to transfer their land interests to the Iowa Tribe. The remaining interests will be acquired through the Indian Lands Consolidation Act.	Yes, currently an open casino.
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. The Iowa Tribe has acquired signatures on deeds and the BIA has approved the transfers of title from more than 70% percent of the allottees to transfer their land interests to the Iowa Tribe. The remaining interests will be acquired through the Indian Lands Consolidation Act.	Yes, currently an open casino.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in our project plan	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved, which is expected to be completed in late 2006. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	Yes, the NIGC approved the management contract in April 2006.

	Ioway Project	Cimarron Casino
Resolution of all litigation and legal obstacles	None at this time, the acquisition of other tribal land is currently in process.	None at this time. The first part of the refurbished casino opened in May 2006.
Financing for construction	No, preliminary discussions with lending institutions has occurred.	Permanent financing was obtained from a lending institution in December 2005 and Lakes was repaid all amounts outstanding under the business improvement loan.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:

Long-term assets have been recorded as it is considered probable that the two Iowa Tribe Projects will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Cimarron Casino is currently open and refurbishment of the casino was completed during the third quarter of fiscal 2006. The Ioway Project could open as early as the first quarter of fiscal 2008.

Kickapoo Tribe

In April 2006, we entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the parties’ business relationship that was terminated in November 2005. During fiscal 2005, we recorded a loss of approximately $6.3 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe, and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us to the Kickapoo Tribe. We and the Kickapoo Tribe have agreed that title will transfer only after the Kickapoo Tribe assumes, settles or pays certain accounts payable to vendors related to the Kickapoo Tribe’s casino that remain as current liabilities on our financial statements, and once we receive full releases for any liability thereto. During the first nine months of fiscal 2006 we received releases from vendors totaling approximately $2.8 million that have been recorded as unrealized gains. As a result of the $2.6 million payment, we revalued the note receivable from the Kickapoo Tribe at $2.6 million as of April 2, 2006, and an unrealized gain of that amount was recognized in the first quarter of 2006. During the second quarter of fiscal 2006, the $2.6 million payment was applied to the note. Therefore, there is no remaining value associated with the note receivable from the Kickapoo Tribe as of October 1, 2006. The land transfer and remaining release of liabilities will be recognized in the period they occur. As of October 1, 2006, approximately $0.9 million of liabilities subject to the Settlement Agreement remain. We will not recognize further gains unless and until the remaining release is received from the vendor. However, we do not know or have an estimate of when or if this will occur.

Litigation defense costs:  We do not accrue for estimated future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but instead, record such costs as the related legal and other services are rendered.

Income taxes:  In accordance with SFAS No. 109, we evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards (excluding WPTE) amounts and net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items. Based upon our evaluation of all evidence, we have determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Negative evidence considered includes net losses generated over the past four years, which we believe outweighs the current positive evidence regarding our ability to generate significant income from our long-term assets related to Indian casino projects.

We have recorded deferred tax assets related to capital losses during 2001 and 2005. The realization of these benefits is dependent on the generation of capital gains. We have determined that a deferred tax asset in the approximate amount of $0.3 million related to capital losses may expire before it can be utilized at the end of 2006 due to the possibility that there may be insufficient capital gains during 2006 that could be used to offset this loss item. Therefore, to the extent that management currently believes it is more likely than not that tax benefits will not be realized, a valuation allowance has also been recorded against this item as of October 1, 2006.

We are under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If we are unsuccessful in sustaining our position, we may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. We originally carried back capital losses to offset the capital gain. If we are unsuccessful in sustaining our capital gain position, we could use the capital losses in the future to offset future capital gains, if any, prior to their expiration. We own approximately 12.5 million shares of WPTE common stock valued at approximately $47.8 million as of November 3, 2006 based upon the closing stock price as reported by the Nasdaq Global Market of $3.83. However, currently, we do not intend to sell shares of WPTE common stock. Therefore, if reinstated during 2006, these capital loss items could expire before they could be utilized at the end of 2006, due to insufficient capital gains. As a result, we have recorded a liability related to this matter of approximately $2.6 million, including interest due to the possibility that if reinstated, these capital loss items may expire before they could be utilized.

WPTE’s current growth plans potentially may include international expansion, primarily related to WPTE’s online gaming business, expansion of WPTE’s television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although WPTE anticipates that all potential strategies will be accretive to earnings, WPTE is aware of the risks involved with an aggressive growth strategy. Therefore, based on its limited and volatile earnings history combined with its cautious optimism, WPTE has determined that a valuation allowance is necessary to the extent that its management currently believes it is more likely than not that tax benefits related to stock option exercises will not be realized.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS No. 157 will have on our financial position, results of operations and operating cash flows.

In June 2006, the FASB issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which interprets FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect that FIN 48 will have on our financial position, results of operations and operating cash flows.

In February 2005, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments amending the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 will become effective for financial instruments acquired or issued by us during the fiscal year beginning after September 15, 2006. We presently do not expect SFAS No. 155 to be applicable to any instruments we are likely to acquire or issue.

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

These risks and uncertainties include, but are not limited to, need for current financing to meet our operational and development needs; those relating to the inability to complete or possible delays in completion of our casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; we operate in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet our expansion goals; risks of entry into new businesses; reliance on our management; and the fact that WPTE shares held by us are currently not liquid assets, and there is no assurance that we will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on our consolidated results of operations or the market value of the WPTE shares held by us, including WPTE’s significant dependence on the Travel Channel as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the potential that the recently passed Unlawful Internet Gambling Act could adversely effect WPTE’s online gaming business; the increased time cost and expense of developing and maintaining WPTE’s own online gaming software; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review our filings with the SEC. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 1, 2006, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our consolidated statement of earnings (loss) and comprehensive earnings (loss). As of October 1, 2006, we had $38.3 million of notes receivable, at fair value with a floating interest rate (principal amount of $46.9 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $4.8 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.5 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.5 million in interest income over the same twelve-month period.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that Lakes Entertainment, Inc.’s disclosure controls and procedures are effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the third quarter ended October 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

El Dorado County, California litigation

On January 3, 2003, El Dorado County filed an action in the Court, seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by VRL and others, does not seek relief directly against us. However, the interchange is necessary to permit the construction of a casino to be developed and managed by us through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Court, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. CalTrans prepared and filed the clarification addendum sought by the Court. Prior to the Court’s determination of the adequacy of the clarification, El Dorado County and VRL appealed Judge Connelly’s ruling to the Appeals Court on all of the remaining issues.

A ruling with respect to the addendum was issued June 21, 2004 by the Court. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the court’s earlier request for a clarification on meeting the state ambient ozone standard. The court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover, such methodology appears necessary for the CEQA analysis of transportation projects throughout the state, including transportation projects for which respondents (i.e., CalTrans) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the Court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004 and the Court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling was separately appealed to the Appeals Court and an oral argument for these appeals and the appeals of El Dorado County and VRL was held before the Court on August 29, 2005.

The Appeals Court issued its decision on the appeals on November 8, 2005. The Appeals Court ruled in favor of CalTrans’ appeal, rejecting the El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Appeals Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and VRL against the EIR prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Appeals Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. The Appeals Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the supplemental EIR. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Appeals Court decision to be depublished. CalTrans has complied with the Appeals Court order and a supplemental EIR was issued in May 2006.

On September 28, 2006, the Shingle Springs Tribe and El Dorado County entered into a settlement agreement that requires the Shingle Springs Tribe to make voluntary mitigation payments to construct HOV lanes on Highway 50, make payments for law enforcement services, collect and pay sales taxes on food and beverage revenues to El Dorado County, and contribute to the El Dorado County general fund. In return, El Dorado County agreed to request that the Federal Court dismiss with prejudice the El Dorado County’s current Federal law suit and join and support the Shingle Springs Tribe in the state lawsuit. Additionally, El Dorado County agreed to support the Shingle Springs

Tribe’s efforts to obtain a new compact with the State of California, not to oppose in any way the anticipated Tribal EIR required by the new compact, work with LAFCO to remove potential regulatory impediments and support the Shingle Springs Tribe obtaining domestic water services and future sewer treatment services from the El Dorado Irrigation District.

On November 3, 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence.

We have not recorded any liability for this matter as management currently believes that the Court’s and Appeals Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon our consolidated financial statements.

WPTE litigation

On July 19, 2006, WPTE became a defendant in an action alleging, among other things, that its business practice requiring players to execute certain participant releases in connection with certain tournaments violate antitrust laws. WPTE intends to vigorously defend its practice and, although unable at this time to estimate any minimum losses, if any, in connection with this matter, based on information now available, WPTE does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses

Other litigation

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

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended January 1, 2006 except the following:

•	We are no longer subject to the risk that our common stock may not be re-listed on the Nasdaq Global Market, formerly the Nasdaq National Market. As previously announced, our common stock resumed trading on the Nasdaq Global Market on March 23, 2006 under the symbol “LACO.”

•	On June 22, 2006, Lakes borrowed $105 million under a financing facility with BofA and the Lenders pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Approximately $25.2 million of the initial draw was used to repay in full the aforementioned loan payable to PLKS. (Note 5) While the funds provided by the $105 million credit agreement with BofA allow us to move forward with our various casino development projects, we anticipate that we will incur additional pre-construction costs which will require us to obtain additional sources of financing during fiscal 2007 to meet our operational and development needs. Therefore, we will explore additional financing alternatives as needed. The financing is discussed in greater detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•	We are no longer subject to the risk of financing all phases of the Pokagon Casino project as the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, furnishings and equipment to fund the remainder of the Four Winds Casino project. The financing is discussed in greater detail in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q.

•	Warrants to purchase 3.21 million shares of common stock previously issued to PLKS have lapsed and are no longer exercisable.

•	We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results. We can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. These risks include, but are limited to, WPTE’s short operating history, WPTE’s dependence on its agreement with TRV, continued public acceptance of the World Poker Tour programming and brand, protection of WPTE’s intellectual property rights, and WPTE’s ability to successfully expand into new and complementary businesses, including internet gambling. The Unlawful Internet Gambling Enforcement Act of 2006 prohibits online gambling in the United States of America. Congress’ passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the United States may restrict the activities or affect the financial results of WPTE’s online gaming venture currently operating and WPTE’s new online gaming venture in development.

ITEM 6.	EXHIBITS

(a) Exhibits

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 9, 2006