Form 10-K
period 2006-12-31
LAKES ENTERTAINMENT INC
filed 2007-03-15
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

(952) 449-9092
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 9, 2007, 22,948,635 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 30, 2006 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $232.3 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors. All share and per share data for periods prior to May 3, 2004 have been retroactively restated to give effect to a two-for-one stock split (the “Stock Split”) in the form of a 100% stock dividend paid on May 3, 2004 to shareholders of record on April 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Lakes with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by Lakes contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lakes.

These risks and uncertainties include, but are not limited to, need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; the possible termination of contracts with the Pawnee Nation as a result of the change in its business council membership; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on The Travel Channel, L.L.C. (“TRV” or “Travel Channel”) as a source of revenue; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; the increased time, cost and expense of developing and maintaining WPTE’s own online gaming software; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, or “our”), develops, finances and manages Indian-owned casino properties. We currently have development (which includes certain financing requirements) and management agreements with two separate tribes for new casino development projects in Michigan and California, and with two separate tribes in Oklahoma for five other casino projects. We have agreements with another tribe in California to develop and finance a new casino project. We are also involved in other business activities, including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of December 31, 2006, we owned approximately 61% of WPT Enterprises, Inc., referred to as WPTE, a separate publicly held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE, and in recent periods, our revenues have been derived primarily from WPTE’s business. See Note 16 to our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

Indian Casino Business.  Lakes’ primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities. Lakes currently has agreements with five separate tribes that include a casino development project in Michigan that is under construction, two proposed casino development projects in California, and three proposed casino development projects and two existing casino operations in Oklahoma. All of the proposed projects are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort, which is being built on land placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. The casino location is near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”). The Four Winds Casino resort is currently under construction with an anticipated opening date in August of 2007.

•	Lakes has contracts to develop and finance a casino to be built on the Rancheria of the Jamul Indian Village (“Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing the Ioway Casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma and the Iowa Tribe’s existing Cimarron Casino, located in Perkins, Oklahoma.

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing (1) the Chilocco Casino, which is planned to be built on approximately 800 acres of Indian gaming land owned by the Pawnee Nation in northern Oklahoma near the Kansas border, (2) the Pawnee nation’s existing Trading Post casino operating in Pawnee, Oklahoma, and (3) the proposed casino operation at the Pawnee Nation’s existing Travel Plaza at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. However, on December 1, 2006, Lakes announced that the Pawnee Nation of Oklahoma Business Council (the “Pawnee Business Council”) declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. Lakes, the Pawnee Tribal Development Corporation (“TDC”) and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

•	Lakes has also explored, and is continuing to explore, other development projects with Indian tribes.

Non-Indian Casinos.  Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes. We have received various regulatory approvals to develop our own casino on approximately 300 acres near Vicksburg, Mississippi. Lakes expects to begin this project in 2008.

WPT Enterprises, Inc.  WPTE is a company engaged in the creation of internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour® (“WPT”), a television show based on a series of high-stakes poker tournaments that currently airs on the Travel Channel in the United States and is telecast in more than 150 territories globally. With the WPT in its fifth season, WPTE has launched a second series, the Professional Poker Tourtm (“PPT”), which focuses on the play of poker’s leading tournament stars. The first season of the PPT currently airs on the Travel Channel. Continuation of these television series on the Travel Channel is subject to the exercise of annual renewal options. WPTE also operates a real-money online gaming website, wptonline.com, which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. WPTE is also engaged in the sale of corporate sponsorships.

The “World Poker Tour” Tournaments, Television Series and Brand.  The WPT is a sports league of affiliated poker tournaments open to the public. There are currently 18 regular WPT tournaments or tour stops on the circuit which are all hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winner of each of that season’s previous WPT tournaments. The WPT stops have attracted well-known and established professional and amateur poker players on the poker circuit. WPTE also makes tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into a WPT event. At WPTE’s tour stops, WPTE films the final table of participants competing for some of the poker world’s largest tournament prize pools. WPTE then edits the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes which are distributed for telecast to both domestic and international television audiences. In addition, WPTE films and produces special episodes based on a variety of non-traditional poker tournaments, which WPTE also distributes for telecast along with the episodes based on the WPT regular tour stops.

The WPT brand has gained recognition through the telecast of the WPT television series, which currently airs on the TRV and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, WPTE’s television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measures the number of television households viewing the series’ episodes. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including WPTE’s delivery and the Travel Channel’s exhibition of the episodes each season:

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and	Initial Telecast of
Tour Season	Season	specials)	Delivery of Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
			(expected)	(expected)

TRV and WPTE were unable to arrive at economic terms for the broadcast rights for Season Six of the WPT television series prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons. Season Five episodes are scheduled to begin broadcasting on the Travel Channel in April 2007.

WPTE’s Business Segments.  WPTE operates through four business units, WPT Studios, WPT Online Gaming, WPT Consumer Products and WPT Corporate Alliances, described in greater detail below:

WPT Studios generates revenue through the domestic and international licensing of telecast rights, as well as host fees from casinos and card rooms that host the televised WPT and PPT events. The majority of WPTE’s historical revenue has resulted from WPT Studios, which has represented approximately 74% of WPTE’s total revenues.

WPT Online Gaming generates revenue through a WPT-branded online gaming website, wptonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access wptonline.com via the World Wide Web, the website does not permit bets to be made from players in the United States and other restricted jurisdictions. WPTE has operated this gaming website since 2005.

Since WPTE began to offer its gaming website, the site has been operated by WagerWorks, Inc., or WagerWorks, a subsidiary of International Game Technology. WPTE granted to WagerWorks a license to utilize the WPT brand to create the website, and WagerWorks has shared with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Since June 2006, WPTE has been developing its own poker room software based on software WPTE licenses from CyberArts Licensing, LLC (“CyberArts”), and WPTE is preparing to re-launch the online poker room using WPTE’s own design. WPTE will also be using a software platform from Orbis Technology Limited for WPTE’s online casino. At the time of re-launch, WPTE anticipates that WagerWorks’ activities for WPTE’s online poker room and casino will cease

WPT Consumer Products generates revenue through the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products, in conjunction with publishing and home entertainment through WPTE’s direct sale of company-produced merchandise featuring WPTE’s World Poker Tour brand.

WPT Corporate Alliances generates revenue through sales of corporate sponsorships that include elements of on-air visibility, online visibility, corporate live event sponsorship, promotional sponsorships and corporate hospitality events.

Development and Marketing of Table Games.  A division of Lakes buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. We continue to test and market a number of games including World Poker Tour “All In Hold’Em,” “Rainbow Poker,” “Pyramid Poker” and “Bonus Craps.” The World Poker Tour “All In Hold’Em” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant.

Real Estate Holdings.  Lakes has parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe, the Shingle Springs Tribe and the Iowa Tribe; in Minnesota related to our corporate offices; in Mississippi related to our planned Lakes-owned casino project; and in Texas related to a terminated casino project.

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

Indian Casino Business

Development and Management of Pokagon Casino.  The Pokagon Casino is being developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility will feature approximately 3,000 slot machines and approximately 100 table games as well as multiple restaurants and bars, a parking garage and other facilities. In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino.

The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it approved Lakes’ management agreement with the Pokagon Band to develop and manage the Pokagon Casino. On June 22, 2006 the Pokagon Band closed on a

$305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment (“FF&E Commitment”) to fund the Pokagon Casino project. Amounts owed to Lakes under the management and development agreements are subordinated to the $305 million senior note financing agreement and the FF&E Commitment.

On March 2, 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band and which have been assumed by the Pokagon Gaming Authority. As of December 31, 2006, the face value of Lakes’ notes receivable was approximately $102.6 million, including advances of approximately $71.2 million and accrued interest of approximately $31.4 million, to the Pokagon Gaming Authority for the development of the Pokagon Casino. On March 2, 2007, Lakes received proceeds of approximately $101.1 million based upon the accreted value of the Pokagon Gaming Authority loans on the March 2, 2007 settlement date, less a two percent discount to participants and transaction fees. The Pokagon notes receivable were adjusted to the fair value of 98% of their face value as of December 31, 2006. Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants. Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. This participation will be accounted for as a sale during fiscal 2007, but the sale will not have any effect on Lakes’ related management agreement with the Pokagon Band. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Current Report on Form 10-K.

The management contract is for a period of five years and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee will be subordinated to the $305 million senior note financing agreement and the FF&E Commitment relating to the Pokagon Casino and is subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Pokagon Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the management contract after two years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. If the Pokagon Band elects to buy out the contract, all outstanding amounts owed to Lakes become immediately due and payable.

Construction of the Pokagon Casino began during June 2006 and is currently on schedule, on budget and anticipated to open in August of 2007.

Development and Management of Shingle Springs Casino.  Plans for the Shingle Springs Casino include approximately 85,000 square feet of casino space to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 30 miles east of downtown Sacramento, on U.S. Highway 50 on the Shingle Springs Rancheria site. The Shingle Springs Casino is currently planned to feature approximately 2,000 electronic gaming devices and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.

During July 2004, the NIGC notified Lakes that it approved the Development and Management Contract between the Shingle Springs Tribe and Lakes, allowing Lakes to manage a Class II and Class III casino. The development agreement provides for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum amount of $50.0 million. We may increase our commitment to the Shingle Springs Tribe by up to $25.0 million, subject to approval by the NIGC, which is currently in progress. Lakes is not required to fund these amounts; however, if Lakes discontinued the funding prior to fulfilling the obligation, Lakes would forfeit its rights under the management contract. The principal balance of the transition loan and land held for development to the Shingle Springs Tribe as of December 31, 2006 are $42.3 million and $8.7 million, respectively.

The development agreement also provides for Lakes to arrange for financing, or in its discretion, loan to the Shingle Springs Tribe in the form of a facility loan, for the costs of construction and initial costs of operation up to a maximum of $300 million. In addition, Lakes will assist in the design, development and construction of the facility as well as manage the pre-opening. Lakes will also manage the opening and continued operations of the casino and related amenities for a period of seven years. As compensation for its management services, Lakes will receive a management fee between 21% and 30% of net income of the operations annually for the first five years, with a declining percentage in years six and seven, as defined by the management contract. Lakes’ management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and the minimum guaranteed payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Shingle Springs Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buyout the management contract after four years from the opening date. The buyout amount is based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed.

On February 1, 2007, a subsidiary of Lakes transferred to the Shingle Springs Tribe approximately 5.6 acres of property located in El Dorado County, California for a purchase price of approximately $0.5 million. The transfer allows the Shingle Springs Tribe necessary access to land needed for the commencement of the construction process, subject to all remaining governmental and regulatory approvals. The land transfer will be recorded in the first quarter of Lakes’ fiscal year ending December 30, 2007 (“fiscal 2007”).

Development of the casino resort will begin as soon as third party financing is obtained.

Development and Financing of Jamul Casino.  Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). This development agreement and management contract has been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See “Agreements With Owners of KAR Entities” below.

Development of the casino resort to be located on State Highway 94, approximately 20 miles east of downtown San Diego, is planned to begin once various regulatory approvals are received. Current plans for the casino include approximately 2,000 electronic gaming devices and approximately 75 table games along with various restaurants and related amenities. The Jamul Tribe has an approximate six-acre reservation on which the casino will be built. The reservation is located near San Diego, California. Lakes has also acquired 101 acres of land contiguous to the six-acres of Rancheria land of which 82 acres could be used for the casino support facilities if the land is taken into trust. The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. Reservation land qualifies for gaming without going through a land in trust process. The approximate size of the casino and related guest amenities will not change in total, as the casino was always planned to be built on the reservation land.

Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. This agreement will help assist the Jamul Tribe in developing a first class casino with related amenities/services on its existing six acre reservation which the Jamul Tribe will manage. The design of the project was changed significantly from a complex of lower-tiered buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the Jamul Casino project. There can be no assurance that third party financing will be available. If we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under our current agreement, we are to receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services. Each of these fees will be payable to us evenly over the first five years after the opening date of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the funds necessary plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are to be included in the financing for the Jamul Casino.

Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe are evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Resolution of any requests by the State of California related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is within acceptable limits to the Jamul Tribe. Depending on which direction the Jamul Tribe decides to take, the proposed gaming facility will be reduced in size and scope. Should the planned gaming facility decrease in size and/or become a solely class II electronic gaming device facility which would not require a compact, the agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma.  On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. Lakes will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Ioway Casino”); and (ii) consulting on the refurbishment of and operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins, Oklahoma (the “Cimarron Casino”). Lakes will also provide management services for the Iowa Tribe’s casino operations at each location subject to regulatory approval.

Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

The Ioway Casino.  For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino, and a flat monthly fee of $500,000 commencing upon the opening of the Ioway Casino. Lakes has agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive a management fee of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable if not already paid. Subject to certain conditions, Lakes agrees to make advances for the Ioway Casino’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Construction of the casino could begin in the spring of 2007 with an estimated opening date of the casino in summer of 2008.

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Many of the material provisions of these two agreements are similar to those for the Ioway Casino, except that: (i) the Cimarron Consulting Agreement is primarily for services related to the existing operations (with the possibility of further development); (ii) Lakes was obligated to provide up to a $1 million business improvement loan rather than a preliminary development loan (this loan was repaid in December 2005 with proceeds from the permanent financing); (iii) the fee under the Cimarron Consulting Agreement will consist entirely of a limited flat monthly fee of $50,000; and (iv) the annual fee under the Cimarron Management Contract will be 30% of net income in excess of $4 million (reduced by any amounts earned by any Lakes affiliate for consulting services under the Cimarron Consulting Agreement).

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Cimarron Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of the Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe.

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

On December 1, 2006, Lakes announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. Since the consulting agreement and management contract were originally entered into in January 2005, several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. Lakes, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

For its consulting services, Lakes is receiving monthly fees of $5,000 related to the Trading Post Casino project and is to receive monthly fees of $25,000 and $250,000 from the Travel Plaza Casino and Chilocco Casino projects, respectively, upon their completion. Lakes had also planned to manage each of these facilities under management contracts, subject to regulatory approvals.

Lakes intends to work with the Pawnee TDC to resolve all of the financial terms of the contracts including repayment of the advances if the project agreements are in fact terminated as a result of the Pawnee Business Council’s decision. However, if the agreements are terminated, there can be no assurance that Lakes will receive any future fees related to these projects or that it will be repaid in full for its advances. As of December 31, 2006, completion of the Chilocco Casino and Travel Plaza projects were unlikely. As a result, the accompanying consolidated financial statements reflect unrealized losses on notes receivable and impairments related to the advances made for the Chilocco Casino and Travel Plaza projects of approximately $4.5 million and $1.2 million, respectively.

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for consulting services (relating to the Pawnee Nation) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation earned under the Pawnee Development and Consulting Agreements and Pawnee Management Contracts with the Pawnee Nation

(i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Pawnee Nation.

Consulting Agreement and Management Contract with the Kickapoo Tribe.  Lakes and the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”) entered into a gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in 2005 to improve the performance of the Kickapoo Tribe’s existing casino in Eagle Pass, Texas. During November 2005, Lakes and the Kickapoo Tribe terminated their business relationship due to different ideas on how to proceed with the project. As of January 1, 2006, Lakes had advanced approximately $2.3 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $3.9 million.

In April 2006, we entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. During 2005, we recorded a loss of approximately $6.2 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us in Texas to the Kickapoo Tribe. During the fiscal year ended December 31, 2006 (“fiscal 2006”), we also received releases from the vendors related to the $3.9 million in unpaid invoices. As a result, the $6.2 million loss was reversed and is included in unrealized gains on notes receivable for fiscal 2006. As of December 31, 2006, there are no remaining liabilities subject to the Settlement Agreement. Currently, we are negotiating with the Kickapoo Tribe to transfer the Texas land to them.

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

Additionally, Mr. Kean owes Lakes $1.8 million, which resulted from Lakes’ guaranty of a second mortgage on Mr. Kean’s personal residential property. This guaranty was originally an obligation of Grand Casinos (Lakes’ predecessor) that was assumed by Lakes in connection with its December 31, 1998 spin-off from Grand Casinos. In connection with the guaranty, Lakes took a subordinated security position in the residential property. Additionally, in October 1999, Lakes entered into an Agreement for Indemnification with Mr. Kean wherein Lakes acknowledged that it guaranteed the loan between Mr. Kean and the bank. Pursuant to the guarantee agreement, if Lakes performed under the guarantee, Lakes would be entitled to receive and retain all monies otherwise payable to Mr. Kean with respect to his interest in the KAR — Jamul and KAR — Shingle Springs projects until Lakes has been reimbursed for all monies it might pay to the bank in repayment of or to purchase the Kean loan. In 2001, Mr. Kean defaulted on his payment obligations under the mortgage, Lakes paid off the mortgage pursuant to its guaranty obligations, and Lakes succeeded to the bank’s second mortgage position and to the bank’s security interest in Kean’s shares of common stock in another company (the value associated with the shares of common stock is currently minimal). Lakes subsequently foreclosed on the property and effected a sheriff’s sale, which netted enough proceeds to pay the first mortgage on the house and apply some proceeds toward Mr. Kean’s obligation to Lakes under the second mortgage. As a result of these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million and Lakes recorded a note receivable in that amount in 2001. The note receivable is carried on the consolidated balance sheet and included in other long-term assets. Lakes has executed a Loan and Security Agreement with Mr. Kean and the $1.8 million obligation is secured by his interest in the Jamul and Shingle Springs Casino projects and any other source of income due Mr. Kean by a Lakes entity. Based on our evaluation that it is probable that each of these projects will be successfully completed and given our history and relationship with Mr. Kean and his involvement in those and other projects, we believe the note is fully collectible and collateralized.

Lakes has loaned Mr. Kean amounts in 2005 and 2004 which are secured by the future operations of certain casino projects. The outstanding amount of this loan was $1.0 million at December 31, 2006 and January 1, 2006. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes from these advances. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

In addition, Lakes has an outstanding note receivable with a balance due of $0.1 million at December 31, 2006, and January 1, 2006 from Mr. Kean, which is also collateralized by Mr. Kean’s interest in certain casino projects in development.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate our own casinos where applicable laws permit.

In February 2005, Lakes announced that its request for gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi had been granted by the Mississippi Gaming Commission. The site, adjacent to the Mississippi River, contains approximately 300 acres located three miles south of downtown in Vicksburg, Warren County, Mississippi. Lakes has either purchased or holds options for the purchase of the land for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, 40 to 50 table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a Kid’s Quest child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. Lakes continues to work with all applicable parties to obtain the necessary permits and obtain the various land parcels on which to build the casino. Lakes expects to begin construction on this project in 2008.

Table Games

Lakes has a division that buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. Lakes is continuing to test and market a number of new games, including World Poker Tour’s “All In Hold’Em,” “Rainbow Poker,” “Pyramid Poker,” and “Bonus Craps.” The World Poker Tour’s “All In Hold’Em” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant.

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored video lottery and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; card rooms and online gaming outside the United States. The casinos to be managed or owned by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of the competitors of Lakes have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

In California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is very well-developed and continues to flourish. California has by far the largest Indian gaming industry of any state, generating an estimated $6-7 billion in gaming revenues in 2005, which represents approximately one-fourth of all Indian gaming revenue in the United States. There were 55 Indian licensed gaming facilities in California in 2005, with a total of approximately 60,000 slot machines and approximately 1,950 table games.

Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Pokagon Casino will compete primarily with the riverboats that operate in northern Indiana. There were five riverboats in northern Indiana in 2006 generating over $1.3 billion in gaming revenue with a total of 8,716 slot machines and 272 table games.

In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.

According to the NIGC tribal data reports, from the end of 2004 through 2005, the number of Indian gaming operations has increased by 16, or 4.2%, to 391 operations nationwide. During this same period, tribal gaming revenues increased $3.2 billion, or 16.2%, to $22.6 billion in the United States. The NIGC reports gaming revenues on a regional basis and Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 37.4%. This was followed by Region II, which contains California and Northern Nevada, which increased 21.0% to $7.0 billion in 2005 and is the highest grossing region. The Region II increases are due primarily to the emergence of casinos in California.

In the market for televised poker tournaments, WPTE competes with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s that airs on ESPN, and the Poker Superstars Invitational and the Poker Dome Challenge on Fox. Additional poker-related programs include High Stakes Poker on the Game Show Network and Poker After Dark and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s Entertainment, Inc. throughout the United States. All circuit championship events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than WPTE. The WPT series differentiates its programming schedule from these competing shows by airing the WPT series in prime time television during the same timeslot each week. WPTE believes that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the WPT series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

WPTE’s online real-money gaming website, wptonline.com, launched in 2005. The website does not accept bets made from players in the United States and other restricted jurisdictions. wptonline.com faces competition from several larger, more experienced and established online gaming websites, including PartyPoker.com, PokerStars.com, FullTiltPoker.com and many others. These and other competitors have significant marketing and operational experience advantages over WPTE. In addition, in October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006 (“Act”). Several of WPTE’s large competitors have stopped accepting bets from United States players as a result of the Act, which may lead to those competitors focusing more closely on the international market for players, creating additional competition for WPTE to face. To the extent WPTE competitors continue to accept bets from players in the United States, where the bulk of the world’s poker players are located, those competitors will continue to have a significant advantage since wptonline.com will not accept bets from United States players. WPTE plans to differentiate wptonline.com by leveraging the strength of the WPT brand and the distribution reach of WPTE’s international television division and through WPTE’s international sponsorship agreement with PartyGaming. WPTE believes that the resulting brand awareness will help build a following among international online players.

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

Indian gaming regulation

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

Non-gaming regulation

Lakes and its subsidiaries are subject to certain federal, state, and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We believe that we are currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to our operations.

WPTE regulation

The WPT and PPT tournaments are conducted by the host casinos and card rooms, and WPTE believes it is not subject to government gaming regulation in connection with its affiliation with and telecasts of these events. WPTE’s online gaming website, wptonline.com, is subject to gaming regulation outside the United States and is licensed by the Alderney Gambling Control Gaming Commission, located in the United Kingdom’s Channel Islands. The website is currently operated solely by WagerWorks, which is obligated to ensure that wptonline.com does not accept bets from players in the United States and other restricted jurisdictions. While WPTE believes that WagerWorks will be in compliance with all international regulations, WPTE cannot be certain that WagerWorks will be allowed to accept wagers in all the markets WPTE plans to enter. After WPTE’s re-launch of the online poker room, WPTE will be responsible for ensuring that the website does not accept bets from players in the United States and other restricted jurisdictions.

WPTE continues to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, WPTE anticipates that on-air promotion of wptonline.com via international WPT and PPT television telecasts and through WPTE’s relationship with Party Gaming will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict WPTE from incorporating marketing elements related to WPTE’s online site into WPTE’s international telecast and certain laws or regulations may restrict the type of advertising in general in those territories.

Intellectual Property

Trademarks

Lakes has several pending applications for registration of marks used in connection with casino table games, but intends to pursue registration under only two applications for the mark FOUR THE MONEYtm, filed on September 10, 2004 and November 18, 2004. On July 11, 2006, Lakes’ application for registration of the service mark CARLOS SOPRANO’Stm, to be used in connection with restaurant and related entertainment services, was approved.

Patents

Lakes owns or has exclusive rights to several United States patents and patent applications for various casino games sold by Lakes. The issued patents expire at various times over the next 10 to 20 years.

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

In March 2005, Lakes entered into a development and license agreement, with an independent third party for the development of an “Automated System For Playing Live Casino Table Games.” Under the terms of the agreement Lakes provided funding of $0.5 million in 2005 for the development of the game. Acceptance testing and regulatory approval will be obtained upon completion of the designated product expected to occur in mid 2007.

Real Estate Holdings

Lakes has parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe, the Shingle Springs Tribe and the Iowa Tribe; in Minnesota related to our corporate offices; in Mississippi related to our planned Lakes-owned casino; and in Texas related to a terminated casino project.

Employees

At December 31, 2006, Lakes had approximately 50 full-time employees. WPTE had approximately 90 full-time employees. Lakes believes its relations with employees are satisfactory.

Lakes has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos. The Lakes’ team has individual specialists on staff mirroring each of the functional areas found in a casino project.

The functional areas include gaming operations, construction & development, finance/accounting, legal/regulatory, security, systems/information technology, food & beverage, retail, marketing and human resources.

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

We make available, free of charge, our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to our shareholders at our website or upon written request to our President and Chief Financial Officer at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.

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

The termination of our management, development, consulting or financing agreements with Indian tribes may have a material adverse effect on our results of operations and financial condition.

The terms of our current management, development, consulting or financing agreements provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by an Indian tribe of its buyout option. Without the realization of new business opportunities or new management, development, consulting or financing agreements, management, development, consulting or financing agreement terminations could have a material adverse effect on our results of operations and financial condition.

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

If Indian tribes default on their repayment obligations or wrongfully terminate their management, development, consulting or financing agreements with us, we may be unable to collect the amounts due.

We have made, and may make, substantial loans to Indian tribes for the construction, development, equipment and operations of casinos to be managed by us. Our only recourse for collection of indebtedness from an Indian tribe or money damages for breach or wrongful termination of a management, development, consulting or financing agreement is from revenues, if any, from casino operations. We have subordinated, and may in the future subordinate, the repayment of loans made to an Indian tribe and other distributions due from an Indian tribe (including management fees) in favor of other obligations of the Indian tribe to other parties related to the casino operations. Accordingly, in the event of a default by an Indian tribe under such obligations, our loans and other claims against the Indian tribe will not be repaid until such default has been cured or the Indian tribe’s senior casino-related creditors have been repaid in full.

A deterioration of our relationship with an Indian tribe could cause delays in the completion of a casino development project with that Indian tribe or even force us to abandon a casino development project altogether and prevent or significantly impede recovery of our investment therein.

Good personal and professional relationships with Indian tribes and their officials are critical to our proposed and future Indian-related gaming operations and activities, including our ability to obtain, develop and effectuate management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project’s completion altogether, which may have an adverse effect on the results of our operations. As previously announced, our professional relationships with the tribal officials of the Kickapoo Tribe and the Pawnee Nation have deteriorated. The casino development projects have been adversely impacted, which has resulted in the termination of the Kickapoo Tribe casino project in 2005 and the rejection of a proposed updated tribal agreement between the Pawnee Nation and a Lakes subsidiary.

If funds from our operations are insufficient to support our cash requirements and we are unable to obtain additional financing in order to satisfy these requirements we may, be forced to delay, scale back or eliminate some of our expansion and development goals, or cease our operations entirely.

We may require additional capital through either public or private financings to meet operating and development expenses during fiscal 2007 and we are currently considering various financing alternatives. If the financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. We may raise additional capital through either public or private financings or the sale of some or all of our shares of WPTE. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

If one or more of our Indian casino projects fail to open, the recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial results.

We record assets related to Indian casino projects on our consolidated balance sheet as long-term assets related to Indian casino projects. The majority of our long-term assets related to Indian casino projects are in the form of loans to the Indian tribes pursuant to our financing agreements with varying degrees of collection risk, and with repayment often dependent on the operating performance of each gaming property. These loans are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At December 31, 2006, we had $243.8 million in long-term assets related to Indian casino projects, of which $164.3 million was in the form of notes receivable, which are recorded at estimated fair value on the consolidated balance sheet. The notes receivable represented approximately 45% of our total assets. See Note 5 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. The loans are made to Indian tribes for pre-construction financing related to gaming properties being developed by us. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts, land held for development and other costs incurred in connection with opening the Indian casinos of $54.3 million, $16.8 million and $8.5 million, respectively, at December 31, 2006. It is possible that one or more of our Indian casino projects will fail to open, which will render the majority of the assets related to the failed Indian casino project impaired. See our accounting policy within Note 2 of the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

During September 2005, legislation was proposed to amend the Gambling Devices Act of 1962 which could negatively affect projected management/consulting fees to be received from the Shingle Springs and Jamul Casino projects.

During September 2005, the Department of Justice proposed legislation that would amend the Gambling Devices Act of 1962 (commonly referred to as the Johnson Act). The proposal seeks to clarify the difference between Class II and Class III gaming devices. It prohibits Indian tribes from operating gaming devices that resemble slot machines without a tribal-state compact. The legislation proposes to amend the Johnson Act in three significant ways. First, the definition of “gaming device” in Section 1171 of the Johnson Act would be amended to clarify how the element of chance can be provided in a gaming device. Second, Section 1172 of the Johnson Act would be amended to clarify that certain “qualifying” technologic aids could be transported and used in Indian country. Third, a new Section (d) would be added to Section 1175 of the Johnson Act to provide an express exception to allow technological devices to be used in Class II gaming.

This proposed legislation concerning the Johnson Act amendments has never been introduced as a bill in Congress, but if passed it could affect our planned casino operations for the Shingle Springs Tribe and the Jamul

Tribe which could affect management/consulting fees to be received by us under the respective projects. Class II gaming devices are currently planned to be used at the Shingle Springs and Jamul Casinos. If the Department of Justice proposed legislation were ever passed there is no assurance that substitute allowable Class II gaming devices would result in the same projected operating results as the Class II gaming devices currently planned to be used by the above-mentioned projects. If this were to occur it could have a material adverse effect on our results of operations and financial conditions.

In May 2006, the NIGC issued proposed regulations concerning classification of gaming devices which could negatively affect projected management/consulting fees to be received from the Shingle Springs and Jamul Casino projects.

In May 2006, in response to the Department of Justice decision not to proceed with its proposed legislation to amend the Johnson Act, the NIGC proposed new regulations concerning the classification of gaming devices. These proposed regulations, if adopted, could restrict the types of gaming devices permitted as Class II games under IGRA, and such restrictions could limit the type of gaming devices planned to be used at the Shingle Springs and Jamul Casinos. If the NIGC proposed regulations were adopted as published, there is no assurance that substitute allowable Class II gaming devices would result in the same projected operating results as the Class II gaming devices currently planned to be used by the above-mentioned projects. If this were to occur it could have a material adverse effect on our results of operations and financial conditions. In February 2007, after receiving numerous negative comments to the proposed regulations from tribes and industry companies, the NIGC withdrew its proposed rules and indicated it would attempt to review and modify the proposed regulations and publish a new version at a later date.

Our entry into new businesses may result in future losses.

We have announced that part of our strategy involves diversifying into other businesses such as developing and owning our own non-tribal casino and the development and marketing of our own table games. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us. These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services, and obtaining regulatory approvals required to conduct the new businesses. There is no assurance that diversification activities will successfully add to our future revenues and income.

We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results.

As of December 31, 2006, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results include WPTE operations. For the fiscal year ended January 1, 2006 (“fiscal 2005”), the majority of our consolidated revenues of $18.2 million were derived from WPTE. For the fiscal year ended December 31, 2006 (“fiscal 2006”), the majority of our consolidated revenues of $29.9 million were derived from WPTE, primarily due to the delivery of 24 episodes of Season One of the PPT television series versus no episodes of the PPT delivered in fiscal 2005, combined with the delivery of 21 episodes of the World Poker Tour television series in fiscal 2006 compared to 18 episodes in fiscal 2005. However, we cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results. We can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. These risks include, but are not limited to, WPTE’s short operating history, WPTE’s dependence on its agreement with TRV, continued public acceptance of the World Poker Tour programming and brand, protection of WPTE’s intellectual property rights, and WPTE’s ability to successfully expand into new and complementary businesses, including internet gambling. The Unlawful Internet Gambling Enforcement Act of 2006 prohibits online gambling in the United States of America. Congress passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the United States may restrict the activities or affect the financial results of WPTE’s online gaming venture currently operating and WPTE’s new online gaming venture in development.

TRV and WPTE were unable to arrive at economic terms for the broadcast rights for Season Six of the WPT television series prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons. There is no assurance that the Travel Channel will exercise its option to air Season Six. Further, if the Travel Channel does not elect to continue airing the WPT series and WPTE cannot maintain or replace its agreements with the Travel Channel with comparable license agreements, it will be detrimental to the viability of the WPT and PPT brands and, consequently, would have a material adverse effect on WPTE’s business, prospects, financial condition, results of operations, cash flow and, ultimately, the price of WPTE’s common stock. Season Five episodes are scheduled to begin broadcasting on the Travel Channel in April 2007. On May 1, 2006, TRV notified WPTE that it had chosen to not exercise its options for future seasons of the PPT television series.

We are dependent on the ongoing services of our Chairman and Chief Executive Officer, Lyle Berman, and the loss of his services could have a detrimental effect on the pursuit of our business objectives, profitability and the price of our common stock.

Our success will depend largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. We have obtained a $20 million key man life insurance policy on him.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 200 million shares of capital stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. The Board of Directors may authorize additional classes or series of shares that may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could adversely affect the rights of holders of our common stock and reduce the value of our common stock. In connection with closing on a $50 million financing facility in February 2006, our Board of Directors authorized the creation of class of Series A Convertible Preferred Stock with contingent conversion rights and limited voting rights, and we issued an aggregate of approximately 4.5 million shares of such preferred stock to an affiliate of the lender. The Series A Convertible Preferred Stock and any other class of preferred stock that may be authorized by our Board of Directors for issuance in the future could make it more difficult for a third party to acquire us, even if a majority of our holders of common stock approved of such acquisition.

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

As of December 31, 2006, we had options outstanding to acquire 4.7 million shares of our common stock, exercisable at prices ranging from $3.25 to $18.16 per share, with a weighted average exercise price of approximately $6.15 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.

On February 15, 2006, we closed on a $50 million financing facility with PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP, referred to as Prentice Capital. As consideration for the financing, we issued to PLKS Holdings, LLC, referred to as PLKS, warrants to purchase 1.25 million shares of common stock that can be immediately exercised at $7.50 per share and expire in February 2013. As required by the terms of a registration rights agreement with PLKS, Lakes registered for resale 130% of the number of shares that are issuable upon either the conversion of the outstanding shares of our series A convertible preferred stock or the exercise of the warrants to purchase up to 1,250,000 shares of common stock. This resulted in an additional 375,000 shares of common stock (30% of 1,250,000) being registered to cover any additional shares that Lakes would be obligated to issue to PLKS upon conversion of the preferred stock or exercise of the warrants if Lakes declares a stock split, stock dividend, reverse stock split, recapitalization, reclassification or other similar event relating to its common stock, collectively referred to as Dilution Events. Lakes has no plans to declare any Dilution Events. Lakes repaid all amounts borrowed under the financing facility during fiscal 2006, and the registration for resale of these shares of common stock was the last remaining outstanding obligation associated with the financing facility.

Lakes will receive proceeds from any exercise of the warrants as provided in the warrant agreement, and will use the proceeds from any warrant exercise for general working capital purposes. Lakes will not receive proceeds from any sale of the common stock by PLKS that could occur subsequent to any exercise of the warrants by PLKS.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 31, 2006, these shares consist of approximately 4.2 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Corporate Office Facility

On January 2, 2002, as per the terms of an agreement with Grand Casinos, Lakes purchased its corporate office building for $6.4 million, which is included as part of property and equipment on the accompanying consolidated balance sheets as of December 31, 2006 and January 1, 2006. Lakes occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants.

WPTE currently leases approximately 26,000 square feet of executive office space located in Los Angeles, California under two separate leases. The first lease commenced in March 2005 with a term of 75 months and an annual base rent of approximately $480,000. In July 2006, WPTE leased additional office space with a term of 60 months and an annual base rent of approximately $369,000. In addition, WPTE films its poker tournaments at casinos throughout the world pursuant to agreements with WPTE member casinos.

WPTE also leases approximately 1,500 square feet of office space located in Nahariya, Israel. The lease commenced in September 2006 with a term of twelve months and an annual base rent of approximately $10,000. In February 2007, WPTE leased approximately 2,200 additional square feet of office space in Jerusalem, Israel with a term of thirty-six months and an annual base rent of approximately $25,000.

ITEM 3.	LEGAL PROCEEDINGS

El Dorado County, California Litigation

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California (“Superior Court”), seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living (“VRL”) and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the Superior Court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the Superior Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. The California Department of Transportation (“CalTrans”) prepared and filed the clarification addendum sought by the Superior Court. Prior to the Superior Court’s determination of the adequacy of the clarification, El Dorado County and VRL appealed Judge Connelly’s ruling to the California Court of Appeals (“Appeals Court”) on all of the remaining issues.

A ruling with respect to the addendum was issued June 21, 2004 by the Appeals Court. The ruling indicated that the addendum provided to the court by CalTrans did not provide a quantitative showing to satisfy the Appeals Court’s earlier request for a clarification on meeting the state ambient ozone standard. The Appeals Court recognized that the information provided by CalTrans does qualitatively show that the project may comply with the state standard, but concluded that a quantitative analysis is necessary even though the Appeals Court recognized that the methodology for that analysis “is not readily apparent”. In addition, the ruling specifically stated, “Moreover, such methodology appears necessary for the California Environmental Quality Act (“CEQA”) analysis of transportation projects throughout the state, including transportation projects for which respondents (“CalTrans”) have approval authority.” CalTrans, the Shingle Springs Tribe and Lakes responded to the Appeals Court with a revised submission in August 2004. Representatives of the California Air Resources Board and the Sacramento Area Council of Governments filed declarations supporting the revised submission to the Appeals Court. Opposition to that revised submission was filed, a hearing on the revised submission took place on August 20, 2004 and the Appeals Court again found the revised submission of CalTrans, the Shingle Springs Tribe and Lakes to be inadequate. That ruling was separately appealed to the Appeals Court and an oral argument for these appeals and the appeals of El Dorado County and VRL was held before the Appeals Court on August 29, 2005.

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

On November 3, 2006, the Appeals Court issued its decision upholding the Supplemental Environmental Impact Report (“SEIR”) pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe Rancheria. The Appeals Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. The Appeals Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Appeals Court denied VRL’s request to stay the project.

On December 15, 2006, VRL filed two Notice of Appeals to the Appeals Court, the first one appealing Superior Court Judge Connelly’s Judgment discharging the Peremptory Writ of Mandate in the VRL and Shingle Springs Neighbors for Quality Living v. CalTrans, et al, case, and the second one appealing Judge Connelly’s (1) Order denying appellants’ Motion for Preliminary Injunction and (2) Order sustaining Respondents’ Demurrers Without Leave to Amend in the VRL, Chrysan Dosh, et al v. CalTrans, et al, case. No briefs have been filed and no hearing date has been set. On February 16, 2007, VRL filed a motion for stay, pending appeal with the Appeals Court seeking to stay any construction during the pendency of the appeal. On March 2, 2007, the Appeals Court denied VRL’s motion.

Lakes has not recorded any liability for this matter as management currently believes that the Superior Court’s and Appeals Court’s rulings will ultimately allow the project to commence. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon Lakes’ consolidated financial statements.

Grand Casinos, Inc. Litigation

In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, Lakes and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Louisiana Department of Revenue Litigation Tax Matter

The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest and fees if Lakes is not successful in this matter. We have recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

WPTE litigation

On July 19, 2006, WPTE was served with a complaint filed in United States District Court, Central District of California by seven poker players. The complaint alleges, among other things, that the business practice of WPTE requiring players to execute certain participant releases in connection with certain tournaments they film through exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players violate antitrust laws. WPTE has issued a statement indicating its belief that the claims asserted in the complaint are misleading and without merit and filed a response on August 24, 2006 reflecting its legal position. On March 14, 2007 the plaintiffs filed a motion for summary judgment in the case and we are currently reviewing. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. WPTE does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Other Litigation

Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters, including the matters discussed above, is not likely to have a material adverse effect upon Lakes’ consolidated financial statements and accordingly, no provision for loss has been recorded in connection therewith.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market. The high and low sales prices per share of Lakes common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market or on the OTC Bulletin Board or Pink Sheets (Lakes’ common stock was traded on the Pink Sheets during a portion of fiscal 2005):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 31, 2006:
High	$11.20	$13.00	$12.19	$11.71
Low	6.75	9.16	7.70	9.45
Year Ended January 1, 2006:
High	$19.50	$17.75	$18.99	$10.32
Low	13.48	11.96	10.05	6.21

On March 9, 2007, the last reported sale price for the common stock was $9.69 per share. As of March 9, 2007, Lakes had approximately 892 shareholders of record.

During April of 2004, Lakes’ Board of Directors declared a two-for-one stock split, payable in the form of a 100% stock dividend on Lakes’ outstanding common stock. The stock dividend was paid on May 3, 2004 to shareholders of record as of April 26, 2004.

As a result of the stock split, shareholders received one additional share of common stock for every share they held on the record date. Upon completion of the split, the number of common shares outstanding was approximately 22.2 million. In connection with the stock split, Lakes introduced a direct registration program to provide for uncertified shares through Wells Fargo Shareowner Services, Lakes’ transfer agent and registrar. As a result, the additional shares were issued in “book-entry” form without stock certificates and are registered on the books of Lakes maintained by Wells Fargo Shareowner Services. All share and per share data for periods prior to May 3, 2004 have been retroactively restated to give effect to the stock split.

Lakes has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Lakes.

The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, Lakes’ overall financial condition, any other factors deemed relevant by the Board of Directors, and will be subject to lender approval.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 31, 2006.

Performance Graph

The following line-graph presents and compares cumulative, five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, a peer group index constructed by us, or issuers with similar market capitalizations. The following presentation compares our common stock price during the period from December 31, 2001, to December 31, 2006, to the NASDAQ Global Stock Market and the Russell 2000 Index.

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

The comparisons in the graph are required by the Securities and Exchange Commission (“SEC”) and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lakes Entertainment, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/01 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

	Cumulative Total Return
	12/01	3/02	6/02	9/02	12/02	3/03	6/03	9/03	12/03	3/04

Lakes Entertainment, Inc	100.00	112.10	109.03	89.84	87.08	88.71	128.85	151.77	260.48	411.29
NASDAQ Stock Market (U.S.)	100.00	96.55	77.96	62.67	71.97	70.46	85.65	94.69	107.18	107.31
Russell 2000	100.00	103.98	95.30	74.90	79.52	75.95	93.73	102.24	117.09	124.42

	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06

Lakes Entertainment, Inc	373.23	338.06	525.48	580.65	496.77	324.19	214.52	350.97	390.00	311.61	348.06
NASDAQ Stock Market (U.S.)	109.37	101.71	117.07	107.68	110.67	116.98	120.50	130.63	121.99	125.49	137.02
Russell 2000	125.01	121.44	138.55	131.16	136.82	143.24	144.86	165.06	156.76	157.45	171.47

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the Consolidated Financial Statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

The selected consolidated statement of operations data of Lakes and the balance sheet data of Lakes are derived from Lakes’ Consolidated Financial Statements.

	For the Fiscal Year Ended or as of:
	Dec. 31,	Jan. 1,	Jan. 2,	Dec. 28,	Dec. 29,
	2006	2006	2005	2003	2002
	(In millions, except per share amounts)

Results of Operations:
Total revenue	$30	$18	$18	$4	$2
Total operating earnings (loss)	34	(16)	(13)	(3)	(16)
Net earnings (loss)	21	(12)	(4)	(2)	(11)
Net earnings (loss) per share — basic	0.92	(0.53)	(0.18)	(0.08)	(0.51)
Net earnings (loss) per share — diluted	0.85	(0.53)	(0.18)	(0.08)	(0.51)
Balance Sheet:
Cash and cash equivalents — unrestricted	$10	$10	$29	$25	$14
Total assets	361	231	209	174	178
Total long-term debt	104	10	—	—	—
Shareholders’ equity	211	178	183	162	163

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have agreements with five separate tribes that include one new casino development project in Michigan, two new casino development projects in California, and three new casino development projects and two existing casino operations in Oklahoma. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of December 31, 2006, we owned approximately 61% of WPTE, a separate publicly held media and entertainment company. Our consolidated financial statements include the results of operations of WPTE, and our revenues have been derived from WPTE’s business.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, or WPT, a television show based on a series of high-stakes poker tournaments that airs in the United States and more than 150 markets globally. In 2006, with the WPT in its fifth season, WPTE launched a second series on the Travel Channel, the Professional Poker Tourtm, which focuses on the play of poker’s leading tournament stars. Continuation of these television series on the Travel Channel is subject to the exercise of annual renewal options by the Travel Channel. WPTE also operates a real-money online gaming website, wptonline.com, which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE currently licenses its brand to companies in the business of poker equipment, casino games, and giftware. WPTE is also engaged in the sale of corporate sponsorships. WPTE has four operating units:

WPT Studios, WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 74% of total revenue. WPTE licenses the WPT series to Travel Channel for telecast in the United States under an exclusive license agreement. WPTE also has license agreements for the distribution of WPT episodes in over 150 markets, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. In addition, during January 2006, WPTE signed a license agreement with TRV to telecast WPTE’s new Professional Poker Tourtm (“PPT”) series, which began airing in the third quarter of 2006. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

WPTE has entered into a series of agreements with TRV for the United States distribution of the WPT television series (the “WPT Agreements”). Since WPTE’s inception, fees from TRV under the WPT Agreements and an agreement with TRV relating to the PPT series have been responsible for approximately 60% of WPTE’s total revenue. For each season covered by the WPT Agreements and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the United States for four years (three years for the episodes in Season One). WPTE has produced four complete seasons of the WPT series under the WPT Agreements, and Season Five is currently in production. TRV continues to hold options to license Seasons Six and Seven. TRV and WPTE were unable to arrive at economic terms for the broadcast rights for Season Six of the WPT television series prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons. Season Five episodes are scheduled to begin broadcasting on the Travel Channel in April 2007. On May 1, 2006, TRV notified WPTE that it had chosen to not exercise its options for future seasons of the PPT television series.

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

	Date of TRV	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and	Initial Telecast of
Tour Season	Season	specials)	Delivery of Episodes to TRV	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
			May 2006 — April 2007	August 2006 — August 2007
Season Five	March 2006	22	(expected)	(expected)

In January 2006, WPTE entered into an agreement with TRV for the United States distribution of Season One of the PPT television series. In accordance with WPTE’s accounting policy of not capitalizing production costs until a firm commitment for distribution is in place, WPTE expensed approximately $0.7 million and $3.6 million of production expenses related to the Professional Poker Tourtm during fiscal 2004 and fiscal 2005, respectively. With the execution of the PPT agreement in the first quarter of 2006, WPTE began capitalizing additional expenses associated with the production of the PPT series that have been expensed as the Season One episodes were delivered to the Travel Channel. During the fiscal 2006, WPTE delivered 24 episodes of Season One of the PPT series, resulting in revenue of $7.2 million and cost of revenues of $2.2 million. Similar to the WPT agreements and related options, TRV has exclusive rights to exhibit the PPT episodes in that season an unlimited number of times on its television network (or any other television network owned by the Discovery Channel) in the United States for four years.

Under WPTE’s agreement with TRV regarding PPT, TRV had options to license the following three seasons (Seasons Two through Four). On May 1, 2006, TRV notified WPTE that it had chosen to not exercise its options for Season Two and subsequent seasons of the PPT. WPTE is attempting to find a new broadcast partner for the PPT going forward, and does not plan to produce any additional episodes of the PPT until a distribution agreement is executed.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For fiscal 2006, WPTE recognized $0.8 million of Travel Channel participation expense that was recorded in cost of revenues.

To date, WPTE has obtained their international license agreements through an exclusive five-year agreement they entered into with Alfred Haber Distribution, Inc. (“Alfred Haber”) in 2004. The agreement allowed Alfred Haber to negotiate international licenses for the exhibition of the WPT’s first, second and third seasons. In December 2005, WPTE entered into an exclusive one-year agreement with Alfred Haber to act as WPTE’s agent in regard to the international distribution of Season Four of the WPT and Season One of the PPT. In December 2006, WPTE notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, of for any future WPT and PPT seasons. As a result, WPTE will utilize its internal staff and PartyGaming’s resources, as described below, to distribute all future WPT and PPT episodes into the international marketplace. After recouping up to a certain amount of expenses, Alfred Haber receives 25% of WPTE’s gross receipts from these international licenses for WPT Seasons One through Three and 20% of WPTE’s gross receipts from WPT Season Four and PPT Season One.

In December 2006, WPTE signed a multi-year agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will provide international television sponsorship of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Seasons One, Two, and Three. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPT’s online gaming site and worldpokertour.com, and represents a new revenue stream for WPTE. PartyPoker.com will receive exclusive in-show branded integration and association with the premiere brand in televised poker.

Pursuant to the agreement, WPTE agreed to provide PartyGaming with certain post-produced audio and graphic sponsorship integration and advertising rights in connection with the distribution and broadcasting of the WPT and PPT television series in certain primary and secondary international (i.e., non-United States) markets for an approximate three year period in each territory. In exchange for those rights, PartyGaming agreed to pay WPTE fixed fees for entering into broadcast sponsorship arrangements that meet particular requirements (“Qualifying Deal”). Assuming those requirements are met, WPTE will get paid for airing shows as follows:

(1) For the WPT, $500,000 for each Qualifying Deal up to five per season, in a primary country and $125,000 for each Qualifying Deal in a secondary or remaining primary country (i.e., any primary country other than the initial five), per season, with maximum payments to WPTE of $5 million for Season Four, $6 million for Season Five and $7 million for Season Six of the WPT.

(2) For the PPT, $200,000 for each Qualifying Deal up to five qualified deals per season, in a primary country for Season One of the PPT and $300,000 for each Qualifying Deal, up to five per season for Seasons Two and Three of the PPT, and $100,000 for each Qualifying Deal in a secondary or remaining primary country, with maximum payments to WPTE of $3 million for Season One, $4 million for Season Two and $5 million for Season Three of the PPT.

WPTE generally will be paid 25% of the applicable fee upon executing a qualified deal with a broadcaster, 25% upon the initial broadcast of an episode of a season, and 50% upon the initial broadcast of the tenth episode. WPTE has not yet recognized any revenue in connection with this agreement.

WPT Online Gaming, WPTE’s online poker and casino gaming division, generates revenue related to an online poker room and casino. Since early fiscal 2005, this division has generated revenues through WPTE’s agreement with WagerWorks pursuant to which in January 2005, WPTE granted to WagerWorks a license to utilize the WPT brand to create a WPT-branded online gaming website, wptonline.com, which features an online poker room and an online casino with a broad selection of slots and table games. In exchange for the use of WPTE’s brand, WagerWorks shares with WPTE a percentage of all net revenue it collects from the operation of the online poker room and online casino. Although any Internet user can access wptonline.com via the World Wide Web, the website does not permit bets to be made from players in the United States and other restricted jurisdictions.

In 2006, WPTE decided to develop its own software for WPTE’s online poker room. On June 21, 2006, WPTE entered into a Source Code License and Service Agreement, (effective as of June 16, 2006) with CyberArts Licensing, LLC, or CyberArts, pursuant to which CyberArts granted to WPTE a perpetual, non-exclusive and nontransferable license for the object code of certain poker software and related banking and cardroom management software tools that WPTE is using for the development of its own online poker room. WPTE paid CyberArts a one-time license fee of $1.3 million for the software upon the execution of the agreement, as well as a payment of $180,000 for the first year of CyberArts’ support and maintenance for the software. During the term of the CyberArts agreement, WPTE is obligated to pay CyberArts an annual fee of $180,000, subject to annual increases of up to a maximum of 9% in each year, for continuing support and maintenance, payable on the anniversary of the effective date of the agreement. WPTE also has the right to purchase the source code for the software at any time during the term of the CyberArts agreement for an additional $2.7 million. The CyberArts agreement enables WPTE to develop, manage, market and handle customer service for the online poker business from WPTE’s own international headquarters.

On July 10, 2006, the agreement with WagerWorks was amended to permit WPTE to (i) own and operate its own online poker room, and (ii) offer multi-player real-money poker gaming via cellular phone using software provided by Cecure Gaming (“Cecure”) (formerly 3G Scene Limited). In addition, the amendment specified a termination date for WagerWorks’ operation of WPTE’s online poker room on the earlier to occur of (i) August 1, 2007, (ii) 30 days following WPTE’s request to terminate operation of the online poker room, or (iii) 60 days following WagerWorks’ notice that it will terminate its operation of the online poker room. Furthermore, the parties agreed that WagerWorks could increase its share of revenue derived from the operation of the online poker room to 75% from the original 25% to provide added incentive to WagerWorks to provide a quality online poker room during the transition by WPTE to the operation of its own online poker room, as described below.

In June 2006, as part of the development of WPTE’s own online gaming website, WPTE began to develop an operating location in Nahariya, Israel. This location provides WPTE with an affordable, legal location to operate the online gaming site in a highly developed country with a large pool of well-trained technical employees to operate the site. WPTE currently has 17 employees located in the Nahariya office engaged in the development of WPTE’s online gaming site. Additionally, WPTE is investing in facilities and personnel in Jerusalem to handle customer service and poker room operations. WPTE currently has 13 employees in the Jerusalem location.

In October 2006, the Unlawful Internet Gambling Enforcement Act of 2006 (the “Act”) was signed into law. Among other things, the Act prohibits financial institutions from processing payments in connection with unlawful internet gambling pursuant to state or federal laws. WPTE believes that the Act is unlikely to have a direct adverse effect on WPTE’s day-to-day operations, since WPTE has always maintained a policy of not accepting online wagers from patrons within the United States. The Act could potentially result in increased competition to secure online gaming customers outside the United States; however, the long-term impact, if any, on WPTE’s business cannot currently be determined.

On July 12, 2006, WPTE entered into and executed a licensing agreement with Cecure, pursuant to which WPTE granted Cecure a non-exclusive license to use the WPT brand in conjunction with the promotion of its real-money mobile gaming applications. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, WPTE is entitled to 50% of net revenues. In a separate agreement entered into on July 26, 2006, WPTE acquired approximately 10% ownership interest in Cecure for approximately $2.9 million.

WPT Consumer Products, WPTE’s branded consumer products division, generates revenues principally from royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of company-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including Hands-On Mobile, MDI and US Playing Card. WPTE also has a number of licensees that are developing new licensed products including electronic, casino-based, poker related slot machines from International Game Technology, and interactive television games from Pixel Play. WPTE is also looking to expand its consumer products business and brand into the international marketplace. As a result, WPTE has engaged two brand licensing companies in Europe and Australia to explore foreign licensing opportunities. During fiscal 2006, WPTE began recognizing revenues from international product sales.

In October 2006, WPTE launched the WPT Academytm, a web-based poker education center that uses authentic poker play to provide an interactive learning tool for both the experienced and novice alike. The WPT Academy leverages WPTE’s database of over 1,700 hands of poker filmed at WPTE final tables during Season One of the WPT, including over 900 hands that were actually shown on the air on the Travel Channel as a learning tool in connection with the following features of the WPT Academy:

•	HandSimtm: HandSim is a sophisticated poker hand search engine and simulator that utilizes data from WPT Cams, including bets, physical motions and play-by-play details to aid players in determining hole card values, odds percentages, the advantages of positional play in poker and other poker learning tips.

•	Video Sessions with the Pros: These are short video tutorials hosted by stars of the WPT covering a variety of poker topics.

•	Interactive Community: Poker fans can log in to WPT Academy’s online community to discuss poker hands, analyze and rank poker hands, or otherwise discuss the game of poker.

•	Follow your Favorites: This feature allows poker fans to track the play of their favorite players that have been at a WPT final table.

As a result of these improvements to WPTE’s website, WPTE began to recognize advertising/sponsorship revenue during fiscal 2006 and expects to derive revenues from online subscriptions as the database of unique content grows.

WPT Corporate Alliances, WPTE’s sponsorship and event management division, generates revenue from corporate sponsorship and management of televised and live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues from its sponsorship of Seasons Two, Three and Four of the WPT series on TRV. During the third quarter of fiscal 2006, WPTE completed an agreement with Anheuser-Busch to continue its sponsorship for Season Five of the WPT. During the second quarter of fiscal 2006, WPTE finalized a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” of Season Five and Season Six of the WPT. In addition, during the fourth quarter of fiscal 2006, WPTE completed an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio, and run in-store retail promotions driving customers to WPTE tour events. WPTE will recognize revenues from these agreements when the Season Five programs are broadcast beginning in fiscal 2007.

Results of operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2006.

Fiscal year ended December 31, 2006 (“fiscal 2006”) compared to fiscal year ended January 1, 2006 (“fiscal 2005”)

Revenues.  Total revenues were $29.9 million for fiscal 2006 compared to $18.2 million for fiscal 2005 an increase of $11.7 million, or 61%. Revenues for both years were derived primarily from WPTE operations. Domestic television license fees increased $9.2 million in fiscal 2006 compared to the prior fiscal year. The increase is primarily due to the delivery of 24 episodes of Season One of the PPT television series versus no episodes of the PPT delivered in the prior fiscal year, combined with the delivery of 16 episodes of Season Four of the WPT television series and five episodes of Season Five of the WPT in fiscal 2006 (21 total episodes) compared to 13 episodes of Season Three of the WPT and five episodes of Season Four of the WPT in fiscal 2005 (18 total episodes). Online gaming, host fees, sponsorship and merchandise revenues also increased $3.0 million in fiscal 2006 compared to fiscal 2005, of which $2.3 million is due to increased online gaming revenues, as WPTE had higher levels of player activity during fiscal 2006 compared to fiscal 2005, as well as increased sponsorship fees for Season Four of the WPT versus Season Three of the WPT. Product licensing revenues decreased $1.1 million in fiscal 2006 compared to fiscal 2005. The decrease was primarily due to lower revenues from US Playing Card, Jakks Pacific and MDI. The decreases were a result of lower demand for chip sets and plug and play games in the consumer marketplace, as well as fewer states running its lottery ticket program. The decreased revenues were partially offset by increased mobile gaming sales from Hand-On Mobile (formerly Mforma).

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $6.7 million in fiscal 2006 compared to fiscal 2005. This increase was primarily due to the adoption of Statement of Financial Accounting Standard (“SFAS”) SFAS No. 123(R), Share-Based Payment-Revised 2004 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. For fiscal 2006, share-based compensation expense recognized under SFAS No. 123(R) related to employee and director stock options was approximately $6.2 million, of which approximately $3.5 million related to WPTE and $2.7 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during fiscal 2005, pursuant to the accounting guidance in effect during that time period. Additional headcount and related costs also contributed to the increase in general and administrative expenses. These increased costs were partially offset by decreased sales and marketing expenses as a result of reduced online gaming marketing efforts and lower commissions paid to WPTE’s third-party licensing agent for consumer product licensing.

Production costs.  Production costs increased by approximately $0.3 million in fiscal 2006 compared to fiscal 2005. The increase was primarily a result of an increase in online gaming costs of $1.3 million as fiscal 2006. As mentioned above, online gaming revenues were higher in fiscal 2006 compared to fiscal 2005 due to increased levels of player activity, which increased the gross revenue-based fees paid to the service provider. The increased online gaming costs were partially offset by lower production costs of approximately $1.0 million. Specifically, there were decreased PPT production costs of $1.4 million, as WPTE began capitalizing these costs in the first quarter of fiscal 2006 versus previously expensing them in fiscal 2005 since no distribution deal had been reached. In addition, WPT production costs increased $0.4 million in fiscal 2006 as a result of the delivery of 16 episodes of Season Four and five episodes of Season Five of the WPT television series (21 total episodes) versus the delivery of 13 episodes of Season Three and five episodes of Season Four (18 total episodes) in fiscal 2005. Overall gross margins were 65% in fiscal 2006 compared to 45% in fiscal 2005. Domestic television licensing margins were 56% in fiscal 2006 compared to negative 9% in fiscal 2005, with the increase primarily due to the recognition of a larger portion of PPT production costs in fiscal 2005, since no distribution deal had been reached during the early stages of production, combined with increased PPT revenues as a result of the delivery of 24 episodes versus no episodes being delivered in fiscal 2005. In addition, increased revenues from online gaming, sponsorship fees, and international distribution license fees helped contribute to the favorable gross margins in fiscal 2006.

Impairment losses.  Net impairment losses were $1.2 million in fiscal 2006 compared to $0.9 million in fiscal 2005. In fiscal 2006, Lakes recognized a $1.2 million impairment charge related to the Chilocco Casino and Travel Plaza projects with the Pawnee Nation. On December 1, 2006, Lakes announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. The consulting agreement and management contracts for the Chilocco and Travel Plaza casino projects with the Pawnee Nation were originally entered into in January 2005, and since then several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. Lakes, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are currently evaluating how they wish to proceed with their current project agreements given this action, which may include termination of the project agreements. If the agreements are terminated, there can be no assurance that Lakes will receive any future fees related to these projects. As a result, management has concluded that the intangible assets associated with its rights to manage the Chilocco Casino and Travel Plaza developments are impaired, and accordingly, the accompanying consolidated financial statements reflect impairment losses of approximately $1.2 million. In fiscal 2005, the $0.9 million impairment charge primarily related to an investment in certain table games.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable were $51.7 million and $5.2 million for fiscal 2006 and fiscal 2005, respectively. These net unrealized gains related primarily to Lakes’ notes receivable from the Pokagon Band and the Shingle Springs Band which are adjusted to estimated fair value based upon the current status of the related tribal casino projects.

Of the $51.7 million in net unrealized gains on notes receivable during fiscal 2006, approximately $36.0 million was related to the casino development project with the Pokagon Band. The unrealized gains on the Pokagon notes receivable resulted from a combination of favorable events occurring during fiscal 2006, including the NIGC’s approval of the management contract between Lakes and the Pokagon Band. Additionally, an affiliate of the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million financing commitment for furniture, furnishings and equipment to fund the Four Winds Casino Resort project. Construction on this project also began during June of 2006. All of these events increased the probability of opening of the project and contributed to an increase in fair value of the Pokagon notes receivable which resulted in unrealized gains on notes receivable related to this project of approximately $20.0 million through the end of the third quarter of fiscal 2006.

In addition, during March of 2007 Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the notes receivable as of the settlement date. Accordingly, as of December 31, 2006, the Pokagon notes receivable were adjusted to the negotiated participation price which resulted in unrealized gains of approximately $16.3 million during the fourth quarter of fiscal 2006. This participation arrangement will be accounted for as a sale during fiscal 2007; however, the sale will not have any effect on Lakes’ management agreement for the Pokagon Casino project.

Also contributing to net unrealized gains on notes receivable during fiscal 2006 were unrealized gains related to the casino development project with the Shingle Springs Tribe. These gains of approximately $11.6 million were primarily related to favorable events occurring during fiscal 2006 which increased the estimated probability of opening of the project. Most notably, during September of 2006, the Shingle Springs Tribe reached an agreement with El Dorado County (“the County”) that will provide the County with certain funding from the planned Shingle Springs Tribe casino operations. In exchange, the County agreed to seek dismissal of all of its existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe interchange and casino projects. In November of 2006, the Superior Court of California, County of Sacramento (“Court”) issued its decision upholding the Supplemental Environmental Impact Report pertaining to the California Department of Transportation’s (“CalTrans”) proposed interchange that will connect Highway 50 to the Shingle Springs Tribe’s Rancheria. The Court’s decision effectively dismissed the Voices for Rural Living (“VRL”) lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. VRL has filed an appeal. The Court denied VRL’s request to stay the project, and on March 2, 2007, the Appeals Court denied VRL’s motion which sought to delay the project until VRL’s appeal is heard.

Based on recent meetings between the Jamul Tribe and the State of California, Lakes and the Jamul Tribe are currently re-evaluating the Jamul Tribe’s alternatives for its casino project. Depending on which direction Lakes and the Jamul Tribe decide to take, the proposed gaming facility will be reduced in size and scope. As a result, during the fourth quarter of fiscal 2006, Lakes recorded unrealized losses on notes receivable related to the Jamul Tribe project of approximately $6.3 million, which reduced the overall fiscal 2006 net unrealized gain on notes receivable related to this project to approximately $2.0 million.

The remainder of the net unrealized gains on notes receivable consisted of unrealized gains related to the fiscal 2006 settlement with the Kickapoo Tribe in the amount of approximately $6.2 million and net unrealized losses of approximately $4.2 million as a result of the decrease in fair value of notes receivable due to the decreased probability of opening of two casino development projects with the Pawnee Nation.

During fiscal 2005, the net unrealized gains of $5.2 million included unrealized gains of approximately $11.4 million related primarily to increased probability of opening related to the casino development projects with the Pokagon Band and the Jamul Tribe. These unrealized gains were partially offset by unrealized losses of approximately $6.2 million primarily related to the termination of the agreement with the Kickapoo Tribe.

Other income(expense).  During fiscal 2006, WPTE recognized a gain of $10.2 million from the sale of its stock in PokerTek, Inc. This gain was partially offset by a loss on extinguishment of debt of approximately $6.8 million, resulting from our PLKS debt repayment. The $6.8 million consisted primarily of the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million).

Taxes.  The income tax provision was $8.2 million in fiscal 2006 compared to an income tax benefit of $1.2 million in fiscal 2005. The fiscal 2006 provision consisted of $3.8 million related to Lakes and $4.4 million related to WPTE. The effective tax rates for fiscal 2006 and fiscal 2005 were 25.6% and 7.8%, respectively.

Lakes’ provision of 19.2% in fiscal 2006 consists primarily of approximately $2.0 million related to an IRS tax audit matter, approximately $2.4 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe and approximately $1.1 million of interest on a Louisiana tax audit matter (Note 13 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K). These items were partially offset by the recognition of a benefit of approximately $2.0 million related to the write-off of long-term assets related to the Chilocco and Travel Plaza casino development projects with the Pawnee Nation during fiscal 2006. Lakes’ fiscal 2005 income tax benefit of 12.2% was primarily related to the recognition of a benefit of approximately $2.4 million related to the write-off of the long-term assets related to the casino development project with the Kickapoo Tribe.

WPTE has an effective tax rate of 36.3% for fiscal 2006. There was no income tax benefit in fiscal 2005 due to a valuation allowance recorded for the net deferred tax asset related to WPTE’s fiscal 2005 net operating loss carryforward.

Lakes has recorded a total deferred tax asset of approximately $6.2 million related to capital losses. The realization of these benefits is dependent upon the generation of capital gains. We believe we will generate sufficient capital gains in the future to utilize these benefits. We own approximately 12.5 million shares of WPTE common stock with a minimal cost basis, which the capital gain from the sale of a portion of these shares could be used against the capital losses. Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we have evaluated the ability to utilize deferred tax assets arising from net operating loss carry forward amounts, net deferred tax assets relating to our accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at December 31, 2006 and January 1, 2006. We evaluated all evidence and determined the negative evidence of historical operating losses outweighs the current positive evidence regarding our ability to generate significant income from our long-term assets related to Indian casino projects (excluding unrealized gains on notes receivable, which are not considered verifiable evidence of future taxable income). Accordingly, Lakes has recorded a 100% valuation allowance against these items at December 31, 2006 and January 1, 2006 based upon the above factors.

Minority interest.  The minority interest in WPTE’s net earnings (loss) was approximately $3.0 million and $(1.9) million for fiscal 2006 and fiscal 2005, respectively. WPTE’s net earnings (losses) were $7.8 million and $(5.0) million for fiscal 2006 and fiscal 2005, respectively.

Outlook.  The majority of Lakes’ revenues are expected to come from WPTE in fiscal 2007. However, it is currently contemplated that there will also be operating revenues for fiscal 2007 from the Pokagon Casino, which is planned to open in August of 2007. For the first quarter of 2007, WPTE expects revenues to be in the range of $4.5 — $5.0 million. WPTE expects to deliver five episodes of Season Five in the first quarter of fiscal 2007, with the remainder of Season Five episodes to be delivered during the second and third quarters of fiscal 2007. WPTE also continues to expect lower revenues and gross profits in online gaming during the first and second quarters of fiscal 2007 as a result of the increased percentage of online revenues WPTE has agreed to pay to WPTE’s current service provider for the remaining term of the agreement, as well as reduced marketing efforts in anticipation of WPTE’s upcoming debut of the online gaming site.

Regarding fiscal 2007 full-year revenues, WPTE expects:

•	to deliver 17 episodes of Season Five and five episodes of Season Six of the WPT (assuming a distribution agreement is negotiated covering Season Six),

•	no revenue from the PPT,

•	to recognize host fee and sponsorship revenues as WPT episodes are aired during the second and third quarters of fiscal 2007,

•	sponsorship revenue associated with the PartyGaming agreement to begin in the second half of fiscal 2007, and

•	the debut of WPTE’s online gaming website in the middle of the year.

Regarding expenses, WPTE expects year-over-year general and administrative costs to significantly ramp up beginning in the first quarter of fiscal 2007, as WPTE increases headcount to support the re-launch of its online gaming website and build out the non-gaming aspects of worldpokertour.com, such as WPT Academy. Year-over-year sales and marketing costs are projected to significantly increase beginning during the second quarter of fiscal 2007 as WPTE aggressively invests in marketing its online gaming business.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $12.1 million in 2005 compared to 2004. The increase was due to an increase of approximately $7.4 million related to WPTE and $4.7 million related to Lakes. The increase at WPTE was primarily due to an additional $2.5 million in sales and marketing costs as a result of the WPTonline.com launch incurred during 2005, $0.7 million in additional licensing commissions due to a full year of product licensing efforts and $3.4 million as a result of additional headcount, legal and audit fees incurred during the 2005 period associated with development, growth and regulatory compliance costs. The increase at Lakes is due primarily to an increase in professional fees of approximately $0.9 million, additional headcount related costs of $2.8 million, and approximately $0.8 million in additional rent expense related to a deficiency in the guaranteed residual value of the Lakes’ aircraft lease.

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

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable were $5.2 million and $3.1 million for 2005 and 2004, respectively, related to the adjustment to estimated fair value of Lakes’ notes receivable from Indian tribes. These fair value calculations are determined based on current assumptions related to the projects and management’s evaluation of critical milestones as discussed below under “Accounting for long-term assets related to Indian casino projects.” During 2005, the net unrealized gain of $5.2 million included unrealized gains of approximately $11.4 million, which were partially offset by unrealized losses of approximately $6.2 million primarily related to the termination of the agreement with the Kickapoo Tribe. The unrealized gains of approximately $11.4 million related primarily to increased probability of opening related to the casino development projects with the Pokagon Band in New Buffalo, Michigan and with the Jamul Tribe near San Diego, California.

Other income (expense).  Other income was $1.6 million in 2005 compared to $12.1 million in 2004. Interest income increased $0.9 million in 2005 compared to 2004, primarily due to higher cash and short term investment balances, related to the proceeds of WPTE’s initial public offering in August 2004, outstanding for the entire fiscal 2005 year. Other income in 2004 included an $11.3 million settlement received in December 2004 related to a tax sharing agreement entered into in 1998 with Grand Casinos, a subsidiary of Park Place Entertainment, which was renamed Harrah’s Entertainment, Inc.

Taxes.  Lakes recorded a tax benefit of $1.2 million in 2005 compared to a tax provision of $4.0 million in 2004. The loss before income taxes, equity in earnings (loss) of unconsolidated investees and minority interest was $14.9 million for the period ended January 1, 2006 compared to $0.9 million for the period ended January 2, 2005. In 2005, Lakes recognized a benefit of approximately $2.4 million related to the write-off of its long-term assets related to the Kickapoo Tribe project of approximately $6.2 million. Lakes has recorded a deferred tax asset related to other capital losses in the amount of approximately $4.5 million. The realization of these benefits is dependent on the generation of capital gains. Lakes believes it will have sufficient capital gains in the future to utilize these benefits. Lakes owns approximately 12.5 million shares of WPTE common stock with a minimal cost basis, which the capital gain from the sale of a portion of these shares could be used against the capital losses. Additionally, in accordance with SFAS No. 109, Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, net deferred tax assets relating to Lakes’ accounting for advances made to Indian tribes and other ordinary items and determined that a valuation allowance was appropriate at January 1, 2006 and January 2, 2005. Lakes evaluated all evidence and determined the negative evidence relating to net losses generated over the past four years outweighed the current positive evidence that Lakes believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Lakes recorded a 100% valuation allowance against these items at January 1, 2006 and January 2, 2005 based upon the above factors. Included in the loss before income taxes in 2004 is the settlement of $11.3 million related to the tax sharing agreement with Grand Casinos. Lakes has not recorded any tax related to the settlement payment of $11.3 million because Lakes believes this settlement is not taxable to Lakes.

Minority interest.  The minority interest portion of WPTE’s losses was $1.9 million in 2005 compared to $0.1 million in 2004. The amount represents the minority interest portion of WPTE net losses of $5.0 million.

Liquidity and Capital Resources

In December 2005, Lakes obtained a $20 million financing facility from the Lyle Berman Family Partnership (“Partnership”) and received a $10 million draw on this facility on December 16, 2005, which remained outstanding as of January 1, 2006 (Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K).

On February 15, 2006 we closed on a $50 million financing facility with an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility. See Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Approximately $10.2 million of the initial draw was used to repay in full our December 16, 2005, loan from the Partnership.

On June 22, 2006, Lakes borrowed $105 million under the Credit Agreement with Bank of America, N.A. (“BofA”) and certain other lenders. See Note 9 to the Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Approximately $25.2 million of the proceeds were used to repay in full our February 15, 2006 loan from PLKS. Pursuant to the terms of the Credit Agreement, we paid a closing fee of $1.5 million, incurred a discount on the initial draw of $1.1 million and were obligated to pay a $50,000 annual administrative agent fee to BofA. Lakes received net proceeds of approximately $78.1 million after costs and fees associated with the Credit Agreement and after repaying the PLKS financing facility. Approximately $22.4 million of the borrowings were used by Lakes to fulfill its remaining commitment to the Pokagon Band during June of 2006.

Additionally, we established a restricted cash interest reserve of approximately $19.1 million required by the Credit Agreement, for the sole purpose of paying the interest payments due over the first eighteen months of the term of the Credit Agreement on amounts advanced under the Credit Agreement.

At December 31, 2006, Lakes’ consolidated balance sheet included unrestricted cash and cash equivalents and short-term investment balances of approximately $69.6 million, comprised of our cash of $1.4 million, our short-term investments of $28.5 million, WPTE cash of $8.4 million and WPTE short-term investments of $31.3 million. WPTE cash and investments will not be used in our business. At December 31, 2006 the balance in the restricted cash interest reserve account was approximately $12.7 million.

On March 2, 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band and which have been assumed by the Pokagon Gaming Authority. As of December 31, 2006, the face value of Lakes’ notes receivable was approximately $102.6 million, including advances of approximately $71.2 million and accrued interest of approximately $31.4 million, to the Pokagon Gaming Authority for the development of the Pokagon Casino. On March 2, 2007, Lakes received proceeds of approximately $101.1 million based upon the accreted value of the Pokagon Gaming Authority loans on the March 2, 2007 settlement date, less a two percent discount to participants and transaction fees. The Pokagon notes receivable were adjusted to the fair value of 98% of their face value as of December 31, 2006. Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants. Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. This participation will be accounted for as a sale during fiscal 2007, but the sale will not have any effect on Lakes’ related management agreement with the Pokagon Band. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Current Report on Form 10-K.

Also on March 2, 2007, Lakes repaid the $105 million financing facility under the Credit Agreement with BofA, plus accrued interest and a one percent prepayment penalty, using proceeds from the Pokagon notes receivable participation transaction in addition to amounts received from the release of the interest reserve account related to the $105 million financing facility. In conjunction with this transaction, Lakes terminated its interest rate swap agreement related to the $105 million financing facility, resulting in a payment of approximately $0.5 million. The Pokagon notes receivable participation transaction and subsequent $105 million financing facility repayment and interest rate swap agreement termination resulted in net additional liquidity to Lakes of approximately $5 million during the first quarter of 2007.

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

We currently believe that the casino development projects currently in progress and included in the table below will be constructed and achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that Lakes would incur substantial or complete losses on its notes receivable from Indian tribes and related intangible assets associated with Indian Casino projects. In addition, if Lakes’ current casino development projects are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, Lakes may lack the funds to compete for and develop future gaming or other business opportunities and Lakes’ business could be adversely affected to the extent that we may be forced to cease our operations entirely.

Following is a table summarizing remaining contractual obligations as of December 31, 2006 (in millions):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	—	—	—	—	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes operating leases(6)	1.1	0.8	0.3	—	—
BofA financing facility(7)	105.0	—	—	105.0	—
WPTE operating leases(8)	4.0	0.9	1.8	1.3	—
WPTE purchase obligations(9)	1.2	0.6	0.6	—	—

	$111.3	$2.3	$2.7	$106.3	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 31, 2006.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of a casino project. Lakes and the Jamul Tribe are currently re-evaluating the scope of the project planned to be built, which may change the overall financing needs to complete the project. There can be no assurance that third party financing will be available.

(3)	The development agreement provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $50.0 million. We may increase our commitment to the Shingle Springs Tribe by up to $25.0 million, subject to approval by the NIGC, which is currently in progress. Although we are not required to fund these amounts, if we discontinue the funding prior to fulfilling the obligation, we would forfeit the rights under the management contract.

(4)	We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band in accordance with the management contract which is payable once the casino opens over 24 months.

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(7)	On June 22, 2006, we closed on a $105 million financing facility under the Credit Agreement with BofA and certain other lenders. Any funds drawn on the facility bear interest at the rate of LIBOR plus 6.25% per annum, interest payable in arrears quarterly, and are due and payable in full on the fourth anniversary of the closing date. On March 2, 2007, Lakes repaid this financing facility using proceeds received from the Pokagon notes receivable participation transaction and amounts previously included in an interest reserve account related to the $105 million financing facility. See Note 9 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(8)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five year lease term. The lease obligations presented include rent payments for our Israel office facilities in Nahariya and Jerusalem. The amounts set forth in the table above include monthly lease payments through June 2011.

(9)	WPTE purchase obligations are related to the development of worldpokertour.com. These obligations relate to the gaming and non-gaming aspects of the website.

We have incurred cumulative development and land development costs of approximately $6.4 million and $1.7 million, respectively, relating to the development of a Company-owned non-Indian casino in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes’ expects to begin construction on this project in 2008.

Our unrestricted cash balance and short-term investments, excluding WPTE cash and short-term investments, was approximately $30 million as of December 31, 2006. Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs. Additionally, we may be required to pay taxes up to approximately $12 million plus interest and fees in fiscal 2007 related to two tax matters. See Note 13 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

As a result of the fiscal 2007 Pokagon notes receivable participation transaction, we were able to pay off the $105 million financing facility, putting Lakes in a debt-free position. However, we anticipate that our operational and development needs may require us to obtain additional sources of financing during fiscal 2007. Therefore, we will explore additional financing alternatives as needed, which may include debt, equity or a combination thereof.

If the financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. We may raise additional capital through either public or private financings or the sale of some or all of our shares of WPTE, although it is not currently our intent to sell all of our interest in WPTE. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

Our cash requirements do not include construction-related costs that will be incurred when any of the projects begin construction. The construction of our Indian casino projects will depend on the ability of the tribes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

Critical accounting policies and estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs, income taxes, share-based compensation and derivative financial instruments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In accordance with the terms of the WPT and PPT agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes by TRV. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. WPTE presents product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses as WPTE is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues. Since WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain cash promotional expenses related to free bets and deposit bonuses along with customer charge backs as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned, by WPTE, as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying consolidated balance sheets.

Travel Channel participation:  WPTE accounts for royalty payments to TRV in accordance with the WPTE and PPT agreements, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. WPTE records these amounts in production costs as revenues from international television, consumer products licensing, home entertainment and merchandise are recognized.

Deferred television costs:  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead costs include costs that are directly related to production and are incremental costs. These costs primarily include office facilities and insurance related to production. Production overhead office facilities costs are determined based on percentage of space used and are allocated to television costs based on number of episodes. Production overhead insurance costs are allocated to television costs based on number of episodes. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships because WPTE has insufficient operating history to enable such anticipation. In January 2006, WPTE signed an agreement for the PPT with Discovery Communications, Inc, the parent company of TRV. Accordingly, once the agreement was executed PPT television costs began capitalization during the first quarter of fiscal 2006 and were expensed as episodes were delivered to and accepted by TRV. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by TRV of the completed episode. WPTE management estimates that 100% of the $1.7 million in capitalized deferred television costs as of December 31, 2006, are expected to be expensed in connection with episode deliveries by the end of fiscal 2007, and are therefore presented as current assets.

Investment:  On July 31, 2006, WPTE acquired an approximate 10% ownership interest in Cecure for approximately $2.9 million. Since WPTE has less than a 20% ownership interest and does not have the ability to exercise significant influence over Cecure, this investment is accounted for under the cost method and will be reviewed at least quarterly by management for declines in fair value that may be determined to be other-than-temporary, in accordance with EITF 03-1 , The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

Share-based compensation expense:  On January 2, 2006, we adopted the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R) and we have applied certain provisions of SAB 107 in our adoption of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of earnings (loss) and comprehensive earnings (loss). SFAS No. 123(R)supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As permitted by SFAS No. 123, we measured compensation cost for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $6.2 million for fiscal 2006 and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during fiscal 2005.

Upon adoption of SFAS No. 123(R), we continued the use of the Black-Scholes option pricing method that we had used to establish fair value of options granted prior to January 2, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Litigation defense costs:  We do not accrue for estimated future litigation defense costs, if any, to be incurred by us in connection with outstanding litigation and other disputed matters but instead, record such costs as the related legal and other services are rendered.

Income taxes:  Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. Lakes must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance. See “Recently issued accounting pronouncements,” below, for a discussion of the likely effects of adopting FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in the first quarter of fiscal 2007.

Derivative financial instruments:  From time to time Lakes may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.

The terms and conditions of a Credit Agreement in effect until March 2, 2007 required an interest rate swap agreement to manage exposure related to fluctuations in interest rates and to manage the overall cost of debt. The derivative is recognized as either an asset or liability and is recorded at estimated fair value. Lakes has elected hedge accounting for the interest rate swap under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Changes in the fair value of the instrument are reflected in accumulated other comprehensive earnings (loss) until the hedged item is recognized in earnings. Changes in estimated fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.

Accounting for long-term assets related to Indian casino projects:

Notes receivable.  We are involved as the exclusive developer and manager to or consultant for Indian-owned casino projects. We have formal procedures governing our evaluation of opportunities for potential casino projects that we follow before entering into agreements to provide financial support for the development of these properties. We determine whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to us sufficient to recover the asset. We initially evaluate the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the contractual amount due (principal plus stated interest). Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in our consolidated statement of earnings (loss) and comprehensive earnings (loss).

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

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we will amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties. During fiscal 2006 and fiscal 2005, impairment of intangible assets related to Indian casino projects were approximately $1.2 million and $0.1 million, respectively.

Land held for development.  Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, we can sell it. We evaluate these assets for impairment in combination with intangible assets related to acquisition of management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other.  Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects. See Note 14 to the Consolidated Financial Statements included in Item 8 of this Current Report on Form 10-K.

In addition, we incur certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

The consolidated balance sheets as of December 31, 2006 and January 1, 2006 include long-term assets related to Indian casino projects of $243.8 million and $155.8 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

	January 1, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$44,028	$26,550	$12,957	$3,527	$87,062
Intangible assets related to Indian casino projects	18,356	18,755	7,872	1,105	46,088
Land held for development	—	8,836	6,643	769	16,248
Other	93	1,600	828	3,857	6,378

	$62,477	$55,741	$28,300	$9,258	$155,776

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Pokagon Band:

	As of December 31, 2006	As of January 1, 2006

Face value of note (principal and interest)	$102,601	$61,827
	$(71,176 principal and $31,425 interest)	$(46,445 principal and $15,382 interest)
Estimated months until casino opens (weighted average of three scenarios)	7 months	32 months
Projected interest rate until casino opens	9.0%	8.2%
Projected interest rate during the loan repayment term	9.0%	8.2%
Discount rate	2%	15%
Repayment terms of note	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Pokagon Band.”

Shingle Springs Tribe:

	As of December 31, 2006	As of January 1, 2006

Face value of note (principal and interest)	$55,942	$46,446
	$(42,310 principal and $13,632 interest)	$(37,905 principal and $8,541 interest)
Estimated months until casino opens (weighted average of three scenarios)	28 months	37 months
Projected interest rate until casino opens	9.98%	9.20%
Projected interest rate during the loan repayment term	9.76%	9.10%
Discount rate	15%	15%
Projected repayment terms of note*	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	85%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of December 31, 2006	As of January 1, 2006

Face value of note (principal and interest)	$32,952	$21,247
	($24,509 principal and $8,443 interest)	($16,858 principal and $4,389 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	34 months
Projected interest rate until casino opens	9.98%	9.2%
Projected interest rate during the loan repayment term	9.76%	9.2%
Discount rate	15.75%	15%
Repayment terms of note*	120 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

See discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

The following table represents a sensitivity analysis prepared by Lakes of the notes receivable from the Jamul Tribe, Pokagon Band and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Fiscal 2006	Sensitivity Analysis
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Pokagon Band	$100,544	$95,478	$100,116	$95,071	$101,557	$100,975	$101,992
Shingle Springs Tribe	$40,912	$38,469	$39,269	$36,923	$43,355	$42,623	$45,166
Jamul Tribe	$20,754	$19,548	$19,815	$18,664	$21,960	$21,738	$23,002

	$162,210	$153,495	$159,200	$150,658	$166,872	$165,336	$170,160

	Fiscal 2005	Sensitivity Analysis
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Pokagon Band	$44,028	$41,752	$41,591	$39,449	$46,304	$46,620	$49,040
Shingle Springs Tribe	$26,550	$24,632	$25,187	$23,367	$28,467	$27,985	$30,005
Jamul Tribe	$12,957	$12,176	$12,322	$11,581	$13,739	$13,626	$14,450

	$83,535	$78,560	$79,100	$74,397	$88,510	$88,231	$93,495

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

The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of December 31, 2006 and January 1, 2006. The notes receivable are carried on the consolidated balance sheets as of December 31, 2006 and January 1, 2006 at their estimated fair values of $160.4 million and $87.1 million, respectively.

	Balance as of December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
Advances Principal Balance	Band	Tribe	Tribe	Other	Total
	(In thousands)

Note Receivable, pre-construction(a),(c)	$47,070	$42,310	$23,559	$1,386	$114,325
Note Receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note Receivable, land(b),(c)	10,930	—	950	756	12,636

	$71,176	$42,310	$24,509	$2,142	$140,137

	Balance as of January 1, 2006
		Shingle
	Pokagon	Springs	Jamul
Advances Principal Balance	Band	Tribe	Tribe	Other	Total
	(In thousands)

Note Receivable, pre-construction(a),(c)	$22,344	$37,905	$15,908	$3,904	$80,061
Note Receivable, non — gaming land(b)	13,176	—	—	—	13,176
Note Receivable, land(b),(c)	10,925	—	950	570	12,445

	$46,445	$37,905	$16,858	$4,474	$105,682

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the Pokagon Band in connection with the casino project. With respect to the Pokagon Casino project, a portion of the land will be used by the tribe separate from the casino project land.

(c)	Amounts listed in the other column represents amounts advanced under the agreements relating to the Iowa Tribe’s Ioway Casino and the Pawnee Nation’s Trading Post Casino.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at December 31, 2006 and January 1, 2006 (in thousands):

	December 31,	January 1,
Pokagon Band	2006	2006

Monthly stipend	$12,000	$9,625
Construction	23,411	2,635
Legal	1,898	1,634
Environmental	652	650
Design	9,109	7,800

	$47,070	$22,344

	December 31,	January 1,
Shingle Springs Tribe	2006	2006

Monthly stipend	$7,690	$6,390
Construction	1,657	1,623
Legal	13,790	12,195
Environmental	1,680	1,588
Design	9,554	9,306
Gaming license	3,626	3,426
Lobbyist	4,313	3,377

	$42,310	$37,905

	December 31,	January 1,
Jamul Tribe	2006	2006

Monthly stipend	$4,451	$3,841
Construction	649	326
Legal	3,675	3,340
Environmental	1,985	1,668
Design	9,578	4,168
Gaming license	641	511
Lobbyist	2,580	2,054

	$23,559	$15,908

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

The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	December 31, 2006	January 1, 2006

No. of Class III slot machines	3,000	3,000
No. of Table games	90	90
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	$282	$275
Win/Table game/day — 1st year	$1,481	$1,444
Win/Poker game/day — 1st year	$1,025	$1,000
Expected increase (decrease) in management fee cash flows	Year 2 — 26.5%	Year 2 — 2.1%
	Year 3 — 4.3%	Year 3 — 1.9%
	Year 4 — 3.8%	Year 4 — 3.6%
	Year 5 — 4.1%	Year 5 — 2.8%

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

Jamul Tribe

Lakes and the leaders of the Jamul Tribe are currently in discussions to determine the size and scope of the proposed casino project. Lakes and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. As of December 31, 2006, Lakes has included assumptions within its financial model that reflect current discussions with the Jamul Tribe to potentially reduce the size of the planned casino facility as a result of comments received from various state agencies including representatives from the California Governor’s office related to the Jamul Tribe’s project. See “Business — Indian Casino Business — Development and Financing of Jamul Casino.”

	December 31, 2006	January 1, 2006

No. of Class III slot machines	—	349
No. of Class II electronic gaming devices	1,000	1,651
No. of Table games	20	65
No. of Poker tables	5	10
Win/Class III slot machine/day — 1st year	—	$307
Win/Class II electronic gaming devices/day — 1st year	$250	$220
Win/Table game/day — 1st year	$900	$1,100
Win/Poker table/day — 1st year	$650	$650

The San Diego market contains other Indian-owned casinos in the surrounding area, each of which is self-managed. Because of the proprietary nature of those operations no public information is readily attainable. However, based on the apparent successful nature of their operations (large casinos which continually expand, new hotel developments, new golf courses, etc.) coupled with our knowledge of their operations, we feel that a successful operation can be built.

Shingle Springs Tribe

	December 31, 2006	January 1, 2006

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,651
No. of Table games	100	100
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	—	$350
Win/Class II electronic gaming devices/day — 1st year	—	$250
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	—
Win/Table game/day — 1st year	$1,275	$1,275
Win/Poker table/day — 1st year	$624	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 8.0%	Year 2 — 5.5%
	Year 3 — 7.5%	Year 3 — 4.3%
	Year 4 — 7.1%	Year 4 — 3%
	Year 5 — 6.4%	Year 5 — 5.1%
	Year 6 — (12.3)%	Year 6 — (17)%
	(management fees were reduced in year six)	(management fees were reduced in years six and seven)
	Year 7 — 11.7%	Year 7 — 1.5%

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

As of December 31, 2006 and January 1, 2006 no impairment was recognized on the Pokagon, Shingle Springs or Jamul projects.

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  In July 1999, we entered into a development agreement and management contract, which have been subsequently amended, with the Pokagon Band, a federally recognized tribe with a compact with the State of Michigan, to develop and manage a casino on approximately 675 acres in southwest Michigan. The first phase of the casino is planned to include approximately 3,000 machines, 90 table games, a 20 table poker room, various restaurant and bar venues, a hotel, enclosed parking, a childcare facility and arcade, and various other resort amenities.

On June 22, 2006, the Pokagon Band closed on a $305 million senior note financing and a $75 million commitment for furniture, furnishings and equipment to fund the remainder of the Pokagon Casino project. Construction of the casino began during June 2006, and is currently on schedule and on budget with an anticipated opening date in August of 2007.

Per the development agreement, as amended, we advanced approximately $71.2 million for purchase of land and for the initial development phase of the project. Repayment of these advances is subordinated to the Pokagon Gaming Authority’s $305 million senior indebtedness and the FF&E commitment relating to the Pokagon Casino.

On March 2, 2007 , Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band and which have been assumed by the Pokagon Gaming Authority. As of December 31, 2006, the face value of Lakes’ notes receivable was approximately $102.6 million, including advances of approximately $71.2 million and accrued interest of approximately $31.4 million, to the Pokagon Gaming Authority for the development of the Pokagon Casino. On March 2, 2007, Lakes received proceeds of approximately $101.1 million based upon the accreted value of the Pokagon Gaming Authority loans on the March 2, 2007 settlement date, less a two percent discount to participants and transaction fees. The Pokagon notes receivable were adjusted to the fair value of 98% of their face value as of December 31, 2006. Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants. Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. This participation will be accounted for as a sale during fiscal 2007, but the sale will not have any effect on Lakes’ related management agreement with the Pokagon Band. See Note 20 to the Consolidated Financial Statements included in Item 8 of this Current Report on Form 10-K.

We will receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract, as amended, is currently planned for five years beginning when the casino opens to the public and may extend for a total of seven years under certain circumstances. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Pokagon Casino. The Pokagon Band may terminate the management contract after five years from the opening of the casino if any of certain required elements of the project have not been developed or certain financial commitments to the Pokagon Band have not been met. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The NIGC approved the management contract in March 2006.

We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band in accordance with the management contract which is payable once the casino opens over 24 months. In accordance with the management contract, we contributed $1 million to the Pokagon Band scholarship fund in April 2006 because the land was taken into trust and the management contract was approved by the NIGC.

Our evaluation of critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Pokagon project as of the end of fiscal 2006, fiscal 2005 and fiscal 2004. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Yes	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior permits the Pokagon Band to commence construction of the Pokagon Casino.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.
Usable county agreement, if applicable	Yes	Yes	Yes

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	Yes	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.
Resolution of all litigation and legal obstacles	No, The Michigan Supreme Court has now agreed to hear the appeal by TOMAC of its claims against various defendants (but not the Pokagon Band) that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.	No, pending litigation regarding land in trust.
Financing for construction	Yes. Financing for the project was completed on June 22, 2006. A $305 million senior note financing and $75 million FF&E credit facility were completed on this date.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress.  The estimated probability rate was increased from 75% to 90% in fiscal 2005 due to an evaluation of all critical milestones and due to the favorable federal judge ruling issued in March 2005 that allowed the land to be taken into trust by the Federal Government. TOMAC filed for an appeal and the appeal was heard on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band.

The estimated probability rate was increased from 90.0% to 99.0% in fiscal 2006, as the management contract was approved by the NIGC in March 2006 and the appeal deadline passed for TOMAC to appeal the January 6, 2006 favorable federal judge ruling that allowed the land to be taken into trust by the Federal Government. In a separate matter, the Michigan Supreme Court has now agreed to hear the appeal by TOMAC of its claims against various defendants, but not the Pokagon Band, that the Compact entered into with the State of Michigan is invalid even though the Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid because the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).

Due to the status of the critical milestones as described above, the weighted-average estimated casino opening date was moved ahead from October 2008 to August 2007 during fiscal 2006.

Shingle Springs

Business arrangement.  Plans for the Shingle Springs Casino project include an approximately 1,100,000 square-foot facility (including approximately 85,000 square feet of casino space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, 20 poker table games, as well as restaurants, enclosed parking and other facilities.

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

The development agreement provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $50.0 million. The transition loan currently calls for a maximum of $40.0 million of pre-construction advances. We may increase our commitment to the Shingle Springs Tribe by up to $25 million, subject to approval by the NIGC, which is currently in progress. Although we are not required to fund these amounts, if we discontinue the funding prior to fulfilling the obligation, we would forfeit the rights under the management contract.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of fiscal 2006, fiscal 2005 and fiscal 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	Yes	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.
Resolution of all litigation and legal obstacles	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.
Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Shingle Springs Casino is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and VRL, another local group, commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the Court ruled in favor of the CalTrans on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, VRL, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals was heard in August 2005. In November 2005, the Appeals Court issued its decision on these appeals. The Appeals Court ruled in favor of CalTrans’ appeal, rejecting El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Appeals Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and VRL against the EIR prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Appeals Court held that CalTrans must supplement its environmental analysis by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Appeals Court decision to be depublished. The Appeals Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the Supplemental EIR.

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

On November 3, 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe Rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence. On February 16, 2007, VRL filed a motion for stay, pending appeal with the Appeals Court seeking to stay any construction during the pendency of the appeal. On March 2, 2007, the Appeals Court denied VRL’s motion.

Lakes has an agreement with the Shingle Springs Tribe which has been approved by the NIGC, to develop and manage the casino and are ready to proceed with securing financing and starting construction when the permit is issued.

On February 1, 2007, a subsidiary of Lakes transferred to the Shingle Springs Tribe approximately 5.6 acres of property located in El Dorado County, California for a purchase price of approximately $0.5 million, which was added to the outstanding development loan balance from the Shingle Springs Tribe. The transfer allows the Shingle Springs Tribe necessary access to land needed for the commencement of the construction process, subject to all remaining governmental and regulatory approvals. The land transfer will be recorded in the first quarter of Lakes’ fiscal 2007.

As a result of achieving the critical milestones as described above, construction of the interchange and casino could begin as early as mid fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction. During fiscal 2006, the weighted-average estimated casino opening date was moved from February 2009 to April 2009.

Jamul Tribe

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California.

Lakes acquired its initial interest in the development financing and services agreement contracts for the Jamul casino from Kean Argovitz Resorts-Jamul, LLC (“KAR — Jamul”) in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz). The term of the contract is expected to be five or seven years. Under the current agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the casino agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the development financing and services agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing, from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the Jamul Casino. There can be no assurance that third party financing will be available with acceptable terms, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under the current development financing and services agreement, Lakes is entitled to receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus 5%. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount.

Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe are evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Resolution of any requests by the State related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is within acceptable limits to the Jamul Tribe. Depending on which direction the Jamul Tribe decides to take, the proposed gaming facility will be reduced in size and scope. Should the planned gaming facility decrease in size and/or become a solely class II electronic gaming device facility which would not require a compact, the agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

Lakes’ Evaluation of the Critical Milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal 2006, fiscal 2005 and fiscal 2004. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
		could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.
Any other significant project milestones or contingencies, the outcome of which could	Yes. The Jamul Tribe and the State of California have had a series of recent meetings	No others known at this time by Lakes.	No others known at this time by Lakes.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
have a material affect on the probability of project completion as planned	to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress.  We entered into a development financing and services agreement with the Jamul Tribe in March 2006 as discussed above which eliminated the need for land contiguous to the reservation land being taken into trust. There is no requirement that the NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land in trust process. The execution of the development financing services agreement increased the probability of opening the casino development project from 80% to 85% during fiscal 2006.

Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or the Jamul Tribe could choose to operate only class II gaming devices without a compact. This number of gaming devices is adequate under either approach to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.

The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, we and the Jamul Tribe formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. The design of the project was changed significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land.

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for various alternatives and concluded that each alternative would result in a successful operation assuming that adequate financing can be obtained. Therefore, we believe this project will be successfully completed.

We and the leaders of the Jamul Tribe are currently evaluating what type of casino facility will be built to determine when construction will start and when casino operations will begin. Any change in the proposed gaming facility recommended by Lakes and the Jamul Tribal leaders will be subject to approval by the Jamul Tribe, but will not be subject to approval by the State or the NIGC.

Iowa Tribe

Business arrangement.  On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and The Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. Lakes will provide consulting services to assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) assisting in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Ioway Casino”); and (ii) assisting with operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins Oklahoma (the “Cimarron Casino”). Lakes will also provide management services for the Tribe’s casino operations at each location subject to regulatory approval.

Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

Ioway Casino.  For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino, and a flat monthly fee of $500,000 commencing upon the opening of the project.

Lakes has agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy-out the contract, all outstanding amounts owed to Lakes become immediately due and payable if not already paid. Subject to certain conditions, Lakes agreed to make advances for the Ioway Casino’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes operated under the Cimarron Consulting agreement until the approval of the Cimarron Management Contract which occurred on May 1, 2006, and is currently managing the Cimarron Casino under that agreement. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The fee under the Cimarron Consulting agreement consisted entirely of a limited flat monthly fee of $50,000.

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20 percent of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe.

Lakes’ Evaluation of the Ioway casino projects.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

	December 31, 2006	January 1, 2006

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.
Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress.  Long-term assets have been recorded as it is considered probable that the Ioway Casino project will result in economic benefit to

Lakes sufficient to recover Lakes investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Ioway Casino could open as early as third quarter of fiscal 2008.

Pawnee Nation of Oklahoma

Business arrangement.  In January 2005, Lakes entered into three gaming development and consulting agreements (collectively “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively “Pawnee Management Contracts”) with three wholly-owned subsidiaries of the Pawnee Nation in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.

On December 1, 2006, Lakes announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. The consulting agreement and management contract were originally entered into in January 2005, and since then several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. Lakes, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

For its consulting services, Lakes is receiving monthly fees of $5,000 related to the Trading Post Casino project and is to receive monthly fees of $25,000 and $250,000 from the Travel Plaza Casino and Chilocco Casino projects, respectively, upon their completion. Lakes had also planned to manage each of these facilities under management contracts, subject to regulatory approvals.

As of December 31, 2006, Lakes has advanced approximately $4.8 million to the Pawnee TDC related to the Chilocco Casino and Travel Plaza projects under the existing agreements. Lakes intends to work with the Pawnee TDC to resolve all of the financial terms of the contracts including repayment of the advances if the project agreements are in fact terminated as a result of the Pawnee Business Council’s decision. However, if the agreements are terminated, there can be no assurance that Lakes will receive any future fees related to these projects or that it will be repaid in full for its advances. As of December 31, 2006, the completion of the Chilocco Casino and Travel Plaza projects is unlikely. As a result, the accompanying consolidated financial statements reflect unrealized losses on notes receivable and impairment losses related to the advances made for the Chilocco Casino and Travel Plaza projects and the related management contract rights of approximately $4.5 million and $1.2 million, respectively.

Kickapoo Tribe

Lakes entered into consulting agreements and management contracts with the Kickapoo Tribe effective January 2005 to improve the performance of the gaming operations conducted at the Kickapoo Tribe’s existing Lucky Eagle Casino in Eagle Pass, Texas, located approximately 140 miles southwest of San Antonio. During the third quarter of fiscal 2005 Lakes’ relationship with the Kickapoo Tribe deteriorated and in November 2005, Lakes and the Kickapoo Tribe terminated their business relationship. As of January 1, 2006, Lakes had advanced approximately $2.3 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $3.9 million. During fiscal 2005, Lakes recorded a loss of approximately $6.2 million as a result of the terminated business relationship. In April 2006, Lakes entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, we received a cash payment of approximately $2.6 million as reimbursement for payments made directly by us to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to us at such time as we transfer title to certain land owned by us in Texas to the Kickapoo Tribe. During fiscal 2006, we also received releases from the vendors related to the $3.9 million in unpaid invoices. As a result, the $6.2 million loss was reversed and is included in unrealized gains on notes receivable for the fiscal 2006 year- ended. As of December 31, 2006, there are no remaining liabilities subject to the Settlement Agreement. Currently, we are negotiating with the Kickapoo Tribe to transfer the Texas land to them.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the effect that SFAS Nos. 157 and 159, if any, will have on our financial position, results of operations and operating cash flows.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which interprets FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 for fiscal 2007 as required, and we currently expect that the cumulative effect of adopting FIN 48 will be to record additional tax liability and a reduction of retained earnings of approximately $1.4 million in the first quarter of fiscal 2007. It is not currently expected that FIN 48 will have a material impact on WPTE.

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

Regulation and taxes

We and the owners of the existing and planned casinos that we are and will be working with are subject to extensive regulation by state gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2006, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our consolidated statement of earnings (loss) and comprehensive earnings (loss). As of December 31, 2006, we had $43.0 million of notes receivable, at fair value with a floating interest rate (principal amount of $44.7 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $4.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.4 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.4 million in interest income over the same twelve-month period.

The $105 million financing facility under the Credit Agreement with BofA entered into on June 22, 2006 exposed us to interest rate risk because of its variable interest rate equal to 3-month LIBOR plus 6.25%. We entered into an interest rate swap agreement as required by our Credit Agreement to manage the variability of the cash flows in the interest payments due to changes in the LIBOR interest rate. The interest rate swap effectively converted our variable-rate debt to a fixed rate. The $105 million financing facility outstanding was repaid on March 2, 2007, and the related interest rate swap agreement was also terminated during March of 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENTS

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2006 and January 1, 2006, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Entertainment, Inc. and Subsidiaries as of December 31, 2006 and January 1, 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Piercy Bowler Taylor & Kern

Piercy, Bowler, Taylor & Kern
Certified Public Accountants and Business Advisors
A Professional Corporation

Las Vegas, Nevada
March 13, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Lakes Entertainment, Inc.:
Minnetonka, Minnesota

We have audited the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity, and cash flows of Lakes Entertainment, Inc. and subsidiaries (the “Company”) for the year ended January 2, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Lakes Entertainment Inc. and subsidiaries for the year ended January 2, 2005 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Minneapolis, Minnesota
November 30, 2005

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	January 1,
	2006	2006
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$9,759	$9,912
(balance includes $8.4 million and $1.7 million of WPT Enterprises, Inc. cash)
Restricted cash	12,738	—
Short-term investments	59,863	26,735
(balance includes $31.3 million and $26.7 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable, net of allowance of $0.0 million and $0.1 million	2,963	3,072
Other current assets	2,706	2,424

Total current assets	88,029	42,143

Property and equipment, net	17,460	13,916

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	164,308	87,062
Land held for development	16,790	16,248
Intangible assets	54,279	46,088
Other	8,450	6,378

Total long-term assets related to Indian casino projects	243,827	155,776

Other assets:
Restricted cash	453	249
Investments	2,923	10,640
Deferred tax asset	6,248	6,852
Debt issuance costs	1,972	19
Other long-term assets	264	1,015

Total other assets	11,860	18,775

Total Assets	$361,176	$230,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,345	$8,394
Income taxes payable	14,593	10,933
Accrued payroll and related costs	2,480	1,125
Deferred revenue	4,740	5,150
Accrued interest	312	66
Other accrued expenses	1,879	2,093

Total current liabilities	29,349	27,761

Long-term debt, related party	—	10,000
Long-term debt, other, net of unamortized discount of $0.9 million	104,471	—

Total Liabilities	133,820	37,761

Commitments and contingencies
Minority interest in subsidiary	16,764	14,466
Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 and 0 issued and outstanding at December 31, 2006 and January 1, 2006, respectively	45	—
Common stock, $.01 par value; authorized 200,000 shares; 22,949 and 22,300 issued and outstanding at December 31, 2006, and January 1, 2006, respectively	229	223
Additional paid-in capital	176,419	154,301
Retained earnings	34,357	13,410
Accumulated other comprehensive earnings (loss)	(458)	10,449

Total shareholders’ equity	210,592	178,383

Total Liabilities and Shareholders’ Equity	$361,176	$230,610

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
For the Fiscal Years ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004
	(In thousands, except per share data)

Revenues:
License fee income	$23,220	$14,887	$15,785
Host fees, sponsorship, online gaming and other	6,097	3,176	1,772
Consulting and development fees	555	159	—

Total Revenues	29,872	18,222	17,557

Costs and Expenses:
Selling, general and administrative	35,236	28,553	16,447
Production costs	10,316	9,987	10,244
Net impairment losses	1,223	882	6,244
Depreciation and amortization	622	469	598

Total Costs and Expenses	47,397	39,891	33,533

Net unrealized gains on notes receivable	51,724	5,215	3,054

Earnings (Loss) From Operations	34,199	(16,454)	(12,922)

Other Income (Expense):
Interest income	3,411	1,631	775
Interest expense, related party	(137)	(66)	—
Interest expense, other	(8,221)	—	—
Amortization of debt issuance costs	(590)	—	—
Loss on extinguishment of debt	(6,821)	—	—
Gain on sale of investment	10,216	—	—
Legal settlement received	—	—	11,250
Other	76	(1)	40

Total other income (expense), net	(2,066)	1,564	12,065

Earnings (loss) before income tax provision (benefit), equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	32,133	(14,890)	(857)
Income tax provision (benefit)	8,217	(1,161)	4,042

Earnings (loss) before equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	23,916	(13,729)	(4,899)
Equity in earnings (loss) of unconsolidated investees, net of tax	(3)	8	748

Earnings (loss) before minority interest	23,913	(13,721)	(4,151)
Minority interest in net (earnings) loss of subsidiary	(2,966)	1,851	110

Net earnings (loss)	20,947	(11,870)	(4,041)

Other comprehensive earnings (loss):
Unrealized gains (losses) on marketable securities, net of tax	(282)	10,455	(6)
Change in estimated fair value of derivatives	(409)	—	—

Comprehensive earnings (loss)	$20,256	$(1,415)	$(4,047)

Earnings (loss) per share — basic	$0.92	($0.53)	($0.18)

Earnings (loss) per share — diluted	$0.85	($0.53)	($0.18)

Weighted-average common shares outstanding — basic	22,773	22,300	22,109

Dilutive effect of common stock equivalents	1,881	—	—

Weighted-average common shares outstanding — diluted	24,654	22,300	22,109

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended December 31, 2006, January 1, 2006, and January 2, 2005

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings (Loss)	Equity
	(In thousands)

2004
Balances, December 28, 2003	—	—	21,474	$215	$132,291	$29,321	$0	$161,827
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of stock on options exercised — net	—	—	779	8	3,576	—	—	3,584
Subsidiary stock options issued to consultants and employees	—	—	—	—	1,574	—	—	1,574
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	20,454	—	—	20,454
Net loss	—	—	—	—	—	(4,041)	—	(4,041)

2005
Balances, January 2, 2005	—	—	22,253	223	157,895	25,280	(6)	183,392
Other comprehensive earnings, net of tax	—	—	—	—	—	—	10,455	10,455
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	29	—	—	29
Issuance of stock on options exercised — net	—	—	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	—	—	703	—	—	703
Expiration of repurchase commitment of subsidiary common shares	—	—	—	—	619	—	—	619
Net change in equity related to minority interest	—	—	—	—	(5,095)	—	—	(5,095)
Net loss	—	—	—	—	—	(11,870)	—	(11,870)

2006
Balances, January 1, 2006	—	—	22,300	223	154,301	13,410	10,449	178,383
Other comprehensive loss	—	—	—	—	—	—	(691)	(691)
Gain on sale of investment	—	—	—	—	—	—	(10,216)	(10,216)
Issuance of preferred stock and warrants	4,458	$45	—	—	4,709	—	—	4,754
Issuance of stock on options exercised — net	—	—	649	6	3,637	—	—	3,643
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	6,388	—	—	6,388
Income tax benefit of stock option exercises	—	—	—	—	3,909	—	—	3,909
Net change in equity related to minority interest	—	—	—	—	669	—	—	669
Net earnings	—	—	—	—	—	20,947	—	20,947

Balances, December 31, 2006	4,458	$45	22,949	$229	$176,419	$34,357	$(458)	$210,592

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Fiscal Years ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$20,947	$(11,870)	$(4,041)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	962	469	598
Amortization of debt issuance costs	590	—	—
Amortization of debt discount	498	—	—
Share-based compensation	6,492	796	1,366
Loss on extinguishment of debt	6,821	882	—
Net unrealized gains on notes receivable	(51,724)	(5,215)	(3,054)
Gain on sale of investment	(10,216)	—	—
Minority interest in net earnings (loss) of subsidiary	2,966	(1,851)	(110)
Equity in earnings (loss) of unconsolidated investees	3	(8)	(1,207)
Deferred income taxes	604	(2,437)	(555)
Change in valuation allowance related to deferred income taxes	—	—	6,455
Net impairment losses	1,223	—	6,244
Increases in operating (assets) and liabilities:
Accounts receivable	483	(1,034)	(1,025)
Other current assets	(65)	(161)	(131)
Income taxes payable	3,660	5,476	(1,758)
Accounts payable	(1,061)	1,128	(80)
Deferred revenue	(411)	1,870	2,775
Accrued expenses	1,388	(1,056)	1,929

Net Cash (Used in) Provided by Operating Activities	(16,840)	(13,011)	7,406

INVESTING ACTIVITIES:
Short-term investments, purchases	(96,518)	(42,450)	(29,936)
Short-term investments, sales/maturities	63,499	44,616	1,000
Proceeds from sale of land	—	5,000	5,612
Collections on notes receivable	3,019	—	—
Increases in long-term assets related to Indian casino projects	(41,657)	(17,039)	(16,386)
Investments in unconsolidated investees	(2,923)	—	(577)
Proceeds from sale of investment	10,246	850	1,683
Purchase of property and equipment	(5,276)	(6,880)	(961)
Decrease (increase) in other long-term assets	(71)	(37)	(208)

Net Cash Used in Investing Activities	(69,681)	(15,940)	(39,773)

FINANCING ACTIVITIES:
Increase in restricted cash	(12,943)	(4)	(244)
Debt issuance costs	(5,042)	—	—
Unrestricted cash proceeds from long-term debt	109,860	10,000	—
Restricted cash proceeds from long-term debt	19,090	—	—
Repayment of debt	(35,000)	—	—
Issuance of common and preferred stock	3,689	150	3,584
Issuance of common stock by subsidiary	—	—	32,404
Income tax benefit of stock option exercises	3,909	—	—
Shareholder trading settlement	2,805	—	—

Net Cash Provided by Financing Activities	86,368	10,146	35,744

Net (Decrease) Increase in Cash and Cash Equivalents	(153)	(18,805)	3,377
Cash and Cash Equivalents — Beginning of Period	9,912	28,717	25,340

Cash and Cash Equivalents — End of Period	$9,759	$9,912	$28,717

Cash paid during the period for:
Interest	$7,547	$0	$0

Income taxes	$98	$39	$256

Noncash investing and financing activities:
Capitalized television costs related to subsidiary stock options issued to consultants	$14	$117	$208

Acquisitions of long-term assets and advances related to Indian casino projects financed by vendors with accounts payable	$(2,347)	$(5,743)	$(1,047)

Acquisitions of property and equipment financed by vendors with accounts payable	$(42)	$(743)	$0

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business:

Organization and background information.   Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), was established as a public corporation on December 31, 1998, via a distribution of its common stock, par value $.01 per share (the “Common Stock”) to the shareholders of Grand Casinos.

Lakes has development, financing, consulting and management agreements for various Indian-owned casino properties and intends to manage or provide development and consulting services to such casinos when applicable regulatory approvals have been received and other contingencies have been satisfied. Lakes is also involved in other business activities, including development of a Company-owned casino and the purchase/license or development of new table game concepts for licensing to other casinos. In addition, as of December 31, 2006, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company principally engaged in the development, production and marketing of gaming themed televised programming, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes’ audited consolidated financial statements include the results of operations of WPTE, and substantially all of Lakes’ revenues for the periods reported have been derived from WPTE’s business.

Lakes, through various subsidiaries, has entered into the following contracts for the development and management of new casino operations, all of which are subject to various regulatory approvals and in some cases resolution of legal proceedings:

•	Lakes has contracts to develop and manage The Foothill Oaks Casino to be built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”).

•	Lakes has contracts to develop and manage the Four Winds Casino resort, which is being built on land placed into trust for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. The casino location will be near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago (the “Pokagon Casino”). The Four Winds Casino resort is currently under construction with an anticipated opening date in August of 2007.

•	Lakes has contracts to develop and manage a casino to be built on the Rancheria of the Jamul Indian Village (“Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”).

•	Lakes has consulting agreements and management contracts with the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in connection with developing, equipping and managing the Ioway Casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma and the Tribe’s existing Cimarron casino, located in Perkins, Oklahoma.

•	Lakes has consulting agreements and management contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC” referred to collectively as the “Pawnee Nation”) in connection with assisting the Pawnee Nation in developing, equipping and managing (1) the Chilocco Casino, which is planned to be built on approximately 800 acres of Indian gaming land owned by the Pawnee Nation in northern Oklahoma near the Kansas border, (2) the Pawnee Nation’s existing Trading Post casino operation in Pawnee, Oklahoma, and (3) the proposed casino operation at the Pawnee Nation’s existing Travel Plaza at the intersection of U.S. Highway 412 and State Highway 18, approximately 25 miles from Stillwater, Oklahoma. However, during fiscal 2006, the Pawnee Nation of Oklahoma Business Council (the “Pawnee Business Council”) declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. Lakes, the TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customers.  WPTE has entered into agreements with the Travel Channel, LLC (“TRV” or “Travel Channel”) pursuant to which TRV has an exclusive license to broadcast and telecast the episodes produced by WPTE in connection with Season One through Season Five of the World Poker Tour (“WPT”) television series and options to acquire similar licenses for the episodes comprising each of Seasons Six and Seven, which are planned to be produced during 2007, 2008 and 2009. In March 2006, TRV exercised its option for Season Five. TRV and WPTE were unable to arrive at economic terms for the broadcast rights for Season Six of the WPT television series prior to the original option deadline of March 10, 2007, and have extended the option period to April 1, 2007, and continue to negotiate. These economic terms have not yet been finalized but are expected to differ from the terms for previous seasons. Season Five episodes are scheduled to begin broadcasting on the Travel Channel in April 2007.

Under the agreements, WPTE is required to deliver each episode of the WPT television series by a specific delivery date. If WPTE fails to timely deliver an episode, TRV has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more episodes by WPTE may have a material adverse effect on the WPTE’s financial condition, results of operations and cash flow.

TRV’s decision to exercise its options may be affected by, among other things, WPTE’s ability to deliver episodes in a timely manner, as well as the quality of WPTE’s programming and its continued acceptance by the viewing public. Since WPTE’s revenue from TRV represented 58%, 42%, and 72% of WPTE’s total revenue in fiscal 2006, fiscal 2005 and fiscal 2004, respectively, a decision by TRV not to exercise its options for future seasons of the WPT would have a material adverse effect on WPTE’s financial condition, results of operations and cash flow and the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the World Poker Tour brand. However, if TRV does not exercise its option for future seasons, WPTE would then be able to market the show to other television networks.

Concentrations of credit risk.  The financial instruments that subject the Company to concentrations of credit risk consist principally of long-term assets related to Indian casino projects in the form of notes receivable due from Indian tribes (Note 5). The notes receivable are primarily with the Pokagon Band, the Shingle Springs Tribe and the Jamul Tribe. Lakes manages this risk by evaluating the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event these obligations become uncollectible, the maximum losses to be sustained would be the carrying value of the notes plus the net carrying value of the unamortized intangible assets. (Note 13 regarding tribal commitments.)

2.	Summary of significant accounting policies:

Use of estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next 12 months relate to revenue and related cost recognition relative to television production activity, realizability of notes receivable and other long-term assets related to Indian casino projects, income tax liabilities, and deferred income tax asset valuation allowances.

Year end.  The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss) ended on December 31, 2006 (“fiscal 2006”), January 1, 2006 (“fiscal 2005”), and January 2, 2005 (“fiscal 2004”).

Basis of presentation.  The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. An investment representing less than 50%, but not less than 20% of voting interests is accounted for on the equity method. All significant inter-company balances and transactions have been eliminated in consolidation. An investment that represents less than 20% of voting interests

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and which does not give the Company the ability to exercise significant influence over its investee is accounted for using the cost method. As of December 31, 2006, the minority interest represents approximately 39% outside ownership interest in WPTE.

Revenue recognition.  Revenue from the distribution of WPTE’s domestic and international television series is recognized as earned using the following criteria:

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

Online gaming revenues are recognized monthly based on gross online poker and casino activity. Costs, including management fees, royalties and credit card processing, are recorded as cost of revenues. Although WPTE utilizes a service provider, WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for sales and marketing. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer charge backs as reductions of gross revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees paid by host casinos for the privilege of hosting the events are recognized as the related episodes are aired.

TRV participation.  WPTE accounts for royalty payments made to TRV in accordance with WPT and PPT agreements. TRV retains a right to 15% of adjusted gross revenues from the exploitation of the World Poker Tour brand, after specified minimum amounts are met. WPTE records these amounts in production costs as revenue as the related international television, consumer products, and other licensing revenues are recognized.

Deferred revenue.  Deferred revenue consists of domestic television and product licensing advances, not yet earned and, host fees and sponsorship payments received prior to the airing of episodes.

Deferred television costs.  Deferred television costs (Note 4) include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the production such as office facilities and insurance. Shared facilities costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on the number of episodes. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode.

Cash equivalents.  Cash equivalents consist of money market funds and other highly liquid instruments with original maturities of three months or less.

Short-term investments.  The Company has classified all of its short-term investments as available for sale, which are stated at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss), net of related income taxes, in the accompanying statements of earnings (loss) and comprehensive earnings (loss). Fair market value is determined by reference to published market quotes or the most

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recent traded price of the security at the balance sheet date. Realized gains or losses are determined as of the settlement date on the specific identification cost method.

Fair values of financial instruments.  The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments. The fair values of investment securities have been determined using values supplied by independent pricing services. Notes receivable from Indian tribes are carried at estimated fair value determined as described below in the accounting policy under the heading “Long-term assets related to Indian casino projects.” The carrying amount of debt approximates its fair value at December 31, 2006 based upon other available financing.

Property and equipment.  Property and equipment (Note 8) is stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Leasehold improvements	2-6 years
Furniture and equipment	2-7 years

In the case of leasehold improvements, estimated useful lives are limited to the term of the lease, including period covered by renewal options considered likely to be exercised.

Long-term assets related to Indian casino projects

Notes receivable.  Lakes is involved as the developer and manager or consultant for Indian-owned casino projects. Lakes has formal procedures governing its evaluation of opportunities for potential development projects that it follows before entering into agreements to provide financial support for the development of these properties. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. No asset related to an Indian casino project is recognized unless it is considered probable that the project will be built and result in an economic benefit to the Company sufficient to recover the asset. Lakes initially evaluates the following six factors involving critical milestones that affect the probability of developing and operating a casino:

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

In addition to the above factors, Lakes also considers economic and qualitative factors affecting future economic benefits from the project, including the following:

•	An evaluation by management of the financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to us, including whether the project would be a financing, development and/or management opportunity.

The development phase of each relationship commences with the signing of the respective contracts and continues until the casinos open for business; thereafter, the management phase or consulting phase of the relationship, governed by the contract, continues for a period of up to seven years. Lakes, as developer and/or manager, has the exclusive right and obligation to develop, manage or provide consulting services, operate and maintain the casino and to train tribal members and others in the operation and maintenance of the casino during the term of the contract. Lakes also makes advances to the tribes to fund certain portions of the projects, which bear interest generally at prime plus 1% or 2%. Repayment of the advances and accrued interest is only required if the casino is successfully opened and distributable profits are available from the casino operations. Under the management contract Lakes typically earns a management fee calculated as a percentage of the net income of the operations. In addition, repayment of the loans and the manager’s fees under the management contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the tribe, repayment of various senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, management fees to Lakes, and other obligations, with the remaining funds distributed to the tribe.

Lakes accounts for its advances to the tribes and its management or consulting contracts as separate elements. The advances made to the tribes are accounted for as structured notes in accordance with the guidance contained in EITF No. 96-12. Because repayment of the notes is required only if a casino is successfully opened, Lakes advances may be at risk for reasons other than failure of the borrower to pay the contractual amounts due because if the casinos are not built the amounts due will not become contractually due. Accordingly, pursuant to the guidance in EITF No. 96-12, Lakes records its advances to tribes at estimated fair value. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects, the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset related to the acquisition of the management, consulting or financing contract. Subsequent to the initial recording, the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current fair value at each balance sheet date based on current assumptions related to the projects. The notes receivable are not adjusted to an amount in excess of the contractual amount due. Changes in estimated fair value are recorded as unrealized gains or losses on notes receivable in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss) (Note 5).

The determination of estimated fair value requires that assumptions be made and judgments be applied regarding casino opening dates, interest rates, discount rates and probabilities of the projects opening based on a review of critical milestones. If casino opening dates, interest rates, discount rates or the probabilities of the projects opening change significantly, the estimated fair value of the related note receivable is adjusted accordingly and Lakes could experience unrealized gains or losses that could be material.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114 Accounting by Creditors for Impairment of a Loan.

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts (Note 6) are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, Lakes will amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties. During fiscal 2006, fiscal 2005 and fiscal 2004, impairments of intangible assets related to Indian casino projects were approximately $1.2 million, $0.1 million and $4.5 million, respectively.

Land held for development.  Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company can sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other.  Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. Once paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects (Note 14).

In addition, Lakes incurs certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-based compensation.  On January 2, 2006, the Company adopted the Statement of Financial Accounting Standard, Share-Based Payment-Revised 2004 (“SFAS No. 123(R)”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values (Note 11).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its consolidated statement of earnings (loss) and comprehensive earnings (loss). SFAS No. 123(R)supersedes Lakes previous accounting under the provisions of SFAS No. 123. As permitted by SFAS 123, Lakes measured compensation cost for options granted prior to January 2, 2006, in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

Lakes adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of Lakes fiscal year 2006. In accordance with the modified prospective transition method, its consolidated financial statements for prior periods have not

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized in Lakes consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $6.2 million for fiscal 2006 and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during fiscal 2005.

Upon adoption of SFAS No. 123(R), Lakes continued the use of the Black-Scholes option pricing model that was used to establish fair value of options granted prior to January 2, 2006. Lakes determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to Lakes expected stock price volatility, and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation in fiscal 2005 and fiscal 2004 (in thousands, except per share data):

	For the Fiscal Year Ended
	2005	2004

Net loss:
As reported	$(11,870)	$(4,041)
Less: total stock-based compensation expense determined under the fair value method, net of related tax effects	(4,118)	(2,346)

Pro forma	$(15,988)	$(6,387)

Net loss:
As reported — basic and diluted	$(0.53)	$(0.18)
Pro forma — basic and diluted	$(0.72)	$(0.29)
Weighted-average fair value of Lakes’ options granted	$7.93	$5.14
Weighted-average fair value of WPTE options granted	$8.77	$5.52

Compensation expense of $0.8 million and $1.2 million in 2005 and 2004, respectively related to stock options issued to consultants has not been included in the tables above as these options are already recorded at fair market value and included in the reported net loss.

The fair value of each award under the option plans is estimated on the date of grant using the Black-Scholes option-pricing model, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

The volatility assumption is based on the historical weekly price data of Lakes’ common stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August of 2004.

The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 31, 2006. Management believes historical data is reasonably representative of future exercise behavior. Due to WPTE’s limited operating history including stock option exercised and forfeitures, WPTE calculated expected life the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS No. 123(R) will be reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

The following assumptions were used to estimate the fair value of options:

Lakes’ stock options:

	For the Fiscal Year Ended
	2006	2005	2004

Risk-free interest rate	4.73%	4.47%	4.24%
Expected life	8.2 years	10 years	10 years
Volatility	59.49%	62.7%	67.66%
Dividend yield	—	—	—

WPTE stock options:

	For the Fiscal Year Ended
	2006	2005	2004

Risk-free interest rate	4.61%	4.04%	4.05%
Expected life	6.0 to 6.5 years	5 years	5 years
Expected dividend yield	—	—	—
Annualized volatility	78.67%	99.30%	46.13%

Derivative financial instruments.  From time to time the Company may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.

The terms and conditions of a Credit Agreement (Note 9) require an interest rate swap agreement to manage exposure related to fluctuations in interest rates and to manage the overall cost of debt. The derivative is recognized as either an asset or liability and is recorded at estimated fair value. Lakes has elected hedge accounting for the interest rate swap under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended.

Changes in the fair value of the instrument are reflected in accumulated other comprehensive earnings (loss) until the hedged item is recognized in earnings. Changes in estimated fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.

Income taxes.  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

affect taxable income. The tax consequences of events recognized in the current year’s consolidated financial statements are included in determining income taxes currently payable. However, because tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenue, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in the consolidated financial statements.

Because it is assumed that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, hence giving rise to deferred tax assets and liabilities. The Company must then assess the likelihood that deferred tax assets will be recovered from future taxable income and, to the extent management believes that recovery is not likely, they must establish a valuation allowance. The Company recorded a 100 percent valuation allowance against all deferred income tax assets as of December 31, 2006 and January 1, 2006 except for deferred tax assets related to unrealized investment losses and carryovers (Note 10).

Litigation costs.  The Company does not accrue for future litigation costs, if any to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

Earnings (loss) per share.  For all periods, basic earnings (loss) per share (EPS) is calculated by dividing net earnings (loss) by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) per share in the future of 5,307,626 and 5,193,676 shares in fiscal 2005 and fiscal 2004, respectively, were not included in the computation of diluted earnings (loss) per share because the effects would have been anti-dilutive for the periods presented.

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

Reclassifications.  Certain minor reclassifications have been made to the fiscal 2005 and fiscal 2004 consolidated financial statements to conform to the fiscal 2006 presentation.

3.	Short-term investments

As of December 31, 2006, short-term investments were as follows (in thousands):

		Gross
		Unrealized	Fair
	Cost	Losses	value

U.S. treasury and agency securities	$9,999	$(24)	$9,975
Certificates of deposit	—	—	—
Short-term municipal bonds	41,050	—	41,050
Corporate bonds	8,863	(25)	8,838

	$59,912	$(49)	$59,863

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 1, 2006, short-term investments were as follows (in thousands):

		Gross
		Unrealized	Fair
	Cost	Losses	value

U.S. treasury and agency securities	$8,766	$(89)	$8,677
Certificates of deposit	155	(1)	154
Short-term municipal bonds	7,900	—	7,900
Corporate preferred securities	10,072	(68)	10,004

	$26,893	$(158)	$26,735

All of the investments with unrealized losses had been in a loss position for less than one year and are not considered to be other-than-temporarily impaired.

4.	Deferred television costs

As of December 31, 2006 and January 1, 2006 WPTE’s deferred television costs consist of the following and are included in other current assets (in thousands):

	December 31,	January 1,
	2006	2006

In-production	$1,180	$1,122
Development and pre-production	542	398

	$1,722	$1,520

As of December 31, 2006 and January 1, 2006, production overhead costs of $0.3 million were included in deferred television costs. Based upon management’s estimates as of December 31, 2006, 100% of deferred television costs are expected to be recognized during fiscal 2007 and accordingly, are shown as current assets.

5.	Long-term assets related to Indian casino projects — notes receivable

The majority of the assets related to Indian casino projects are in the form of notes receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the operating performance of each gaming facility. Repayments of the loans are required to be made only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe, repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon, repayment of various debt with interest accrued thereon due to Lakes, development, financing, consulting and management fees to Lakes, and other obligations, with the remaining funds distributed to the Indian tribe.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Indian casino projects, information with respect to the notes receivable account activity is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance as of December 28, 2003	$32,371	$14,599	$8,810	$1,020	$56,800

Total advances during fiscal 2004	2,820	8,648	2,131	492	14,091
Allocation to intangible asset	(1,413)	(4,160)	(891)	(415)	(6,879)
Changes in estimated fair value	2,153	2,688	(705)	(1,082)	3,054

Balance as of January 2, 2005	$35,931	$21,775	$9,345	$15	$67,066

Total advances during fiscal 2005	1,894	4,829	2,391	1,070	10,184
Total advances and project costs incurred related to the Kickapoo contract during fiscal 2005				6,251	6,251
Total advances and project costs incurred related to the Pawnee Nation’s Chilocco Casino and Travel Plaza during fiscal 2005				3,383	3,383
Allocation to intangible asset	(752)	(2,057)	(1,083)	(1,145)	(5,037)
Changes in estimated fair value	6,955	2,003	2,304	(6,047)	5,215

Balance as of January 1, 2006	$44,028	$26,550	$12,957	$3,527	$87,062

Total advances during fiscal 2006	24,731	4,405	7,650	1,153	37,939
Total advances and project cost repayment/release related to the Kickapoo contract during fiscal 2006				(6,251)	(6,251)
Total advances and project costs incurred related to the Pawnee Nation’s Chilocco Casino and Travel Plaza during fiscal 2006				1,897	1,897
Allocation to intangible asset	(4,167)	(1,632)	(1,888)	(590)	(8,277)
Indian casino consulting contracts	—	—	—	214	214
Changes in estimated fair value	35,952	11,589	2,035	2,148	51,724

Balance as of December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pokagon Band.  The terms and assumptions used to value the notes receivable at fair value related to the Pokagon Band are as follows (dollars in thousands):

	As of December 31, 2006	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$102,601	$61,827	$55,747
	$(71,176 principal and	$(46,445 principal and	$(44,550 principal and
	$31,425 interest)	$15,382 interest)	$11,197 interest)
Estimated months until casino opens (weighted average of three scenarios)	7 months*	32 months	33 months
Projected interest rate until casino opens	9.00%	8.20%	6.80%
Projected interest rate during the loan repayment term	9.00%	8.20%	8.20%
Discount rate	2%	15%	15%
Repayment terms of note	60 months	60 months	60 months
Probability rate of casino opening (weighting of four scenarios)	99%	90%	75%

*	Due to the status of the critical milestones as of December 31, 2006 as described above, the weighted-average scenarios were not used and the estimated casino opening date was moved ahead from October 2008 to August 2007 during fiscal 2006.

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

On June 22, 2006, the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million commitment for furniture, furnishings and equipment to fund the remainder of the Pokagon Casino. Construction of the casino began during June 2006, and is currently on schedule and on budget.

On March 2, 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band and which have been assumed by the Pokagon Gaming Authority. As of December 31, 2006, the face value of Lakes’ notes receivable was approximately $102.6 million, including advances of approximately $71.2 million and accrued interest of approximately $31.4 million, to the Pokagon Gaming Authority for the development of the Pokagon Casino. On March 2, 2007, Lakes received proceeds of approximately $101.1 million based upon the accreted value of the Pokagon Gaming Authority loans on the March 2, 2007 settlement date, less a two percent discount to participants and transaction fees. The Pokagon notes receivable were adjusted to the fair value of 98% of their face value as of December 31, 2006. Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants. Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. This participation will be accounted for as a sale during fiscal 2007, but the sale will not have any effect on Lakes’ related management agreement with the Pokagon Band (Note 20).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shingle Springs Tribe.  The terms and assumptions used to value the notes receivable at fair value related to the Shingle Springs Tribe are as follows (dollars in thousands):

	As of December 31, 2006	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$55,942	$46,446	$38,156
	$(42,310 principal and	$(37,905 principal and	$(33,076 principal and
	$13,632 interest)	$8,541 interest)	$5,080 interest)
Estimated months until casino opens (weighted average of three scenarios)	28 months	37 months	36 months
Projected interest rate until casino opens	9.98%	9.20%	7.90%
Projected interest rate during the loan repayment term	9.76%	9.10%	8.70%
Discount rate	15%	15%	15%
Projected repayment terms of note*	24 months	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	85%	70%	70%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

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

The Shingle Springs Casino is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices. Management believes that 1,650 electronic gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

The most significant milestone yet to be achieved for this project is commercial access to the reservation on which the casino will be built. The Shingle Springs Tribe received state regulatory approval of a necessary interchange to access the tribal land during 2002. Neighboring El Dorado County and Voices for Rural Living (“VRL”), another local group commenced litigation in federal and state courts against the California regulatory agencies attempting to block the approval of the interchange. During January of 2004, the Court ruled in favor of CalTrans on all of El Dorado County’s claims challenging CalTrans’ environmental review of the proposed casino project except that the court asked for clarification on one issue. The one remaining issue in the state case questions

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the state standards for ozone requirements of all of CalTrans projects throughout California. El Dorado County, VRL, CalTrans and the Shingle Springs Tribe filed an appeal and oral arguments on these appeals were heard in August 2005. In November 2005, the Appeals Court issued its decision on these appeals. The Appeals Court ruled in favor of CalTrans’ appeal, rejecting El Dorado County’s argument that the transportation conformity analysis did not conform to state standards. The Appeals Court also rejected all but two of the legal claims asserted in the appeal by El Dorado County and VRL against the Environmental Impact Report (“EIR”) prepared by CalTrans for the interchange that will connect Highway 50 to the Shingle Springs Rancheria. For the remaining two issues, the Appeals Court held that CalTrans must supplement its EIR by adding some discussion to the air quality chapter to further explain the project’s contribution to overall vehicular emissions in the region, and that CalTrans also must evaluate whether a smaller casino and hotel would reduce environmental impacts. On December 19, 2005, CalTrans filed a Petition for Review with the Supreme Court of the State of California, and on February 8, 2006 the Supreme Court denied the Petition for Review and ordered the Appeals Court decision to be depublished. The Appeals Court acknowledged CalTrans lacks jurisdiction to require the Shingle Springs Tribe to develop a smaller casino, but nevertheless required some discussion of this alternative in the Supplemental EIR (“SEIR”).

The SEIR was completed and published for public review and comment on May 18, 2006. A public review meeting was held and final public comments were subsequently received. Responses to comments were prepared and the final SEIR was issued in August, 2006. CalTrans issued an updated Finding of no Significant Impact (“FONSI”) and the documents were submitted on August 9, 2006 to the trial court for confirmation that the Appeals Court order has been met. In September 2006, one of the plaintiff’s, VRL, filed a second state suit in the California Environmental Quality Act (“CEQA”) case alleging that CalTrans did not properly process the SEIR.

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

On November 3, 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans’ proposed interchange that will connect Highway 50 to the Shingle Springs Tribe Rancheria. The Court’s decision effectively dismisses the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. The Court also sustained CalTrans’ demurrer in VRL’s subsequent lawsuit, putting an end to that lawsuit as well. Finally, the Court denied VRL’s request to stay the project. Although VRL has filed for a motion requesting an injunction, the Court has not ruled whether it will even consider the motion. The Court did instruct VRL that it could file its motion directly with the Appeals Court. The Court’s decision will allow CalTrans to issue the permit to allow construction of the interchange to commence. On February 16, 2007, VRL filed a motion for stay, pending appeal with the Appeals Court seeking to stay any construction during the pendency of the appeal. On March 2, 2007, the Appeals Court denied VRL’s motion.

Lakes has an agreement with the Shingle Springs Tribe which has been approved by the NIGC, to develop and manage the casino and are ready to proceed with securing financing and starting construction when the interchange construction permit is issued and the facility construction plans are finalized.

On February 1, 2007, a subsidiary of Lakes transferred approximately 5.6 acres of property located in El Dorado County, California to the Shingle Springs Tribe at Lakes’ cost of approximately $0.5 million. The transfer allows the Shingle Springs Tribe necessary access to land needed for the commencement of the construction process, subject to all remaining governmental and regulatory approvals.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2006, Lakes owns approximately 110 acres of land held for development located adjacent to the Shingle Springs Casino project location. The land held for development, recorded at its cost of approximately $8.7 million, is being held for future transfer at Lakes’ cost to the Shingle Springs Tribe. In the event that this land is not transferred, Lakes can sell it. Lakes evaluates these assets for impairment in combination with the intangible and other assets related to the acquisition of Indian casino projects (Note 2).

As a result of achieving the critical milestones as described above, construction of the interchange and casino could begin as early as mid fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction. During fiscal 2006, the weighted-average estimated casino opening date was moved from February 2009 to April 2009.

Jamul Tribe.  The terms and assumptions used to value the notes receivable at fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of December 31, 2006	As of January 1, 2006	As of January 2, 2005

Face value of note (principal and interest)	$32,952	$21,247	$17,306
	$(24,509 principal and	$(16,858 principal and	$(14,467 principal and
	$8,443 interest)	$4,389 interest)	$2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	34 months	36 months
Projected interest rate until casino opens	9.98%	9.20%	7.90%
Projected interest rate during the loan repayment term	9.76%	9.20%	8.70%
Discount rate	15.75%	15%	15%
Repayment terms of note*	120 months	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%	75%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.

In March 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe which eliminated the need for land contiguous to the reservation land being taken into trust. There is no requirement that the NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land in trust process. The execution of the development financing services agreement increased the probability of opening the casino development project from 80% to 85% during fiscal 2006.

Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could operate under their existing compacts which allow for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices, or the Jamul Tribe could choose to operate only class II electronic gaming devices without a

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compact. This number of gaming devices with either approach is adequate to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.

The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, Lakes and the Jamul Tribe formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe. The design of the project was changed significantly from a complex of lower-level buildings spread out over a larger area to a multi-level resort built on a smaller parcel of land.

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for various alternatives and concluded that each alternative would result in a successful operation assuming that adequate financing can be obtained. Therefore, Lakes believes this project will be successfully completed.

Under the current compact that the Jamul Tribe has with the State of California (“the State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe are evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Resolution of any requests by the State related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is within acceptable limits to the Jamul Tribe. Depending on which direction the Jamul Tribe decides to take, the proposed gaming facility will be reduced in size and scope. Should the planned gaming facility decrease in size and/or become a solely class II electronic gaming device facility which would not require a compact, the agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

As of December 31, 2006, Lakes owns approximately 101 acres of land held for development located adjacent to the Jamul Tribe Casino project location. The land held for development, recorded at its cost of $6.7 million, is being held for future transfer at Lakes’ cost, to the Jamul Tribe. In the event that this land is not transferred, Lakes can sell it. Lakes evaluates these assets for impairment in combination with the intangible and other assets related to the acquisition of Indian casino projects (Note 2).

Other notes receivable from Indian tribes:  Included in other notes receivable from Indian tribes are amounts advanced under agreements with the Iowa Tribe ($1.8 million) and the Pawnee Nation ($0.3 million).

Iowa Tribe.  In April 2006, Lakes received notification from the NIGC that it approved Lakes’ management agreement with the Iowa Tribe to refurbish and manage the Cimarron Casino project on the Iowa Tribe’s land in Perkins, Oklahoma.

For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino, and a flat monthly fee of $500,000 commencing upon the opening of the Ioway Casino. Lakes has agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive a management fee of approximately 30% of net income, as defined in the agreement, for each month during the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable if not already paid. Subject to certain conditions, Lakes agrees to make advances for the Ioway Casino’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Pawnee Nation.  On December 1, 2006, Lakes announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino. The consulting agreement and management contract were originally entered into in January 2005, and since then several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. Lakes, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and Lakes’ involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

Lakes has advanced approximately $4.8 million to the Pawnee TDC related to the Chilocco Casino and Travel Plaza projects under the existing agreements. Lakes intends to work with the Pawnee TDC to resolve all of the financial terms of the contracts including repayment of the advances if the project agreements are in fact terminated as a result of the Pawnee Business Council’s decision. However, if the agreements are terminated, there can be no assurance that Lakes will receive any future fees related to these projects or that it will be repaid in full for its advances. As of December 31, 2006, completion of the Chilocco Casino and Travel Plaza projects were unlikely. As a result, the accompanying consolidated financial statements reflect unrealized losses on notes receivable and impairments against intangible assets related to the advances made for the Chilocco Casino and Travel Plaza projects of approximately $4.5 million and $1.2 million, respectively.

Kickapoo Tribe.  Lakes and the Kickapoo Traditional Tribe of Texas (“Kickapoo Tribe”) entered into a gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in March 2005, effective as of January 19, 2005. During November 2005, Lakes and the Kickapoo Tribe terminated their business relationship due to different ideas on how to proceed with the project. As of January 1, 2006, Lakes had advanced approximately $2.3 million to the Kickapoo Tribe. Additionally, unpaid invoices related to the project total approximately $3.9 million.

In April 2006, Lakes entered into a Settlement Agreement with the Kickapoo Tribe pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. During fiscal 2005, Lakes recorded a loss of approximately $6.2 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe and the Kickapoo Tribe agreed to pay $0.6 million into an escrow to be released to Lakes at such time as Lakes transfers title to certain land owned by Lakes in Texas to the Kickapoo Tribe. During fiscal 2006, Lakes also received releases from the vendors related to the $3.9 million in unpaid invoices. As a result, the $6.2 million loss was reversed and is included in unrealized gains on notes receivable for fiscal 2006. As of December 31, 2006, there are no remaining liabilities subject to the Settlement Agreement. Currently, Lakes is negotiating with the Kickapoo Tribe to transfer the Texas land.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other long-term assets related to Indian casino projects

Intangible assets.  These intangible assets are related to the acquisition of the management, development, consulting or financing contracts and are periodically evaluated for impairment after they are initially recorded as described in Note 2. They include portions of advances to tribes allocated to these contracts and approximately $6.5 million and $5.4 million of additional costs incurred to acquire Lakes’ interest in the management, development, consulting or financing contracts from third parties as of December 31, 2006 and January 1, 2006, respectively.

Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance as of December 28, 2003	$16,191	$12,538	$5,898	$4,119	$38,746

Allocation of advances made to Indian tribes	1,413	4,160	891	415	6,879
Impairment loss	—	—	—	(4,529)	(4,529)

Balance as of January 2, 2005	$17,604	$16,698	$6,789	$5	$41,096

Payments to third parties for acquisition of management contract and other	—	—	—	49	49
Allocation of advances made to Indian tribes	752	2,057	1,083	1,145	5,037
Impairment loss	—	—	—	(94)	(94)

Balance as of January 1, 2006	$18,356	$18,755	$7,872	$1,105	$46,088

Allocation of advances made to Indian tribes	4,167	1,632	1,888	590	8,277
Payments to third parties for acquisition of management contract and other	1,050	—	—	74	1,124
Amortization expense	—	—	—	(9)	(9)
Impairment loss	—	—	—	(1,201)	(1,201)

Balance as of December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279

Lakes will amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts in accordance with FASB No. 142, which will commence when the related casinos open. Amortization expense related to the Pawnee Nation Trading Post casino and the Iowa Tribe’s Cimarron casino commenced in fiscal 2006. Based on current estimates of project opening dates and estimated length of management contracts, the Company expects to recognize amortization expense of $2.0 million, $5.5 million, $9.5 million, $9.5 million and $9.5 million during fiscal years 2007, 2008, 2009, 2010 and 2011, respectively.

During fiscal 2006, Lakes recognized a $1.2 million impairment charge related to its intangible asset related to the acquisition of the management, development and consulting contracts with the Pawnee Nation’s Chilocco Casino and Travel Plaza (Note 15). During fiscal 2005, Lakes recognized a $0.1 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Kickapoo Tribe (Note 5). During fiscal 2004, Lakes recognized a $4.5 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Nipmuc Nation.

Land held for development.  This land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino development projects. In the event that this land is not transferred to the tribes, Lakes can sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition of management, development, consulting or financing contracts and other assets related to the Indian casino projects. As of December 31, 2006 and January 1, 2006, land held for development related to Indian casino projects was $16.8 million and $16.2 million, respectively, recorded at its cost. These amounts were primarily related to land near the Shingle Springs Casino project and Jamul Casino project locations.

Other.  This other category includes costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects (Note 14). As of December 31, 2006 and January 1, 2006 other assets related to Indian casino projects were approximately $8.4 million and $6.4 million, respectively.

7.	Long-term investments

On July 31, 2006, WPTE acquired a 10% interest in Cecure Gaming (formerly 3G Scene Limited) (“Cecure”) for approximately $2.9 million in cash. Cecure designs and operates software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. WPTE does not have the ability to exercise significant influence over Cecure. At least quarterly, management reviews this investment for possible declines in fair value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  Management is currently unaware of any change in circumstance that might trigger such a decline.

During fiscal 2006, WPTE sold its 11.7% interest in PokerTek, a company that offers an automated poker room to tribal and commercial casinos and card clubs and received net cash proceeds of approximately $10.2 million (Note 14).

8.	Property and equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 31,	January 1,
	2006	2006

Building	$6,497	$6,444
Leasehold improvements	709	595
Furniture and equipment	5,155	4,164
Construction in progress	9,828	6,495

	22,189	17,698
Less accumulated depreciation	(4,729)	(3,782)

	$17,460	$13,916

At December 31, 2006, construction in progress primarily relates to land and pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. In February 2005, Lakes received gaming site approval by the Mississippi Gaming Commission with respect to its proposed casino location, and during July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site and in February of 2007, Lakes received a two-year approval extension. Lakes plans to develop the project on an approximately 300-acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land and land purchase options. Lakes’ expects to begin this project in 2008.

Also included in construction in progress is $1.3 million related to the purchase of CyberArts software whereby WPTE was granted a perpetual, nonexclusive and nontransferable license for the object code of poker

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

software and related banking and cardroom management software tools for WPTE’s development of its own online poker room. The online poker room is expected to launch during the second quarter of 2007.

9.	Long-term debt

On December 16, 2005, Lakes closed on a $20 million financing facility with the Lyle Berman Family Partnership (the “Partnership”). An initial draw of $10 million was made under the facility on December 16, 2005. On February 16, 2006, the facility was repaid in full with part of the proceeds of the new financing obtained in February 2006 discussed below, which terminated all agreements relating to the Partnership financing facility. No commitment fees, closing fees or loan servicing fees were assessed or paid in connection with the facility. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil Sell, a Director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

On February 15, 2006, Lakes closed on a $50 million financing facility (“Financing Agreement”) with PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility. The $25 million outstanding principal balance together with accrued interest was repaid in full on June 22, 2006, as discussed below. As required by the Financing Agreement, Lakes issued to PLKS Holdings, LLC an aggregate of 4.46 million common stock purchase warrants. As of December 31, 2006, and as a result of repaying the PLKS loan in full without any additional draws under the financing facility, 1.25 million warrants remain exercisable and the remaining 3.21 million warrants have lapsed and will not become exercisable.

Additionally, as part of the PLKS transaction, the Lakes Board of Directors authorized the creation of a new class of Series A Convertible Preferred Stock, par value $0.01 per share. Lakes sold 4,457,751 shares of the preferred stock to PLKS Holdings, LLC for $44,578. These preferred shares have no dividend rights and no voting rights. Up to 1,250,000 preferred shares can each become immediately convertible into one share of common stock of Lakes if, and only if:

•	Lakes cancels or redeems the warrants issued to PLKS Holdings, LLC or the shares of common stock issued pursuant to an exercise of the warrants; and

•	The cancellation or redemption of the warrants results from the application of the terms and conditions of Lakes’ articles of incorporation or any applicable law, rule or regulation.

The aforementioned 1.25 million warrants to purchase common stock were reported as an in-substance debt discount, valued at $4.7 million using a Black-Scholes pricing model and were being amortized as interest expense over the three-year life of the Financing Agreement. The variables used in the Black-Scholes model were the value of the underlying asset on which the option was written, the option’s exercise price, the number of years until the option expires, the expected price volatility of the underlying asset, the zero-coupon risk-free interest rate applicable to the period of time until the option’s expiration, and the present value of the expected distributions on the underlying asset during the term of the option. As a result of the PLKS debt repayment, the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were included as part of loss on extinguishment of debt in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss) totaling approximately $6.8 million during fiscal 2006.

On June 22, 2006, Lakes borrowed $105 million under a financing facility (the “Credit Agreement”) with BofA and certain lenders (the “Lenders”), pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Funds drawn under the Credit Agreement bear interest at the rate of LIBOR plus 6.25% per annum, subject to adjustment or change as specified in the Credit Agreement, and are due and payable on the fourth anniversary of the closing date. A condition of the Credit Agreement required Lakes to negotiate an interest rate swap agreement to manage Lakes’ exposure to fluctuations in interest rates (Note 20). The notional value of the interest rate swap must be equal to 100% of the financing facility for the first 18 months and 50% of the financing facility thereafter.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $25.2 million of the initial draw under the Credit Agreement was used to repay in full the Financing Agreement. Pursuant to the terms of the Credit Agreement, Lakes paid a closing fee of $1.5 million to BofA and an additional $0.8 million in debt issuance costs primarily consisting of legal fees. The closing fee and debt issuance costs are being amortized over the term of the Credit Agreement using the effective interest method. Amortization of the BofA closing fee and other debt issuance costs was approximately $0.3 million for fiscal 2006 and is recorded separately as amortization of debt issuance costs in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss). Lakes received net proceeds of approximately $103.9 million before the disbursements of the closing fee, other debt issuance costs and repayment of the Financing Agreement with PLKS. The debt discount of approximately $1.1 million is also amortized over the life of the loan using the effective interest method. Amortization of debt discounts was approximately $0.1 million for fiscal 2006, and is recorded as interest expense in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss). The loan underlying the Credit Agreement was secured by substantially all of the material assets of Lakes and its subsidiaries.

On March 2, 2007, Lakes repaid its Credit Agreement, using proceeds received from the Pokagon notes receivable participation transaction (Note 20) in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement on March 2, 2007. This amount, along with the remaining unamortized portion of the Credit Agreement debt issuance costs of approximately $1.8 million and unamortized discount of approximately $0.9 million were written off, resulting in a loss on extinguishment of debt of approximately $3.8 million, which will be recorded by Lakes in fiscal 2007.

10.	Income taxes

The provision (benefit) for income taxes attributable to income (losses) for fiscal 2006, fiscal 2005 and fiscal 2004 consist of the following (in thousands):

	For the Fiscal Year Ended
	2006	2005	2004

Current:
Federal	$5,641	$(124)	$132
State	1,973	9	41

	7,614	(115)	173
Deferred	603	(1,046)	3,869

	$8,217	$(1,161)	$4,042

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on losses before income taxes for fiscal 2006, fiscal 2005 and fiscal 2004 are summarized as follows:

	For the Fiscal Year Ended
	2006	2005	2004

Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	3.6	(1.2)	(164.2)
Tax exempt income	(0.1)	(0.1)	(1.0)
Change in valuation allowance*	(15.9)	26.5	984.4
Change in state tax rate	—	—	123.3
Legal settlement received	—	—	(459.5)
Other, net	3.0	2.0	23.6

	25.6%	(7.8)%	471.6%

*	Does not consider the tax effect of unrealized holding gains of $10.4 million and the exercise of employee stock options of $11.4 million during fiscal 2005.

The Company’s deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	January 1,
	2006	2006

Current deferred tax asset:
Subsidiary stock option expense	$1,673	$257
Accruals, reserves and other	386	433
Valuation allowances	(2,059)	(690)

	$—	$—

Non-current deferred taxes:
Unrealized investment losses	$6,580	$6,852
Deferred interest on notes receivable	23,753	12,878
Unrealized gains on notes receivable	(27,217)	(8,366)
Net operating loss carryforwards	7,369	13,983
Other	1,343	(593)
Valuation allowances	(5,580)	(17,902)

Net non-current deferred tax asset	$6,248	$6,852

Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carry forwards, and other ordinary items and determined that a valuation allowance was appropriate at December 31, 2006 and January 1, 2006. Lakes evaluated all evidence and determined net losses (excluding unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against these items at December 31, 2006, and January 1, 2006.

Lakes has recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. The Company owns

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately 12.5 million shares of WPTE common stock valued at approximately $48 million as of December 31, 2006 based upon the closing stock price as reported by NASDAQ on December 29, 2006 of $3.87.

The Company is currently under examination for income and franchise tax matters. See Note 13 regarding the IRS tax audit and the Louisiana Department of Revenue tax litigation matter.

At December 31, 2006, Lakes had approximately $16.3 million of federal and $25.7 million of state net operating losses. At December 31, 2006, Lakes’ federal and state net operating losses included approximately $9.1 million related to stock option exercises, and accordingly, when realized, will not have any effect on future reported earnings, but rather will reduce tax liabilities and increase additional paid-in capital. Lakes’ federal net operating loss will begin to expire in 2023 and the state net operating loss will expire at various times depending on specific state laws.

At December 31, 2006, WPTE’s federal and state net operating losses of approximately $2.3 and $2.2 million, respectively, are related to stock option exercises, and, accordingly, when realized, will not have any effect on future reported earnings but rather will reduce tax liabilities and increase additional paid-in capital. These federal and state net operating losses expire in 2026 and 2016, respectively. All other WPTE federal and state net operating losses from 2005 were realized in 2006 and utilized to offset taxable income.

In June 2006, the FASB issued Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which interprets FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 for fiscal 2007 as required, and we currently expect that the cumulative effect of adopting FIN 48 will be to record additional tax liability and a reduction of retained earnings of approximately $1.4 million in the first quarter of fiscal 2007. Currently, it is not expected that FIN 48 will have a material impact on WPTE.

11.	Stock options:

Lakes stock option plans:

Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan, which were carried forward from Lakes’ predecessor Grand Casinos. All options granted under these plans were carried forward with the original terms and vesting and expiration dates.

Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that are approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees. Stock options granted under the 1998 plans vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to these stock option plans is summarized as follows:

		Number of Common Shares
	Lakes			Weighted-
	Options		Available	Avg. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at December 28, 2003	4,326,602	3,317,402	1,821,000	$4.51
Granted	1,655,000	—	(1,655,000)	8.35
Additional shares authorized	—	—	100,000	—
Canceled	(9,400)	—	—	4.51
Exercised	(778,526)	—	—	4.60

Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Granted	171,500	—	(171,500)	15.48
Canceled	—	—	—	—
Exercised	(57,550)	—	—	5.68

Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Granted	64,000	—	(64,000)	10.19
Canceled	(6,500)	—	5,000	7.58
Exercised	(648,726)	—	—	5.62

Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15

				Options Exercisable at
	Options Outstanding at December 31, 2006			December 31, 2006
		Weighted-Average
	Number	Remaining	Weighted-Average	Number	Weighted-	Aggregate
Range of Exercises Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Average Price	Intrinsic Value

$(3.25 — 3.63)	286,200	4.5 years	$3.45	252,800	$3.48	$2,098,698
(3.64 — 5.45)	2,474,200	2.2 years	4.24	2,474,200	4.24	16,208,824
(5.46 — 7.26)	97,500	4.3 years	6.60	82,500	6.49	408,900
(7.27 — 9.08)	1,503,000	6.6 years	8.13	797,000	8.13	4,002,153
(9.09 — 10.90)	102,000	8.6 years	10.43	20,800	10.60	36,580
(10.91 — 12.71)	88,500	8.0 years	11.46	38,800	11.38	—
(12.72 — 14.53)	95,000	8.1 years	14.00	22,750	14.01	—
(14.54 — 16.34)	5,000	8.0 years	16.11	1,000	16.11	—
(16.35 — 18.16)	65,000	7.3 years	17.91	22,500	18.01	—

	4,716,400	4.2 years	$6.15	3,712,350	$5.33	$22,755,155

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $10.79 on December 29, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during fiscal 2006 was $2.6 million.

Lakes issues new shares of common stock upon exercise of options.

WPTE stock option plan, restricted shares and warrant:

WPTE’s 2004 Stock Incentive Plan (the “2004 Plan”) initially provided for grant awards up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and consultants prior to becoming a publicly-traded company. On May 31, 2006, the WPTE shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The options vest in equal installments over three-year and five-year periods beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

On March 4, 2002, WPTE granted 2.4 million shares to its President under a management agreement. The shares vest in four equal installments annually beginning February 25, 2003, and were fully vested at February 25, 2006.

In connection with its initial public offering on August 9, 2004, WPTE issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant became exercisable on August 9, 2005, and as of December 31, 2006, the warrants remain outstanding.

Information with respect to WPTE’s stock option plans is summarized as follows:

		Number of Common Shares
	Options		Available for	Weighted-Avg.
	Outstanding	Exercisable	Grant	Exercise Price

Balance at December 28, 2003	1,120,000	280,000	—	$0.0049
Authorized	—		2,000,000
Granted	1,441,000		(1,441,000)	8.18
Exercised	—		—	—

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Authorized
Granted	443,000		(443,000)	12.75
Forfeited	(167,667)		167,667	11.99
Exercised	(678,333)			0.04

Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized			1,080,000
Granted	754,500		(754,500)	4.92
Forfeited	(374,334)		374,334	9.21
Exercised	(220,000)			0.0049

Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding at December 31, 2006			Options Exercisable at December 31, 2006
		Weighted-Avg.			Weighted-	Aggregate
	Number	Remaining	Weighted-Avg.	Number	Avg.	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price	Value

$0.0049	225,000	5.15	$0.0049	225,000	$0.0049	$869,648
$0.0050-4.26	426,000	9.77	4.19	—	—	—
$4.27-9.92	1,416,500	7.96	7.58	759,867	8.05	—
$9.93-14.51	224,333	8.60	12.23	56,333	12.71	—
$14.52-19.50	26,333	8.60	15.28	9,000	15.38	—

$(.0049-19.50)	2,318,166	8.09	$6.76	1,050,200	$6.64	$869,648

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $3.87 on December 29, 2006, which would have been received by the option holders had they exercised their options as of that date. As of December 31, 2006, the total number of “in-the-money” options was 225,000. The total intrinsic value of options exercised during the year ended December 31, 2006 was $1.4 million.

WPTE issues new shares of common stock upon exercise of options.

12.	Employee retirement plan:

Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.1 million during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. Company contributions are vested over a period of five years.

In 2004, WPTE established a section 401(k) employee savings plan for all eligible full-time employees. WPTE has the ability, at management’s sole discretion, to match employee contributions. There were no matching contributions during fiscal 2006, fiscal 2005 or fiscal 2004.

WPTE’s post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE) effective December 2005. Under this agreement, WPTE is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions were $0.2 million in fiscal 2006 and there were no contributions made in fiscal 2005 and fiscal 2004.

13.	Commitments and contingencies:

Lakes’ Commitments and Contingencies

Tribal commitments.  The construction of Lakes’ Indian casino projects will depend on the ability of the tribes to obtain financing for the projects. Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase the Company’s potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 31, 2006.

Obligations to related parties. See Note 14.

Obligations to unrelated third parties.  The Company will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and Lakes is the manager of the casino. The amount is payable quarterly for five years and is only payable if Lakes is the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with Lakes obtaining the management contract

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. The Company will also be obligated to pay approximately $3.3 million to a third party on behalf of the Pokagon Band in accordance with the management contract which is payable once the casino opens over 24 months.

Operating lease.  The Company leases an airplane, under a non-cancelable operating lease. Rent expense under this lease, exclusive of real estate taxes, insurance, and maintenance expense was $0.8 million, $1.5 million and $1.1 million for fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The airplane lease was amended on May 1, 2005, which allows for a base term of one year and two one-year renewal terms. Approximate future minimum lease payments due under this lease are $1.1 million, of which $0.8 million and $0.3 million are payable in fiscal 2007 and fiscal 2008, respectively. Under the lease agreement, the Company has the option of renewing the lease, purchasing the airplane at amounts which range from approximately $5.2 million to $5.8 million or facilitating the sale of the aircraft at the end of each term included in the up to three-year lease term; however at the conclusion of the lease, the Company is required to either purchase the airplane or facilitate the sale of the airplane. The Company’s airplane lease contains a residual value guarantee of $5.2 million at the end of the three-year lease term.

IRS tax audit.  The Company is under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If the Company is unsuccessful in sustaining its position, the Company may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. Lakes has recorded a liability for an estimated settlement related to this matter including interest, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

Employment agreements.  Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to three years of base salary and three years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401k matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for two years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

WPTE Commitments

Employment agreements.  WPTE has an employment agreement with Steven Lipscomb, President and Chief Executive Officer of WPTE, under which it has agreed to pay an annualized base salary of $500,000 commencing on November 6, 2006 and ending on December 31, 2008. Either party may shorten the term so that it terminates on December 31, 2007 by providing written notice of such termination to the other party at any time prior to November 1, 2007. The Agreement also provides that Mr. Lipscomb will serve as a member of WPTE’s Board of Directors, and he will be eligible to participate in a bonus plan created by WPTE’s Compensation Committee in its discretion that is agreeable to Mr. Lipscomb and WPTE. Under a previously existing employment agreement with Mr. Lipscomb he was entitled to an additional bonus equal to 5% of WPTE’s annual net profits above $3.0 million in such fiscal year. This bonus was approximately $250,000 during fiscal 2006 and the agreement expired on December 29, 2006 WPTE also previously granted Mr. Lipscomb options to purchase 600,000 shares of WPTE’s common stock at $8.00 per share on August 9, 2004, which options will vest in equal installments over three years.

Operating lease.  Effective March 1, 2005, WPTE entered into a 75 month operating lease agreement for office space. On July 1, 2006 WPTE also entered into a 60 month operating lease agreement for production space. Additionally, WPTE entered into two operating leases in Israel. The first commenced in September 2006 in

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Nahariya for 12 months and the second began in February 2007 in Jerusalem for 36 months. Rent expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $747,000, $469,000 and $140,000, respectively. Aggregate future minimum lease payments under these leases for the next five years are as follows:

•	2007: $858,000

•	2008: $881,000

•	2009: $910,000

•	2010: $920,000

•	2011: $420,000

Legal proceedings

Grand Casinos, Inc. Litigation.  In connection with the establishment of Lakes as a public corporation on December 31, 1998, via a distribution of its common stock to the shareholders of Grand Casinos, Lakes and Grand Casinos entered into an agreement governing the sharing or allocation of tax benefits accruing to Grand Casinos and certain affiliated companies of Grand Casinos. Lakes asserted claims against Grand Casinos for amounts to which Lakes believed it was entitled under the tax sharing agreement. On December 1, 2004, Lakes entered into a settlement agreement with Grand Casinos and its parent company, Park Place Entertainment Corporation (now known as “Harrah’s Entertainment, Inc.”), pursuant to which Lakes received $11.3 million in December 2004 in satisfaction of its prior claim and its future rights to the tax benefits that were the subject of the dispute. Lakes will be required to provide reimbursement for its share of the disallowed benefits. This settlement income has been recorded as other income in the consolidated statement of earnings (loss) for the year ended January 2, 2005. Lakes has not recorded any tax related to the settlement payment of $11.3 million, as Lakes believes this settlement is not taxable to Lakes.

Louisiana Department of Revenue Litigation Tax Matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

WPTE litigation.  On July 19, 2006, a legal action was commenced against WPTE by seven poker players that alleges, among other things, an unfair business practice of WPTE. Although unable to predict the ultimate outcome, management believes that the claims asserted in the complaint are misleading and without merit and that WPTE is not likely to sustain any material loss in connection with this matter and, therefore, has made no provision for it in the financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Miscellaneous legal matters.  Lakes and its subsidiaries (including WPTE) are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the final outcome of these matters is not likely to have a material adverse effect upon Lakes’ consolidated financial statements and accordingly, no provision for loss has been recorded in connection therewith.

14.	Related party transactions

KAR Entities.  Lakes, through its subsidiaries Lakes Jamul, Inc. and Lakes Shingle Springs, Inc. respectively, advanced $0.97 million to each of KAR-California and KAR-Shingle Springs (the “KAR Entities”) pursuant to promissory notes dated in 1999 (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs casino projects. The loans were part of overall transactions in which Lakes acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As such, the business purpose for the loans by Lakes was to acquire interests in the subject casinos projects, as the loans were a condition to entering into the joint ventures.

In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. Lakes recorded the $1.9 million as part of its long-term assets related to the Jamul and Shingle Springs Indian casino projects described in Note 2. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes forgave the notes receivable from the KAR Entities subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

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

In addition, the KAR Entities owe Lakes $1.3 million as of December 31, 2006 and January 1, 2006. These amounts represent the KAR Entities’ portion of non-reimbursed costs related to the Jamul and Shingle Springs projects, and are collateralized by the KAR Entities’ share of future revenues from the projects.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes guaranteed a loan of $2 million to Kevin Kean and received collateral, which included a subordinated interest in Mr. Kean’s personal residence and shares of common stock. This guaranty was originally an obligation of Grand Casinos (Lakes’ predecessor) that was assumed by Lakes in connection with its December 31, 1998 spin-off from Grand Casinos. In addition, Lakes received collateral from Kevin Kean consisting of Mr. Kean’s economic interest in the Shingle Springs and Jamul projects of 15% and 20%, respectively. In January 2001, Mr. Kean defaulted under the loan. On March 26, 2001 Lakes paid $2.2 million in full repayment of Mr. Kean’s loan. In September 2001, Lakes foreclosed on Mr. Kean’s personal residence and effected a sheriff’s sale. As a result of these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million, which is collateralized by Mr. Kean’s interest in the Jamul and Shingle Springs projects.

The Company determined that Mr. Kean’s obligation to Lakes is similar to a collateral dependent loan and that the asset impairment assessment guidance in SFAS No. 114 is appropriate. At the time of the default and at December 31, 2006, the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows exceeded the amount of Mr. Kean’s $1.8 million obligation. Therefore, no impairment was recorded at the time of default or has been recorded subsequently.

Lakes continues to monitor the collectibility of this note on a quarterly basis and as of December 31, 2006 and January 1, 2006 has concluded that repayment was probable based upon Mr. Kean’s remaining economic interests in the Jamul and Shingle Springs projects. Lakes also advanced Mr. Kean $0.1 million and $0.8 million in fiscal 2006 and fiscal 2005 respectively as consideration for assisting Lakes in obtaining and entering into development and management contracts for new casino projects. These amounts are included as part of other long-term assets related to Indian casino projects in the accompanying consolidated balance sheets. The advances are evidenced by a loan that is secured by the future operations of certain casino projects in which Mr. Kean is directly involved in. The outstanding amount of this loan was $1.0 million at December 31, 2006 and January 1, 2006, respectively. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

In addition, Lakes has an outstanding note from Kevin Kean of $0.1 million at December 31, 2006 and January 1, 2006 which is also collateralized by Mr. Kean’s interest in future operations of casino projects in which Mr. Kean and Lakes are both directly involved.

Sklansky Games, LLC.  Lakes entered into a license agreement with Sklansky Games, LLC (“Sklansky”) pursuant to which Lakes developed a World Poker Tour No Limit Texas Hold’Em casino table game that uses certain of Sklansky’s intellectual property rights. Lakes had also entered into a license agreement with WPTE pursuant to which Lakes obtained a license to utilize the World Poker Tour name and logo in connection with the casino table game. Under the terms of this agreement, Lakes is required to pay WPTE a specified minimum annual royalty payment of 10% of gross revenues, and Sklansky a specified minimum annual royalty payment of 30% of the gross revenue Lakes receives from its sale or lease of the game. Also, Lakes, through one of its wholly-owned subsidiaries, holds an indirect majority ownership in WPTE. Lyle Berman and his son, Bradley Berman, own 28% and 54% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman of WPTE, and Bradley Berman is a member of WPTE’s Board of Directors. In fiscal 2006, the Company incurred royalty costs to Sklansky and WPTE of approximately $90,000 and $30,000, respectively. All intercompany activity between the Company and WPTE has been eliminated upon consolidation of the financial statements.

G-III Apparel Group, Ltd.  Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group. Ltd. (“G-III”). Morris Goldfarb, a Lakes director, is Co-Chairman of the Board and Chief Executive Officer of G-III. Under the agreement, G-III licenses the World Poker Tour name, logo and trademark from WPTE in connection with G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III pays royalties and certain other fees to WPTE. G-III paid WPTE approximately $36,000, $84,000, and $232,000 in royalties during fiscal 2006, fiscal 2005 and fiscal 2004, respectively.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PokerTek.  Lyle Berman, Chairman of the Board of Directors of Lakes and WPTE, along with his son Bradley Berman, who is an employee of Lakes and also a member of the Board of Directors of WPTE, each made personal investments in PokerTek, and, as of December 31, 2006, collectively owned approximately 9% of PokerTek. In addition, Lyle Berman served as Chairman of the Board of PokerTek and received 200,000 stock options in the company.

15.	Net impairment charges

Net impairment charges of $1.2 million, $0.9 million and $6.2 million were recognized during fiscal 2006, fiscal 2005 and fiscal 2004, respectively. The net impairment losses related to the following (in thousands):

	For the Fiscal Year Ended
	2006	2005	2004

Long-term assets related to the Nipmuc Nation Indian casino project	$—	$—	$5,832
Long-term assets related to the Kickapoo Tribe casino project	—	94	—
Long-term assets related to the Pawnee Nation casino projects (Note 5)	1,201	—	—
Sale of land in Las Vegas	—	—	1,000
Other	22	788	(588)

	$1,223	$882	$6,244

16.	Segment information

Lakes’ principal business is the development and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE (Note 1). Substantially all of Lakes’ and WPTE’s operations are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, Lakes’ corporate office building and construction in progress related to a Company-owned casino project in Vicksburg,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Casino	World Poker	Corporate &
	Projects	Tour	Eliminations	Consolidated

December 31, 2006
Revenue	$0.5	$29.3	$0.1	$29.9
Net impairment charges	1.2	—	—	1.2
Operating earnings (loss)	49.3	0.3	(15.4)	34.2
Total assets	242.8	51.3	66.9	361.2
Depreciation expense	$—	$0.3	$0.3	$0.6
January 1, 2006
Revenue	$0.1	$18.0	$0.1	$18.2
Net impairment charges	0.1	—	0.8	0.9
Operating earnings (loss)	4.1	(6.1)	(14.5)	(16.5)
Total assets	154.1	46.4	30.1	230.6
Depreciation expense	$—	$0.2	$0.3	$0.5
January 2, 2005
Revenue	$—	$17.6	$—	$17.6
Net impairment charges	5.2	—	1.0	6.2
Operating earnings (loss)	(3.4)	0.7	(10.2)	(12.9)
Total assets	127.1	37.1	44.9	209.1
Depreciation expense	$—	$0.1	$0.5	$0.6

17.	Selected quarterly financial information (unaudited):

For the fiscal year ended December 31, 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$6,631	$11,220	$5,908	$6,113
Earnings from operations(*)	10,373	15,716	1,021	7,089
Net earnings	11,683	3,248	199	5,817
Earnings per share:
Basic	$0.52	$0.14	$0.01	$0.25
Diluted	0.48	0.13	0.01	0.23

(*)	Certain minor reclassifications were made in the first three quarters to conform to the fourth quarter and annual presentations.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the fiscal year ended January 1, 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net revenues	$4,104	$6,601	$2,131	$5,386
Loss from operations	(2,802)	(5,815)	(7,713)	(124)
Net earnings (loss)	(2,119)	(5,651)	(7,042)	2,942
Earnings (loss) per share:
Basic	$(0.10)	$(0.25)	$(0.32)	$0.13
Diluted	(0.10)	(0.25)	(0.32)	0.12

18.	Settlement Agreement with a beneficial owner:

As of March 17, 2006, Lakes entered into a Settlement Agreement with Deephaven Capital Management LLC (“Deephaven”) pursuant to which Deephaven paid Lakes approximately $2.8 million as repayment of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with one or more funds managed by Deephaven trading in shares of Lakes’ common stock prior to February 14, 2006. The payment has been recorded as an increase in additional paid-in capital in the accompanying consolidated balance sheet.

19.	Financial instruments:

On August 9, 2006 Lakes entered into an interest rate swap agreement as required by the Credit Agreement (Note 9), effective on June 22, 2006, that converted the floating rate interest related to an aggregate of $105 million under the Credit Agreement to a fixed obligation. The interest rate swap for $105 million of notional value, carries a fixed interest rate of 11.9% per annum (including a 6.25% applicable margin) for a term of 18 months. Under the terms and conditions of the Credit Agreement, Lakes is required to maintain an interest rate swap agreement for a notional value of at least 50% of the credit facility after the initial 18 month interest rate swap agreement. The swap is considered to be a cash flow hedge and is also considered to be an effective hedge against changes in future interest payments of the floating rate debt obligation for both tax and accounting purposes. The interest rate swap has interest payment dates that are the same as the Credit Agreement.

Gains and losses related to the effective portion of the interest rate swap are reported as a component of other comprehensive earnings (loss) and are reclassified into earnings in the same period that the hedged transaction affects earnings. As of December 31, 2006, the net earnings impact is zero, and the fair market value of the interest rate swap of approximately $0.4 million is included as a long-term liability in the consolidated balance sheet, with a corresponding offset in accumulated other comprehensive earnings (loss).

As of December 31, 2006, Lakes tested the interest rate swap for hedge effectiveness using the hypothetical derivative method. Based upon both the retrospective and prospective testing Lakes expects the cash flow hedge to be highly effective, and no amounts have been recorded in earnings for ineffectiveness. In conjunction with the March 2, 2007 extinguishment of the $105 million Credit Agreement (Note 20), Lakes’ related interest rate swap agreement was also terminated. The termination of the interest rate swap agreement resulted in additional interest expense of approximately $0.5 million which will be recorded in the first quarter of fiscal 2007.

20.	Subsequent events

Pokagon notes receivable participation transaction.  On March 2, 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band and which have been assumed by the Pokagon Gaming Authority. As of December 31, 2006, the face value of Lakes’ notes receivable was approximately $102.6 million, including advances of approximately $71.2 million and accrued interest of approximately $31.4 million, to the Pokagon Gaming Authority for the development of the Pokagon Casino. On March 2, 2007, Lakes received proceeds of approximately $101.1 million based upon the accreted value of the Pokagon Gaming Authority loans on the March 2, 2007 settlement date, less a two percent discount to participants

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and transaction fees. The Pokagon notes receivable were adjusted to the fair value of 98% of their face value as of December 31, 2006. Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants.

The transaction also allows the participants the right to pledge or exchange the notes receivable and Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. As a result, the Pokagon notes receivable participation transaction will be treated as a sale pursuant to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”). The sale will not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes also incurred fees of approximately $1.1 million related to this transaction which will be recorded in the first quarter of fiscal 2007.

The participation agreements entitle Lakes to appoint an agent for purposes of servicing and administering of the loans. Lakes has appointed BofA as it agent for purposes of servicing and administering of the loans. Lakes is expected to pay BofA an annual fee of approximately $20,000 for this service.

Extinguishment of Lakes’ financing facility.  On March 2, 2007, Lakes extinguished its $105 million Credit Agreement with BofA (Note 9), using proceeds received from the Pokagon notes receivable participation transaction, described above, in addition to amounts previously included in an interest reserve account related to the $105 million Credit Agreement.

Lakes’ incurred a prepayment penalty of approximately $1.1 million associated with the payoff of the Credit Agreement on March 2, 2007. The prepayment penalty, along with the remaining unamortized portion of the Credit Agreement debt issuance costs of approximately $1.8 million and Credit Agreement unamortized discount of approximately $0.9 million were written off, resulting in a loss on extinguishment of debt of approximately $3.8 million, which will be recorded by Lakes in fiscal 2007.

Termination of Lakes’ interest rate swap agreement.  In conjunction with the March 2, 2007 extinguishment of the $105 million Credit Agreement, Lakes’ related interest rate swap agreement was also terminated (Note 19). The termination of the swap agreement resulted in additional interest expense of approximately $0.5 million which will be recorded in the first quarter of fiscal 2007.

Lakes’ Form S-3 Registration Statement.  On January 3, 2007, Lakes filed a Form S-3 Registration Statement with the SEC registering for resale the common stock issuable to PLKS Holdings, LLC, which became effective on February 28, 2007. The shares of common stock are issuable to PLKS Holdings, LLC upon either conversion of series A convertible preferred stock or the exercise of common stock purchase warrants to purchase up to 1,250,000 shares of common stock, each issued pursuant to a financing agreement with PLKS dated February 15, 2006. The 1,250,000 warrants can be immediately exercised at $7.50 per share if PLKS Holdings, LLC chooses to do so and expire in February, 2013. Lakes will receive proceeds from any exercise of the warrants as per the warrant agreement, and will use the proceeds from any such exercise for general working capital purposes. Lakes will not receive proceeds from any sale of the common stock by PLKS Holdings, LLC that could occur subsequent to any exercise of the warrants by PLKS Holdings, LLC. Lakes repaid all amounts borrowed under the financing agreement during fiscal 2006, and the registration for resale of these shares of common stock is the last remaining outstanding obligation associated with this financing agreement.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2006, our internal control over financial reporting is effective based on these criteria. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Piercy Bowler Taylor & Kern, independent registered public accounting firm as stated in their report, which is included in this Annual Report on Form 10-K.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Lakes Entertainment, Inc. and Subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Lakes Entertainment, Inc. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lakes Entertainment, Inc. and Subsidiaries as of and for the year ended December 31, 2006 and our report dated March 13, 2007, expressed an unqualified opinion thereon.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants and Business Advisors
A Professional Corporation

Las Vegas, Nevada
March 13, 2007

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Lakes has adopted a code of ethics that applies to Lakes’ employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. Lakes will provide, free of charge, a copy of this code of ethics upon written request sent to our Secretary at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation”, “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” to be included in the Lakes’ definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the “1998 Employee Plan”) and the 1998 Director Stock Option Plan (the “1998 Director Plan”) permit the grant of up to a maximum of 5,000,000 shares and 500,000 shares of common stock, respectively, as of the end of fiscal 2006.

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

The following table provides certain information as of December 31, 2006 with respect to our equity compensation plans:

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	Warrants and Rights	in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	4,297,900	$6.03	10,500
1998 Director Plan	331,000	$7.96	25,000

Total	4,628,900	$6.17	35,500

Equity compensation plans not approved by shareholders:
Distribution — related Stock Option	87,500	$5.15	—
Warrants to PLKS	1,250,000	$7.50	—

Total	1,337,500	$7.35	—

TOTAL	5,996,400	$6.40	35,500

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement for its 2007 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).
3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)
3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).
3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)
4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)
10.1	Intentionally omitted.
10.2	Intentionally omitted.
10.3	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)
10.4	Intentionally omitted.
10.5	Intentionally omitted.
10.6	Intentionally omitted.
10.7	Intentionally omitted.
10.8	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.) *

Exhibits	Description

10.9	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.) *
10.10	Intentionally omitted.
10.11	Intentionally omitted.
10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Intentionally omitted.
10.15	Intentionally omitted.
10.16	Intentionally omitted.
10.17	Intentionally omitted.
10.18	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.19	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.20	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.21	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.22	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.23	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.24	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.25	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.26	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.27	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.28	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.29	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.30	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.31	Intentionally omitted.
10.32	Intentionally omitted.
10.33	Intentionally omitted.
10.34	Intentionally omitted.
10.35	Intentionally omitted.
10.36	Intentionally omitted.
10.37	Intentionally omitted.
10.38	Intentionally omitted.
10.39	Intentionally omitted.
10.40	Intentionally omitted.
10.41	Intentionally omitted.
10.42	Intentionally omitted.
10.43	Intentionally omitted.
10.44	Intentionally omitted.
10.45	Intentionally omitted.
10.46	Intentionally omitted.
10.47	Intentionally omitted.
10.48	Intentionally omitted.
10.49	Intentionally omitted.
10.50	Intentionally omitted.
10.51	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.52	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.53	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

Exhibits	Description

10.54	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.55	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.56	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.57	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.58	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.59	Intentionally omitted.
10.60	Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934). (Incorporated herein by reference to Exhibit 10.1 to Lakes’ report on Form 10-Q for the fiscal quarter ended March 30, 2003.)
10.61	Amendment to Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended March 30, 2003.)
10.62	Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934) (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)
10.63	Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.) **
10.64	Letter dated as of April 12, 2004, from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**
10.65	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)

Exhibits	Description

10.66	Amendment No. 5 dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.2 to Form 10-Q of WPT Enterprises, Inc. for the fiscal quarter ended October 3, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.)
10.67	Intentionally omitted.
10.68	Intentionally omitted.
10.69	Intentionally omitted.
10.70	Intentionally omitted.
10.71	Intentionally omitted.
10.72	Intentionally omitted.
10.73	Intentionally omitted.
10.74	Intentionally omitted.
10.75	Intentionally omitted.
10.76	Intentionally omitted.
10.77	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.78	Intentionally omitted.
10.79	Intentionally omitted.
10.80	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.81	Intentionally omitted.
10.82	Intentionally omitted.
10.83	Intentionally omitted.
10.84	Intentionally omitted.
10.85	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-chartered corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.85 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.86	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-charted corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.86 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.87	Gaming Development Consulting Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.87 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.88	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.89	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.89 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.90	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.91	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.91 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.92	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.93	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.93 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.94	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.95	Indemnity Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.95 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.96	Gaming Development Consulting Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.96 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.97	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.98	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.98 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.99	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.100	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.100 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.101	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.102	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.102 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.103	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.104	Indemnity Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.104 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.105	Gaming Development Consulting Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.105 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.106	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.107	Dominion Account Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.107 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.108	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.109	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.109 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.110	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.111	Dominion Account Agreement by and between the Pawnee Chilocco Gaming corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.111 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.112	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.113	Indemnity Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.113 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.114	Gaming Operations Consulting Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.114 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.115	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.115 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.116	KTTT Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally recognized Indian Tribe, in favor of Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.116 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.117	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.117 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.118	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.118 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.119	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.119 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.120	Operating Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.120 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.121	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.121 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.122	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.123	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.124	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.125	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.126	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.127	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.128	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.129	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.130	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.131	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.132	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.133	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.134	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.135	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.136	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.137	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.138	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.139	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.140	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.141	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.142	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.143	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.144	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.145	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.146	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.147	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.148	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.149	Loan Agreement dated as of December 15, 2005 among Lakes Entertainment, Inc., a Minnesota corporation, Lakes Poker Tour, LLC, a Minnesota limited liability company, and Lyle Berman Family Partnership, a Minnesota general Partnership (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.150	Note dated December 15, 2005 by Lakes Entertainment, Inc. and Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.151	Common Stock Purchase Warrant dated December 15, 2005 by Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.152	Registration Rights Agreement dated as of December 16, 2005 among WPT Enterprises, Inc., a Delaware corporation, Lakes Entertainment, Inc. and Lakes Poker Tour, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.153	Guaranty Agreement dated December 15, 2005 by various subsidiaries of Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.154	Guaranty Security Agreement dated December 15, 2005 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc. and Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

Exhibits	Description

10.155	Stock Pledge Agreement dated December 15, 2005 among Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.156	Financing Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc., and PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.157	Securities Purchase Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including the Schedule of Buyers. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.158	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.159	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.160	Security Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor or PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.161	Pledge Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.162	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.163	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.164	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kar Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.165	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.166	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.167	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

Exhibits	Description

10.168	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.169	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.170	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.171	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.172	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.173	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.174	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.175	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.176	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.177	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.178	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.179	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.180	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.181	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.182	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.183	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.184	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.185	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.186	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.187	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)
10.188	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.189	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.190	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.191	Credit Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC, Bank of America, N.A. and various lenders. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.192	Security Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.193	Pledge Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.194	Continuing Guaranty dated as of June 22, 2006 entered into by various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description

10.195	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.196	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Gaming-Mississippi, LLC (Trustor) to B. Blake Teller, esq. (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.197	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.198	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes KAR Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.199	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.200	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.201	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.202	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.203	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.204	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.205	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.206	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description

10.207	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.208	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)
10.209	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.210	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.211	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.212	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.213	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.214	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.215	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.216	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.217	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.218	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.219	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.220	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description

10.221	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.222	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.223	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.224	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.225	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.226	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.*
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 13, 2007.
23.2	Consent of Independent Registered Public Accounting Firm dated March 13, 2007.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN
Name: Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of March 15, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2007.

Name	Title

/s/ Lyle Berman Lyle Berman	Chairman of the Board and Chief Executive Officer(Principal Executive Officer)

/s/ Timothy J. Cope Timothy J. Cope	President, Chief Financial Officer and Director(Principal Financial and Accounting Officer)

/s/ Morris Goldfarb Morris Goldfarb	Director

/s/ Ray Moberg Ray Moberg	Director

/s/ Neil I. Sell Neil I. Sell	Director

/s/ Larry C. Barenbaum Larry C. Barenbaum	Director

/s/ Richard White Richard White	Director