Form 10-Q
period 2007-04-01
LAKES ENTERTAINMENT INC
filed 2007-05-11
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐     Accelerated Filer ☑     Non Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 8, 2007, there were 24,331,675 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of April 1, 2007 (Unaudited) and December 31, 2006	3
	Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) (Unaudited) for the three months ended April 1, 2007 and April 2, 2006	4
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 1, 2007 and April 2, 2006	5
	Notes to Condensed Consolidated Financial Statements (Unaudited)	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	43
ITEM 4.	CONTROLS AND PROCEDURES	44

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	45
ITEM 1A.	RISK FACTORS	45
ITEM 6.	EXHIBITS	46
Certification of CEO
Certification of CFO
Section 1350 Certifications

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
April 1, 2007 and December 31, 2006

	April 1,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)

ASSETS
Current Assets:
Cash and cash equivalents	$8,925	$9,759
(balance includes $7.4 million and $8.4 million of WPT Enterprises, Inc. cash)
Restricted cash	—	12,738
Short-term investments	52,732	59,863
(balance includes $29.7 million and $31.3 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable	2,387	2,963
Other current assets	3,489	2,706

Total current assets	67,533	88,029

Property and equipment, net	17,871	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	68,643	164,308
Land held for development	15,113	16,790
Intangible assets	56,842	54,279
Other	7,091	8,450

Total long-term assets related to Indian casino projects	147,689	243,827

Other assets:
Restricted cash	456	453
Investments	2,923	2,923
Deferred tax asset	6,360	6,248
Debt issuance costs	—	1,972
Other long-term assets	202	264

Total other assets	9,941	11,860

Total Assets	$243,034	$361,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,840	$5,345
Income taxes payable	16,066	14,593
Accrued payroll and related costs	1,284	2,480
Deferred revenue	5,142	4,740
Accrued interest	—	312
Other accrued expenses	1,718	1,879

Total current liabilities	28,050	29,349

Long-term debt, other, net of unamortized discount of $0.9 million at December 31, 2006	—	104,471

Total Liabilities	28,050	133,820

Commitments and contingencies
Minority interest in subsidiary	16,117	16,764
Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued and outstanding at April 1, 2007 and December 31, 2006	45	45
Common stock, $.01 par value; authorized 200,000 shares; 23,007 and 22,949 issued and outstanding at April 1, 2007, and December 31, 2006, respectively	230	229
Additional paid-in capital	177,792	176,419
Retained earnings	20,826	34,357
Accumulated other comprehensive loss	(26)	(458)

Total shareholders’ equity	198,867	210,592

Total Liabilities and Shareholders’ Equity	$243,034	$361,176

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands, except
	per share data)
	(Unaudited)

Revenues:
License fee income	$3,768	$4,677
Host fees, sponsorship, online gaming and other	755	1,789
Management, consulting and development fees	449	165

Total Revenues	4,972	6,631

Costs and Expenses:
Selling, general and administrative	9,741	9,176
Production costs	2,152	2,420
Net impairment losses	331	—
Depreciation and amortization	195	133

Total Costs and Expenses	12,419	11,729

Net realized and unrealized gains on notes receivable	165	15,476

Earnings (Loss) From Operations	(7,282)	10,378

Other Income (Expense):
Interest income	1,138	433
Interest expense, related party	—	(137)
Interest expense, other	(2,588)	(531)
Amortization of debt issuance costs	(95)	(136)
Loss on extinguishment of debt	(3,830)	—
Gain on sale of investment	—	5,675
Other	5	78

Total other income (expense), net	(5,370)	5,382

Earnings (loss) before income tax and minority interest in net (earnings) loss of subsidiary	(12,652)	15,760
Income tax	322	2,710

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	(12,974)	13,050
Minority interest in net (earnings) loss of subsidiary	881	(1,367)

Net earnings (loss)	$(12,093)	$11,683

Other comprehensive earnings:
Unrealized gains on marketable securities, net of tax	23	429
Change in estimated fair value of derivatives	409	—

Comprehensive earnings (loss)	$(11,661)	$12,112

Earnings (loss) per share — basic	$(0.53)	$0.52

Earnings (loss) per share — diluted	$(0.53)	$0.48

Weighted-average common shares outstanding — basic	22,970	22,406

Dilutive effect of common stock equivalents	—	1,709

Weighted-average common shares outstanding — diluted	22,970	24,115

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$(12,093)	$11,683
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	278	269
Amortization of debt issuance costs	95	165
Amortization of debt discount	33	—
Share-based compensation	1,232	2,381
Loss on extinguishment of debt	2,783	—
Net realized and unrealized gains on notes receivable	(1,227)	(15,476)
Gain on sale of investment	—	(5,675)
Minority interest in net earnings (loss) of subsidiary	(881)	1,367
Deferred income taxes	(112)	2,264
Net impairment losses	331	—
Increases in operating (assets) liabilities:
Accounts receivable	566	440
Other current assets	(783)	(853)
Income taxes payable	34	420
Accounts payable	(41)	(1,122)
Deferred revenue	403	4,250
Accrued expenses	(1,669)	(167)

Net cash used in operating activities	(11,051)	(54)

INVESTING ACTIVITIES:
Purchase of short-term investments	(26,630)	(14,593)
Sale/maturity of short-term investments	33,785	5,410
Collections on notes receivable	49	—
Increases in long-term assets related to Indian casino projects	(6,598)	(4,340)
Proceeds from sale of investment	—	5,686
Purchase of property and equipment	(614)	(804)
Increase in other long-term assets	—	(77)

Net cash used in investing activities	(8)	(8,718)

FINANCING ACTIVITIES:
Decrease in restricted cash	12,735	—
Unrestricted cash proceeds from long-term debt	—	22,227
Repayment of long-term debt	(105,000)	—
Repayment of long-term debt, related party	—	(10,000)
Cash proceeds from issuance of common and preferred stock	376	3,157
Shareholder trading settlement	—	2,805
Cash proceeds from sale of participation notes	102,114	—

Net cash provided by financing activities	10,225	18,189

Net Increase (Decrease) in Cash and Cash Equivalents	(834)	9,417
Cash and Cash Equivalents — Beginning of Period	9,759	9,912

Cash and Cash Equivalents — End of Period	$8,925	$19,329

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. As of April 1, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and substantially all of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the SEC on March 15, 2007, from which the balance sheet information as of that date is derived.

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

2.	Long-Term Assets Related to Indian Casino Projects

At April 1, 2007 and December 31, 2006, long-term assets related to Indian casino projects are primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (“Pokagon Band”), Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the Jamul Indian Village (“Jamul Tribe”) as indicated in the following tables (in thousands):

	April 1, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$42,934	$22,751	$2,958	$68,643
Intangible assets related to Indian casino projects	23,573	21,750	10,623	896	56,842
Land held for development	—	6,992	6,751	1,370	15,113
Other	60	1,516	966	4,549	7,091

	$23,633	$73,192	$41,091	$9,773	$147,689

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Pokagon Band.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort (“Pokagon Casino”), which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants in exchange for cash proceeds of approximately $102.1 million based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount and incurred transaction fees of approximately $1.1 million. The transaction fees were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement.

The participation agreements also allow the participants to pledge or exchange the notes receivable and Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. As a result, the Pokagon notes receivable participation transaction has been treated as a sale pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”). The sale does not have any effect on Lakes’ related management agreement with the Pokagon Band.

The participation agreements entitled Lakes to appoint an agent for purposes of servicing and administering of the loans. Lakes has appointed Bank of America, N.A. (“BofA”) as it agent for purposes of servicing and administering of the loans. Lakes pays BofA an annual fee of approximately $20,000 for this service.

Shingle Springs Tribe.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of April 1, 2007	As of December 31, 2006

Face value of note (principal and interest)	$62,391	$55,942
	($46,627 principal and $15,764 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted average of three scenarios)	25 months	28 months
Projected interest rate until casino opens	9.97%	9.98%
Projected interest rate during the loan repayment term	9.92%	9.76%
Discount rate	15%	15%
Repayment terms of note*	84 months	—
Projected repayment terms of note**	—	24 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

*	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

**	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

Unrealized losses on notes receivable related to the Shingle Springs Tribe casino project were $0.9 million for the three months ended April 1, 2007, and unrealized gains on notes receivable related to the Shingle Springs Tribe casino project were $1.1 million for the three months ended April 2, 2006, respectively, and are included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

Jamul Tribe.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of April 1, 2007	As of December 31, 2006

Face value of note (principal and interest)	$36,154	$32,952
	($26,826 principal and $9,328 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	9.97%	9.98%
Projected interest rate during the loan repayment term	10.06%	9.76%
Discount rate	15.75%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

The net unrealized gain on notes receivable related to the Jamul Tribe casino project was $0.5 million and $6.4 million for the three months ended April 1, 2007 and April 2, 2006, respectively, and is included in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

3.	Long-Term Debt

On March 2, 2007, Lakes repaid its $105 million credit agreement with BofA and certain lenders under a financing facility (the “Credit Agreement”), using proceeds received from the Pokagon notes receivable participation transaction (Note 2) in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement. The prepayment penalty, along with the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.8 million and $0.9 million, respectively, were written off, which resulted in a loss on extinguishment of debt of approximately $3.8 million, which has been recorded by Lakes in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

4.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock purchases and non-vested shares under SFAS 123(R) for the three months ended April 1, 2007 and April 2, 2006, respectively, which was allocated as follows:

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands)

Total cost of share-based payment plans	$1,232	$1,602
Amounts capitalized in deferred television costs	6	34
Amounts charged against income, before income tax benefit	$1,226	$1,568

For the three months ended April 1, 2007 and April 2, 2006, no income tax benefit was recognized in the Company’s unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Managements’ determination is based primarily on historical earnings volatility, the relatively short operating history of WPTE, and the Company’s current stages of planned operational activities.

The Company and WPTE use a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted average risk-free interest rate, and the weighted average expected life of the options. As the companies do not pay dividends, the dividend rate variable in the Black-Scholes model is zero. The following values represent the average per grant for the indicated variables used to value options granted during the three months ended April 1, 2007 and April 2, 2006, and no significant changes to the 2007 assumptions are expected during the remainder of 2007.

Lakes’ stock option plans:

	Three Months Ended
	April 1,	April 2,
Key valuation assumptions:	2007	2006

Expected volatility	—*	66.20%
Expected dividend yield	—*	—
Risk-free interest rate	—*	4.50%
Expected term (in years)	—*	8.2 years

*	There were no options granted during the three months ended April 1, 2007.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate employee departure behavior in estimating future forfeitures.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to April 2, 2006. Management believes historical data is reasonably representative of future exercise behavior.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

The following table summarizes Lakes’ stock option activity during the three months ended April 1, 2007 and April 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized				—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized				—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of April 1, 2007:

	Options Outstanding at April 1, 2007				Options Exercisable at April 1, 2007
		Weighted-
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value

$ (3.25 — 3.63)	286,200	4.2 years	$3.45	$2,201,730	286,200	$3.45	$2,201,730
(3.64 — 5.45)	2,424,200	2.0 years	4.23	16,780,356	2,424,200	4.23	16,780,356
(5.46 — 7.26)	60,000	6.7 years	7.18	238,500	45,000	7.18	178,875
(7.27 — 9.08)	1,478,000	6.3 years	8.13	4,467,670	1,124,000	8.13	3,397,290
(9.09 — 10.90)	102,000	5.0 years	10.43	73,300	27,050	10.48	18,083
(10.91 — 12.71)	88,500	7.8 years	11.46	240	38,800	11.38	—
(12.72 — 14.53)	95,000	7.9 years	14.00	—	43,500	14.04	—
(14.54 — 16.34)	5,000	7.8 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	7.0 years	17.91	—	35,000	17.97	—

	4,603,900	4.0 years	$6.15	$23,761,796	4,025,750	$5.64	$22,576,334

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $11.15 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months ended April 1, 2007 and April 2, 2006 was $0.5 million and $2.0 million, respectively. As of April 1, 2007, Lakes’ unrecognized share-based compensation related to stock options was approximately $2.8 million, which is expected to be recognized over a weighted-average period of 1.5 years.

WPTE stock option plan:

	Three Months Ended
	April 1,	April 2,
	2007	2006

Expected volatility	73.84%	84.22%
Expected dividend yield	—	—
Risk-free interest rate	4.47%	4.31%
Expected term (in years)	6 years	6.5 years

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes WPTE stock option activity during the three months ended April 1, 2007 and April 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	outstanding	Exercisable	for Grant	Price

2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized				—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of April 1, 2007:

	Options Outstanding				Options Exercisable
		Weighted-Avg.	Weighted-	Aggregate			Aggregate
Range of	Number	Remaining	Avg. Exercise	Intrinsic	Number	Weighted-	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Avg. Price	Value

$ 0.0049	225,000	4.91	$0.0049	$1,155,398	225,000	$0.0049	$1,155,398
$ 3.93 - 4.80	713,000	9.71	4.43	503,600	—	—	—
$ 5.18 - 9.92	1,333,366	7.73	7.56	—	720,533	7.95	—
$11.95 - 14.51	224,000	8.36	12.22	—	56,000	12.70	—
$15.05 - 19.50	19,334	8.36	15.28	—	9,000	15.38	—

	2,514,700	8.10	$6.47	$1,658,998	1,010,533	$6.51	$1,155,398

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $5.14 on March 30, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. No options were exercised during the three months ended April 1, 2007. As of April 1, 2007, total compensation cost related to non-vested share-based options not yet recognized was $4.0 million, which is expected to be recognized over the next 31 months on a weighted-average basis.

5.	Earnings (Loss) Per Share

For all periods, basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the applicable period. For the three months ended April 2,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

2006, diluted earnings per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.

6.	Income Taxes

Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at April 1, 2007 and December 31, 2006. Lakes evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company recorded a 100% valuation allowance against its deferred tax assets related to net operating losses and other ordinary items at April 1, 2007, and December 31, 2006, which is the primary reason that the Company’s effective tax rate is not comparable to the statutory federal rate of 35%.

Lakes has recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $64 million as of April 1, 2007 based upon the closing stock price as reported by NASDAQ on March 30, 2007 of $5.14. Accordingly, the Company has not established a valuation allowance for these deferred tax assets.

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, the beginning of the Company’s 2007 fiscal year. Lakes recognized a cumulative effect adjustment of $1.4 million to retained earnings as a result of adopting FIN 48. However, the adoption of FIN 48 did not materially effect net operating loss carry forwards, the related deferred tax assets and valuation allowance thereon, or the current quarter’s income tax provision.

As of April 1, 2007 and January 1, 2007, Lakes had unrecognized tax benefits of $11.4 million. If recognized these unrecognized tax benefits would impact the effective income tax rate. Interest related to unrecognized tax benefits are recorded in income tax expense. The total amount of accrued interest was $7.2 million and $6.9 million as of April 1, 2007 and January 1, 2007, respectively, and has not been included in the total unrecognized tax benefits amount discussed above. No amount has been accrued for penalties.

The Company’s unrecognized tax benefits relate to ongoing examinations for income and franchise tax matters. Specifically, Lakes is currently under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. Additionally, the Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999, and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. Excluding these matters, Lakes is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years prior to 2003.

The Company believes it is reasonably possible that, within the next 12 months, it could recognize previously unrecognized tax benefits of between $0.6 million and $1.4 million as a result of the resolution of the IRS audit discussed above.

7.	Other Contingencies:

WPTE litigation.  On July 19, 2006, a legal action was commenced against WPTE by seven poker players (“Plaintiffs”) alleging, among other things, an unfair business practice of WPTE. On March 14, 2007 the Plaintiffs filed a motion for summary judgment in the case and on April 12, 2007 WPTE filed their opposition to the motion. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. WPTE does not expect

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

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

	Industry Segments
	Indian
	Casino	WPT	Corporate and	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated

Total assets as of April 1, 2007	$144.4	$48.9	$49.7	$243.0
Total assets as of December 31, 2006	$242.8	$51.3	$67.1	$361.2
For the three months ended April 1, 2007
Revenue	$0.5	$4.5	$—	$5.0
Earnings (loss) from operations	1.0	(2.9)	(5.4)	(7.3)
Depreciation and amortization expense	—	0.1	0.1	0.2
For the three months ended April 2, 2006
Revenue	$0.1	$6.5	$—	$6.6
Earnings (loss) from operations	15.4	(1.1)	(3.9)	10.4
Depreciation and amortization expense	—	0.1	—	0.1

9.	Derivative Financial Instruments

From time to time the Company may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.

In conjunction with the March 2, 2007 extinguishment of the $105 million Credit Agreement (Note 3), Lakes’ related interest rate swap agreement was also terminated. The termination of the interest rate swap agreement resulted in additional interest expense of approximately $0.5 million which was recorded in the first quarter of fiscal 2007.

10.	Subsequent Events

WPTE change in broadcast partner.  Travel Channel, LLC (“TRV” or “Travel Channel”) had until April 1, 2007 to exercise its option to broadcast Season Six of the WPT television series. TRV did not exercise this option. On April 2, 2007, WPTE entered into an agreement with the Game Show Network, LLC (“GSN”), pursuant to

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

which GSN agreed to license Season Six for $300,000 per episode. The agreement also provides GSN options for Seasons Seven and Eight.

WPTE online gaming software and support agreement.  On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, collectively referred to as “CryptoLogic”, pursuant to which CryptoLogic will operate an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE will be entitled to approximately 80% of net gaming revenues, from the operation of the site. WPTE will also be a member in a centralized online gaming network with several other licensees of CryptoLogic pursuant to which players will be able to play on WPTE’s branded gaming site on the online gaming network.

The CryptoLogic Agreement provides for the poker room to be operational and accessible to players by June 14, 2007, and by September 30, 2007, CryptoLogic is required to have five casino games available. WPTE also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide WPTE’s customers with access to a full suite of casino games within three months of such notice.

There is a one-time fee of $50,000 payable by WPTE for the initial preparation and launch of the site, and WPTE is required to pay a monthly fee of $7,500 for the management of tournaments, collusion detection, customer support and overall management of the poker room. In addition, WPTE is obligated to contribute 4% of poker room revenue for certain marketing initiatives.

As a result of the recent decision to move away from the internally-developed online gaming platform, WPTE will write-off certain property, equipment and other capitalized costs of approximately $2.0 million — $3.0 million during the second quarter of 2007. These assets consist primarily of software and computer equipment related to the online gaming site that WPTE was developing based on the CyberArts software platform.

Lakes stock warrant.  Pursuant to the terms and conditions of a financing agreement dated as of February 15, 2006 among Lakes, PLKS Funding, LLC and various subsidiaries of Lakes, PLKS Holdings, LLC (“PLKS”) was granted a warrant to purchase 1,250,000 common shares of Lakes at $7.50 per share (“Warrant”). During April 2007, PLKS exercised and purchased 102,500 shares underlying the Warrant at $7.50 per share and paid Lakes $0.8 million.

On May 4, 2007, Lakes and PLKS amended the exercise price of the Warrant (“Amendment”). The Amendment reduced the exercise price of the Warrant from $7.50 per share to $6.50 per share for the remaining 1,147,500 shares underlying the Warrant. In consideration for the reduced exercise price, PLKS agreed to exercise and purchase the remaining 1,147,500 shares underlying the Warrant for an aggregate exercise price of $7.5 million, which was paid to Lakes on May 7, 2007. Lakes is currently evaluating the potential effect this Amendment will have on its financial position and results of operations during the second quarter of 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management agreements with five separate tribes for casino operations in Michigan, California, and Oklahoma, for a total of eight separate casino sites. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of April 1, 2007, we owned approximately 61% of WPTE, a separate publicly held media and entertainment company. Our unaudited condensed consolidated financial statements include the results of operations of WPTE, and our revenues have been derived primarily from WPTE’s business.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, or WPT, a television show based on a series of high-stakes poker tournaments that airs in the United States and has been licensed to telecast in more than 150 markets globally. WPTE also operates a real-money online gaming website which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. WPTE is also engaged in the sale of corporate sponsorships. WPTE has three operating units:

WPT Studios.  WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 74% of total revenue. WPTE licensed the WPT series Seasons One through Five to the Travel Channel, LLC (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (“WPT Agreement”). On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six for a $300,000 license fee per episode. WPTE received an average of $477,000 per episode for Season Five of the WPT television series from TRV. WPTE also has license agreements for the distribution of WPT episodes into international territories for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

Since WPTE’s inception, fees from TRV under the WPT Agreement and an agreement with TRV relating to the Professional Poker Tour (“PPT”) series have been responsible for approximately 59% of WPTE’s total revenue. For each season covered by the WPT Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years (three years for the episodes in Season One). WPTE has produced five complete seasons of the WPT series under the WPT Agreement.

Under the WPT Agreement, TRV pays fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are recognized upon TRV’s receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT

Studios business. The following table describes the timing of Seasons One through Five of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

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

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One of the PPT, was substantially similar in structure to the WPT Agreement with the following exceptions: first, the PPT agreement has a different mechanism for selecting corporate sponsors that grants WPTE more flexibility than it has in the WPT Agreement. Second, upon termination of the agreement, Travel Channel’s revenue share percentage declines over the following four years. There is no revenue share percentage beginning in the fifth year following the termination of the agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the three months ended April 1, 2007, WPTE recognized $0.1 million of Travel Channel participation expense that was recorded in cost of revenues.

WPT Global Marketing.  Includes branded consumer products, sponsorship, and event management divisions. WPTE branded consumer products division generates revenue principally from royalties from the licensing of the WPTE brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of WPTE-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including Hands-On Mobile, US Playing Card, and MDI. WPTE also has a number of licensees that are developing new licensed products including electronic, casino-based, poker-related gaming machines from IGT, and interactive television games from Pixel Play.

WPTE sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events. WPTE sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. WPTE also has a sponsorship agreement with Xyience, Inc., a non-alcoholic energy drink developer and distributor, to promote its product as the “official energy drink” for Season Five of the WPT. In addition, WPTE had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio. WPTE will recognize revenues from these agreements when the Season Five programs are broadcast which began in April 2007.

WPT Online.  WPT’s branded online gaming website, currently located at WPTonline.com, features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WPTonline.com via the world wide web, WPTonline.com does not permit bets to be made from players in the United States and other restricted jurisdictions. This site showcases a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ’Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, WPTonline.com features an online casino with a broad selection of slots and table games, including WagerWorks’ exclusive online titles Monopolytm, Wheel of Fortune®, and The Price is Righttm.

Since 2005, WPTE has operated WPTonline.com through a license agreement with WagerWorks, Inc. (“WagerWorks”), under which WPTE licenses its brand to WagerWorks and WagerWorks shares a percentage of all net revenue it collects from the operation of the online poker room and online casino. WPTonline.com generated approximately $0.6 million in revenues, which are presented gross of WagerWorks costs, for the three months ended April 1, 2007, compared to costs of revenues of approximately $0.3 million.

In 2006, WPTE decided to develop its own software for its online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC, and hired 30 employees in Israel to develop software and a support operation. On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, collectively referred to as “CryptoLogic”, pursuant to which CryptoLogic will operate an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE will be entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the CryptoLogic Agreement, WPTE will also be a member in a centralized online gaming network with several other licensees of CryptoLogic pursuant to which players will be able to play on WPTE’s branded gaming site on the online gaming network.

The CryptoLogic Agreement provides for the poker room to be operational and accessible to players by June 14, 2007, and by September 30, 2007, CryptoLogic is required to have five casino games available (the “Initial Casino”). WPTE also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide WPTE customers with access to a full suite of casino games within three months of such notice.

WPTE is entitled to the following percentages of net gaming revenue: (a) 78% of the first $150,000 per month, (b) 79% of revenue in excess of $150,000 but less than $500,000 per month; and (c) 80% of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn the following annual minimum guaranteed revenues associated with WPTE’s online casino: $500,000 for the Initial Casino and $2,500,000 for the full suite of casino games. There is a one-time fee of $50,000 payable by WPTE for the initial preparation and launch of the site, and WPTE is required to pay a monthly fee of $7,500 for the management of tournaments, collusion detection, customer support and overall management of the poker room. In addition, WPTE is obligated to contribute 4% of poker room revenue for certain marketing initiatives.

If, at any time after the nine month anniversary of the go-live date, monthly gaming revenues fall below $500,000 for three consecutive months, CryptoLogic has the right to terminate the CryptoLogic Agreement on 90 days written notice. However, WPTE may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination. If at any time during the term of the CryptoLogic Agreement the average daily gross revenue, over a 90 day period, derived by CryptoLogic through the Network falls below $125,000, WPTE has the right to terminate the CryptoLogic Agreement.

As a result of the decision to move away from the online gaming platform WPTE was developing based on the CyberArts software and stop development of WPTE’s own online gaming site, and sign an agreement with CryptoLogic, WPTE will write off certain property and equipment and related capitalized costs of approximately $2.0 million — $3.0 million during the second quarter of 2007.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 1, 2007.

Three months ended April 1, 2007 compared to the three months ended April 2, 2006

Revenues.  Total revenues decreased by $1.7 million during the three months ended April 1, 2007 compared to the three months ended April 2, 2006. Domestic television licensee fees decreased $0.6 million in the first quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of five episodes of Season Five of the WPT television series in the first quarter of 2007 versus six episodes of Season Four of the WPT and one episode of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased $1.5 million in the first quarter of 2007 compared to the 2006 period. The decrease of $0.4 million from online gaming revenue during 2007 was primarily due to lower levels of player activity versus the prior year period. Sponsorship and event revenues decreased $0.7 million due primarily to the timing of not airing any Season Five episodes in the first quarter of 2007 versus the airing of five episodes of Season Four of the WPT in the prior year period. International television licensing revenues decreased by $0.5 million as a result of fewer distribution agreements in the international marketplace. Product licensing revenues increased by approximately $0.1 million in the first quarter of 2007 compared to the 2006 period. The increase was primarily due to higher revenues from Hands-on-Mobile.

During the first quarter of 2007, casino management fees were approximately $0.4 million. There were no casino management fees recognized during the first quarter of 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased approximately $0.6 million in the first quarter of 2007 compared to the 2006 period. The increase primarily related to additional headcount and professional fees associated with project development.

Production costs.  Production costs decreased by approximately $0.3 million in the first quarter of 2007 compared to the 2006 period. The decrease was primarily a result of a decrease in production costs of $0.2 million as WPTE delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Overall gross margins were 52% in the first quarter of 2007 compared to 63% in the first quarter of 2006. Domestic television licensing margins were 37% in the first quarter of 2007 compared to 44% in the same period in 2006. This decrease was principally because of the delivery of an episode of WPTE’s PPT series in 2006 for which the production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in the first quarter of 2007 as a result of an amendment of the agreement with the service provider that was effective in July of 2006, which significantly increased the percentage of revenues paid to that party.

Impairment losses.  Net impairment losses were $0.3 million for the three months ended April 1, 2007. There were no impairments for the three months ended April 2, 2006. Future consulting fees related to the Trading Post project are considered unlikely. As a result, Lakes recognized a $0.3 million impairment charge related to the Trading Post casino project with the Pawnee Tribal Development Corporation (“Pawnee TDC”). The Pawnee TDC, together with its three wholly-owned subsidiaries are referred to collectively as the “Pawnee Nation”.

Net realized and unrealized gains on notes receivable.  Net realized and unrealized gains on notes receivable were $0.2 million and $15.5 million for the three months ended April 1, 2007 and April 2, 2006, respectively. The net realized and unrealized gains in the first quarter of 2007 related primarily to our notes receivable from the Pokagon Band, the Shingle Springs Tribe and the Jamul Tribe which are adjusted to estimated fair value based upon the current status of the related tribal casino projects.

Regarding the Pokagon Band, during March of 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. Accordingly, as of March 2, 2007, the Pokagon notes receivable were adjusted to the negotiated participation price of 98% of principal and stated interest, which resulted in a gain of approximately $1.6 million during the first quarter of 2007, which was partially offset by transaction costs of approximately $1.1 million. This participation arrangement was accounted for as a sale during 2007; however, the sale did not have any effect on Lakes’ management agreement for the Pokagon casino resort project.

Regarding the Shingle Springs Tribe, the repayment terms of the notes receivable were revised and the notes will now be repaid over the life of the seven year management agreement rather than over approximately 24 months. This change resulted in unrealized losses on notes receivable of approximately $0.9 million for the first quarter of 2007.

During the first quarter of 2006, the net unrealized gains of $15.5 million related primarily to increased probability of opening for the casino development projects with the Pokagon Band and the Jamul Tribe due to favorable events occurring during the first quarter of 2006.

Other income (expense).  Other expense for the first quarter of 2007 was $5.4 million compared to other income of $5.4 million for the first quarter of 2006. In March 2007, Lakes’ then existing $105 million Credit Agreement was repaid in conjunction with the Pokagon notes receivable participation transaction discussed above.

This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during the first quarter of 2007.

Other income in the 2006 first quarter period included a WPTE gain on sale of securities of $5.7 million related to a sale of 630,000 shares of common stock of PokerTek, Inc.

Taxes.  The provision for income taxes was $0.3 million and $2.7 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Our effective income tax rates were (3%) and 17% for the first quarter of 2007 and the corresponding period of 2006, respectively. In the current year period, the provision was primarily related to Lakes’ interest on a Louisiana tax audit matter. WPTE recorded a provision of $1.3 million for the three months ended April 2, 2006 primarily associated with positive taxable income in the prior period. The remainder of the provision for the prior period is primarily related to Lakes’ reversal of a capital loss, which was reflected as a deferred tax asset, as a result of a settlement with the Kickapoo Traditional Tribe of Texas.

Minority interest.  The minority interest in WPTE’s earnings (loss) was approximately ($0.9) million and $1.4 million for the three months ended April 1, 2007 and April 2, 2006, respectively. WPTE’s net earnings (losses) were ($2.3) million and $3.6 million for the three months ended April 1, 2007 and April 2, 2006, respectively.

Liquidity and Capital Resources

At April 1, 2007, our unaudited condensed consolidated balance sheet included cash and cash equivalents and short-term investment balances of $61.7 million, comprised of Lakes cash of $1.6 million, Lakes short-term investments of $23.0 million, WPTE cash of $7.4 million and WPTE short-term investments of $29.7 million. WPTE cash and short-term investments will not be used in Lakes’ business.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort (“Pokagon Casino”), which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants in exchange for cash proceeds of approximately $102.1 million based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount and incurred transaction fees of approximately $1.1 million. The transaction fees were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement.

The participation agreements also allow the participants to pledge or exchange the notes receivable and Lakes no longer has any rights or obligations to the loans and is isolated, even in default, from liability. As a result, the Pokagon notes receivable participation transaction has been treated as a sale pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (“SFAS No. 140”). The sale does not have any effect on Lakes’ related management agreement with the Pokagon Band.

Also on March 2, 2007, Lakes repaid its $105 million loan with BofA and certain lenders under the Credit Agreement, using proceeds received from the Pokagon notes receivable participation transaction in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement. This amount, along with the remaining unamortized portion of the Credit Agreement debt issuance costs of approximately $1.8 million and the unamortized discount of approximately $0.9 million, were written off, which resulted in a loss on extinguishment of debt of approximately $3.8 million, which has been recorded by Lakes in the accompanying unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss).

In conjunction with the extinguishment of the $105 million Credit Agreement, Lakes’ related interest rate swap agreement was also terminated. The termination of the interest rate swap agreement resulted in additional interest expense of approximately $0.5 million which was recorded in the first quarter of fiscal 2007.

Pursuant to the terms and conditions of a financing agreement dated as of February 15, 2006 among Lakes, PLKS Funding, LLC and various subsidiaries of Lakes, PLKS Holdings, LLC (“PLKS”) was granted a warrant to purchase 1,250,000 common shares of Lakes at $7.50 per share (“Warrant”). During April 2007, PLKS exercised and purchased 102,500 shares underlying the Warrant at $7.50 per share and paid Lakes $0.8 million.

On May 4, 2007, Lakes and PLKS amended the exercise price of the Warrant (“Amendment”). The Amendment reduced the exercise price of the Warrant from $7.50 per share to $6.50 per share for the remaining 1,147,500 shares underlying the Warrant. In consideration for the reduced exercise price, PLKS agreed to exercise and purchase the remaining 1,147,500 shares underlying the Warrant for an aggregate exercise price of $7.5 million, which was paid to Lakes on May 7, 2007. Lakes is currently evaluating the potential effect this Amendment will have on its financial position and results of operations during the second quarter of 2007.

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

Following is a table summarizing remaining contractual obligations as of April 1, 2007 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Remaining Casino Development Commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	—	—	—	—	—
Iowa Tribe of Oklahoma (“Iowa Tribe”) — Ioway Project(5)	—	—	—	—	—
Lakes operating leases(6)	0.9	0.8	0.1	—	—
WPTE operating leases(7)	3.8	0.9	1.8	1.1	—
WPTE purchase obligations(8)	3.1	1.0	1.8	0.3	—

	$7.8	$2.7	$3.7	$1.4	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at April 1, 2007.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of a casino project. It has been determined that the proposed gaming facility will be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement, as amended, increases the amount of the pre-construction advances Lakes may make to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million, but it does not contractually require us to make such advances.

(4)	We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a different third party on behalf of the Pokagon Band in accordance with the management contract which is payable once the casino opens over 24 months.

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five year lease term. The lease obligations presented include rent payments for WPTE’s Israel office facilities in Nahariya and Jerusalem. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations include the operational expenses associated with the development of WorldPokerTour.com. These expenses relate to the gaming (includes commitments for the internally created software platform and the CryptoLogic network) and non-gaming aspects of the website. Additionally, included in purchase obligations are open purchase orders of approximately $0.3 million as of April 1, 2007. These liabilities are included in other accrued expenses within the unaudited condensed consolidated financial statements.

We have incurred cumulative development and land development costs of approximately $6.4 million and $1.9 million, respectively, relating to the development of a Company-owned non-Indian casino in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes does not expect to pursue further development of this project until 2008.

Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs. We may be required to pay taxes up to approximately $12 million plus interest and fees in fiscal 2007 related to two tax matters. We anticipate that our operational and development needs may require us to obtain additional sources of financing. Therefore, we will explore additional financing alternatives as needed, which may include debt, equity or a combination thereof.

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

Revenue from the domestic and international distribution of WPTE television series is recognized as earned under the following criteria established by the American Institute of Certified Public Accountants Statement of Position (SOP) No. 00-2, Accounting by Producers or Distributors of Films (SOP 00-2):

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

In accordance with the terms of the WPT Agreement, WPTE recognize domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (EITF) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19).

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. WPTE presents product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses because WPTE is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity during the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of WagerWorks costs, including WagerWorks management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues, because WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Deferred television costs:  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, because WPTE has insufficient operating history to enable such anticipation. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by TRV of the completed episode. WPTE’s management currently estimates that 100% of the approximately $2.0 million in capitalized deferred television costs at April 1, 2007 are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.

Share-Based Compensation Expense:  We measure share-based compensation expense pursuant to the Financial Accounting Standards Board (“FASB”) SFAS No. 123®, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R) and we have applied certain provisions of SAB 107 in our adoption of SFAS 123(R).

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

Pursuant to SFAS No. 123(R), we use the Black-Scholes option pricing method to establish fair value of options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Income taxes:  In accordance with SFAS No. 109, Accounting for Income Taxes, (“SFAS 109”) we evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at April 1, 2007 and December 31, 2006. We evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects. Therefore, we have recorded a 100% valuation allowance against these items at April 1, 2007, and December 31, 2006.

We have recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. We believe we will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in our investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. We own approximately 12.5 million shares of WPTE common stock valued at approximately $64 million as of April 1, 2007 based upon the closing stock price as reported by NASDAQ on March 30, 2007 of $5.14.

WPTE’s current growth plans potentially may include international expansion primarily related to WPTE’s online gaming business, expansion of television and product licensing businesses, industry consolidation and acquisitions and entry into new branded gaming businesses. Although WPTE anticipates that all potential strategies will be accretive to earnings, WPTE is aware of the risks involved with an aggressive growth strategy. Therefore, based on WPTE’s limited and volatile earnings history combined with WPTE’s cautious optimism, WPTE has determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits related to stock option exercises will not be realized.

See Note 6 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report Form 10-Q above, for a discussion of the effects of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) in the first quarter of fiscal 2007.

Accounting for long-term assets related to Indian casino projects:

Notes receivable.  We have formal procedures governing our evaluation of opportunities for potential development projects that we follow before entering into agreements to provide financial support for the development of these Indian owned casino projects. We determine whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. We initially evaluate the following factors involving critical milestones that affect the probability of developing and operating a casino:

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

We account for our notes receivable from and service contracts with the tribes as separate assets. The estimated fair value of the advances made to the tribes are accounted for as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes (“EITF No. 96-12”). . Under their terms, the notes do not become due and payable unless and until the projects are completed and operational. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. Costs incurred related to Indian casino projects are not considered advanced to the tribe until actually paid by us. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approvals and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our unaudited condensed statement of earnings (loss) and comprehensive earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan.

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

As of April 1, 2007 and December 31, 2006, the consolidated balance sheets include long-term assets related to Indian casino projects of $147.7 million and $243.8 million, respectively. The amounts are as follows by project (in thousands):

	April 1, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$42,934	$22,751	$2,958	$68,643
Intangible assets related to Indian casino projects	23,573	21,750	10,623	896	56,842
Land held for development	—	6,992	6,751	1,370	15,113
Other	60	1,516	966	4,549	7,091

	$23,633	$73,192	$41,091	$9,773	$147,689

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of April 1, 2007	As of December 31, 2006

Face value of note (principal and interest)	$62,391	$55,942
	($46,627 principal and $15,764 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	25 months	28 months
Projected interest rate until casino opens	9.97%	9.98%
Projected interest rate during the loan repayment term	9.92%	9.76%
Discount rate	15%	15%
Repayment terms of note*	84 months	—
Projected repayment terms of note**	—	24 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

*	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

**	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of April 1, 2007	As of December 31, 2006

Face value of note (principal and interest)	$36,154	$32,952
	($26,826 principal and $9,328 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	9.97%	9.98%
Projected interest rate during the loan repayment term	10.06%	9.76%
Discount rate	15.75%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

See discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

The following table represents a sensitivity analysis prepared by us of the notes receivable from the Jamul Tribe and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year (probability will not be adjusted in excess of 100%):

	April 1, 2007
	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Shingle Springs	$42,934	$40,423	$41,241	$38,829	$45,445	$44,697	$47,312
Jamul	$22,751	$21,416	$21,710	$20,436	$24,086	$23,842	$25,242

	$65,685	$61,839	$62,951	$59,265	$69,531	$68,539	$72,554

	December 31, 2006
	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Shingle Springs	$40,912	$38,469	$39,269	$36,923	$43,355	$42,623	$45,166
Jamul	$20,754	$19,548	$19,815	$18,664	$21,960	$21,738	$23,002

	$61,666	$58,017	$59,084	$55,587	$65,315	$64,361	$68,168

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

The following table represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of April 1, 2007 and December 31, 2006. The notes receivable are carried on the unaudited condensed consolidated balance sheets at April 1, 2007 and December 31, 2006 at their estimated fair values of $68.6 million and $63.8 million, respectively.

	Balance at April 1, 2007
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$46,176	$25,876	$2,794	$74,846
Note receivable, land(b),(c)	451	950	811	2,212

	$46,627	$26,826	$3,605	$77,058

	Balance at December 31, 2006
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$42,310	$23,559	$1,386	$67,255
Note receivable, land(b),(c)	—	950	756	1,706

	$42,310	$24,509	$2,142	$68,961

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

(c)	Amounts listed under the other column represents amounts advanced under the agreements with the Iowa Tribe.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at April 1, 2007 and December 31, 2006 (in thousands):

	April 1,	December 31,
Shingle Springs Tribe	2007	2006

Monthly stipend	$8,215	$7,690
Construction	1,673	1,657
Legal	14,161	13,790
Environmental	1,717	1,680
Design	11,814	9,554
Gaming license	3,676	3,626
Lobbyist	4,920	4,313

	$46,176	$42,310

	April 1,	December 31,
Jamul Tribe	2007	2006

Monthly stipend	$4,606	$4,451
Construction	714	649
Legal	3,832	3,675
Environmental	2,246	1,985
Design	11,164	9,578
Gaming license	676	641
Lobbyist	2,638	2,580

	$25,876	$23,559

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

The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Pokagon Band

	April 1, 2007	December 31, 2006

No. of Class III slot machines	3,000	3,000
No. of Table games	90	90
No. of Poker tables	20	20
Win/Class III slot machine/day — 1st year	$282	$282
Win/Table game/day — 1st year	$1,481	$1,481
Win/Poker game/day — 1st year	$1,025	$1,025
Expected increase in management fee cash flows	Year 2 — 26.5%	Year 2 — 26.5%
	Year 3 — 4.3%	Year 3 — 4.3%
	Year 4 — 3.8%	Year 4 — 3.8%
	Year 5 — 4.1%	Year 5 — 4.1%

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

Jamul Tribe

We and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. As of April 1, 2007, we have included assumptions within our financial model that reflect current discussions with the Jamul Tribe to reduce the size of the planned casino facility as a result of comments received from various state agencies including representatives from the California Governor’s office related to the Jamul Tribe’s project. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

	April 1,	December 31,
	2007	2006

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$250	$250
Win/Table game/day — 1st year	$900	$900
Win/Poker table/day — 1st year	$650	$650

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

Shingle Springs Tribe

	April 1, 2007	December 31, 2006

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,651
No. of Table games	100	100
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 20.5%	Year 2 — 8.0%
	Year 3 — 11.6%	Year 3 — 7.5%
	Year 4 — 8.5%	Year 4 — 7.1%
	Year 5 — 9.3%	Year 5 — 6.4%
	Year 6 — 1.4%	Year 6 — (12.3)%
	(management fees	(management fees
	were reduced in	were reduced in
	year six)	year six)
	Year 7 — 11.5%	Year 7 — 11.7%

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

As of April 1, 2007 and December 31, 2006 no impairment was recognized on the Shingle Springs or Jamul projects.

Description of each Indian casino project and evaluation of critical milestones:

Shingle Springs Tribe

Business arrangement.  Plans for the Shingle Springs Casino project include an approximately 278,000 square-foot facility (including approximately 89,000 square feet of gaming space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, as well as restaurants, enclosed parking and other facilities.

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

The development agreement, as amended, provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. The amended development agreement also provides for us to arrange for financing or, at our discretion, loan funds to the Shingle Springs Tribe in the form of a facility loan, for the costs of construction and initial costs of operation up to a maximum of $600 million, subject to NIGC approval. In addition, we will assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for our management services, we will receive a management fee between 21% and 30% of net income of the operations annually for the first five years with a declining percentage in years six and seven, as that term is defined by the management contract. Payment of our management fee will be subordinated to senior indebtedness of the Shingle Springs Casino and minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs project as of the end of the first quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	April 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	Yes	Yes	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.

Critical Milestone	April 1, 2007	December 31, 2006	January 1, 2006
Resolution of all litigation and legal obstacles	No — See below.	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.
Financing for construction	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

On February 1, 2007, a subsidiary of Lakes transferred to the Shingle Springs Tribe approximately 5.6 acres of property located in El Dorado County, California for a purchase price of approximately $0.5 million, which was added to the outstanding loan balance from the Shingle Springs Tribe. The transfer allows the Shingle Springs Tribe necessary access to land needed for the commencement of the construction process, subject to all remaining governmental and regulatory approvals. The land transfer was recorded in the first quarter of Lakes’ fiscal 2007.

A construction permit for the U.S. Highway 50 interchange, which will provide direct access to the Shingle Springs Rancheria on which the Shingle Springs Casino will be built, was issued on April 30, 2007 and construction began on the U.S. Highway 50 interchange on May 7, 2007.

Lakes has an agreement with the Shingle Springs Tribe which has been approved by the NIGC, to develop and manage the casino and are ready to proceed with securing financing and starting construction now that the permit for the interchange has been issued.

El Dorado County and Voices for Rural Living (“VRL”) commenced litigation in 2003 against the California regulatory agencies attempting to block the approval of the interchange. The litigation has resulted in various decisions in favor of the California regulatory agencies to proceed with the interchange and subsequent appeals by El Dorado County and VRL of those decisions over the next several years. For a more complete discussion of the history of this litigation see Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

As a result of achieving the critical milestones as described above, construction of the casino could begin as early as mid fiscal 2007 with an estimated opening date approximately 14 months after the start of the construction on the casino.

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

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes subsidiary and then be entitled to obtain a 20% equity interest in the Lakes entity that holds the rights to the development financing and services agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes’ subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of the Jamul Casino. There can be no assurance that third party financing will be available with acceptable terms, and if Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

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

Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe evaluated the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Since resolution of any requests by the State related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is within acceptable limits to the Jamul Tribe, it has been determined that the proposed gaming facility will be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

Lakes’ Evaluation of the Critical Milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the first quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	April 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Critical Milestone	April 1, 2007	December 31, 2006	January 1, 2006
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Critical Milestone	April 1, 2007	December 31, 2006	January 1, 2006
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. The Jamul Tribe has decided to move forward with building a casino based solely on class II electronic gaming devices. This plan will decrease the size and scope of the project, but will allow it to move forward.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.

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

Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or the Jamul Tribe could choose to operate only class II gaming devices without a compact and currently plan to do so. This number of gaming devices is adequate under either approach to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.

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

We and the leaders of the Jamul Tribe are currently evaluating plans for the casino facility to determine when construction will start and when casino operations will begin.

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

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes operated under the Cimarron Consulting agreement until the NIGC approved the Cimarron Management Contract on May 1, 2006, and Lakes is currently managing the Cimarron Casino under that agreement. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The fee under the Cimarron Consulting agreement consisted entirely of a limited flat monthly fee of $50,000.

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

Lakes’ Evaluation of the Ioway casino project.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of the first quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

	April 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has acquired a majority interest in 59 acres of this parcel and is in the process of obtaining a majority interest in the remaining 15 acres. An additional 100 acres of fee land has been acquired to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.
Usable county agreement, if applicable	N/A	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

	April 1, 2007	December 31, 2006	January 1, 2006
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Summer 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.
Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress.  Long-term assets have been recorded as it is considered probable that the Ioway Casino project will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Ioway Casino could open as early as fourth quarter of fiscal 2008.

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

On December 1, 2006, we announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with our subsidiary relating to the Pawnee Trading Post Casino. The consulting agreement and management contract were originally entered into in January 2005, and since then several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. We, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and our involvement in the projects, are evaluating how they wish to proceed with their current project agreements given this action, including perhaps terminating the project agreements.

For our consulting services, we received monthly fees of $5,000 related to the Trading Post Casino project and were to receive monthly fees of $25,000 and $250,000 from the Travel Plaza Casino and Chilocco Casino projects, respectively, upon their completion. We had also planned to manage each of these facilities under management contracts, subject to regulatory approvals.

As of April 1, 2007, we had advanced approximately $5 million to the Pawnee TDC related to the Chilocco Casino, Travel Plaza and Trading Post projects under the existing agreements. We intend to work with the Pawnee TDC to resolve all of the financial terms of the contracts including repayment of the advances if the project agreements are in fact terminated as a result of the Pawnee Business Council’s decision. However, if the agreements are terminated, there can be no assurance that we will receive any future fees related to these projects or that we will be repaid in full for our advances. As of April 1, 2007, the completion of the Chilocco Casino and Travel Plaza projects is unlikely. Future consulting fees related to the Trading Post project are considered unlikely as well. Therefore, during the first quarter ended April 1, 2007, we impaired our remaining note receivable from the Pawnee TDC in the amount of $0.3 million related to the Trading Post project.

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

These risks and uncertainties include, but are not limited to, need for financing to meet Lakes’ future operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; continued contracts with the Pawnee Nation as a result of the change in its business council membership; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on The Travel Channel, L.L.C. as a source of revenue; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of April 1, 2007, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our unaudited condensed consolidated statement of earnings (loss) and comprehensive earnings (loss). As of April 1, 2007, we had $68.6 million of notes receivable, at fair value with a floating interest rate (principal amount of $77.1 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $7.9 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in interest income over the same twelve-month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the first quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

El Dorado County, California litigation.

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California (“Superior Court”), seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living (“VRL”) and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. This litigation resulted in various decisions in favor of the California regulatory agencies to proceed with the interchange and subsequent appeals by El Dorado County and VRL of those decisions over the next several years. For a more complete discussion of the history of this litigation see Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

On December 15, 2006, VRL filed two Notice of Appeals to the California Court of Appeals (“Appeals Court”), the first one appealing Superior Court Judge Connelly’s Judgment discharging the Peremptory Writ of Mandate in the VRL and Shingle Springs Neighbors for Quality Living v. CalTrans, et al, case, and the second one appealing Judge Connelly’s (1) Order denying appellants’ Motion for Preliminary Injunction and (2) Order sustaining Respondents’ Demurrers Without Leave to Amend in the VRL, Chrysan Dosh, et al v. CalTrans, et al, case. No briefs have been filed and no hearing date has been set. On February 16, 2007, VRL filed a motion for stay, pending appeal with the Appeals Court seeking to stay any construction during the pendency of the appeal. On March 2, 2007, the Appeals Court denied VRL’s motion.

Lakes has not recorded any liability for this matter as management currently believes that the Superior Court’s and Appeals Court’s rulings will ultimately allow the project to commence. In addition, a construction permit for the interchange was issued on April 30, 2007 and construction began on May 7, 2007. However, there can be no assurance that the final outcome of this matter is not likely to have a material adverse effect upon Lakes’ consolidated financial statements.

WPTE litigation.

On July 19, 2006, a legal action was commenced against WPTE by seven poker players (“Plaintiffs”) that alleges, among other things, an unfair business practice of WPTE. On March 14, 2007, Plaintiffs filed a motion for summary judgment in the case and on April 12, 2007 WPTE filed its opposition to the motion. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. WPTE does not expect any material adverse consequences from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Other litigation.

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

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: May 11, 2007