Form 10-Q
period 2007-07-01
LAKES ENTERTAINMENT INC
filed 2007-08-10
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2007, there were 24,406,175 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX

		Page of
		Form 10-Q
	PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of July 1, 2007 (unaudited) and December 31, 2006	3
	Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and six months ended July 1, 2007 and July 2, 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007 and July 2, 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	38
ITEM 4.	CONTROLS AND PROCEDURES	39
	PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	39
ITEM 1A.	RISK FACTORS	39
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	41
ITEM 6.	EXHIBITS	41
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification of CEO and CFO Pursuant to Section 906

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	July 1, 2007	December 31, 2006
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$18,629	$9,759
(balances include $1.5 million and $8.4 million of WPT Enterprises, Inc. cash)
Restricted cash	—	12,738
Investments in marketable securities	56,612	59,863
(balances include $33.0 million and $31.3 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable	3,350	2,963
Other current assets	1,984	2,706

Total current assets	80,575	88,029

Property and equipment, net	16,877	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	78,566	164,308
Land held for development	8,121	16,790
Intangible assets	57,349	54,279
Other	5,244	8,450

Total long-term assets related to Indian casino projects	149,280	243,827

Other assets:
Restricted cash	347	453
Investments	2,923	2,923
Deferred tax asset	6,354	6,248
Debt issuance costs	—	1,972
Other long-term assets	201	264

Total other assets	9,825	11,860

Total Assets	$256,557	$361,176

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,392	$5,345
Income taxes payable	16,301	14,593
Accrued payroll and related costs	2,003	2,480
Deferred revenue	2,557	4,740
Accrued interest	—	312
Other accrued expenses	1,635	1,879

Total current liabilities	24,888	29,349

Long-term debt, other, net of unamortized discount of $0.9 million at December 31, 2006	—	104,471

Total liabilities	24,888	133,820

Commitments and contingencies

Minority interest in subsidiary	15,207	16,764

Shareholders’ equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued and outstanding at July 1, 2007 and December 31, 2006, respectively	45	45
Common stock, $.01 par value; authorized 200,000 shares; 24,356 and 22,949 issued and outstanding at July 1, 2007, and December 31, 2006, respectively	244	229
Additional paid-in capital	188,824	176,419
Retained earnings	27,398	34,357
Accumulated other comprehensive loss	(49)	(458)

Total shareholders’ equity	216,462	210,592

Total liabilities and shareholders’ equity	$256,557	$361,176

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006

Revenues:
License fee income	$6,072	$8,750	$9,839	$13,426
Host fees, sponsorship, online gaming and other	1,671	2,305	2,425	4,094
Management, consulting and development fees	386	165	835	330

Total revenues	8,129	11,220	13,099	17,850

Costs and expenses:
Selling, general and administrative	9,966	8,833	19,721	18,015
Production costs	3,087	4,176	5,239	6,596
Loss on abandonment of online gaming assets	2,270	—	2,270	—
Net impairment losses	—	—	331	—
Depreciation and amortization	191	139	386	272

Total costs and expenses	15,514	13,148	27,947	24,883

Net realized and unrealized gains on notes receivable	8,939	17,647	9,104	33,123

Earnings (loss) from operations	1,554	15,719	(5,744)	26,090

Other income (expense):
Interest income	5,495	657	6,633	1,090
Interest expense, related party	—	—	—	(137)
Interest expense, other	—	(1,303)	(2,588)	(1,834)
Amortization of debt issuance costs	—	(176)	(95)	(312)
Loss on extinguishment of debt	—	(6,821)	(3,830)	(6,821)
Gain on sale of investment	—	—	—	5,675
Other	22	(10)	28	76

Total other income (expense), net	5,517	(7,653)	148	(2,263)

Earnings (loss) before income taxes and minority interest in net (earnings) loss of subsidiary	7,071	8,066	(5,596)	23,827
Income taxes	348	3,837	656	6,547

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	6,723	4,229	(6,252)	17,280
Minority interest in net (earnings) loss of subsidiary	1,295	(981)	2,176	(2,348)

Net earnings (loss)	8,018	3,248	(4,076)	14,932

Stock warrant inducement discount	1,444	—	1,444	—

Net earnings (loss) available to common shareholders	6,574	3,248	(5,520)	14,932

Other comprehensive earnings (loss):
Unrealized loss on marketable securities, net of tax	(23)	(855)	—	(426)
Change in estimated fair value of derivative	—	(161)	409	(161)

Comprehensive earnings (loss)	$6,551	$2,232	($5,111)	$14,345

Earnings (loss) available to common shareholders per share — basic	$0.28	$0.14	($0.24)	$0.66

Earnings (loss) available to common shareholders per share — diluted	$0.25	$0.13	($0.24)	$0.61

Weighted-average common shares outstanding — basic	23,829	22,875	23,427	22,642

Dilutive effect of common stock equivalents	2,077	2,041	—	1,862

Weighted-average common shares outstanding — diluted	25,906	24,916	23,427	24,504

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006

OPERATING ACTIVITIES:
Net earnings (loss)	($4,076)	$14,932
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	553	431
Amortization of debt issuance costs	95	688
Amortization of debt discount	33	17
Share-based compensation	2,443	3,689
Loss on extinguishment of debt	2,783	6,821
Loss on abandonment of online gaming assets	2,270	—
Net realized and unrealized gains on notes receivable	(10,165)	(33,123)
Gain on sale of investment	—	(5,675)
Minority interest in net earnings (loss) of subsidiary	(2,176)	2,348
Deferred income taxes	(105)	3,769
Net impairment losses	331	—
Changes in operating assets and liabilities:
Accounts receivable	(405)	1,022
Other current assets	427	617
Income taxes payable	270	2,642
Accounts payable	347	(1,094)
Deferred revenue	(2,182)	(1,799)
Accrued expenses	(1,035)	723

Net cash used in operating activities	(10,592)	(3,992)

INVESTING ACTIVITIES:
Purchase of marketable securities	(59,997)	(39,346)
Sale / maturity of marketable securities	63,257	21,722
Proceeds from sale of land held for development	8,758	—
Collections on notes receivable	3,690	2,865
Increases in long-term assets related to Indian casino projects	(13,495)	(31,880)
Proceeds from sale of investment	—	5,686
Purchase of property and equipment	(1,867)	(2,886)
Increase in other long-term assets	—	(445)

Net cash provided by (used in) investing activities	346	(44,284)

FINANCING ACTIVITIES:
Decrease in restricted cash	12,844	—
Debt issuance costs	—	(5,004)
Restricted cash proceeds from long-term debt	—	19,090
Restricted cash proceeds from long-term debt available as of quarter end	—	(19,090)
Unrestricted cash proceeds from long-term debt	—	109,860
Repayment of long-term debt	(105,000)	(35,000)
Repayment of long-term debt, related party	—	—
Cash proceeds from issuance of common and preferred stock	9,158	3,277
Increase in WPTE restricted cash	—	(197)
Shareholder trading settlement	—	2,805
Cash proceeds from sale of participation notes	102,114	—

Net cash provided by financing activities	19,116	75,741

Net increase (decrease) in cash and cash equivalents	8,870	27,465

Cash and cash equivalents — beginning of period	9,759	9,912

Cash and cash equivalents — end of period	$18,629	$37,377

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of July 1, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and substantially all of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, previously filed with the SEC on March 15, 2007, from which the balance sheet information as of that date is derived.
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
2. Long-Term Assets Related to Indian Casino Projects
     At July 1, 2007 and December 31, 2006, long-term assets related to Indian casino projects are primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”), Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) and the Jamul Indian Village (the “Jamul Tribe”) as indicated in the following tables (in thousands):

	July 1, 2007 (unaudited)
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
Notes receivable, at estimated fair value	$—	$50,417	$24,809	$3,340	$78,566
Intangible assets related to Indian casino projects (*)	23,573	21,674	11,116	986	57,349
Land held for development	—	—	6,751	1,370	8,121
Other	60	767	1,154	3,263	5,244

	$23,633	$72,858	$43,830	$8,959	$149,280

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects (*)	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

(*)	Intangible assets consist primarily of contractual rights to develop, finance and/or manage Indian-owned casino properties. Amortization of intangible assets begins once the related project becomes operational, and is calculated using the straight line method over the term of the underlying contract. Amortization related to projects currently operating is not material for any periods presented in the accompanying unaudited condensed consolidated financial statements.
     Pokagon Band. On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort (“Pokagon Casino”), which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the participants in exchange for cash proceeds of approximately $102.1 million based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount, and incurred transaction fees of approximately $1.1 million. The transaction fees were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement.
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
     The participation agreements entitled Lakes to appoint an agent for purposes of servicing and administering of the loans. Lakes has appointed Bank of America, N.A. (“BofA”) as its agent for purposes of servicing and administering of the loans. Lakes pays BofA an annual fee of approximately $20,000 for this service.
Shingle Springs Tribe.
     The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of July 1, 2007	As of December 31, 2006
Face value of note (principal and interest)	$63,125	$55,942
	($46,368 principal and $16,757 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	18 months	28 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term	10.26%	9.76%
Discount rate	15%	15%
Repayment terms of note*	84 months	—
Projected repayment terms of note**	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

*	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

**	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.
     On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Foothill Oaks Casino project in Shingle Springs, California. Immediately following the closing of this financing, Lakes was repaid approximately $17.2 million by the Shingle Springs Tribe for land Lakes had previously purchased on behalf of the Shingle Springs Tribe, and for certain construction advances including accrued interest. Lakes, through a wholly-owned subsidiary, has management and development agreements with an affiliate of the Shingle Springs Tribe to develop and manage the Foothill Oaks Casino. Amounts owed to Lakes under the management and development agreements are subordinated to the senior note financing.
     The net unrealized gains on notes receivable related to the Shingle Springs Tribe casino project were $7.7 million and $1.4 million for the three months ended July 1, 2007 and July 2, 2006, respectively, and $6.7 million and $2.5 million for the six months ended July 1, 2007 and July 2, 2006, respectively, and are included in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss). The net unrealized gains for the three months and six months ended July 1, 2007, primarily related to the close of third party financing by the Shingle Springs Tribe, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe.
     Jamul Tribe.
     The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of July 1, 2007	As of December 31, 2006
Face value of note (principal and interest)	$38,527	$32,952
	($28,230 principal and $10,297 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term	10.38%	9.76%
Discount rate	15.75%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

     The net unrealized gains on notes receivable related to the Jamul Tribe casino project were $1.1 million and $0.9 million for the three months ended July 1, 2007 and July 2, 2006, respectively, and $1.7 million and $7.3 million for the six months ended July 1, 2007 and July 2, 2006, respectively, and are included in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss).
3. Long-Term Debt
     On March 2, 2007, Lakes repaid its $105 million credit agreement with BofA and certain lenders under a financing facility (the “Credit Agreement”), using proceeds received from the Pokagon notes receivable participation transaction (Note 2) in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement. The prepayment penalty, along with the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.8 million and $0.9 million, respectively, were also written off, resulting in a loss on extinguishment of debt of approximately $3.8 million in the first quarter of 2007, which is included in the accompanying Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).
4. Stock Warrant
     Pursuant to the terms and conditions of a financing agreement dated as of February 15, 2006 among Lakes, PLKS Funding, LLC and various subsidiaries of Lakes, PLKS Holdings, LLC (“PLKS”) was granted a warrant to purchase common shares of Lakes at $7.50 per share (the “Warrant”), which had an expiration date of February 15, 2013. During April 2007, PLKS exercised and purchased 102,500 shares underlying the Warrant at $7.50 per share and paid Lakes $0.8 million.
     On May 4, 2007, Lakes and PLKS amended the exercise price of the Warrant (the “Amendment”). The Amendment reduced the exercise price of the Warrant from $7.50 per share to $6.50 per share for the remaining 1,147,500 shares underlying the Warrant. In consideration for the amended exercise price, PLKS agreed to, within two days of the execution of the Amendment, exercise the Warrant with respect to the remaining 1,147,500 shares underlying the Warrant and pay the aggregate exercise price of $7.5 million, which PLKS did on May 7, 2007. The Company calculated the impacts of the Amendment’s reduction in the exercise price and of PLKS’s agreement to exercise the Warrant within two days of the Amendment’s execution on the fair value of the Warrant using a Black-Scholes pricing model; this calculation of the impacts consisted of valuing the Warrant with and without the Amendment in force. The variables used in the Black-Scholes model were the value of the common stock on which the Warrant was written, the Warrants’s exercise price, the period of time until the Warrant’s expected expiration date, the expected price volatility of the common stock, the zero-coupon risk-free interest rate applicable to the period of time until the Warrant’s expected expiration date, and the present value of the expected dividends on the common stock during the term of the Warrant. As a result of the reduction in exercise price of the Warrant, Lakes recognized a stock warrant inducement discount of approximately $1.4 million which is included in the determination of net earnings available to common shareholders in the accompanying Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).
5. Share-based Compensation
     The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock purchases and non-vested shares under SFAS 123(R) for the three months and six months ended July 1, 2007 and July 2, 2006, respectively, which was allocated as follows:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
	(In thousands)
Total cost of share-based payment plans	$1,203	$1,424	$2,435	$3,676
     No income tax benefit was recognized in the Company’s Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss) for share-based compensation arrangements for the three months and six months ended July 1, 2007 and July 2, 2006. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Managements’ determination is based primarily on historical earnings volatility, the relatively short operating history of WPTE, and the Company’s current stages of planned operational activities.
     The Company and WPTE both use a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted-average risk-free interest rate, and the weighted-average expected life of the options. Since neither Lakes nor WPTE currently pays dividends, the dividend rate variable in the Black-Scholes model is zero.
     The following values represent the average per grant for the indicated variables used to value options granted during the three months and six months ended July 1, 2007 and July 2, 2006, respectively. There have been no significant changes to the assumptions thus far in 2007 and none are expected during the remainder of 2007.
Lakes’ stock option plans:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
Key valuation assumptions:	2007	2006	2007	2006
Expected volatility	54.95%	55.55%	54.95%	55.55%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.89%	5.10%	4.89%	5.10%
Expected term (in years)	8.2 years	8.2 years	8.2 years	8.2 years
•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to July 1, 2007. Management believes historical data is reasonably representative of future exercise behavior.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.
     At the Company’s annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan, which reserves a total of 500,000 shares of our common stock. Shares that are subject to awards that terminate, lapse or are cancelled or forfeited will be available again for grant under the 2007 Plan. The Company issues new shares of common stock upon exercise of options.

     The following table summarizes Lakes’ stock option activity during the three months and six months ended July 1, 2007 and July 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price
2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15
Authorized			500,000	—
Granted	2,500	—	(2,500)	11.84
Forfeited/cancelled/expired	(44,500)	—	44,500	9.79
Exercised	(74,500)	—	—	5.83

Balance at July 1, 2007	4,487,400	3,954,500	577,500	$6.13

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized	—	—	—	—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10
Authorized	—	—	—	—
Granted	5,000	—	(5,000)	12.10
Forfeited/cancelled/expired	(5,000)	—	5,000	8.15
Exercised	(25,000)	—	—	4.75

Balance at July 2, 2006	4,762,626	3,718,126	64,500	$6.11

     The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of July 1, 2007:

	Options Outstanding at July 1, 2007
		Weighted-			Options Exercisable at July 1, 2007
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value
$(3.25 — 3.63)	286,200	3.9 years	$3.45	$2,390,622	286,200	$3.45	$2,390,622
(3.64 — 5.45)	2,374,700	1.7 years	4.22	18,027,678	2,374,700	4.22	18,027,678
(5.46 — 7.26)	60,000	6.5 years	7.18	278,100	45,000	7.18	208,575
(7.27 — 9.08)	1,438,500	6.2 years	8.13	5,297,276	1,099,000	8.13	4,047,068
(9.09 — 10.90)	72,000	6.5 years	10.36	104,320	27,050	10.48	35,936
(10.91 — 12.71)	91,000	7.6 years	11.47	37,200	41,050	11.43	17,647
(12.72 — 14.53)	95,000	7.6 years	14.00	—	44,500	14.04	—
(14.54 — 16.34)	5,000	7.5 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	6.8 years	17.91	—	35,000	17.97	—

	4,487,400	3.7 years	$6.13	$26,135,196	3,954,500	$5.64	$24,727,526

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $11.81 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and six months ended July 1, 2007 and July 2, 2006 were $0.5 million, $0.2 million, $1.0 million and $2.2 million, respectively. As of July 1, 2007, Lakes’ unrecognized share-based compensation related to stock options was approximately $2.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

WPTE stock option plan:

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2007	2006	2007	2006
Expected volatility	72.22%	78.91%	73.03%	81.57%
Forfeiture rate	12.99%	4.13%	12.99%	4.13%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.84%	5.06%	4.65%	4.68%
Expected term (in years)	6 years	6.5 years	6 years	6.5 years
•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.
     The following table summarizes WPTE stock option activity during the three months and six months ended July 1, 2007 and July 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	outstanding	Exercisable	for Grant	Price
2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—	—	—	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47
Authorized	—
Granted	182,000	—	(182,000)	4.53
Forfeited/cancelled/expired	(85,667)	—	85,667	5.25
Exercised	(113,660)	—	—	0.0049

Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—	—	—	—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized	—	—	1,080,000	—
Granted	109,500	—	(109,500)	5.18
Forfeited/cancelled/expired	(153,501)	—	153,501	10.07
Exercised	(105,000)	—	—	0.0049

Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

     The following table summarizes significant ranges of WPTE outstanding and exercisable options as of July 1, 2007:

	Options Outstanding				Options Exercisable
		Weighted-Avg.	Weighted-	Aggregate			Aggregate
Range of	Number	Remaining	Avg. Exercise	Intrinsic	Number	Weighted-	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Avg. Price	Value
$0.0049	111,340	4.66	$0.0049	$454,835	111,340	$0.0049	$454,835
$3.93 — 4.80	824,000	9.58	4.46	4,800	—	—	—
$5.18 — 9.92	1,325,366	7.48	7.57	—	739,133	7.88	—
$11.95 — 14.51	220,667	8.12	12.19	—	56,000	12.70	—
$15.05 — 19.50	16,000	8.10	15.33	—	5,666	15.57	—

	2,497,373	8.10	$6.67	$459,635	912,139	$7.26	$454,835

     The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $4.09 on June 29, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and six months ended July 1, 2007 and July 2, 2006 were, $0.5 million, $0.8 million, $0.5 million and $1.4 million, respectively. As of July 1, 2007, total compensation cost related to non-vested share-based options not yet recognized was $3.5 million, which is expected to be recognized over the next 2.4 years on a weighted-average basis.
6. Earnings (Loss) Available to Common Shareholders Per Share
     For all periods, basic earnings (loss) available to common shareholders per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the applicable period. For the six months ended July 1, 2007 and the three months and six months ended July 2, 2006, respectively, diluted earnings (loss) available to common shareholders per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) available to common shareholders by the weighted-average of all common and potentially dilutive shares outstanding. Stock options were not included in the computation of diluted earnings (loss) available to common shareholders per share for the three months ended July 1, 2007 because the effects would have been anti-dilutive for that period.
7. Income Taxes
     Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at July 1, 2007 and December 31, 2006. Lakes evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that Lakes believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, Lakes recorded a 100% valuation allowance against its deferred tax assets related to net operating losses and other ordinary items at July 1, 2007, and December 31, 2006, which is the primary reason that Lakes’ effective tax rate is not comparable to the statutory federal rate of 35%.
     Lakes has recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. Lakes believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. Lakes owns approximately 12.5 million shares of WPTE common stock valued at approximately $51 million as of July 1, 2007 based upon the closing stock price as reported by NASDAQ on June 29, 2007 of $4.09. Accordingly, Lakes has not established a valuation allowance for these deferred tax assets.
     Lakes is currently disputing the results of an audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000, and has been petitioned by the Louisiana Department of Revenue to pay additional Louisiana corporation income and/or franchise taxes for the fiscal years ended 1999 through 2002. Lakes may be required to pay taxes up to approximately $12 million plus interest and fees related to these two tax matters. Excluding these matters, Lakes is no longer subject to U.S. federal or state/local income tax examinations by tax authorities for years prior to 2003. See Note 8 for further discussion.
     Effective January 1, 2007, Lakes adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 resulted in an increase of $1.4 million in Lakes’ liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings as of January 1, 2007. The adoption of FIN 48 did not materially affect net operating loss carry forwards, the related deferred tax assets and valuation allowance thereon, or the income tax provision through July 1, 2007.

     At the beginning of 2007, Lakes’ liability for uncertain tax positions was $10.1 million plus an additional $8.2 million for the possible payment of interest related to these tax liabilities. These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. Lakes records accrued interest related to uncertain tax positions in income tax expense. There were no significant changes in components of the liability in the first half of 2007.
     Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states.
     Lakes believes it is reasonably possible that, within the next 12 months, it could recognize previously unrecognized tax benefits of between $0.6 million and $1.4 million as a result of the resolution of the IRS audit discussed above.
8. Contingencies
     IRS tax audit. Lakes is under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If Lakes is unsuccessful in sustaining its position, Lakes may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. Lakes has recorded a liability for this matter including interest, as described in Note 7 above, which is included as part of income taxes payable on the accompanying Unaudited Condensed Consolidated Balance Sheets.
     Louisiana Department of Revenue Litigation Tax Matter. The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has determined it is more likely than not it will be able to support its position related to this tax matter. As such, Lakes has recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying Unaudited Condensed Consolidated Balance Sheets.
     WPTE litigation. On July 19, 2006, a legal action was commenced against WPTE by seven poker players that alleges, among other things, an unfair business practice of WPTE. On March 14, 2007, the plaintiffs filed a motion for summary judgment in the case and on April 12, 2007, WPTE filed its opposition to the motion. The parties are currently engaged in discovery and a trial date has been set for April 1, 2008. Although WPTE’s management is currently unable to predict the ultimate outcome of this matter, it believes that WPTE is not likely to sustain any material loss in connection therewith, and accordingly, no provision for loss has been recorded in connection therewith.
     Miscellaneous legal matters. Lakes and its subsidiaries (including WPTE) are involved in various other inquiries, administrative proceedings, and pending or threatened litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that an unfavorable outcome in these matters is not probable. Furthermore, even in the event of an unfavorable outcome in one or all of these matters, the estimated effect on the unaudited condensed consolidated financial statements would not likely be material. Accordingly, no provision for loss has been recorded in connection therewith.

9. Segment Information
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

	Industry Segments
	Indian
	Casino	WPT	Corporate and	Total
	Projects	Enterprises, Inc.	Eliminations	Consolidated
Total assets as of July 1, 2007	$148.9	$44.2	$63.3	$256.6
Total assets as of December 31, 2006	$242.8	$51.3	$67.1	$361.2
For the three months ended July 1, 2007
Revenue	$0.4	$7.7	$—	$8.1
Earnings (loss) from operations	9.1	(3.6)	(3.9)	1.6
Depreciation and amortization expense	—	0.1	0.1	0.2
For the three months ended July 2, 2006
Revenue	$0.2	$11.0	$—	$11.2
Earnings (loss) from operations	14.3	2.5	(1.1)	15.7
Depreciation and amortization expense	—	—	0.1	0.1
For the six months ended July 1, 2007
Revenue	$0.8	$12.2	$0.1	$13.1
Earnings (loss) from operations	10.0	(6.5)	(9.2)	(5.7)
Depreciation and amortization expense	—	0.2	0.2	0.4
For the six months ended July 2, 2006
Revenue	$0.4	$17.5	$—	$17.9
Earnings (loss) from operations	27.2	1.4	(2.5)	26.1
Depreciation and amortization expense	—	0.1	0.2	0.3
10. Online Gaming Commitment and Related Loss on Abandonment of Online Gaming Assets
     On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). Pursuant to the CryptoLogic Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE is entitled to approximately 80% of net gaming revenues from the operation of the site. Under the CryptoLogic Agreement, WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players are able to play on WPTE’s branded gaming site on the Network.
     Prior to signing the Agreement with CryptoLogic, WPTE was developing its own proprietary online gaming platform internally, which management decided to abandon and replace with the CryptoLogic arrangement. As a result of signing the CryptoLogic Agreement, during the second quarter of 2007, WPTE wrote off approximately $2.3 million of capitalized costs related to the online gaming platform previously being internally developed. The assets written off consist primarily of software and computer equipment.
     The online gaming site on the CryptoLogic platform became operational in June 2007, but operations during the quarter were not material.

11. Subsequent Events
     Four Winds Casino and Resort. On August 2, 2007, the Four Winds Casino and Resort, owned by the Pokagon Band, opened to the public. The casino includes approximately 3,000 slot machines, 100 table games, a poker room, various restaurant and bar venues, a hotel, enclosed parking, a childcare facility and arcade, and various other resort amenities.
     Lakes has a management contract with the Pokagon Band to manage the Four Winds Casino and Resort and pursuant to the terms of the management contract, is to receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. Lakes’ management fee is subordinated to a $305 million senior note financing and a $75 million furniture, furnishings and equipment financing, and also is subordinated to a minimum guaranteed monthly payment to the Pokagon Band. The term of the management contract, as amended, is five years from August 2, 2007.
     WPTE agreement with China Leisure Sports Administrative Center. On August 6, 2007, WPTE entered into an agreement with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national card game “Traktor Poker.” Pursuant to the five year term of the agreement, WPTE will receive exclusive branding and certain marketing and sponsorship rights related to the China National Traktor Poker Tour. In exchange for these rights, WPTE will pay an annual fee, which starts at $505,000 in the first year and increases by 10% annually for the remaining four years of the agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
     We develop, finance and manage Indian-owned casino properties. We currently have development and management agreements with five separate tribes for casino operations in Michigan, California, and Oklahoma, for a total of eight separate casino sites. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of July 1, 2007, we owned approximately 61% of WPT Enterprises, Inc. (“WPTE”), a separate publicly held media and entertainment company. Our unaudited condensed consolidated financial statements include the results of operations of WPTE, and our revenues have been derived primarily from WPTE’s business.
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
     WPT Studios. WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of broadcast and telecast rights and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 73% of total revenue. WPTE licensed the WPT series Seasons One through Five to the Travel Channel, LLC (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (“WPT Agreement”). On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six for a $300,000 license fee per episode. WPTE received an average of $477,000 per episode for Season Five of the WPT television series from TRV. WPTE also has license agreements for the distribution of WPT and Professional Poker Tour (“PPT”) episodes into international territories for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).
     Since WPTE’s inception, fees from TRV under the WPT Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 59% of WPTE’s total revenue. For each season covered by the WPT Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years (three years for the episodes in Season One). WPTE has produced five complete seasons of the WPT series under the WPT Agreement.
     Under the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the World Poker Tour series, including the delivery and exhibition of the episodes each season:

	Date of	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and Delivery
Tour Season	Season	specials)	of Episodes	Initial Telecast of Episodes in Season
Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — April 2008	January 2008 — August 2008 (projected)
     The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One of the PPT, was substantially similar in structure to the TRV Agreement.
     Under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the six months ended July 1, 2007, WPTE recognized $0.4 million of Travel Channel participation expense that was recorded in cost of revenues.
     WPT Global Marketing. Includes branded consumer products, sponsorship, and event management divisions. WPTE branded consumer products division generates revenue principally from royalties from the licensing of the WPTE brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of WPTE-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including Hands-On Mobile and Take Two. WPTE also has licensees that are developing new licensed products including interactive television games from Pixel Play.
     WPTE sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events. WPTE sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. In addition, WPTE had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio. WPTE began recognizing revenues from these agreements when the Season Five programs were broadcast.
     WPT Online. In 2005, WPTE began operating WPTonline.com through a license agreement with WagerWorks, Inc. (“WagerWorks”), under which WPTE licensed its brand to WagerWorks and WagerWorks shared a percentage of all net revenue it collected from the operation of the online poker room and online casino. WPTonline.com generated approximately $0.8 million in revenues, which are presented gross of WagerWorks costs, for the six months ended July 1, 2007, compared to costs of revenues of approximately $0.5 million. In June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated as WPTE transitioned to a new online software platform as described below.
     In 2006, WPTE decided to develop its own software for its online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC (“CyberArts”), and hired 30 employees in Israel to develop the software and a support infrastructure. On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of WPTE’s decision to move away from the online gaming platform WPTE was developing based on the CyberArts software and stopping the development of WPTE’s own online gaming site, WPTE has written off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off, WPTE curtailed its Israel operations and closed one of WPTE’s two offices. In WPTE’s Nahariya, Israel office, WPTE currently has 18 employees focused on marketing initiatives including affiliate marketing, search engine optimization and customer retention.

     Pursuant to the CryptoLogic Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE is entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the CryptoLogic Agreement, WPTE is also a member in a centralized online gaming network with several other licensees of CryptoLogic pursuant to which players are able to play on WPTE’s branded gaming site on the online gaming network. As a condition of joining the Network WPTE has applied for a gaming license in Malta which WPTE anticipates to be in effect by the third quarter of fiscal 2007, however, in the interim, WPTE is currently licensed in Curacao, as are the other licensees in the Network.
     On June 14, 2007 CryptoLogic delivered the poker software to WPTE and the go-live date was June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games (the “Initial Casino”), including multi-hand blackjack, European roulette and multiple interactive slots including their most popular casino games — Millionaire’s Club, Bejeweled and The Hulk. WPTE also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide WPTE’s customers with access to a full suite of casino games within three months of such notice.
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
Results of Operations
     The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended July 1, 2007, respectively.
Three months ended July 1, 2007 compared to the three months ended July 2, 2006
     Revenues. Total revenues decreased by $3.1 million during the three months ended July 1, 2007 compared to the three months ended July 2, 2006. Domestic television license fees decreased $3.0 million in the second quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of nine episodes of Season Five of the WPT television series in the second quarter of 2007 versus 10 episodes of Season Four of the WPT and nine episodes of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased $0.5 million in the second quarter of 2007 compared to the 2006 period. The decrease of $0.6 million from online gaming revenue during 2007 was primarily due to lower levels of player activity versus the prior year period, as well as WPTE ceasing operations on the WagerWorks network in June of 2007 while transitioning WPTE’s online gaming operations to CryptoLogic. Product licensing revenues increased by approximately $0.2 million in the second quarter of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two.
     Lakes’ casino management fees were $0.4 million and $0.2 million during the second quarter of 2007 and the second quarter of 2006, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $1.1 million in the second quarter of 2007 compared to the 2006 period. The increase primarily related to additional headcount and development costs associated with WPTE’s online gaming efforts.
     Production costs. Production costs decreased by approximately $1.1 million in the second quarter of 2007 compared to the 2006 period. The decrease was primarily a result of a decrease in production costs of $1.0 million as WPTE delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Overall gross margins for WPTE were 60% in the second quarter of 2007 compared to 62% in the second quarter of 2006. Domestic television licensing margins were 40% in the second quarter of 2007 compared to 51% in the same period in 2006. This decrease was principally because of the delivery of nine episodes of WPTE’s PPT series in 2006 for which the production costs had been expensed in an earlier period. The lower domestic television margins in the 2007 period were largely offset by increased margin contribution from product licensing, international television and sponsorship.
     Loss on abandonment of online gaming assets. WPTE wrote off approximately $2.3 million in the second quarter of 2007 in online gaming assets as a result of ceasing development of the stand-alone online gaming platform WPTE was developing based on the CyberArts software.
     Net realized and unrealized gains on notes receivable. Net realized and unrealized gains on notes receivable were $8.9 million and $17.6 million for the three months ended July 1, 2007 and July 2, 2006, respectively. The net realized and unrealized gains in the second quarter of 2007 related primarily to our notes receivable from the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the Jamul Indian Village (“Jamul Tribe”) which are adjusted to estimated fair value based upon the current status of the related tribal casino projects.
     Regarding the Shingle Springs Tribe, unrealized gains primarily related to the close of third party financing by the Shingle Springs Tribe, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe. The result was an unrealized gain of approximately $7.7 million during the second quarter of 2007.
     Regarding the Jamul Tribe, unrealized gains primarily related to the change in management’s estimate of the projected casino opening date, which resulted in an unrealized gain of approximately $1.1 million in the second quarter of 2007.
     During the second quarter of 2006, the net unrealized gains of $17.6 million related primarily to the close of third party financing by the Pokagon Band of Potawatomi Indians (“Pokagon Band”), which resulted in an increased probability of opening the casino development project with the Pokagon Band and triggered a retroactive interest rate adjustment on the Pokagon Band loans.
     Other income (expense). Other income for the second quarter of 2007 was $5.5 million compared to other expense of $7.7 million for the second quarter of 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in the second quarter of 2007.
     In the second quarter of 2006, we refinanced substantially all of our long-term debt. As a result, we wrote-off the unamortized portion of the debt discount related to the issuance of common stock warrants ($4.3 million) as well as unamortized closing costs ($2.5 million), resulting in a loss on extinguishment of debt of approximately $6.8 million.
     Income taxes. The provision for income taxes was $0.4 million and $3.8 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Our effective income tax rates were 5% and 48% for the second quarter of 2007 and the corresponding period of 2006, respectively. In the current year period, the provision consisted primarily of interest charges on the Louisiana state income tax dispute related to Lakes. The prior year period provision consisted of $3.5 million related to Lakes and $0.3 million related to WPTE and included approximately $2.0 million related to an IRS audit matter. The remainder of the provision for the prior period related primarily to Lakes’ reversal of a capital loss, which was reflected as a deferred tax asset, as a result of a settlement with the Kickapoo Traditional Tribe of Texas.
     Minority interest. The minority interest in WPTE’s earnings (loss) was approximately ($1.3) million and $1.0 million for the three months ended July 1, 2007 and July 2, 2006, respectively. WPTE’s net earnings (losses) were ($3.3) million and $2.6 million for the three months ended July 1, 2007 and July 2, 2006, respectively.
Six months ended July 1, 2007 compared to the six months ended July 2, 2006
     Revenues. Total revenues decreased by $4.8 million during the six months ended July 1, 2007 compared to the six months ended July 2, 2006. Domestic television license fees decreased $3.6 million in the first six months of 2007 compared to the 2006 period. The decrease was primarily the result of the delivery of 14 episodes of Season Five of the WPT television series in the first six months of 2007 versus 16 episodes of Season Four of the WPT and 10 episodes of the PPT delivered in the 2006 period. Online gaming, sponsorship and international television license revenues also decreased $2.0 million in the first six months of 2007 compared to the 2006 period. The decrease of $0.9 million from online gaming revenue during 2007 was primarily due to lower levels of player activity versus the prior year period. Event hosting and sponsorship revenues decreased $0.7 million due primarily to the timing of airing 10 Season Five episodes in the first six months of 2007 versus the airing of 14 episodes of Season Four of the WPT in the prior year period. International television licensing revenues decreased by $0.3 million as a result of fewer distribution agreements in the international marketplace. Product licensing revenues increased by approximately $0.3 million in the first six months of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two.
     Lakes’ casino management fees were $0.8 million and $0.3 million during the first six months of 2007 and the first six months of 2006, respectively.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased approximately $1.7 million in the first six months of 2007 compared to the 2006 period. The increase primarily related to additional headcount and development costs associated with WPTE’s online gaming efforts.
     Production costs. Production costs decreased by approximately $1.4 million in the first six months of 2007 compared to the 2006 period. The decrease was primarily a result of a decrease in production costs of $1.2 million as WPTE delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Additionally, online gaming costs of revenues decreased $0.3 million in the first six months of 2007 versus the 2006 period due to lower revenues. Overall gross margins for WPTE were 57% in the first six months of 2007 compared to 62% in the first six months of 2006. Domestic television licensing margins were 40% in the first six months of 2007 compared to 49% in the same period in 2006. This decrease was principally because of the delivery of 10 episodes of WPTE’s PPT series in 2006 for which the production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in the first six months of 2007 as a result of an amendment of the agreement with WagerWorks that was effective in July of 2006, which significantly increased the percentage of revenues paid to it.
     Loss on abandonment of online gaming assets. WPTE wrote off approximately $2.3 million in online gaming assets as a result of ceasing development of the stand-alone online gaming platform WPTE was developing based on the CyberArts software.
     Impairment losses. Net impairment losses were $0.3 million for the six months ended July 1, 2007 versus none for the six months ended July 2, 2006. We recognized a $0.3 million impairment charge in the first quarter of 2007 related to the Trading Post casino project with the Pawnee Tribal Development Corporation (“Pawnee TDC”). The Pawnee TDC, together with its three wholly-owned subsidiaries, are referred to collectively as the “Pawnee Nation”.
     Net realized and unrealized gains on notes receivable. Net realized and unrealized gains on notes receivable were $9.1 million and $33.1 million for the six months ended July 1, 2007 and July 2, 2006, respectively. The net realized and unrealized gains in the first six months of 2007 related primarily to our notes receivable from the Shingle Springs Tribe and the Jamul Tribe which are adjusted to estimated fair value based upon the current status of the related tribal casino projects.
     Regarding the Shingle Springs Tribe, unrealized gains primarily related to the close of third party financing by the Shingle Springs Tribe, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe. The result was an unrealized gain of approximately $6.7 million during the first six months of 2007.
     Regarding the Jamul Tribe, unrealized gains primarily related to the change in management’s estimate of the projected casino opening date and the project’s repayment terms, which resulted in unrealized gains of approximately $1.7 million in the first six months of 2007.
     During the first six months of 2006, unrealized gains of approximately $25 million related primarily to the increased probability of opening related to the casino development projects with the Pokagon Band and with the Jamul Tribe as well as the increased interest rate charged on the notes with the Jamul Tribe as a result of the development financing and services agreement entered into on March 30, 2006 with the Jamul Tribe, along with a retroactive interest rate adjustment on the Pokagon Band loans. In addition, we recognized gains of approximately $5.4 million related to a note receivable repayment and liability releases received from various venders related to the settlement with the Kickapoo Traditional Tribe of Texas.
     Other income (expense). Other income for the first six months of 2007 was $0.1 million compared to other expense of $2.3 million for the first six months of 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in the second quarter of 2007. In March 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. This participation arrangement was accounted for as a sale during 2007. Lakes’ then existing $105 million Credit Agreement was repaid with proceeds from the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during the first quarter of 2007.
     In the second quarter of 2006, we refinanced substantially all of our long-term debt. As a result, we wrote-off the unamortized portion of the debt discount related to the issuance of common stock warrants ($4.3 million) as well as unamortized closing costs ($2.5 million), resulting in a loss on extinguishment of debt of approximately $6.8 million. This activity was partially offset by a WPTE gain on sale of securities of $5.7 million related to a sale of 630,000 shares of common stock of PokerTek, Inc.
     Income taxes. The provision for income taxes was $0.7 million and $6.5 million for the six months ended July 1, 2007 and July 2, 2006, respectively. Our effective income tax rates were (12%) and 27% for the first six months of 2007 and the corresponding period of 2006, respectively. In the current year period, the provision primarily related to interest charges on the Louisiana state income tax dispute.
     In the prior year period, the provision consisted of $4.9 million related to Lakes and $1.6 million related to WPTE. Lakes’ provision included approximately $2.0 million related to an IRS audit matter and $2.0 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Traditional Tribe of Texas. The remainder of Lakes’ provision primarily consisted of interest charges on the Louisiana state income tax dispute.
     Minority interest. The minority interest in WPTE’s earnings (loss) was approximately ($2.2) million and $2.3 million for the six months ended July 1, 2007 and July 2, 2006, respectively. WPTE’s net earnings (losses) were ($5.6) million and $6.2 million for the six months ended July 1, 2007 and July 2, 2006, respectively.
Liquidity and Capital Resources
     At July 1, 2007, our Unaudited Condensed Consolidated Balance Sheet included cash and cash equivalents and short-term investment balances of $75.2 million, comprised of Lakes cash of $17.1 million, Lakes short-term investments of $23.6 million, WPTE cash of $1.5 million and WPTE short-term investments of $33.0 million. WPTE cash and short-term investments will not be used in Lakes’ business.
     Pursuant to the terms and conditions of a financing agreement dated as of February 15, 2006 among Lakes, PLKS Funding, LLC and various subsidiaries of Lakes, PLKS was granted a warrant to purchase 1,250,000 common shares of Lakes at $7.50 per share (“Warrant”). During April 2007, PLKS exercised and purchased 102,500 shares underlying the Warrant at $7.50 per share and paid Lakes $0.8 million.
     On May 4, 2007, as described in “Results of Operations”, Lakes and PLKS reduced the exercise price of the Warrant from $7.50 per share to $6.50 per share for the remaining 1,147,500 shares underlying the Warrant. In consideration for the reduced exercise price, PLKS agreed to exercise and purchase the remaining 1,147,500 shares underlying the Warrant for an aggregate exercise price of $7.5 million, which was paid to Lakes on May 7, 2007.
     On June 28, 2007, Lakes was repaid approximately $17.2 million by the Shingle Springs Tribe for land Lakes had previously purchased on its behalf, certain construction advances, and accrued interest. This payment was made concurrently with the close of the Shingle Springs Tribe’s $450 million senior note financing of their project.
     As a result of the recent cash receipts from PLKS and the Shingle Springs Tribe, we now have greater flexibility to meet additional capital needs.
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
     Following is a table summarizing remaining contractual obligations as of July 1, 2007 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Remaining Casino Development Commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	—	—	—	—	—
Iowa Tribe of Oklahoma (“Iowa Tribe”) — Ioway Project(5)	—	—	—	—	—
Lakes’ operating lease(6)	0.7	0.7	—	—	—
WPTE operating leases(7)	3.5	0.8	1.8	0.9	—
WPTE purchase obligations(8)	2.9	1.2	1.4	0.3	—

	$7.1	$2.7	$3.2	$1.2	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at July 1, 2007.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of a casino project. It has been determined that the proposed gaming facility will be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provides for pre-construction advances Lakes may make to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million, but it does not contractually require us to make such advances.

(4)	We will be obligated to pay an amount to an unrelated third party once the Pokagon Casino is open and we are the manager of the casino. The amount is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. The maximum liability over the five-year period is approximately $11 million. We will also be obligated to pay approximately $3.3 million to a different third party on behalf of the Pokagon Band in accordance with the management contract which is payable once the casino opens over 24 months.

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five year lease term. The lease obligations presented include rent payments for WPTE’s Israel office facility in Nahariya. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations include minimum guarantees to CryptoLogic and operational expenses associated with WPTE’s online gaming division, as well as a $0.5 million payment to the China Leisure Sports Administrative Center (“CLSAC”) for exclusive marketing and sponsorship opportunities. Additionally, included in purchase obligations are open purchase orders of approximately $0.2 million as of July 1, 2007. These liabilities are included in Other Accrued Expenses within the Unaudited Condensed Consolidated Balance Sheets.
     We have incurred cumulative development and land development costs of approximately $6.4 million and $2.9 million, respectively, relating to the development of a Company-owned non-Indian casino in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes does not expect to pursue further development of this project until 2008.
     Our major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs. We may be required to pay taxes up to approximately $12 million plus interest and fees over the next twelve months related to two tax matters.
     Our cash requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our casino projects will depend on the ability of the tribes and/or Lakes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.
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
     In accordance with the terms of the TRV Agreements, WPTE recognizes domestic television license revenues upon the receipt and acceptance of completed episodes. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue until the distributor has received payment. Additionally, WPTE presents international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issues Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).
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
     Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks, WPTE’s online gaming service provider, for online poker and casino activity during the previous month. WPTE expects to receive similar statements from CryptoLogic, WPTE’s current online gaming provider during the third quarter of 2007. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of the service provider costs, (including the service provider’s management fee, royalties, credit card processing and chargebacks that are recorded as cost of revenues) as WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.
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
     Deferred television costs: WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, because WPTE has insufficient operating history to enable such anticipation. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by TRV of the completed episode. WPTE’s management currently estimates that 80% of the approximately $1.0 million in capitalized deferred television costs at July 1, 2007 are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.
     Share-based compensation expense: We measure share-based compensation expense pursuant to the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).
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
     Income taxes: We include interest expense relative to uncertain income tax matters in our income tax provision. In accordance with SFAS No. 109, Accounting for Income Taxes we evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at July 1, 2007 and December 31, 2006. We evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects. Therefore, we have recorded a 100% valuation allowance against these items at July 1, 2007, and December 31, 2006.

     We have recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. We believe we will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in our investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. We own approximately 12.5 million shares of WPTE common stock valued at approximately $51 million as of July 1, 2007 based upon the closing stock price as reported by NASDAQ on June 29, 2007 of $4.09.
     WPTE’s current growth plans include international expansion primarily related to WPTE’s online gaming business, expansion of television and product licensing businesses, and entry into new branded gaming businesses. Although WPTE anticipates that all potential strategies will be accretive to earnings, WPTE is aware of the risks involved with an aggressive growth strategy. Therefore, based on WPTE’s limited and volatile earnings history combined with WPTE’s cautious optimism, WPTE has determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax assets will not be recovered in the foreseeable future.
     See Note 7 to the unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report Form 10-Q above, for a discussion of the effects of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter of fiscal 2007.
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
     As of July 1, 2007 and December 31, 2006, the Unaudited Condensed Consolidated Balance Sheets include long-term assets related to Indian casino projects of $149.3 million and $243.8 million, respectively. The amounts are as follows by project (in thousands):

	July 1, 2007 (unaudited)
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
Notes receivable, at estimated fair value	$—	$50,417	$24,809	$3,340	$78,566
Intangible assets related to Indian casino projects	23,573	21,674	11,116	986	57,349
Land held for development	—	—	6,751	1,370	8,121
Other	60	767	1,154	3,263	5,244

	$23,633	$72,858	$43,830	$8,959	$149,280

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

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
     The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):
Shingle Springs Tribe:

	As of July 1, 2007 (unaudited)	As of December 31, 2006
Face value of note (principal and interest)	$63,125 ($46,368 principal and $16,757 interest)	$55,942 ($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	18 months	28 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term	10.26%	9.76%
Discount rate	15%	15%
Repayment terms of note*	84 months	—
Projected repayment terms of note**	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

*	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

**	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.
     See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”
     Jamul Tribe:

	As of July 1, 2007 (unaudited)	As of December 31, 2006
Face value of note (principal and interest)	$38,527	$32,952
	($28,230 principal and $10,297 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term	10.38%	9.76%
Discount rate	15.75%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%
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

     The following table represents a sensitivity analysis prepared by us of the notes receivable from the Jamul Tribe and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year (probability will not be adjusted in excess of 100%):
July 1, 2007 (unaudited)

	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)
Shingle Springs	$50,417	$47,752	$48,621	$46,051	$53,082	$52,279	$55,041
Jamul	$24,809	$23,347	$23,772	$22,370	$26,271	$25,891	$27,417

	$75,226	$71,099	$72,393	$68,421	$79,353	$78,170	$82,458

December 31, 2006

	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)
Shingle Springs	$40,912	$38,469	$39,269	$36,923	$43,355	$42,623	$45,166
Jamul	$20,754	$19,548	$19,815	$18,664	$21,960	$21,738	$23,002

	$61,666	$58,017	$59,084	$55,587	$65,315	$64,361	$68,168

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
     The following table represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of July 1, 2007 and December 31, 2006. The notes receivable are carried on the Unaudited Condensed Consolidated Balance Sheets at July 1, 2007 and December 31, 2006 at their estimated fair values of $78.4 million and $63.8 million, respectively.

	Balance at July 1, 2007 (unaudited)
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)
Note receivable, pre-construction(a),(c)	$46,368	$27,280	$2,796	$76,444
Note receivable, land(b),(c)	—	950	973	1,923

	$46,368	$28,230	$3,769	$78,367

	Balance at December 31, 2006
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)
Note receivable, pre-construction(a),(c)	$42,310	$23,559	$1,386	$67,255
Note receivable, land(b),(c)	—	950	756	1,706

	$42,310	$24,509	$2,142	$68,961

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

(c)	Amounts listed under the other column represents amounts advanced under the agreements with the Iowa Tribe.
     The notes receivable pre-construction advances consist of the following principal amounts advanced to the Shingle Springs Tribe and Jamul Tribe at July 1, 2007 and December 31, 2006 (in thousands):

	July 1,	December 31,
Shingle Springs Tribe	2007	2006
	(unaudited)
Monthly stipend	$8,590	$7,690
Construction	1,922	1,657
Legal	14,193	13,790
Environmental	1,739	1,680
Design	11,230	9,554
Gaming license	3,726	3,626
Lobbyist	4,968	4,313

	$46,368	$42,310

	July 1,	December 31,
Jamul Tribe	2007	2006
	(unaudited)
Monthly stipend	$4,760	$4,451
Construction	983	649
Legal	4,084	3,675
Environmental	2,250	1,985
Design	11,813	9,578
Gaming license	710	641
Lobbyist	2,680	2,580

	$27,280	$23,559

Evaluation of impairment related to our long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at fair value:
     Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment. The assets are periodically evaluated for impairment based on the estimated undiscounted cash flows from the management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment would be recorded. Such impairment would be measured based on the difference between the fair value and carrying value of the assets.
     The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. This success legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides a basis for our revenue expectations. The projections were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

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
     Jamul Tribe
     We and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. As of July 1, 2007, we have included assumptions within our financial model that reflect current discussions with the Jamul Tribe to reduce the size of the planned casino facility as a result of comments received from various state agencies including representatives from the California Governor’s office related to the Jamul Tribe’s project. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

	July 1,	December 31,
	2007	2006
	(unaudited)
No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$250	$250
Win/Table game/day — 1st year	$900	$900
Win/Poker table/day — 1st year	$650	$650
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
     Shingle Springs Tribe

	July 1, 2007	December 31, 2006
	(unaudited)
No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,651
No. of Table games	100	100
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 8.0%
	Year 3 — 10.5%	Year 3 — 7.5%
	Year 4 — 7.9%	Year 4 — 7.1%
	Year 5 — 8.8%	Year 5 — 6.4%
	Year 6 — (4.0)%	Year 6 — (12.3)%
	(management fees were reduced in year six)	(management fees were reduced in year six)
	Year 7 — 5.0%	Year 7 — 11.7%

     In the Shingle Springs Sacramento market, there is one other Indian casino that is managed by another public company. Management considered the available information related to this other Indian casino when projecting management fees from the Shingle Springs Casino project. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.
     As of July 1, 2007 and December 31, 2006, we are not aware of any impairment indicators related to the recorded long-term assets related to the Shingle Springs or Jamul projects.
Description of each Indian casino project and evaluation of critical milestones:
Shingle Springs Tribe
     Business arrangement. Plans for the Shingle Springs Casino project include an approximately 278,000 square-foot facility (including approximately 88,000 square feet of gaming space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino project is currently planned to feature approximately 2,000 gaming devices and approximately 100 table games, a high stakes gaming room, as well as restaurants, enclosed parking and other facilities.
     We acquired our initial interest in the development and management contracts for the Shingle Springs Casino project from Kean Argovitz Resorts- Shingle Springs, LLC (“KAR — Shingle Springs”) in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz). Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Shingle Springs Casino project operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Shingle Springs Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).
     Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in our subsidiary and then be entitled to obtain a 15% equity interest in our entity that holds the rights to the management contract with the Shingle Springs Casino project. If he is not found suitable or does not elect to purchase equity interests in our subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Shingle Springs Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).
     The development agreement, as amended, provides for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Foothill Oaks Casino project.
     The amended development agreement provides for us to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for our management services, we will receive a management fee between 21% and 30% of net income of the operations annually for the first five years with a declining percentage in years six and seven, as that term is defined by the management contract. Payment of our management fee is subordinated to the $450 million senior note financing of the Shingle Springs Tribe and a minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.
     Our evaluation of the critical milestones. The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs Casino project as of the end of the second quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No — See below.	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Financing for construction	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Foothill Oaks Casino project in Shingle Springs, California.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.
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
     The Shingle Springs Casino project is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.
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
     A construction permit for the U.S. Highway 50 interchange, which will provide direct access to the Shingle Springs Rancheria on which the Shingle Springs Casino project will be built, was issued on April 30, 2007 and construction began on the U.S. Highway 50 interchange on May 7, 2007.
     Due to the close of the $450 million senior note financing and construction progress made on the U.S. Highway 50 interchange, construction of the Foothill Oaks casino project commenced during June of fiscal 2007 and also increased the estimated probability of opening the casino development project from 85% to 95% in the second quarter of 2007.
     As a result of achieving the critical milestones as described above, the casino is planned to open in November of 2008.
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
     Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes subsidiary and then be entitled to obtain a 20% equity interest in the Lakes entity that holds the rights to the development financing and services agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).
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
     Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe evaluated the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Since resolution of any requests by the State related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is acceptable to the Jamul Tribe, it has been determined that the proposed gaming facility will be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.
     Lakes’ Evaluation of the Critical Milestones. The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the second quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The Jamul Tribe and the State of California have had a series of meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. The Jamul Tribe has decided to move forward with building a casino based solely on class II electronic gaming devices. This plan will decrease the size and scope of the project, but will allow it to move forward.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.
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
     Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could operate under its existing compact which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or the Jamul Tribe could choose to operate only Class II gaming devices without a compact and currently plans to do so. We believe this number of gaming devices is adequate under either approach to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.

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
     We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. We have also completed economic models for various alternatives and concluded that each alternative would result in a successful operation assuming that adequate financing can be obtained. Therefore, we believe this project will be successfully completed.
     We and the leaders of the Jamul Tribe are currently evaluating plans for the casino facility to determine when construction will start and when casino operations will begin.
Iowa Tribe
     Business arrangement. On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements are effective as of January 27, 2005. Lakes will provide consulting services to assist the Iowa Tribe in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Ioway Casino”); and currently manages operations at the Iowa Tribe’s existing Cimarron Casino, located in Perkins Oklahoma (the “Cimarron Casino”). Lakes will also provide management services for the Tribe’s casino operations at the planned Ioway Casino project subject to regulatory approval.
     Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:
     Ioway Casino. For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino, Lakes will receive a development fee of $4 million paid uponthe opening of the Ioway Casino, and a flat monthly fee of $500,000 commencing upon the opening of the project.
     Lakes has agreed to make advances to the Iowa Tribe pursuant to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.
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
     Lakes’ Evaluation of the Ioway casino project. The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of the second quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

	July 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has Tribal members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been purchased to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. The NIGC has provided their final comments to the Iowa Tribe on the management contract and the Iowa Tribe has approved the revisions and returned the contract to the NIGC for the final action. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.
     Lakes’ evaluation and conclusion regarding the above critical milestones and progress. Long-term assets have been recorded as it is considered probable that the Ioway Casino project will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Ioway Casino could open as early as January 2009.
Pawnee Nation of Oklahoma
     Business arrangement. In January 2005, we entered into three gaming development and consulting agreements and three separate management contracts with three wholly-owned subsidiaries of the Pawnee Nation in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.
     On December 1, 2006, we announced that the Pawnee Business Council declined to approve a proposed updated tribal agreement with our subsidiary relating to the Pawnee Trading Post Casino. The consulting agreement and management contract were originally entered into in January 2005, and since then several new members have been appointed to the Pawnee Business Council which has resulted in a substantial change in the Pawnee Business Council’s membership. We, the Pawnee TDC and its gaming subsidiaries (the tribal entities that own and operate the tribal casinos), which support approving the updated tribal agreement and our involvement in the projects, are evaluating how to proceed with the current project agreements given this action, including perhaps terminating the project agreements.
Recently issued accounting pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 157 and SFAS No. 159 will both become effective for our 2008 fiscal year and we are currently evaluating the effect, if any, that they will have on our financial position, results of operations and operating cash flows.
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
     These risks and uncertainties include, but are not limited to, need for financing to meet Lakes’ future operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; continued contracts with the Pawnee Nation as a result of the change in its business council membership; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on The Travel Channel, L.L.C. as a current source of revenue and GSN as a future source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.
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
     Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 1, 2007, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.
     Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss). As of July 1, 2007, we had $78.4 million of notes receivable, at fair value with a floating interest rate (principal amount of $78.4 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a twelve month period would be approximately $8.0 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in interest income over the same twelve-month period.

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
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the six months ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II.
Other Information
ITEM 1. LEGAL PROCEEDINGS
     WPTE litigation. On July 19, 2006, a legal action was commenced against WPTE by seven poker players that alleged that WPTE engaged in, among other things, unfair, anti-competitive business practices. On March 14, 2007, the plaintiffs filed a motion for summary judgment and on April 12, 2007 WPTE filed its opposition to the motion. On May 22, 2007, the court denied the plaintiffs’ motion for summary judgment. A trial date has been set for April 1, 2008.
     Miscellaneous legal matters. We and our subsidiaries (including WPTE) are involved in various other inquiries, administrative proceedings, and pending or threatened litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that an unfavorable outcome in these matters is not probable. Furthermore, even in the event of an unfavorable outcome in one or all of these matters, the estimated effect on the unaudited condensed consolidated financial statements would not likely be material. Accordingly, no provision for loss has been recorded in connection therewith.
ITEM 1A. RISK FACTORS
     There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 except for the following, which has been updated in its entirety:
     We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results.
     As of December 31, 2006, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results included WPTE operations. We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results. We can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. These risks include, but are not limited to, WPTE’s significant dependence on the Travel Channel as a current source of revenue and GSN as a future source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; difficulty of predicting the growth of WPTE’s online gaming business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain WPTE’s online gaming website in compliance with WPTE’s business model and applicable gaming laws; the potential that WPTE’s television programming will fail to maintain a sufficient audience; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. The Unlawful Internet Gambling Enforcement Act of 2006 prohibits online gambling in the United States of America. Congress passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the United States may restrict the activities or affect the financial results of WPTE’s online gaming venture currently operating and WPTE’s new online gaming venture in development.

     TRV had until April 1, 2007 to exercise its option to broadcast Season Six of the WPT television series. TRV did not exercise this option. On April 2, 2007, WPTE entered into an agreement with the GSN, pursuant to which GSN agreed to license Season Six for $300,000 per episode. The agreement also provides GSN options for Seasons Seven and Eight.
     In addition to the risks related to WPTE’s business listed above, WPTE has updated its risk factors on the following matters:
•	On April 23, 2007, WPTE entered into an agreement with CryptoLogic pursuant to which CryptoLogic operates and manages WPTE’s branded real-money gaming website, WorldPokerTour.com, solely in jurisdictions where online gaming is not restricted. WPTE cannot be assured that CryptoLogic’s operation of the site going forward will meet WPTE’s business expectations, the failure of which would have a material adverse impact on WPTE’s online gaming business.

•	WPTE is currently reliant on CryptoLogic for WPTE’s gaming website compliance with all applicable regulations, including the initial verification that players who wish to wager are actually from non-restricted countries. In addition, WPTE relies on CryptoLogic and third party vendors to assure that players cannot place improper wagers on an on-going basis. If CryptoLogic’s compliance or verification is inadequate or WPTE’s third party verification tools fail, regulators in the U.S. or other jurisdictions may impose fines or other sanctions or threaten or take other actions that could adversely affect WPTE’s reputation and the revenues WPTE derives from the license of rights to CryptoLogic. Additionally, certain territories and foreign networks may restrict WPTE from incorporating marketing elements related to WPTE’s online site into WPTE’s international telecasts and certain laws or regulations may restrict the type of advertising in general in those territories. If these restrictions occur, WPTE’s costs of customer acquisition may be substantially higher than anticipated.

•	WPTE has developed relationships with key strategic partners in many areas of WPTE’s business, including poker tournament event sponsorship, merchandise licensing, corporate sponsorship, Internet gaming and international distribution. If WPTE was to fail to manage its existing licensing relationships, this failure could have a material adverse effect on WPTE’s financial condition and results of operations. WPTE relies on a limited number of contracts under which third parties provide WPTE with services vital to WPTE’s business. If WPTE’s relationship with any third party was to be interrupted, or the services provided by any third party were to be delayed or deteriorate for any reason without being adequately replaced, WPTE business could be materially adversely affected. If WPTE is forced to find a replacement for any strategic partner, this could create disruption in WPTE’s business and may result in reduced revenues, increased costs or diversion of management’s attention and resources.

In addition, while WPTE has significant control over its licensed products and advertising, WPTE does not have operational and financial control over third parties, and WPTE has limited influence with respect to the manner in which they conduct their businesses. If any strategic partner experiences a significant downturn in its business or were otherwise unable to honor its obligations to WPTE, WPTE’s business could be materially disrupted.

•	WPTE intends to further expand business in foreign markets, including continued international distribution of WPTE’s U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. WPTE’s international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of WPTE products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in WPTE costs or decreases in earnings.
For a complete listing of WPTE’s risk factors, see its Annual Report on Form 10-K for the year ended December 31, 2006, and its Quarterly Reports on Form 10-Q for the quarters ended April 1, 2007 and July 1, 2007.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	The Annual Meeting of Shareholders was held on June 6, 2007.

(b)	At the Annual Meeting:

(1)	All nominees for directors as listed in the proxy statement were elected with the following vote:

	Affirmative Votes	Authority Withheld
Lyle Berman	22,315,185	146,085
Timothy J. Cope	21,969,874	491,396
Morris Goldfarb	22,341,752	119,518
Neil I. Sell	18,071,083	4,390,187
Ray Moberg	22,345,734	115,536
Larry C. Barenbaum	22,344,952	116,318
Richard White	22,344,194	117,076
(2)	The adoption of the 2007 Stock Option and Compensation Plan was approved with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote
11,915,058	4,481,003	46,632	6,018,577
(3)	The appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, a Professional Corporation, as the independent registered accounting firm serving as auditors of the Company was ratified with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote
22,372,757	38,950	49,563	—
ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 10, 2007