Form 10-K/A
period 2006-12-31
LAKES ENTERTAINMENT INC
filed 2007-10-19
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File No. 0-24993
LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1913991 (I.R.S., Employer Identification No.)
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

Explanatory Note
     Lakes Entertainment, Inc. (“Lakes” or the “Company”) is filing this amendment no. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006 (“Original 2006 Form 10-K”), which was originally filed with the Securities and Exchange Commission on March 15, 2007, to amend and restate financial statements for the year ended December 31, 2006, and quarterly financial information for each of the quarters in the year ended December 31, 2006. The restatement adjusts our accounting for a warrant to purchase shares of Lakes’ common stock which was issued to a lender in connection with a financing agreement during 2006. The restatement had no effect on our annual or quarterly earnings from operations, cash flows or liquidity, and its effects on our financial position at December 31, 2006 are immaterial.
Background
     As more fully discussed in Note 9 to the accompanying consolidated financial statements, during the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable). The fair value of the exercisable portion of the warrant, approximately $4.7 million at inception, was originally reported erroneously as an increase in additional paid-in capital. The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until the first quarter of 2007, the fair value of the warrant should have been recorded as a liability, and subsequently adjusted to its estimated fair value at each subsequent balance sheet date until the underlying shares were registered pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes is amending its quarterly financial information included in Note 17 of the notes to the consolidated financial statements to reflect this accounting adjustment. Although the restatement does not materially affect previously reported amounts in the annual consolidated financial statements as of and for the year ended December 31, 2006 included in the Original 2006 Form 10-K, the Company has elected to revise the accompanying consolidated financial statements as of and for the year ended December 31, 2006, to include the effect of the restatement of the quarterly financial information for each of the quarters in 2006.
Amendment to Form 10-K
     The following sections of the Original 2006 Form 10-K have been revised by this Amendment to reflect the restatement: Part II — Item 6 — Selected Financial Data, Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II - Item 8 — Financial Statements and Supplementary Data and Part II — Item 9A — Controls and Procedures. Except to the extent relating to the restatement of our consolidated financial statements and other financial information described above, the consolidated financial statements and other disclosures in this Amendment do not reflect any events that have occurred after the Original 2006 Form 10-K was initially filed on March 15, 2007.
Effects of Restatement
     The following tables set forth the effects of the restatement relating to the warrant accounting on affected line items within our previously reported consolidated balance sheets and consolidated statements of earnings (loss) as of and for the year ended December 31, 2006 and for each of the quarters within 2006. The restatement had no effect on the Company’s cash flows or liquidity, and its effects on our financial position at December 31, 2006 were immaterial.

     Earnings from operations were not impacted. The effect on interim and the annual consolidated financial statements as of and for the quarterly periods ended April 2, 2006, July 2, 2006, October 1, 2006, and December 31, 2006, respectively, are shown below (in thousands, except per share data):

	As of and for the
	three months ended
	April 2, 2006
	As
	previously
	reported	Restated
Warrant liability	$—	$6,360
Additional paid-in capital	169,298	164,589
Retained earnings	25,093	23,442
Interest expense, other (*)	(531)	(2,182)
Net earnings	11,683	10,032
Earnings per share — basic	0.52	0.45
Earnings per share — diluted	0.48	0.42

	As of and for the		As of and for the
	three months ended		six months ended
	July 2, 2006		July 2, 2006
	As		As
	previously		previously
	reported	Restated	reported	Restated
Warrant liability	$—	$7,515	$—	$7,515
Additional paid-in capital	170,720	166,011	170,720	166,011
Retained earnings	28,342	25,536	28,342	25,536
Interest expense, other (*)	(1,303)	(2,458)	(1,834)	(4,640)
Net earnings	3,248	2,093	14,932	12,126
Earnings per share — basic	0.14	0.09	0.66	0.54
Earnings per share — diluted	0.13	0.08	0.61	0.49

	As of and for the		As of and for the
	three months ended		nine months ended
	October 1, 2006		October 1, 2006
	As		As
	previously		previously
	reported	Restated	reported	Restated
Warrant liability	$—	$4,665	$—	$4,665
Additional paid-in capital	174,519	169,810	174,519	169,810
Retained earnings	28,541	28,585	28,541	28,585
Interest expense, other (*)	(3,210)	(360)	(5,044)	(5,000)
Net earnings	199	3,049	15,131	15,175
Earnings per share — basic	0.01	0.13	0.67	0.67
Earnings per share — diluted	0.01	0.12	0.62	0.62

	As of and for the		As of and for the
	three months ended		twelve months ended
	December 31, 2006		December 31, 2006
	As		As
	previously		previously
	reported	Restated	reported	Restated
Warrant liability	$—	$5,816	$—	$5,816
Additional paid-in capital	176,419	171,710	176,419	171,710
Retained earnings	34,357	33,250	34,357	33,250
Interest expense, other (*)	(3,177)	(4,328)	(8,221)	(9,328)
Net earnings	5,817	4,666	20,947	19,840
Earnings per share — basic	0.25	0.20	0.92	0.87
Earnings per share — diluted	0.23	0.18	0.85	0.80

(*)	Restated amount includes the periodic fair value adjustment to the long-term liability associated with the warrant.
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

	For the Fiscal Year Ended or as of:
	Dec. 31,	Jan. 1,	Jan. 2,	Dec. 28,	Dec. 29,
	2006	2006	2005	2003	2002
	(In millions, except per share amounts)
	(restated)
Results of Operations:
Total revenue	$30	$18	$18	$4	$2
Total operating earnings (loss)	34	(16)	(13)	(3)	(16)
Net earnings (loss)	20	(12)	(4)	(2)	(11)
Net earnings (loss) per share — basic	0.87	(0.53)	(0.18)	(0.08)	(0.51)
Net earnings (loss) per share — diluted	0.80	(0.53)	(0.18)	(0.08)	(0.51)
Balance Sheet:
Cash and cash equivalents — unrestricted	$10	$10	$29	$25	$14
Total assets	361	231	209	174	178
Total long-term debt	104	10	—	—	—
Shareholders’ equity	205	178	183	162	163
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
     Other income (expense). During fiscal 2006, WPTE recognized a gain of $10.2 million from the sale of its stock in PokerTek, Inc. This gain was partially offset by a loss on extinguishment of debt of approximately $6.8 million, resulting from our PLKS debt repayment. The $6.8 million consisted primarily of the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million). The gain was also partially offset by an increase in the estimated fair value of our warrant liability of approximately $1.1 million.
     Taxes. The income tax provision was $8.2 million in fiscal 2006 compared to an income tax benefit of $1.2 million in fiscal 2005. The fiscal 2006 provision consisted of $3.8 million related to Lakes and $4.4 million related to WPTE. The effective tax rates for fiscal 2006 and fiscal 2005 were 26.5% and 7.8%, respectively.
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
	Fiscal 2006
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

		Sensitivity Analysis
	Fiscal 2005
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

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Yes	Yes — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 1, 2006. In March 2005 the federal judge dismissed the last remaining issue filed by Taxpayers of Michigan Against Casinos (TOMAC) and ruled in favor of the Pokagon Band allowing the land to be placed into trust by the BIA. During the required 60 day waiting period, TOMAC filed for an appeal. The appeal hearing date was held on December 8, 2005. On January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior. On January 27, 2006, the Federal Government took official action to acquire the Pokagon Band’s 675-acre parcel of land in New Buffalo Township, Michigan, into trust for the Pokagon Band. This official action by the Department of the Interior permits the Pokagon Band to commence construction of the Pokagon Casino.	No — The additional information was submitted by the BIA in August 2004 and the lawsuit was still pending resolution as of January 2, 2005.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	No, submitted to the NIGC for review in 2000 and approval is expected in April 2006 as the land was taken into trust by the BIA on January 27, 2006.	No, submitted to the NIGC for review in 2000 and approval is expected at approximately the same time the land is being placed into trust by the BIA.

Resolution of all litigation and legal obstacles	No, The Michigan Supreme Court has now agreed to hear the appeal by TOMAC of its claims against various defendants (but not the Pokagon Band) that the Compact entered into with the State of Michigan is invalid. The Michigan Court of Appeals (lower court) refused to hear TOMAC’s argument. TOMAC is arguing that the Compact is invalid as the 8% payment to the Michigan Strategic Fund is unconstitutional and invalid (in that it illegally bypasses the appropriation requirement).	No. However on January 6, 2006 the United States Court of Appeals for the District of Columbia Circuit ruled in favor of the Pokagon Band by affirming the Federal District Court’s grant of summary judgment in the lawsuit by TOMAC versus the U.S. Department of the Interior.	No, pending litigation regarding land in trust.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Financing for construction	Yes. Financing for the project was completed on June 22, 2006. A $305 million senior note financing and $75 million FF&E credit facility were completed on this date.	No, however the Tribe engaged an investment banker to assist with obtaining financing, which we expect to occur as early as mid 2006.	No, however the Tribe engaged an investment banker to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.
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

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Critical Milestone	December 31, 2006	January 1, 2006	January 2, 2005
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussionswith investment bankers regardingassisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.	No others known at this time by Lakes.
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
     Lakes’ Evaluation of the Ioway casino projects. The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

Critical Milestone	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.

Financing for construction	No, preliminary discussions with lending institutions has occurred.	No, preliminary discussions with lending institutions has occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.
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
     As discussed in Note 2 to the consolidated financial statements, the 2006 financial statements have been restated.
/s/ Piercy Bowler Taylor & Kern
Piercy, Bowler, Taylor & Kern
Certified Public Accountants and Business Advisors
A Professional Corporation
Las Vegas, Nevada
March 13, 2007, except for the portion of Note 2 to the consolidated financial statements, labeled “Restatement”, as to which the date is October 19, 2007.

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
	(In thousands)
	(restated)
ASSETS
Current Assets:
Cash and cash equivalents (balance includes $8.4 million and $1.7 million of WPT Enterprises, Inc. cash)	$9,759	$9,912
Restricted cash	12,738	—
Short-term investments (balance includes $31.3 million and $26.7 million of WPT Enterprises, Inc. short-term investments)	59,863	26,735
Accounts receivable, net of allowance of $0.0 million and $0.1 million	2,963	3,072
Other current assets	2,706	2,424

Total current assets	88,029	42,143

Property and equipment, net	17,460	13,916

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	164,308	87,062
Land held for development	16,790	16,248
Intangible assets	54,279	46,088
Other	8,450	6,378

Total long-term assets related to Indian casino projects	243,827	155,776

Other assets:
Restricted cash	453	249
Investments	2,923	10,640
Deferred tax asset	6,248	6,852
Debt issuance costs	1,972	19
Other long-term assets	264	1,015

Total other assets	11,860	18,775

Total Assets	$361,176	$230,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,345	$8,394
Income taxes payable	14,593	10,933
Accrued payroll and related costs	2,480	1,125
Deferred revenue	4,740	5,150
Accrued interest	312	66
Other accrued expenses	1,879	2,093

Total current liabilities	29,349	27,761

Long-term debt, related party	—	10,000
Long-term debt, other, net of unamortized discount of $0.9 million	104,471	—
Warrant liability	5,816	—

Total long-term liabilities	110,287	10,000

Total Liabilities	139,636	37,761

Commitments and contingencies
Minority interest in subsidiary	16,764	14,466

Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 and 0 issued and outstanding at December 31, 2006 and January 1, 2006, respectively	45	—
Common stock, $.01 par value; authorized 200,000 shares; 22,949 and 22,300 issued and outstanding at December 31, 2006, and January 1, 2006, respectively	229	223
Additional paid-in capital	171,710	154,301
Retained earnings	33,250	13,410
Accumulated other comprehensive earnings (loss)	(458)	10,449

Total shareholders’ equity	204,776	178,383

Total Liabilities and Shareholders’ Equity	$361,176	$230,610

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
For the Fiscal Years ended December 31, 2006, January 1, 2006, and
January 2, 2005

	2006	2005	2004
	(In thousands, except per share data)
	(restated)
Revenues:
License fee income	$23,220	$14,887	$15,785
Host fees, sponsorship, online gaming and other	6,097	3,176	1,772
Consulting and development fees	555	159	—

Total Revenues	29,872	18,222	17,557

Costs and Expenses:
Selling, general and administrative	35,236	28,553	16,447
Production costs	10,316	9,987	10,244
Net impairment losses	1,223	882	6,244
Depreciation and amortization	622	469	598

Total Costs and Expenses	47,397	39,891	33,533

Net unrealized gains on notes receivable	51,724	5,215	3,054

Earnings (Loss) From Operations	34,199	(16,454)	(12,922)

Other Income (Expense):
Interest income	3,411	1,631	775
Interest expense, related party	(137)	(66)	—
Interest expense, other	(9,328)	—	—
Amortization of debt issuance costs	(590)	—	—
Loss on extinguishment of debt	(6,821)	—	—
Gain on sale of investment	10,216	—	—
Legal settlement received	—	—	11,250
Other	76	(1)	40

Total other income (expense), net	(3,173)	1,564	12,065

Earnings (loss) before income tax provision (benefit), equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	31,026	(14,890)	(857)
Income tax provision (benefit)	8,217	(1,161)	4,042

Earnings (loss) before equity in earnings (loss) of unconsolidated investees and minority interest in net (earnings) loss of subsidiary	22,809	(13,729)	(4,899)
Equity in earnings (loss) of unconsolidated investees, net of tax	(3)	8	748

Earnings (loss) before minority interest	22,806	(13,721)	(4,151)
Minority interest in net (earnings) loss of subsidiary	(2,966)	1,851	110

Net earnings (loss)	19,840	(11,870)	(4,041)

Other comprehensive earnings (loss):
Unrealized gains (losses) on marketable securities, net of tax	(282)	10,455	(6)
Change in estimated fair value of derivatives	(409)	—	—

Comprehensive earnings (loss)	$19,149	$(1,415)	$(4,047)

Earnings (loss) per share — basic	$0.87	($0.53)	($0.18)

Earnings (loss) per share — diluted	$0.80	($0.53)	($0.18)

Weighted-average common shares outstanding — basic	22,773	22,300	22,109

Dilutive effect of common stock equivalents	1,881	—	—

Weighted-average common shares outstanding — diluted	24,654	22,300	22,109

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended December 31, 2006, January 1, 2006, and January 2, 2005

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Paid-In Capital	Earnings	Earnings (Loss)	Equity
	(In thousands)
2004
Balances, December 28, 2003	—	—	21,474	$215	$132,291	$29,321	$0	$161,827
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6)	(6)
Issuance of stock on options exercised — net	—	—	779	8	3,576	—	—	3,584
Subsidiary stock options issued to consultants and employees	—	—	—	—	1,574	—	—	1,574
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	20,454	—	—	20,454
Net loss	—	—	—	—	—	(4,041)	—	(4,041)

2005
Balances, January 2, 2005	—	—	22,253	223	157,895	25,280	(6)	183,392
Other comprehensive earnings, net of tax	—	—	—	—	—	—	10,455	10,455
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	29	—	—	29
Issuance of stock on options exercised — net	—	—	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	—	—	703	—	—	703
Expiration of repurchase commitment of subsidiary common shares	—	—	—	—	619	—	—	619
Net change in equity related to minority interest	—	—	—	—	(5,095)	—	—	(5,095)
Net loss	—	—	—	—	—	(11,870)	—	(11,870)

2006 (restated)
Balances, January 1, 2006	—	—	22,300	223	154,301	13,410	10,449	178,383
Other comprehensive loss	—	—	—	—	—	—	(691)	(691)
Gain on sale of investment	—	—	—	—	—	—	(10,216)	(10,216)
Issuance of preferred stock and warrants	4,458	$45	—	—	—	—	—	45
Issuance of stock on options exercised — net	—	—	649	6	3,637	—	—	3,643
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	6,388	—	—	6,388
Income tax benefit of stock option exercises	—	—	—	—	3,909	—	—	3,909
Net change in equity related to minority interest	—	—	—	—	669	—	—	669
Net earnings	—	—	—	—	—	19,840	—	19,840

Balances, December 31, 2006 (restated)	4,458	$45	22,949	$229	$171,710	$33,250	$(458)	$204,776

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Fiscal Years ended December 31, 2006, January 1, 2006, and January 2, 2005

	2006	2005	2004
	(In thousands)
	(restated)
OPERATING ACTIVITIES:
Net earnings (loss)	$19,840	$(11,870)	$(4,041)
Adjustments to reconcile net earnings (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	962	469	598
Amortization of debt issuance costs	590	—	—
Amortization of debt discount	498
Increase in value of warrant liability	1,107	—	—
Share-based compensation	6,492	796	1,366
Loss on extinguishment of debt	6,821	882	—
Net unrealized gains on notes receivable	(51,724)	(5,215)	(3,054)
Gain on sale of investment	(10,216)	—	—
Minority interest in net earnings (loss) of subsidiary	2,966	(1,851)	(110)
Equity in earnings (loss) of unconsolidated investees	3	(8)	(1,207)
Deferred income taxes	604	(2,437)	(555)
Change in valuation allowance related to deferred income taxes	—	—	6,455
Net impairment losses	1,223	—	6,244
Increases in operating (assets) and liabilities:
Accounts receivable	483	(1,034)	(1,025)
Other current assets	(65)	(161)	(131)
Income taxes payable	3,660	5,476	(1,758)
Accounts payable	(1,061)	1,128	(80)
Deferred revenue	(411)	1,870	2,775
Accrued expenses	1,388	(1,056)	1,929

Net Cash (Used in) Provided by Operating Activities	(16,840)	(13,011)	7,406

INVESTING ACTIVITIES:
Short-term investments, purchases	(96,518)	(42,450)	(29,936)
Short-term investments, sales/maturities	63,499	44,616	1,000
Proceeds from sale of land	—	5,000	5,612
Collections on notes receivable	3,019	—	—
Increases in long-term assets related to Indian casino projects	(41,657)	(17,039)	(16,386)
Investments in unconsolidated investees	(2,923)	—	(577)
Proceeds from sale of investment	10,246	850	1,683
Purchase of property and equipment	(5,276)	(6,880)	(961)
Decrease (increase) in other long-term assets	(71)	(37)	(208)

Net Cash Used in Investing Activities	(69,681)	(15,940)	(39,773)

FINANCING ACTIVITIES:
Increase in restricted cash	(12,943)	(4)	(244)
Debt issuance costs	(5,042)	—	—
Unrestricted cash proceeds from long-term debt	109,860	10,000	—
Restricted cash proceeds from long-term debt	19,090	—	—
Repayment of debt	(35,000)	—	—
Issuance of common and preferred stock	3,689	150	3,584
Issuance of common stock by subsidiary	—	—	32,404
Income tax benefit of stock option exercises	3,909	—	—
Shareholder trading settlement	2,805	—	—

Net Cash Provided by Financing Activities	86,368	10,146	35,744

Net (Decrease) Increase in Cash and Cash Equivalents	(153)	(18,805)	3,377
Cash and Cash Equivalents — Beginning of Period	9,912	28,717	25,340

Cash and Cash Equivalents — End of Period	$9,759	$9,912	$28,717

Cash paid during the period for:
Interest	$7,547	$0	$0

Income taxes	$98	$39	$256

Noncash investing and financing activities:
Capitalized television costs related to subsidiary stock options issued to consultants	$14	$117	$208

Acquisitions of long-term assets and advances related to Indian casino projects financed by vendors with accounts payable	$(2,347)	$(5,743)	$(1,047)

Acquisitions of property and equipment financed by vendors with accounts payable	$(42)	$(743)	$0

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
2. Summary of significant accounting policies (restated):
     Restatement. Lakes’ consolidated financial statements and quarterly financial information for 2006 have been restated to adjust the accounting for a warrant to purchase shares of Lakes’ common stock. As more fully discussed in Note 9, during the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable). The fair value of the exercisable portion of the warrant, approximately $4.7 million, was originally reported erroneously as an increase in additional paid-in capital. The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until the first quarter of 2007, the fair value of the warrant should have been recorded as a liability, and subsequently adjusted to its estimated fair value at each subsequent balance sheet date until the underlying shares were registered pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes has restated its quarterly financial information included in Note 17 to reflect this accounting adjustment. Although the restatement does not materially affect previously reported amounts in the annual consolidated financial statements as of and for the year ended December 31, 2006 included in Lakes’ Annual Report on Form 10-K originally filed on March 15, 2007, the Company elected to revise the accompanying consolidated financial statements as of and for the year ended December 31, 2006, to conform with the aggregated estimated effect on our unaudited quarterly financial information for 2006 (Note 17). The restatement had no effect on the Company’s annual or quarterly earnings from operations, cash flows or liquidity.

     The effects of the restatement by line item on the annual consolidated financial statements as of and for the year ended December 31, 2006 are shown below (in thousands, except per share data):

	As of and for the
	twelve months ended
	December 31, 2006
	As
	previously
	reported	Restated
Warrant liability	$—	$5,816
Additional paid-in capital	176,419	171,710
Retained earnings	34,357	33,250
Interest expense, other (*)	(8,221)	(9,328)
Net earnings	20,947	19,840
Earnings per share — basic	0.92	0.87
Earnings per share — diluted	0.85	0.80

(*)	Restated amount includes the periodic fair value adjustment to the long-term liability associated with the warrant.
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
     Basis of presentation. The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. An investment representing less than 50%, but not less than 20% of voting interests is accounted for on the equity method. All significant inter-company balances and transactions have been eliminated in consolidation. An investment that represents less than 20% of voting interests and which does not give the Company the ability to exercise significant influence over its investee is accounted for using the cost method. As of December 31, 2006, the minority interest represents approximately 39% outside ownership interest in WPTE.
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
     Short-term investments. The Company has classified all of its short-term investments as available for sale, which are stated at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss), net of related income taxes, in the accompanying statements of earnings (loss) and comprehensive earnings (loss). Fair market value is determined by reference to published market quotes or the most recent traded price of the security at the balance sheet date. Realized gains or losses are determined as of the settlement date on the specific identification cost method.
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

     Lakes adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of Lakes fiscal year 2006. In accordance with the modified prospective transition method, its consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Share-based compensation expense recognized in Lakes consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $6.2 million for fiscal 2006 and included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during fiscal 2005.
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
     Jamul Tribe. The terms and assumptions used to value the notes receivable at fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of December 31, 2006	As of January 1, 2006	As of January 2, 2005
Face value of note (principal and interest)	$32,952 $(24,509 principal and	$21,247 $(16,858 principal and	$17,306 $(14,467 principal and
	$8,443 interest)	$4,389 interest)	$2,839 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	34 months	36 months
Projected interest rate until casino opens	9.98%	9.20%	7.90%
Projected interest rate during the loan repayment term	9.76%	9.20%	8.70%

	As of December 31, 2006	As of January 1, 2006	As of January 2, 2005
Discount rate	15.75%	15%	15%
Repayment terms of note*	120 months	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	80%	75%

*	Payable in varying monthly installments based on contract terms subsequent to the casino opening.
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
     Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could operate under their existing compacts which allow for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices, or the Jamul Tribe could choose to operate only class II electronic gaming devices without a compact. This number of gaming devices with either approach is adequate to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.
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
     Also included in construction in progress is $1.3 million related to the purchase of CyberArts software whereby WPTE was granted a perpetual, nonexclusive and nontransferable license for the object code of poker software and related banking and cardroom management software tools for WPTE’s development of its own online poker room. The online poker room is expected to launch during the second quarter of 2007.
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

     Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on losses before income taxes for fiscal 2006, fiscal 2005 and fiscal 2004 are summarized as follows:

	For the Fiscal Year Ended
	2006	2005	2004
Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	3.6	(1.2)	(164.2)
Tax exempt income	(0.1)	(0.1)	(1.0)
Change in valuation allowance*	(15.9)	26.5	984.4
Change in state tax rate	—	—	123.3
Legal settlement received	—	—	(459.5)
Other, net	3.9	2.0	23.6

	26.5%	(7.8)%	471.6%

*	Does not consider the tax effect of unrealized holding gains of $10.4 million and the exercise of employee stock options of $11.4 million during fiscal 2005.
     The Company’s deferred income tax liabilities and assets are as follows (in thousands):

	December 31,	January 1,
	2006	2006
Current deferred tax asset:
Subsidiary stock option expense	$1,673	$257
Accruals, reserves and other	386	433
Valuation allowances	(2,059)	(690)

	$—	$—

Non-current deferred taxes:
Unrealized investment losses	$6,580	$6,852
Deferred interest on notes receivable	23,753	12,878
Unrealized gains on notes receivable	(27,217)	(8,366)
Net operating loss carryforwards	7,369	13,983
Other	1,343	(593)
Valuation allowances	(5,580)	(17,902)

Net non-current deferred tax asset	$6,248	$6,852

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

     Lakes has recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $48 million as of December 31, 2006 based upon the closing stock price as reported by NASDAQ on December 29, 2006 of $3.87.
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
     WPTE stock option plan, restricted shares and warrant:
     WPTE’s 2004 Stock Incentive Plan (the “2004 Plan”) initially provided for grant awards up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. On May 31, 2006, the WPTE shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The options vest in equal installments over three-year and five-year periods beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.
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
     Operating lease. Effective March 1, 2005, WPTE entered into a 75 month operating lease agreement for office space. On July 1, 2006 WPTE also entered into a 60 month operating lease agreement for production space. Additionally, WPTE entered into two operating leases in Israel. The first commenced in September 2006 in Nahariya for 12 months and the second began in February 2007 in Jerusalem for 36 months. Rent expense for the years ended December 31, 2006, January 1, 2006 and January 2, 2005 was $747,000, $469,000 and $140,000, respectively. Aggregate future minimum lease payments under these leases for the next five years are as follows:
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
     17. Selected quarterly financial information (unaudited) (restated):
     As indicated in Note 2, the Company has restated its selected quarterly financial information for the effects of an error in the accounting for a warrant transaction.
     Earnings from operations were not impacted. The effects of the restatements by line item on each interim period and the annual 2006 financial statements for the first, second, third and fourth fiscal quarters ended April 2, 2006, July 2, 2006, October 1, 2006, and December 31, 2006, respectively, are shown below as follows (in thousands, except per share data):

	As of and for the three
	months ended
	April 2, 2006
	As previously
	reported	Restated
Warrant liability	$—	$6,360
Additional paid-in capital	169,298	164,589
Retained Earnings	25,093	23,442
Interest expense, other (*)	(531)	(2,182)

	As of and for the three
	months ended
	April 2, 2006
	As previously
	reported	Restated
Net earnings	$11,683	$10,032
Earnings per share — basic	0.52	0.45
Earnings per share — diluted	0.48	0.42

	As of and for the three		As of and for the six
	months ended		months ended
	July 2, 2006		July 2, 2006
	As previously		As previously
	reported	Restated	reported	Restated
Warrant liability	$—	$7,515	$—	$7,515
Additional paid-in capital	170,720	166,011	170,720	166,011
Retained Earnings	28,342	25,536	28,342	25,536
Interest expense, other (*)	(1,303)	(2,458)	(1,834)	(4,640)
Net earnings	3,248	2,093	14,932	12,126
Earnings per share — basic	0.14	0.09	0.66	0.54
Earnings per share — diluted	0.13	0.08	0.61	0.49

	As of and for the three		As of and for the nine
	months ended		months ended
	October 1, 2006		October 1, 2006
	As previously		As previously
	reported	Restated	reported	Restated
Warrant liability	$—	$4,665	$—	$4,665
Additional paid-in capital	174,519	169,810	174,519	169,810
Retained earnings	28,541	28,585	28,541	25,585
Interest expense, other (*)	(3,210)	(360)	(5,044)	(5,000)
Net earnings	199	3,049	15,131	15,175
Earnings per share — basic	0.01	0.13	0.67	0.67
Earnings per share — diluted	0.01	0.12	0.62	0.62

	As of and for the three		As of and for the twelve
	months ended		months ended
	December 31, 2006		December 31, 2006
	As previously		As previously
	reported	Restated	reported	Restated
Warrant liability	$—	$5,816	$—	$5,816
Additional paid-in capital	176,419	171,710	176,419	171,710
Retained earnings	34,357	33,250	34,357	33,250
Interest expense, other (*)	(3,177)	(4,328)	(8,221)	(9,328)
Net earnings	5,817	4,666	20,947	19,840
Earnings per share — basic	0.25	0.20	0.92	0.87
Earnings per share — diluted	0.23	0.18	0.85	0.80

(*)	Restated amount includes the periodic fair value adjustment to the long-term liability associated with the warrant.
     A restated summary of selected quarterly financial information for the fiscal year ended December 31, 2006 follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(restated)	(restated)	(restated)	(restated)
Net revenues	$6,631	$11,220	$5,908	$6,113
Earnings from operations(*)	10,373	15,716	1,021	7,089
Net earnings	10,032	2,093	3,049	4,666
Earnings per share:
Basic	$0.45	$0.09	$0.13	$0.20
Diluted	0.42	0.08	0.12	0.18

(*)	Certain minor reclassifications were made in the first three quarters to conform to the fourth quarter and annual presentations.
     A summary of selected quarterly financial information for the fiscal year ended January 1, 2006, which was not affected by the restatement, follows (in thousands, except per share amounts):

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
     We have considered the circumstances surrounding the restatement of our financial statements for the year ended December 31, 2006, and quarterly financial information for each of the quarters in the year ended December 31, 2006, as disclosed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Amendment No. 1 to our Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and re-evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring this restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.
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
     Management has considered the circumstances surrounding the restatement of the Company’s financial statements for the year ended December 31, 2006, and quarterly financial information for each of the quarters in the year ended December 31, 2006, as disclosed in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Amendment No. 1 to our Annual Report on Form 10-K. After reviewing and analyzing the internal control processes surrounding the accounting for the transaction that caused the restatement, management concluded that the restatement of the financial statements was not caused by a material weakness in our internal control over financial reporting and there was no effect on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, as discussed above.
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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
     (a)(1) Consolidated Financial Statements:
     (a)(2) None
     (a)(3) Exhibits:

Exhibits	Description
2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).

3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)

3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)

4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)

10.1	Intentionally omitted.

10.2	Intentionally omitted.

10.3	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)

10.4	Intentionally omitted.

10.5	Intentionally omitted.

10.6	Intentionally omitted.

10.7	Intentionally omitted.

10.8	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.) *

10.9	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.) *

10.10	Intentionally omitted.

10.11	Intentionally omitted.

10.12	Intentionally omitted.

10.13	Intentionally omitted.

10.14	Intentionally omitted.

10.15	Intentionally omitted.

10.16	Intentionally omitted.

10.17	Intentionally omitted.

10.18	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description
10.19	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.20	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.21	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.22	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.23	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.24	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.25	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.26	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.27	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.28	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.29	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.30	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.31	Intentionally omitted.

10.32	Intentionally omitted.

10.33	Intentionally omitted.

10.34	Intentionally omitted.

10.35	Intentionally omitted.

Exhibits	Description
10.36	Intentionally omitted.

10.37	Intentionally omitted.

10.38	Intentionally omitted.

10.39	Intentionally omitted.

10.40	Intentionally omitted.

10.41	Intentionally omitted.

10.42	Intentionally omitted.

10.43	Intentionally omitted.

10.44	Intentionally omitted.

10.45	Intentionally omitted.

10.46	Intentionally omitted.

10.47	Intentionally omitted.

10.48	Intentionally omitted.

10.49	Intentionally omitted.

10.50	Intentionally omitted.

10.51	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.52	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.53	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.54	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.55	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.56	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.57	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

Exhibits	Description
10.58	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.59	Intentionally omitted.

10.60	Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934). (Incorporated herein by reference to Exhibit 10.1 to Lakes’ report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

10.61	Amendment to Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended March 30, 2003.)

10.62	Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934) (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)

10.63	Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.) **

10.64	Letter dated as of April 12, 2004, from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**

10.65	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)

10.66	Amendment No. 5 dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.2 to Form 10-Q of WPT Enterprises, Inc. for the fiscal quarter ended October 3, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.)

10.67	Intentionally omitted.

10.68	Intentionally omitted.

10.69	Intentionally omitted.

10.70	Intentionally omitted.

10.71	Intentionally omitted.

10.72	Intentionally omitted.

10.73	Intentionally omitted.

10.74	Intentionally omitted.

10.75	Intentionally omitted.

Exhibits	Description
10.76	Intentionally omitted.

10.77	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.78	Intentionally omitted.

10.79	Intentionally omitted.

10.80	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.81	Intentionally omitted.

10.82	Intentionally omitted.

10.83	Intentionally omitted.

10.84	Intentionally omitted.

10.85	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-chartered corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.85 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.86	Tribal Agreement by and among the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, the Pawnee Tribal Development Corporation, a tribally-charted corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.86 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.87	Gaming Development Consulting Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.87 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.88	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.89	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.89 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.90	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.91	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.91 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description
10.92	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.93	Dominion Account Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.93 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.94	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.95	Indemnity Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.95 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.96	Gaming Development Consulting Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.96 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.97	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.98	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.98 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.99	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.100	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, each created under the Constitution of and a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.100 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.101	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.102	Dominion Account Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.102 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.103	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description
10.104	Indemnity Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.104 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.105	Gaming Development Consulting Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.105 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.106	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.107	Dominion Account Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.107 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.108	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.109	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, a governmental subdivision of the Pawnee Nation of Oklahoma, a federally recognized Indian Tribe, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.109 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.110	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.111	Dominion Account Agreement by and between the Pawnee Chilocco Gaming corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.111 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.112	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.113	Indemnity Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.113 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.114	Gaming Operations Consulting Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.114 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.115	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.115 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description
10.116	KTTT Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally recognized Indian Tribe, in favor of Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.116 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.117	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.117 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.118	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.118 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.119	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.119 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.120	Operating Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.120 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.121	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.121 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.122	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.123	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.124	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.125	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.126	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.127	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.128	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description
10.129	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.130	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.131	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.132	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.133	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.134	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.135	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.136	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.137	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.138	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.139	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.140	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.141	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description
10.142	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.143	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.144	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.145	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.146	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.147	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.148	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.149	Loan Agreement dated as of December 15, 2005 among Lakes Entertainment, Inc., a Minnesota corporation, Lakes Poker Tour, LLC, a Minnesota limited liability company, and Lyle Berman Family Partnership, a Minnesota general Partnership (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.150	Note dated December 15, 2005 by Lakes Entertainment, Inc. and Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.151	Common Stock Purchase Warrant dated December 15, 2005 by Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.152	Registration Rights Agreement dated as of December 16, 2005 among WPT Enterprises, Inc., a Delaware corporation, Lakes Entertainment, Inc. and Lakes Poker Tour, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.153	Guaranty Agreement dated December 15, 2005 by various subsidiaries of Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.154	Guaranty Security Agreement dated December 15, 2005 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc. and Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

10.155	Stock Pledge Agreement dated December 15, 2005 among Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

Exhibits	Description
10.156	Financing Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc., and PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.157	Securities Purchase Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including the Schedule of Buyers. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.158	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.159	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.160	Security Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor or PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.161	Pledge Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.162	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.163	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.164	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kar Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.165	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)

10.166	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

10.167	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

10.168	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.169	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description
10.170	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.171	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.172	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.173	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.174	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.175	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.176	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.177	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.178	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.179	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.180	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.181	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.182	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.183	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description
10.184	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.185	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.186	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.187	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)

10.188	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)

10.189	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)

10.190	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)

10.191	Credit Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC, Bank of America, N.A. and various lenders. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.192	Security Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.193	Pledge Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.194	Continuing Guaranty dated as of June 22, 2006 entered into by various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.195	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.196	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Gaming-Mississippi, LLC (Trustor) to B. Blake Teller, esq. (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.197	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.198	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes KAR Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description
10.199	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.200	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.201	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.202	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.203	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.204	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.205	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.206	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.207	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.208	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)

10.209	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.210	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.211	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.212	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description
10.213	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.214	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.215	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.216	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.217	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.218	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.219	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.220	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.221	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.222	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.223	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.224	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.225	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.226	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.* (Incorporated by reference to Exhibit 10.226 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).

21	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).

23.1	Consent of Independent Registered Public Accounting Firm.

Exhibits	Description
23.2	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC. Registrant

By:	/s/ LYLE BERMAN
	Name:	Lyle Berman
	Title:	Chairman of the Board and Chief Executive Officer

Dated as of October 19, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of October 19, 2007.

Name	Title

/s/ Lyle Berman	Chairman of the Board and Chief Executive Officer
Lyle Berman	(Principal Executive Officer)

/s/ Timothy J. Cope	President, Chief Financial Officer and Director
Timothy J. Cope	(Principal Financial and Accounting Officer)

/s/ Morris Goldfarb	Director
Morris Goldfarb

/s/ Ray Moberg	Director
Ray Moberg

/s/ Neil I. Sell	Director
Neil I. Sell

/s/ Larry C. Barenbaum	Director
Larry C. Barenbaum

/s/ Richard White	Director
Richard White