Form 10-Q/A
period 2007-04-01
LAKES ENTERTAINMENT INC
filed 2007-10-19
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
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
INDEX

		Page of
		Form 10-Q
	Explanatory Note	3

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of April 1, 2007 (Unaudited) and December 31, 2006	5
	Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) (Unaudited) for the three months ended April 1, 2007 and April 2, 2006	6
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended April 1, 2007 and April 2, 2006	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	39
ITEM 4.	CONTROLS AND PROCEDURES	40
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	41
ITEM 1A.	RISK FACTORS	41
ITEM 6.	EXHIBITS	41
302 Certification of CEO
302 Certification of CFO
906 Certification of Chief Executive Officer and Chief Financial Officer

Explanatory Note for Amendment No. 1 on Form 10-Q/A
     Lakes Entertainment, Inc. (“Lakes” or the “Company”) is filing this amendment no. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended April 1, 2007 (“Original Form 10-Q”), which was originally filed with the Securities and Exchange Commission on May 11, 2007, to amend and restate financial statements for the three months ended April 1, 2007. The restatement adjusts the accounting for a warrant to purchase shares of Lakes’ common stock which was issued to a lender in connection with a financing agreement during 2006. The restatement has no effect on the Company’s cash flows or liquidity or earnings from operations for any period presented.
Background
     During the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable).  The estimated fair value of the exercisable portion of the warrant, approximately $4.7 million at inception, was originally reported erroneously as an increase in additional paid-in capital.  The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until February 28, 2007, the fair value of the warrant should have been recorded as a liability and adjusted to its estimated fair value at each subsequent balance sheet date through February 28, 2007 pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes is amending its condensed consolidated financial statements as of and for three months ended April 1, 2007. The adjustment in accounting results in a decrease in interest expense of approximately $2.3 million related to the adjustment to fair value of the warrant as of February 28, 2007, the date the shares underlying the warrant were registered for resale. Since the shares underlying the warrant were registered for resale effective February 28, 2007, the warrant liability was reclassified to additional paid-in capital and no further fair value adjustments have been recorded since that date pursuant to the guidance in EITF 00-19. However, immediately prior to the reclassification, it was necessary to adjust the warrant liability to its estimated fair value of $3.5 million as of February 28, 2007.
 Amendment to Form 10-Q
     The following sections of the Original Form 10-Q have been revised to reflect the restatement: Part I – Item 1 – Financial Statements, Part I – Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I - Item 4 - Controls and Procedures and Part II – Item 6 — Exhibits. Except to the extent relating to the restatement of the condensed consolidated financial statements described above, the condensed consolidated financial statements and other disclosures in this Amendment do not reflect any events that have occurred after the Original Form 10-Q was initially filed on May 11, 2007.
Effects of Restatement
     The following table sets forth the effects of the restatement relating to the warrant accounting on affected line items within the previously reported condensed consolidated balance sheet and condensed consolidated statement of earnings (loss) and as of and for the three months ended April 1, 2007, and April 2, 2006, respectively, and as of December 31, 2006. The restatement has no effect on the Company’s cash flows, liquidity, or earnings from operations in any period presented.

	As of and for
	the three months ended
	April 1, 2007
	As
	previously
(in thousands, except per share data):	reported	Restated
Additional paid-in capital	$177,792	$176,627
Retained earnings	20,826	21,991
Interest expense, other (*)	(2,588)	(316)
Net loss	(12,093)	(9,821)
Loss per share — basic and diluted	(0.53)	(0.43)

	As of
	December 31, 2006
	As
	previously
(in thousands, except per share data):	reported	Restated
Warrant liability	$—	$5,816
Additional paid-in capital	176,419	171,710
Retained earnings	34,357	33,250

	For the
	three months ended
	April 2, 2006
	As
	previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(531)	$(2,182)
Net earnings	11,683	10,032
Earnings per share — basic	0.52	0.45
Earnings per share — diluted	0.48	0.42

*	Restated amount includes the quarterly fair value adjustment to the long-term liability associated with the warrant as of February 28, 2007, the date on which the shares underlying the warrant were registered for resale.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
April 1, 2007 and December 31, 2006

	April 1,
	2007	December 31,
	(Unaudited)	2006
	(In thousands)
	(restated)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents (balance includes $7.4 million and $8.4 million of WPT Enterprises, Inc. cash)	$8,925	$9,759
Restricted cash	—	12,738
Short-term investments (balance includes $29.7 million and $31.3 million of WPT Enterprises, Inc. short-term investments)	52,732	59,863
Accounts receivable	2,387	2,963
Other current assets	3,489	2,706

Total current assets	67,533	88,029

Property and equipment, net	17,871	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	68,643	164,308
Land held for development	15,113	16,790
Intangible assets	56,842	54,279
Other	7,091	8,450

Total long-term assets related to Indian casino projects	147,689	243,827

Other assets:
Restricted cash	456	453
Investments	2,923	2,923
Deferred tax asset	6,360	6,248
Debt issuance costs	—	1,972
Other long-term assets	202	264

Total other assets	9,941	11,860

Total Assets	$243,034	$361,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,840	$5,345
Income taxes payable	16,066	14,593
Accrued payroll and related costs	1,284	2,480
Deferred revenue	5,142	4,740
Accrued interest	—	312
Other accrued expenses	1,718	1,879

Total current liabilities	28,050	29,349

Long-term debt, other, net of unamortized discount of $0.9 million at December 31, 2006	—	104,471
Warrant liability	—	5,816

Total long-term liabilities	—	110,287

Total Liabilities	28,050	139,636

Commitments and contingencies
Minority interest in subsidiary	16,117	16,764

Shareholders’ Equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued and outstanding at April 1, 2007 and December 31, 2006	45	45
Common stock, $.01 par value; authorized 200,000 shares; 23,007 and 22,949 issued and outstanding at April 1, 2007, and December 31, 2006, respectively	230	229
Additional paid-in capital	176,627	171,710
Retained earnings	21,991	33,250
Accumulated other comprehensive loss	(26)	(458)

Total shareholders’ equity	198,867	204,776

Total Liabilities and Shareholders’ Equity	$243,034	$361,176

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands, except
	per share data)
	(Unaudited)
	(restated)	(restated)
Revenues:
License fee income	$3,768	$4,677
Host fees, sponsorship, online gaming and other	755	1,789
Management, consulting and development fees	449	165

Total Revenues	4,972	6,631

Costs and Expenses:
Selling, general and administrative	9,741	9,176
Production costs	2,152	2,420
Net impairment losses	331	—
Depreciation and amortization	195	133

Total Costs and Expenses	12,419	11,729

Net realized and unrealized gains on notes receivable	165	15,476

Earnings (Loss) From Operations	(7,282)	10,378

Other Income (Expense):
Interest income	1,138	433
Interest expense, related party	—	(137)
Interest expense, other	(316)	(2,182)
Amortization of debt issuance costs	(95)	(136)
Loss on extinguishment of debt	(3,830)	—
Gain on sale of investment	—	5,675
Other	5	78

Total other income (expense), net	(3,098)	3,731

Earnings (loss) before income tax and minority interest in net (earnings) loss of subsidiary	(10,380)	14,109
Income tax	322	2,710

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	(10,702)	11,399
Minority interest in net (earnings) loss of subsidiary	881	(1,367)

Net earnings (loss)	$(9,821)	$10,032
Other comprehensive earnings:
Unrealized gains on marketable securities, net of tax	23	429
Change in estimated fair value of derivatives	409	—

Comprehensive earnings (loss)	$(9,389)	$10,461

Earnings (loss) per share — basic	$(0.43)	$0.45

Earnings (loss) per share — diluted	$(0.43)	$0.42

Weighted-average common shares outstanding — basic	22,970	22,406

Dilutive effect of common stock equivalents	—	1,709

Weighted-average common shares outstanding — diluted	22,970	24,115

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	April 1,	April 2,
	2007	2006
	(In thousands)
	(Unaudited)
	(restated)	(restated)
OPERATING ACTIVITIES:
Net earnings (loss)	$(9,821)	$10,032
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	278	269
Amortization of debt issuance costs	95	165
Amortization of debt discount	33	—
Increase (decrease) in value of warrant liability	(2,272)	1,651
Share-based compensation	1,232	2,381
Loss on extinguishment of debt	2,783	—
Net realized and unrealized gains on notes receivable	(1,227)	(15,476)
Gain on sale of investment	—	(5,675)
Minority interest in net earnings (loss) of subsidiary	(881)	1,367
Deferred income taxes	(112)	2,264
Net impairment losses	331	—
Increases in operating (assets) liabilities:
Accounts receivable	566	440
Other current assets	(783)	(853)
Income taxes payable	34	420
Accounts payable	(41)	(1,122)
Deferred revenue	403	4,250
Accrued expenses	(1,669)	(167)

Net cash used in operating activities	(11,051)	(54)

INVESTING ACTIVITIES:
Purchase of short-term investments	(26,630)	(14,593)
Sale/maturity of short-term investments	33,785	5,410
Collections on notes receivable	49	—
Increases in long-term assets related to Indian casino projects	(6,598)	(4,340)
Proceeds from sale of investment	—	5,686
Purchase of property and equipment	(614)	(804)
Increase in other long-term assets	—	(77)

Net cash used in investing activities	(8)	(8,718)

FINANCING ACTIVITIES:
Decrease in restricted cash	12,735	—
Unrestricted cash proceeds from long-term debt	—	22,227
Repayment of long-term debt	(105,000)	—
Repayment of long-term debt, related party	—	(10,000)
Cash proceeds from issuance of common and preferred stock	376	3,157
Shareholder trading settlement	—	2,805
Cash proceeds from sale of participation notes	102,114	—

Net cash provided by financing activities	10,225	18,189

Net Increase (Decrease) in Cash and Cash Equivalents	(834)	9,417
Cash and Cash Equivalents — Beginning of Period	9,759	9,912

Cash and Cash Equivalents — End of Period	$8,925	$19,329

See notes to unaudited condensed consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed or omitted. As of April 1, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and substantially all of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, filed with the SEC on October 19, 2007, from which the balance sheet information as of that date is derived.
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
2. Restatement
     Lakes’ condensed consolidated financial statements as of and for the three months ended April 1, 2007 have been restated to adjust the accounting for a warrant to purchase shares of Lakes’ common stock. During the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable). The estimated fair value of the exercisable portion of the warrant, approximately $4.7 million at inception, was originally reported erroneously as an increase in additional paid-in capital. The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until February 28, 2007, the fair value of the warrant should have been recorded as a liability and adjusted to its estimated fair value at each subsequent balance sheet date until the underlying shares were registered on February 28, 2007 pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes is amending its condensed consolidated financial statements as of and for three months ended April 1, 2007. The adjustment in accounting results in a decrease in interest expense of approximately $2.3 million related to the adjustment to fair value of the warrant as of February 28, 2007, the date the shares underlying the warrant were registered for resale. Since the shares underlying the warrant were registered for resale effective February 28, 2007, the warrant liability was reclassified to additional paid-in capital and no further fair value adjustments have been recorded since that date pursuant to the guidance in EITF 00-19. However, immediately prior to the reclassification, it was necessary to adjust the warrant liability to its fair value of $3.5 million as of February 28, 2007.

     The restatement has no effect on the Company’s cash flows, liquidity or earnings from operations for any period presented. The effects of the restatement by line item on the quarterly period condensed consolidated financial statements as of and for the three months ended April 1, 2007, and April 2, 2006, respectively, and as of December 31, 2006, are shown below (in thousands, except per share data):

	As of and for
	the three months ended
	April 1, 2007
	As
	Previously
(in thousands, except per share data):	reported	Restated
Additional paid-in capital	$177,792	$176,627
Retained earnings	20,826	21,991
Interest expense, other (*)	(2,588)	(316)
Net loss	(12,093)	(9,821)
Loss per share — basic and diluted	(0.53)	(0.43)

	As of
	December 31, 2006
	As previously
(in thousands, except per share data):	reported	Restated
Warrant liability	$—	$5,816
Additional paid-in capital	176,419	171,710
Retained earnings	34,357	33,250

	For the
	three months ended
	April 2, 2006
	As previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(531)	$(2,182)
Net earnings	11,683	10,032
Earnings per share — basic	0.52	0.45
Earnings per share — diluted	0.48	0.42

*	Restated amount includes the quarterly fair value adjustment to the long-term liability associated with the warrant as of February 28, 2007, the date on which the shares underlying the warrant were registered for resale.
3. Long-Term Assets Related to Indian Casino Projects
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
Lakes’ stock option plans:

	Three Months Ended
	April 1,		April 2,
Key valuation assumptions:	2007		2006
Expected volatility	—	*	66.20%
Expected dividend yield	—	*	—
Risk-free interest rate	—	*	4.50%
Expected term (in years)	—	*	8.2 years

*	There were no options granted during the three months ended April 1, 2007.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to April 2, 2006. Management believes historical data is reasonably representative of future exercise behavior.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.
     The following table summarizes Lakes’ stock option activity during the three months ended April 1, 2007 and April 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price
2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized				—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized				—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10

     The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of April 1, 2007:

	Options Outstanding at April 1, 2007
		Weighted-			Options Exercisable at April 1, 2007
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value
$ (3.25 — 3.63)	286,200	4.2 years	$3.45	$2,201,730	286,200	$3.45	$2,201,730
(3.64 — 5.45)	2,424,200	2.0 years	4.23	16,780,356	2,424,200	4.23	16,780,356
(5.46 — 7.26)	60,000	6.7 years	7.18	238,500	45,000	7.18	178,875
(7.27 — 9.08)	1,478,000	6.3 years	8.13	4,467,670	1,124,000	8.13	3,397,290
(9.09 — 10.90)	102,000	5.0 years	10.43	73,300	27,050	10.48	18,083
(10.91 — 12.71)	88,500	7.8 years	11.46	240	38,800	11.38	—
(12.72 — 14.53)	95,000	7.9 years	14.00	—	43,500	14.04	—
(14.54 — 16.34)	5,000	7.8 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	7.0 years	17.91	—	35,000	17.97	—

	4,603,900	4.0 years	$6.15	$23,761,796	4,025,750	$5.64	$22,576,334

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

WPTE stock option plan:

	Three Months Ended
	April 1,	April 2,
	2007	2006
Expected volatility	73.84%	84.22%
Expected dividend yield	—	—
Risk-free interest rate	4.47%	4.31%
Expected term (in years)	6 years	6.5 years
•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.
     The following table summarizes WPTE stock option activity during the three months ended April 1, 2007 and April 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	outstanding	Exercisable	for Grant	Price
2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized				—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36

     The following table summarizes significant ranges of WPTE outstanding and exercisable options as of April 1, 2007:

	Options Outstanding				Options Exercisable
		Weighted-Avg.	Weighted-	Aggregate			Aggregate
Range of	Number	Remaining	Avg. Exercise	Intrinsic	Number	Weighted-	Intrinsic
Exercise Prices	Outstanding	Contractual Life	Price	Value	Exercisable	Avg. Price	Value
$0.0049	225,000	4.91	$0.0049	$1,155,398	225,000	$0.0049	$1,155,398
$3.93 - 4.80	713,000	9.71	4.43	503,600	—	—	—
$5.18 - 9.92	1,333,366	7.73	7.56	—	720,533	7.95	—
$11.95 - 14.51	224,000	8.36	12.22	—	56,000	12.70	—
$15.05 - 19.50	19,334	8.36	15.28	—	9,000	15.38	—

	2,514,700	8.10	$6.47	$1,658,998	1,010,533	$6.51	$1,155,398

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

6. Earnings (Loss) Per Share
     For all periods, basic earnings (loss) per share is calculated by dividing net earnings (loss) by the weighted-average number of common shares outstanding during the applicable period. For the three months ended April 2, 2006, diluted earnings per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding.
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
10. Derivative Financial Instruments
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
11. Subsequent Events
     WPTE change in broadcast partner. Travel Channel, LLC (“TRV” or “Travel Channel”) had until April 1, 2007 to exercise its option to broadcast Season Six of the WPT television series. TRV did not exercise this option. On April 2, 2007, WPTE entered into an agreement with the Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six for $300,000 per episode. The agreement also provides GSN options for Seasons Seven and Eight.
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
     WPT Online. WPT’s branded online gaming website, currently located at WPTonline.com, features an online poker room and an online casino with a broad selection of slots and table games. Although any Internet user can access WPTonline.com via the world wide web, WPTonline.com does not permit bets to be made from players in the United States and other restricted jurisdictions. This site showcases a WPT-branded poker room featuring ring games, as well as Sit and Go and multi-table tournaments for poker games including Texas Hold ‘Em, Omaha, 7 Card Stud, and 7 Card Hi-Lo. Additionally, WPTonline.com features an online casino with a broad selection of slots and table games, including WagerWorks’ exclusive online titles Monopolytm, Wheel of Fortune®, and The Price is Righttm.
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
     Other income (expense). Other expense for the first quarter of 2007 was $3.1 million compared to other income of $3.7 million for the first quarter of 2006. In March 2007, Lakes’ then existing $105 million Credit Agreement was repaid in conjunction with the Pokagon notes receivable participation transaction discussed above. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during the first quarter of 2007.
     In the first quarter of 2006, Lakes issued a warrant to PLKS Holdings, LLC (“PLKS”) in connection with a financing agreement. As a result, Lakes recorded an increase in interest expense of approximately $1.7 million related to the adjustment of its warrant liability to its estimated fair value as of April 2, 2006. In February 2007, Lakes registered for resale shares underlying the warrant issued to PLKS. As a result, the related warrant liability was adjusted to its estimated fair value at that time, which resulted in a decrease in interest expense of approximately $2.3 million for the three months ended April 1, 2007.
     Other income in the 2006 first quarter period also included a WPTE gain on sale of securities of $5.7 million related to a sale of 630,000 shares of common stock of PokerTek, Inc.
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
     We have considered the circumstances surrounding the restatement of our financial statements for the three months ended April 1, 2007, as disclosed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1 to our Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and re-evaluated the effectiveness of our disclosure controls and procedures as such term is defined under Rules 13a-15(e) and Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring this restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the first quarter ended April 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management has considered the circumstances surrounding the restatement of the Company’s financial statements for the three months ended April 1, 2007, as disclosed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1 to our Quarterly Report on Form 10-Q. After reviewing and analyzing the internal control processes surrounding the accounting for the transaction that caused the restatement, management concluded that the restatement of the financial statements was not caused by a material weakness in our internal control over financial reporting and there was no effect on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 when our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

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
ITEM 6. EXHIBITS

Exhibits	Description
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC. Registrant
/s/ LYLE BERMAN
Lyle Berman
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ TIMOTHY J. COPE
Timothy J. Cope
President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 19, 2007