Form 10-Q/A
period 2007-07-01
LAKES ENTERTAINMENT INC
filed 2007-10-19
CIK 1071255

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
INDEX

		Page of
		Form 10-Q
	Explanatory Note	3

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of July 1, 2007 (unaudited) and December 31, 2006	5
	Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and six months ended July 1, 2007 and July 2, 2006	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2007 and July 2, 2006	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	45
ITEM 4.	CONTROLS AND PROCEDURES	46
PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	46
ITEM 1A.	RISK FACTORS	46
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48
ITEM 6.	EXHIBITS	48
302 Certification of CEO
302 Certification of CFO
906 Certification of Chief Executive Officer and Chief Financial Officer

Explanatory Note for Amendment No. 1 on Form 10-Q/A
     Lakes Entertainment, Inc. (“Lakes” or the “Company”) is filing this amendment no. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the period ended July 1, 2007 (“Original Form 10-Q”) which was originally filed with the Securities and Exchange Commission on August 10, 2007, to amend and restate financial statements for the six months ended July 1, 2007. The restatement adjusts the Company’s accounting for a warrant to purchase shares of Lakes’ common stock which was issued to a lender in connection with a financing agreement during 2006. The restatement has no effect on the Company’s cash flows or liquidity. In addition, the restatement has no effect on the Company’s condensed consolidated statement of earnings for the three months ended July 1, 2007.
Background
     During the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable). The estimated fair value of the exercisable portion of the warrant, approximately $4.7 million at inception, was originally reported erroneously as an increase in additional paid-in capital. The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until February 28, 2007, the fair value of the warrant should have been recorded as a liability and adjusted to its estimated fair value at each subsequent balance sheet date through February 28, 2007, pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes is amending its condensed consolidated financial statements as of and for the six months ended July 1, 2007. The adjustment in accounting results in a decrease in interest expense of approximately $2.3 million for the six months ended July 1, 2007, related to the first quarter 2007 adjustment to fair value of the warrant as of February 28, 2007, the date the shares underlying the warrant were registered for resale. Since the shares underlying the warrant were registered for resale effective February 28, 2007, the warrant liability was reclassified to additional paid-in capital and no further fair value adjustments have been recorded since that date, pursuant to the guidance in EITF 00-19.
Amendment to Form 10-Q
     The following sections of the Original Form 10-Q have been revised to reflect the restatement: Part I — Item 1 — Financial Statements, Part I — Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part I - Item 4 - Controls and Procedures and Part II — Item 6 — Exhibits. Except to the extent relating to the restatement of our condensed consolidated financial statements described above, the condensed consolidated financial statements and other disclosures in this Amendment do not reflect any events that have occurred after the Original Form 10-Q was initially filed on August 10, 2007.

Effects of Restatement
     The following table sets forth the effects of the restatement relating to the warrant accounting on affected line items within the previously reported condensed consolidated balance sheet and condensed consolidated statement of earnings (loss) as of and for the six months ended July 1, 2007, for the three and six months ended July 2, 2006, respectively and as of December 31, 2006. The restatement has no effect on the Company’s condensed consolidated statement of earnings for the three months ended July 1, 2007. The restatement has no effect on the Company’s cash flows, liquidity or earnings from operations for any period presented.

	As of and for the six months
	ended July 1, 2007
	As
	previously
(in thousands, except per share data):	reported	Restated
Additional paid-in capital	$188,824	$187,659
Retained earnings	27,398	28,563
Interest expense, other (*)	(2,588)	(316)
Net loss	(4,076)	(1,804)
Loss per share — basic and diluted	(0.24)	(0.14)

	As of
	December 31, 2006
	As
	previously
(in thousands, except per share data):	reported	Restated
Warrant liability	$—	$5,816
Additional paid-in capital	176,419	171,710
Retained earnings	34,357	33,250

	For the three months
	ended July 2, 2006
	As
	previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(1,303)	$(2,458)
Net earnings	3,248	2,093
Earnings per share — basic	0.14	0.09
Earnings per share — diluted	0.13	0.08

	For the six months
	ended July 2, 2006
	As
	previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(1,834)	$(4,640)
Net earnings	14,932	12,126
Earnings per share — basic	0.66	0.54
Earnings per share — diluted	0.61	0.49

*	Restated amount includes the quarterly fair value adjustment related to the long-term liability associated with the warrant as of February 28, 2007, the date on which the shares underlying the warrant were registered for resale.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(In thousands)

	July 1, 2007	December 31, 2006
	(Unaudited)
	(restated)	(restated)
Assets
Current assets:
Cash and cash equivalents	$18,629	$9,759
(balances include $1.5 million and $8.4 million of WPT Enterprises, Inc. cash)
Restricted cash	—	12,738
Investments in marketable securities	56,612	59,863
(balances include $33.0 million and $31.3 million of WPT Enterprises, Inc. short-term investments)
Accounts receivable	3,350	2,963
Other current assets	1,984	2,706

Total current assets	80,575	88,029

Property and equipment, net	16,877	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	78,566	164,308
Land held for development	8,121	16,790
Intangible assets	57,349	54,279
Other	5,244	8,450

Total long-term assets related to Indian casino projects	149,280	243,827
Other assets:
Restricted cash	347	453
Investments	2,923	2,923
Deferred tax asset	6,354	6,248
Debt issuance costs	—	1,972
Other long-term assets	201	264

Total other assets	9,825	11,860

Total Assets	$256,557	$361,176

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$2,392	$5,345
Income taxes payable	16,301	14,593
Accrued payroll and related costs	2,003	2,480
Deferred revenue	2,557	4,740
Accrued interest	—	312
Other accrued expenses	1,635	1,879

Total current liabilities	24,888	29,349

Long-term debt, other, net of unamortized discount of $0.9 million at December 31, 2006	—	104,471
Warrant liability	—	5,816

Total long-term liabilities	—	110,287

Total liabilities	24,888	139,636

Commitments and contingencies

Minority interest in subsidiary	15,207	16,764

Shareholders’ equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued and outstanding at July 1, 2007 and December 31, 2006, respectively	45	45
Common stock, $.01 par value; authorized 200,000 shares; 24,356 and 22,949 issued and outstanding at July 1, 2007, and December 31, 2006, respectively	244	229
Additional paid-in capital	187,659	171,710
Retained earnings	28,563	33,250
Accumulated other comprehensive loss	(49)	(458)

Total shareholders’ equity	216,462	204,776

Total liabilities and shareholders’ equity	$256,557	$361,176

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
		(restated)	(restated)	(restated)
Revenues:
License fee income	$6,072	$8,750	$9,839	$13,426
Host fees, sponsorship, online gaming and other	1,671	2,305	2,425	4,094
Management, consulting and development fees	386	165	835	330

Total revenues	8,129	11,220	13,099	17,850

Costs and expenses:
Selling, general and administrative	9,966	8,833	19,721	18,015
Production costs	3,087	4,176	5,239	6,596
Loss on abandonment of online gaming assets	2,270	—	2,270	—
Net impairment losses	—	—	331	—
Depreciation and amortization	191	139	386	272

Total costs and expenses	15,514	13,148	27,947	24,883

Net realized and unrealized gains on notes receivable	8,939	17,647	9,104	33,123

Earnings (loss) from operations	1,554	15,719	(5,744)	26,090

Other income (expense):
Interest income	5,495	657	6,633	1,090
Interest expense, related party	—	—	—	(137)
Interest expense, other	—	(2,458)	(316)	(4,640)
Amortization of debt issuance costs	—	(176)	(95)	(312)
Loss on extinguishment of debt	—	(6,821)	(3,830)	(6,821)
Gain on sale of investment	—	—	—	5,675
Other	22	(10)	28	76

Total other income (expense), net	5,517	(8,808)	2,420	(5,069)

Earnings (loss) before income taxes and minority interest in net (earnings) loss of subsidiary	7,071	6,911	(3,324)	21,021
Income taxes	348	3,837	656	6,547

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	6,723	3,074	(3,980)	14,474
Minority interest in net (earnings) loss of subsidiary	1,295	(981)	2,176	(2,348)

Net earnings (loss)	8,018	2,093	(1,804)	12,126

Stock warrant inducement discount	1,444	—	1,444	—

Net earnings (loss) available to common shareholders	6,574	2,093	(3,248)	12,126

Other comprehensive earnings (loss):
Unrealized loss on marketable securities, net of tax	(23)	(855)	—	(426)
Change in estimated fair value of derivative	—	(161)	409	(161)

Comprehensive earnings (loss)	$6,551	$1,077	($2,839)	$11,539

Earnings (loss) available to common shareholders per share — basic	$0.28	$0.09	($0.14)	$0.54

Earnings (loss) available to common shareholders per share — diluted	$0.25	$0.08	($0.14)	$0.49

Weighted-average common shares outstanding — basic	23,829	22,875	23,427	22,642

Dilutive effect of common stock equivalents	2,077	2,041	—	1,862

Weighted-average common shares outstanding — diluted	25,906	24,916	23,427	24,504

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
	(restated)	(restated)
OPERATING ACTIVITIES:
Net earnings (loss)	($1,804)	$12,126
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	553	431
Amortization of debt issuance costs	95	688
Amortization of debt discount	33	17
Increase (decrease) in value of warrant liability	(2,272)	2,806
Share-based compensation	2,443	3,689
Loss on extinguishment of debt	2,783	6,821
Loss on abandonment of online gaming assets	2,270	—
Net realized and unrealized gains on notes receivable	(10,165)	(33,123)
Gain on sale of investment	—	(5,675)
Minority interest in net earnings (loss) of subsidiary	(2,176)	2,348
Deferred income taxes	(105)	3,769
Net impairment losses	331	—
Changes in operating assets and liabilities:
Accounts receivable	(405)	1,022
Other current assets	427	617
Income taxes payable	270	2,642
Accounts payable	347	(1,094)
Deferred revenue	(2,182)	(1,799)
Accrued expenses	(1,035)	723

Net cash used in operating activities	(10,592)	(3,992)

INVESTING ACTIVITIES:
Purchase of marketable securities	(59,997)	(39,346)
Sale / maturity of marketable securities	63,257	21,722
Proceeds from sale of land held for development	8,758	—
Collections on notes receivable	3,690	2,865
Increases in long-term assets related to Indian casino projects	(13,495)	(31,880)
Proceeds from sale of investment	—	5,686
Purchase of property and equipment	(1,867)	(2,886)
Increase in other long-term assets	—	(445)

Net cash provided by (used in) investing activities	346	(44,284)

FINANCING ACTIVITIES:
Decrease in restricted cash	12,844	—
Debt issuance costs	—	(5,004)
Restricted cash proceeds from long-term debt	—	19,090
Restricted cash proceeds from long-term debt available as of quarter end	—	(19,090)
Unrestricted cash proceeds from long-term debt	—	109,860
Repayment of long-term debt	(105,000)	(35,000)
Repayment of long-term debt, related party	—	—
Cash proceeds from issuance of common and preferred stock	9,158	3,277
Increase in WPTE restricted cash	—	(197)
Shareholder trading settlement	—	2,805
Cash proceeds from sale of participation notes	102,114	—

Net cash provided by financing activities	19,116	75,741

Net increase (decrease) in cash and cash equivalents	8,870	27,465

Cash and cash equivalents — beginning of period	9,759	9,912

Cash and cash equivalents — end of period	$18,629	$37,377

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation
     The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of July 1, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and substantially all of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, previously filed with the SEC on October 19, 2007, from which the balance sheet information as of that date is derived.
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
2. Restatement
     Lakes’ condensed consolidated financial statements as of and for the six months ended July 1, 2007 have been restated to adjust the accounting for a warrant to purchase shares of Lakes’ common stock. During the first quarter of 2006, a warrant to purchase 4,460,000 shares of the Company’s common stock was issued to a lender in connection with a financing agreement (1,250,000 were immediately exercisable). The estimated fair value of the exercisable portion of the warrant, approximately $4.7 million at inception, was originally reported erroneously as an increase in additional paid-in capital. The Company’s management has determined that, because the shares underlying the warrant were not registered for resale until February 28, 2007, the fair value of the warrant should have been recorded as a liability and adjusted to its estimated fair value at each subsequent balance sheet date through February 28, 2007 pursuant to Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”).
     Accordingly, Lakes is amending its condensed consolidated financial statements as of and for the six months ended July 1, 2007. The adjustment in accounting results in a decrease in interest expense of approximately $2.3 million for the six months ended July 1, 2007, related to the first quarter 2007 adjustment to fair value of the warrant as of February 28, 2007, the date the shares underlying the warrant were registered for resale. Since the shares underlying the warrant were registered for resale effective February 28, 2007, the warrant liability was reclassified to additional paid-in capital and no further fair value adjustments have been recorded since that date, pursuant to the guidance in EITF 00-19.

     The restatement has no effect on the Company’s cash flows or liquidity and earnings from operations were not impacted in any period presented. The effects of the restatement by line item on the quarterly period condensed consolidated financial statements as of and for the six months ended July 1, 2007, for the three and six months ended July 2, 2006, respectively, and as of December 31, 2006, are shown below (in thousands, except per share data):

	As of and
	for the six months ended
	July 1, 2007
	As previously
(in thousands, except per share data):	reported	Restated
Additional paid-in capital	$188,824	$187,659
Retained earnings	27,398	28,563
Interest expense, other (*)	(2,588)	(316)
Net loss	(4,076)	(1,804)
Loss per share — basic and diluted	(0.24)	(0.14)

	As of
	December 31, 2006
	As previously
(in thousands, except per share data):	reported	Restated
Warrant liability	$—	$5,816
Additional paid-in capital	176,419	171,710
Retained earnings	34,357	33,250

	For the
	three months ended
	July 2, 2006
	As previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(1,303)	$(2,458)
Net earnings	3,248	2,093
Earnings per share — basic	0.14	0.09
Earnings per share — diluted	0.13	0.08

	For the
	six months ended
	July 2, 2006
	As previously
(in thousands, except per share data):	reported	Restated
Interest expense, other (*)	$(1,834)	$(4,640)
Net earnings	14,932	12,126
Earnings per share — basic	0.66	0.54
Earnings per share — diluted	0.61	0.49

*	Restated amount includes the quarterly fair value adjustment related to the long-term liability associated with the warrant as of February 28, 2007, the date on which the shares underlying the warrant were registered for resale.
See notes to unaudited condensed consolidated financial statements

3. Long-Term Assets Related to Indian Casino Projects
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
6. Share-based Compensation
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
     The following table summarizes Lakes’ stock option activity during the three months and six months ended July 1, 2007 and July 2, 2006:

		Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price
2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancel led/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15
Authorized			500,000	—
Granted	2,500	—	(2,500)	11.84
Forfeited/cancel led/expired	(44,500)	—	44,500	9.79
Exercised	(74,500)	—	—	5.83

Balance at July 1, 2007	4,487,400	3,954,500	577,500	$6.13

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized	—	—	—	—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancel led/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10
Authorized	—	—	—	—
Granted	5,000	—	(5,000)	12.10
Forfeited/cancel led/expired	(5,000)	—	5,000	8.15
Exercised	(25,000)	—	—	4.75

Balance at July 2, 2006	4,762,626	3,718,126	64,500	$6.11

     The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of July 1, 2007:

	Options Outstanding at July 1, 2007
		Weighted-			Options Exercisable at July 1, 2007
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-Average	Intrinsic	Number	Weighted-	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Average Price	Value
$(3.25—3.63)	286,200	3.9 years	$3.45	$2,390,622	286,200	$3.45	$2,390,622
(3.64 — 5.45)	2,374,700	1.7 years	4.22	18,027,678	2,374,700	4.22	18,027,678
(5.46 — 7.26)	60,000	6.5 years	7.18	278,100	45,000	7.18	208,575
(7.27 — 9.08)	1,438,500	6.2 years	8.13	5,297,276	1,099,000	8.13	4,047,068
(9.09 — 10.90)	72,000	6.5 years	10.36	104,320	27,050	10.48	35,936
(10.91 — 12.71)	91,000	7.6 years	11.47	37,200	41,050	11.43	17,647
(12.72 — 14.53)	95,000	7.6 years	14.00	—	44,500	14.04	—
(14.54 — 16.34)	5,000	7.5 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	6.8 years	17.91	—	35,000	17.97	—

	4,487,400	3.7 years	$6.13	$26,135,196	3,954,500	$5.64	$24,727,526

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
7. Earnings (Loss) Available to Common Shareholders Per Share
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

8. Income Taxes
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
9. Contingencies
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
10. Segment Information
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

11. Online Gaming Commitment and Related Loss on Abandonment of Online Gaming Assets
     On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). Pursuant to the CryptoLogic Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE is entitled to approximately 80% of net gaming revenues from the operation of the site. Under the CryptoLogic Agreement, WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players are able to play on WPTE’s branded gaming site on the Network.
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
12. Subsequent Events
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

	Date of	Number of
	Agreement or	Episodes
World Poker	Option for	(including	Production Period and Delivery	Initial Telecast of
Tour Season	Season	specials)	of Episodes	Episodes in Season
Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — April 2008	January 2008 — August 2008 (projected)
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
     Other income (expense). Other income for the second quarter of 2007 was $5.5 million compared to other expense of $8.8 million for the second quarter of 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in the second quarter of 2007.
     In the second quarter of 2006, we refinanced substantially all of our long-term debt. As a result, we wrote-off the unamortized portion of the debt discount related to the issuance of common stock warrants ($4.3 million) as well as unamortized closing costs ($2.5 million), resulting in a loss on extinguishment of debt of approximately $6.8 million. In the first quarter of 2006, Lakes issued a warrant to PLKS Holdings, LLC (“PLKS”) in connection with a financing agreement. During the second quarter of 2006, we adjusted the liability related to this warrant to its estimated fair value, which resulted in an increase to interest expense of approximately $1.2 million.
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
     Other income (expense). Other income for the first six months of 2007 was $2.4 million compared to other expense of $5.1 million for the first six months of 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in the second quarter of 2007. In March 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. This participation arrangement was accounted for as a sale during 2007. Lakes’ then existing $105 million Credit Agreement was repaid with proceeds from the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during the first quarter of 2007.
     During the six months ended July 2, 2006, Lakes recorded an increase in interest expense of approximately $2.8 million related to the adjustment of its warrant liability to its estimated fair value. In February 2007, Lakes registered for resale the shares underlying the warrant issued to PLKS. As a result, the related warrant liability was adjusted to its estimated fair value at that time, which resulted in a decrease in interest expense of approximately $2.3 million for the six months ended July 1, 2007.
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

     The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):
Shingle Springs Tribe:

	As of July 1, 2007 (unaudited)	As of December 31, 2006
Face value of note (principal and interest)	$63,125 ($46,368 principal and $16,757 interest)	$55,942 ($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	18 months	28 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term	10.26%	9.76%
Discount rate	15%	15%
Repayment terms of note*	84 months	—
Projected repayment terms of note**	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

*	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

**	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.
     See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”
     Jamul Tribe:

	As of July 1, 2007 (unaudited)	As of December 31, 2006
Face value of note (principal and interest)	$38,527 ($28,230 principa land $10,297 interest)	$32,952 ($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	10.41%	9.98%
Projected interest rate during the loan repayment term Discount rate	10.38% 15.75%	9.76% 15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%
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

	Balance at July 1, 2007 (unaudited)
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)
Note receivable, pre-construction(a), (c)	$46,368	$27,280	$2,796	$76,444
Note receivable, land(b),(c)	—	950	973	1,923

	$46,368	$28,230	$3,769	$78,367

	Balance at December 31, 2006
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)
Note receivable, pre-construction(a), (c)	$42,310	$23,559	$1,386	$67,255
Note receivable, land(b),(c)	—	950	756	1,706

	$42,310	$24,509	$2,142	$68,961

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

(c)	Amounts listed under the other column represents amounts advanced under the agreements with the Iowa Tribe.
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
Shingle Springs Tribe

	July 1, 2007	December 31, 2006
	(unaudited)
No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,651
No. of Table games	100	100
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 8.0%
	Year 3 — 10.5%	Year 3 — 7.5%
	Year 4 — 7.9%	Year 4 — 7.1%
	Year 5 — 8.8%	Year 5 — 6.4%
	Year 6 — (4.0)%	Year 6 — (12.3)%
	(management fees were	(management fees were
	reduced in year six)	reduced in year six)
	Year 7 — 5.0%	Year 7 — 11.7%
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

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The Jamul Tribe and the State of California have had a series of meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. The Jamul Tribe has decided to move forward with building a casino based solely on class II electronic gaming devices. This plan will decrease the size and scope of the project, but will allow it to move forward.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.

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
     Lakes’ Evaluation of the Ioway casino project. The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of the second quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has Tribal members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been purchased to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Critical Milestone	July 1, 2007	December 31, 2006	January 1, 2006
Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. The NIGC has provided their final comments to the Iowa Tribe on the management contract and the Iowa Tribe has approved the revisions and returned the contract to the NIGC for the final action. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.
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
     We have considered the circumstances surrounding the restatement of our financial statements for the six months ended July 1, 2007, as disclosed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1 to our Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and our Chief Financial Officer reviewed and re-evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934 as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our Chief Executive Officer and our Chief Financial Officer determined that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report, notwithstanding the error requiring this restatement. This was based on their conclusion that the error was not indicative of inadequate disclosure controls and procedures.
     There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the six months ended July 1, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management has considered the circumstances surrounding the restatement of the Company’s financial statements for the six months ended July 1, 2007, as disclosed in Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Amendment No. 1 to our Quarterly Report on Form 10-Q. After reviewing and analyzing the internal control processes surrounding the accounting for the transaction that caused the restatement, management concluded that the restatement of the financial statements was not caused by a material weakness in our internal control over financial reporting and there was no effect on management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 when our management concluded that, as of December 31, 2006, our internal control over financial reporting was effective based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
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