Form 10-Q
period 2007-09-30
LAKES ENTERTAINMENT INC
filed 2007-11-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

As of November 5, 2007, there were 24,515,675 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006	3
	Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and nine months ended September 30, 2007 and October 1, 2006	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and October 1, 2006	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	47
ITEM 4.	CONTROLS AND PROCEDURES	48

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	49
ITEM 1A.	RISK FACTORS	49
ITEM 6.	EXHIBITS	51
302 Certification of CEO
302 Certification of CFO
906 Certification of CEO and CFO

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 30
	2007	December 31,
	(Unaudited)	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$7,921	$9,759
(balances include $4.5 million and $8.4 million of WPT Enterprises, Inc.)
Restricted cash	—	12,738
Investments in marketable securities	51,572	52,901
(balances include $21.4 million and $24.3 million of WPT Enterprises, Inc.)
Accounts receivable	4,453	2,963
Notes receivable — current	3,029	—
Other current assets	3,087	2,706

Total current assets	70,062	81,067

Property and equipment, net	16,857	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	79,278	164,308
Land held for development	7,597	16,790
Intangible assets, net of accumulated amortization of $1.1 million at September 30, 2007	66,942	54,279
Other	5,615	8,450

Total long-term assets related to Indian casino projects	159,432	243,827

Other assets:
Investments in marketable securities	9,004	6,962
Investments	2,923	2,923
Deferred tax asset	6,333	6,248
Debt issuance costs	—	1,972
Other long-term assets	546	717

Total other assets	18,806	18,822

Total assets	$265,157	$361,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,348	$5,345
Income taxes payable	16,632	14,593
Accrued payroll and related costs	2,395	2,480
Deferred revenue	4,458	4,740
Current portion of contract acquisition costs payable related to Indian casino projects, net of $1.2 million discount	1,850	—
Other accrued expenses	2,209	2,191

Total current liabilities	29,892	29,349

Long-term Liabilities:
Long-term debt, other, net of unamortized discount of $0.9 million at December 31, 2006	—	104,471
Contract acquisition costs payable related to Indian casino projects, net of $2.8 million discount	7,923	—
Warrant liability	—	5,816

Long-term liabilities	7,923	110,287

Total liabilities	37,815	139,636

Commitments and contingencies
Minority interest in subsidiary	14,570	16,764
Shareholders’ equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued and outstanding at September 30, 2007 and December 31, 2006, respectively	45	45
Common stock, $.01 par value; authorized 200,000 shares; 24,456 and 22,949 issued and outstanding at September 30, 2007, and December 31, 2006, respectively	245	229
Additional paid-in capital	189,148	171,710
Retained earnings	23,353	33,250
Accumulated other comprehensive loss	(19)	(458)

Total shareholders’ equity	212,772	204,776

Total liabilities and shareholders’ equity	$265,157	$361,176

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Revenues:
License fee income	$2,695	$4,672	$12,535	$18,098
Host fees, sponsorship, online gaming and other	1,732	1,221	4,158	5,315
Management, consulting and development fees	2,580	15	3,415	345

Total revenues	7,007	5,908	20,108	23,758

Costs and expenses:
Selling, general and administrative	10,058	8,772	29,747	26,787
Production costs	1,355	1,737	6,594	8,333
Loss on abandonment of online gaming assets	—	—	2,270	—
Net impairment losses	—	—	331	—
Amortization of intangible assets related to Indian casino projects	1,121	6	1,126	6
Depreciation and amortization	192	158	573	431

Total costs and expenses	12,726	10,673	40,641	35,557

Net realized and unrealized gains (losses) on notes receivable	(600)	5,788	8,503	38,911

Earnings (loss) from operations	(6,319)	1,023	(12,030)	27,112

Other income (expense):
Interest income	981	1,209	7,613	2,299
Interest expense, related party	—	—	—	(137)
Interest expense, other	(330)	(360)	(646)	(5,000)
Amortization of debt issuance costs	—	(139)	(95)	(450)
Loss on extinguishment of debt	—	—	(3,830)	(6,821)
Gain on sale of investment	—	4,541	—	10,216
Other	50	5	78	81

Total other income, net	701	5,256	3,120	188

Earnings (loss) before income taxes and minority interest in net (earnings) loss of subsidiary	(5,618)	6,279	(8,910)	27,300
Income taxes	453	2,195	1,142	8,742

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	(6,071)	4,084	(10,052)	18,558
Minority interest in net (earnings) loss of subsidiary	859	(1,035)	3,035	(3,383)

Net earnings (loss)	(5,212)	3,049	(7,017)	15,175
Stock warrant inducement discount	—	—	1,444	—

Net earnings (loss) available to common shareholders	(5,212)	3,049	(8,461)	15,175

Other comprehensive earnings (loss):
Unrealized gains (loss) on marketable securities, net of tax	30	125	30	(301)
Change in estimated fair value of derivative	—	(468)	409	(629)

Comprehensive earnings (loss)	$(5,182)	$2,706	$(8,022)	$14,245

Earnings (loss) available to common shareholders per share — basic	$(0.21)	$0.13	$(0.36)	$0.67

Earnings (loss) available to common shareholders per share — diluted	$(0.21)	$0.12	$(0.36)	$0.62

Weighted-average common shares outstanding — basic	24,393	22,876	23,758	22,720

Dilutive effect of common stock equivalents	—	1,752	—	1,826

Weighted-average common shares outstanding — diluted	24,393	24,628	23,758	24,546

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 30,	October 1,
	2007	2006
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$(7,017)	$15,175
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	818	685
Amortization of debt issuance costs	95	450
Amortization of debt discount	33	446
Decrease in value of warrant liability	(2,272)	(44)
Amortization of intangible assets related to Indian casino projects	1,126	6
Share-based compensation	3,607	4,973
Loss on extinguishment of debt	2,783	6,821
Loss on abandonment of online gaming assets	2,270	—
Net realized and unrealized gains on notes receivable	(9,565)	(38,911)
Minority interest in net earnings (loss) of subsidiary	(3,035)	3,383
Gain on sale of investment	—	(10,216)
Deferred income taxes	(85)	5,495
Net impairment losses	331	—
Changes in operating assets and liabilities:
Accounts receivable	(1,501)	294
Other current assets	(666)	(52)
Income taxes payable	601	3,114
Accounts payable	30	(1,054)
Deferred revenue	(281)	(11)
Accrued expenses	(68)	1,461
Contract acquisition costs payable	(227)	—

Net cash used in operating activities	(13,023)	(7,985)

INVESTING ACTIVITIES:
Purchase of marketable securities	(90,861)	(78,202)
Sale/maturity of marketable securities	90,179	39,351
Proceeds from sale of land held for development	8,758	—
Collections on notes receivable	3,759	2,955
Increases in long-term assets related to Indian casino projects	(15,120)	(37,412)
Advances to unconsolidated investees	—	(2,923)
Advances on notes receivable — current	(3,029)	—
Proceeds from sale of investment	—	10,236
Purchase of property and equipment	(2,158)	(4,682)
Increase in other long-term assets	—	(78)

Net cash used in investing activities	(8,472)	(70,755)

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	12,844	(16,099)
Debt issuance costs	—	(5,004)
Restricted cash proceeds from long-term debt	—	19,090
Unrestricted cash proceeds from long-term debt	—	109,860
Repayment of long-term debt	(105,000)	(35,000)
Cash proceeds from issuance of common and preferred stock	9,699	3,283
Shareholder trading settlement	—	2,805
Cash proceeds from sale of participation notes	102,114	—

Net cash provided by financing activities	19,657	78,935

Net increase (decrease) in cash and cash equivalents	(1,838)	195
Cash and cash equivalents — beginning of period	9,759	9,912

Cash and cash equivalents — end of period	$7,921	$10,107

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of September 30, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the results of operations of WPTE, and a substantial portion of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, as amended, previously filed with the SEC on October 19, 2007, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

WPTE has reclassified $7.0 million of investments in marketable securities that were previously reported erroneously as current assets to non-current assets as of December 31, 2006. This reclassification is also reflected in Lakes’ Unaudited Condensed Consolidated Balance Sheet. In addition, certain other minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net earnings (loss) or shareholders’ equity as previously presented.

2.	Long-Term Assets Related to Indian Casino Projects

At September 30, 2007 and December 31, 2006, long-term assets related to Indian casino projects are primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”), Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) and the Jamul Indian Village (the “Jamul Tribe”) as indicated in the following tables (in thousands):

	September 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable, at estimated fair value	$—	$52,176	$23,616	$3,486	$79,278
Land held for development	—	—	6,751	846	7,597
Intangible assets related to Indian casino projects, net(*)	32,454	21,812	11,556	1,120	66,942
Other	60	767	1,016	3,772	5,615

	$32,514	$74,755	$42,939	$9,224	$159,432

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Land held for development	—	8,739	6,710	1,341	16,790
Intangible assets related to Indian casino projects, net(*)	23,573	20,387	9,760	559	54,279
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

(*)	Intangible assets consist primarily of contractual rights to develop, finance and/or manage Indian-owned casino properties. Amortization of intangible assets begins once the related project becomes operational, and is calculated using the straight line method over the term of the underlying contract.

Pokagon Band.

On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. Lakes has a five-year contract for management of the Four Winds Casino Resort. Accordingly, management fees for the approximate eight weeks of operations since the opening have been included in the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement.

The participation agreements also allow the participants to pledge or exchange the notes receivable and Lakes no longer has any rights or obligations with respect to the loans and is isolated from liability, even in default. As a result, the Pokagon notes receivable participation transaction has been treated as a sale pursuant to Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. The sale does not have any effect on Lakes’ related management agreement with the Pokagon Band.

The participation agreements entitled Lakes to appoint an agent for purposes of servicing and administering of the loans. Accordingly, Lakes has appointed Bank of America, N.A. (“BofA”) to provide these services for an annual fee of approximately $20,000.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Shingle Springs Tribe.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)

Face value of note (principal and interest)	$65,460	$55,942
	($47,068 principal and $18,392 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	15 months	28 months
Projected interest rate until casino opens	9.67%	9.98%
Projected interest rate during the loan repayment term	10.28%	9.76%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	—
Projected repayment terms of note (**)	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

(*)	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

(**)	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Foothill Oaks Casino project in Shingle Springs, California. Immediately following the closing of this financing, Lakes was repaid approximately $17.2 million by the Shingle Springs Tribe for land Lakes had previously purchased on behalf of the Shingle Springs Tribe, and for certain construction advances including accrued interest thereon. Lakes, through a wholly-owned subsidiary, has management and development agreements with an affiliate of the Shingle Springs Tribe to develop and manage the Foothill Oaks Casino. Amounts owed to Lakes under the management and development agreements are subordinated to the $450 million senior note financing.

The net unrealized gains on notes receivable related to the Shingle Springs Tribe casino project were $1.2 million and $2.6 million for the three months ended September 30, 2007 and October 1, 2006, respectively, and $7.9 million and $5.1 million for the nine months ended September 30, 2007 and October 1, 2006, respectively, and are included in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Jamul Tribe.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)

Face value of note (principal and interest)	$40,591	$32,952
	($29,278 principal and $11,313 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	9.67%	9.98%
Projected interest rate during the loan repayment term	10.49%	9.76%
Discount rate	17.50%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

The net unrealized gain (loss) on notes receivable related to the Jamul Tribe casino project were ($1.8) million and $1.1 million for the three months ended September 30, 2007 and October 1, 2006, respectively, and ($0.1) million and $8.4 million for the nine months ended September 30, 2007 and October 1, 2006, respectively, and are included in the accompanying Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss).

3.	Intangible assets related to Indian casino projects and related obligations

Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded. Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance as of January 1, 2006	$18,356	$18,755	$7,872	$1,105	$46,088
Allocation of advances made to Indian tribes	4,167	1,632	1,888	590	8,277
Acquisition of management contract rights	1,050	—	—	74	1,124
Amortization expense	—	—	—	(9)	(9)
Impairment loss	—	—	—	(1,201)	(1,201)

Balance as of December 31, 2006	23,573	20,387	9,760	559	54,279
Allocation of advances made to Indian tribes	—	1,425	1,796	598	3,819
Acquisition of management contract rights	10,000	—	—	—	10,000
Amortization expense	(1,119)	—	—	(6)	(1,125)
Impairment loss	—	—	—	(31)	(31)

Balance as of September 30, 2007 (unaudited)	$32,454	$21,812	$11,556	$1,120	$66,942

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts in accordance with FASB No. 142, which commences when the related casinos open. Amortization expense related to the Four Winds Casino Resort commenced upon opening in August of 2007.

The opening of the Four Winds Casino Resort triggered obligations for Lakes to pay two unrelated third parties amounts related to the acquisition of the management contract with the Pokagon Band. The first obligation of $10.6 million is payable quarterly for five years and the second obligation of $3.2 million is payable monthly for two years. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these intangible assets and related obligations have been recorded at their net present value. The intangible assets are being amortized over the life of the management contract.

The related obligations have also been recorded at their net present value and the difference between the face amount, $13.8 million, and the net present value of the obligations, $9.8 million, is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreement.

For the three and nine months ended September 30, 2007, Lakes recognized approximately $1.1 million of amortization expense for intangible assets related to Indian casino projects and $0.3 million of interest expense related to the obligation to third parties for acquisition of the Pokagon management contract. There was no amortization or interest expense related to intangible assets recognized in the comparable 2006 periods.

During fiscal 2006, Lakes recognized a $1.2 million impairment charge related to its intangible asset related to the acquisition of the management, development and consulting contracts with the Pawnee Nation’s Chilocco Casino and Travel Plaza.

4.	Long-Term Debt

On March 2, 2007, Lakes repaid its $105 million credit agreement with BofA and certain lenders under a financing facility (the “Credit Agreement”), using proceeds received from the Pokagon notes receivable participation transaction (as described in Note 2) in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement. The prepayment penalty, along with the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.8 million and $0.9 million, respectively, were also written off, resulting in a loss on extinguishment of debt of approximately $3.8 million in the first quarter of 2007, which is included in the accompanying Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).

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

On May 4, 2007, Lakes and PLKS amended the exercise price of the Warrant (the “Amendment”). The Amendment reduced the exercise price of the Warrant from $7.50 per share to $6.50 per share for the remaining 1,147,500 shares underlying the Warrant. In consideration for the amended exercise price, PLKS agreed to, within two days of the execution of the Amendment, exercise the Warrant with respect to the remaining 1,147,500 shares underlying the Warrant and pay the aggregate exercise price of $7.5 million, which PLKS did on May 7, 2007. The Company calculated the impacts of the Amendment’s reduction in the exercise price and of PLKS’s agreement to exercise the Warrant within two days of the Amendment’s execution on the fair value of the Warrant using a Black-Scholes pricing model; this calculation of the impacts consisted of valuing the Warrant with and without the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Amendment in force. The variables used in the Black-Scholes model were the value of the common stock on which the Warrant was written, the Warrant’s exercise price, the period of time until the Warrant’s expected expiration date, the expected price volatility of the common stock, the zero-coupon risk-free interest rate applicable to the period of time until the Warrant’s expected expiration date, and the present value of the expected dividends on the common stock during the term of the Warrant. As a result of the reduction in exercise price of the Warrant, Lakes recognized a stock warrant inducement discount of approximately $1.4 million during the second quarter of 2007, which is included in the determination of net earnings available to common shareholders for the nine months ended September 30, 2007 in the accompanying Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).

6.	Share-based Compensation

The following table summarizes the consolidated share-based compensation expense related to employee stock options and stock purchases and non-vested shares under Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment-Revised 2004 (“SFAS No. 123(R)”) for the three months and nine months ended September 30, 2007 and October 1, 2006, respectively.

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006
	(Unaudited, in thousands)

Total cost of share-based payment plans	$1,172	$1,283	$3,607	$4,960

No income tax benefit was recognized in Lakes’ Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss) for share-based compensation arrangements for the three months and nine months ended September 30, 2007 and October 1, 2006. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, the relatively short operating history of WPTE, and Lakes’ current stages of planned operational activities.

Lakes and WPTE both use a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted-average risk-free interest rate, and the weighted-average expected life of the options. Since neither Lakes nor WPTE currently pay dividends, the dividend rate variable in the Black-Scholes model is zero.

The following values represent the average per grant for the indicated variables used to value options granted during the three months and nine months ended September 30, 2007 and October 1, 2006, respectively. There have been no significant changes to the assumptions thus far in 2007 and none are expected during the remainder of 2007.

Lakes’ stock option plans:

	Three months ended			Nine months ended
	September 30,		October 1,	September 30,	October 1,
Key valuation assumptions:	2007		2006	2007	2006

Expected volatility	—	*	58.21%	54.95%	59.99%
Expected dividend yield	—	*	—	—	—
Risk-free interest rate	—	*	4.72%	4.89%	4.78%
Expected term (in years)	—	*	8.2 years	8.2 years	8.2 years

*	There were no options granted during the three months ended September 30, 2007.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to September 30, 2007. Management believes historical data is reasonably representative of future exercise behavior.

At Lakes’ annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan, which reserves a total of 500,000 shares of the Company’s common stock. Shares that are subject to awards that terminate, lapse or are cancelled or forfeited will be available again for grant under the 2007 Plan. The Company issues new shares of common stock upon exercise of options.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes Lakes’ stock option activity during the three months and nine months ended September 30, 2007 and October 1, 2006 (unaudited):

		Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15
Authorized	—	—	500,000	—
Granted	2,500	—	(2,500)	11.84
Forfeited/cancelled/expired	(44,500)	—	44,500	9.79
Exercised	(74,500)	—	—	5.83

Balance at July 1, 2007	4,487,400	3,954,500	577,500	$6.13
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(1,500)	—	1,500	8.13
Exercised	(75,000)	—	—	5.63

Balance at September 30, 2007	4,410,900	3,881,200	579,000	$6.13

2006
Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Authorized	—	—	—	—
Granted	30,000	—	(30,000)	9.77
Forfeited/cancelled/expired	—	—	—	—
Exercised	(550,000)	—	—	5.65

Balance at April 2, 2006	4,787,626	3,711,626	64,500	$6.10
Authorized	—	—	—	—
Granted	5,000	—	(5,000)	12.10
Forfeited/cancelled/expired	(5,000)	—	5,000	8.15
Exercised	(25,000)	—	—	4.75

Balance at July 2, 2006	4,762,626	3,718,126	64,500	$6.11
Authorized	—	—	—	—
Granted	2,000	—	(2,000)	7.92
Forfeited/cancelled/expired	(1,500)	—	—	5.67
Exercised	(2,000)	—	—	8.25

Balance at October 1, 2006	4,761,126	3,750,326	62,500	$6.11

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of September 30, 2007 (unaudited):

	Options outstanding at September 30, 2007				Options exercisable at September 30, 2007
		Weighted-
		average		Aggregate			Aggregate
	Number	remaining	Weighted-average	intrinsic	Number	Weighted-	intrinsic
Range of exercise prices	outstanding	contractual life	exercise price	value	exercisable	average price	value

$ (3.25 — 3.63)	286,200	3.7 years	$3.45	$1,738,086	286,200	$3.45	$1,738,086
(3.64 — 5.45)	2,324,700	1.5 years	4.21	12,355,612	2,324,700	4.21	12,355,612
(5.46 — 7.26)	60,000	6.2 years	7.18	141,300	45,000	7.18	105,975
(7.27 — 9.08)	1,412,000	6.0 years	8.13	1,980,330	1,074,000	8.13	1,506,285
(9.09 — 10.90)	72,000	6.3 years	10.36	—	27,450	10.48	—
(10.91 — 12.71)	91,000	7.4 years	11.47	—	41,350	11.44	—
(12.72 — 14.53)	95,000	7.4 years	14.00	—	45,500	14.01	—
(14.54 — 16.34)	5,000	7.3 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	6.5 years	17.91	—	35,000	17.97	—

	4,410,900	3.6 years	$6.13	$16,215,328	3,881,200	$5.64	$15,705,958

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $9.53 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2007 and October 1, 2006 were $0.4 million, $0.0 million, $1.3 million and $2.2 million, respectively. As of September 30, 2007, Lakes’ unrecognized share-based compensation related to stock options was approximately $1.4 million, which is expected to be recognized over a weighted-average period of 1.3 years.

WPTE stock option plan:

	Three months ended		Nine months ended
	September 30,	October 1,	September 30,	October 1,
	2007	2006	2007	2006

Expected volatility	69.89%	77.31%	71.98%	79.44%
Forfeiture rate	16.71%	4.13%	16.71%	4.13%
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.07%	4.62%	4.46%	4.65%
Expected term (in years)	6 years	6.5 years	6 years	6.5 years

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123(R) will be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes WPTE stock option activity during the three months and nine months ended September 30, 2007 and October 1, 2006 (unaudited):

		Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—	—	—	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47
Authorized	—	—	—	—
Granted	182,000	—	(182,000)	4.53
Forfeited/cancelled/expired	(85,667)	—	85,667	5.25
Exercised	(113,660)	—	—	0.0049

Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

Authorized	—	—	—	—
Granted	220,000	—	(220,000)	3.50
Forfeited/cancelled/expired	(202,599)	—	202,599	7.26
Exercised	—	—	—	—

Balance at September 30, 2007	2,514,774	1,307,106	673,233	$6.34

2006
Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—	—	—	—
Granted	219,000	—	(219,000)	6.20
Forfeited/cancelled/expired	(159,333)	—	159,333	8.13
Exercised	(115,000)	—	—	0.0049

Balance at April 2, 2006	2,102,667	785,500	224,000	$7.36
Authorized	—	—	1,080,000	—
Granted	109,500	—	(109,500)	5.18
Forfeited/cancelled/expired	(153,501)	—	153,501	10.07
Exercised	(105,000)	—	—	0.0049

Balance at July 2, 2006	1,953,666	619,333	1,348,001	$7.42

Authorized	—	—	—	—
Granted	249,000	—	(249,000)	4.22
Forfeited/cancelled/expired	(15,333)	—	15,333	13.50
Exercised	—	—	—	—

Balance at October 1, 2006	2,187,333	1,043,167	1,114,334	$7.01

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of September 30, 2007 (unaudited):

	Options outstanding				Options exercisable
		Weighted-avg.	Weighted-	Aggregate			Aggregate
Range of	Number	remaining	avg. exercise	intrinsic	Number	Weighted-	intrinsic
exercise prices	outstanding	contractual life	price	value	exercisable	avg. price	value

$ 0.0049	111,340	4.41	$0.0049	$320,114	111,340	$0.0049	$320,114
$ 3.50 - 4.80	910,500	9.46	4.19	—	37,500	4.21	—
$ 5.18 - 9.92	1,317,600	7.23	7.57	—	1,073,600	7.93	—
$11.95 - 14.51	166,000	7.88	12.17	—	77,333	12.27	—
$15.05 - 19.50	9,334	7.83	15.53	—	7,333	15.45	—

	2,514,774	7.96	$6.34	$320,114	1,307,106	$7.45	$320,114

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $2.88 on September 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the nine months ended September 30, 2007 and October 1, 2006 were, $0.5 million and $1.4 million, respectively. As of September 30, 2007. No options were exercised during the three months ended September 30, 2007 and October 1, 2006, respectively. As of September 30, 2007, WPTE’s unrecognized share-based compensation related to stock options was approximately $2.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

7.	Earnings (Loss) Available to Common Shareholders Per Share

For all periods, basic earnings (loss) available to common shareholders per share is calculated by dividing net earnings (loss) available to common shareholders by the weighted-average number of common shares outstanding during the applicable period. For the three months and nine months ended October 1, 2006, respectively, diluted earnings (loss) available to common shareholders per share reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) available to common shareholders by the weighted-average of all common and potentially dilutive shares outstanding. Stock options of approximately 1.9 million were not included in the computation of diluted earnings (loss) available to common shareholders per share for the three months and nine months ended September 30, 2007, respectively, because the effects would have been anti-dilutive for those periods.

8.	Income Taxes

Lakes evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at September 30, 2007 and December 31, 2006. Lakes evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that Lakes believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, Lakes recorded a 100% valuation allowance against its deferred tax assets related to net operating losses and other ordinary items at September 30, 2007, and December 31, 2006, which is the primary reason that Lakes’ effective tax rate is not comparable to the statutory federal rate of 35%.

Lakes has recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. Lakes believes it will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. Lakes owns approximately 12.5 million shares of WPTE common stock valued at approximately $36 million as of September 30, 2007 based

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

upon the closing stock price as reported by NASDAQ on September 28, 2007 of $2.88. Accordingly, Lakes has not established a valuation allowance for these deferred tax assets.

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

Effective January 1, 2007, Lakes adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 resulted in an increase of $1.4 million in Lakes’ liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings as of January 1, 2007. The adoption of FIN 48 did not materially affect net operating loss carry forwards, the related deferred tax assets and valuation allowance thereon, nor the income tax provision through September 30, 2007.

At the beginning of 2007, Lakes’ liability for uncertain tax positions was $10.1 million plus an additional $8.2 million for the possible payment of interest and fees related to these tax liabilities. These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. Lakes records changes in accrued interest related to uncertain tax positions as a component of income tax expense. There were no significant changes in components of the liability during the first nine months of 2007.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states.

Lakes believes it is reasonably possible that, within the next 12 months, it could recognize previously unrecognized tax benefits of between $0.6 million and $1.4 million as a result of the resolution of the IRS audit discussed above.

9.	Commitments and contingencies

IRS tax audit.  Lakes is under audit by the IRS for the fiscal years ended 2001 and 2000. The IRS is challenging the treatment of income categorized as a capital gain. If Lakes is unsuccessful in sustaining its position, Lakes may be required to pay up to approximately $3.2 million plus accrued interest related to tax on ordinary income. Lakes has recorded a liability for this matter including interest, as described in Note 8, which is included as part of income taxes payable on the accompanying Unaudited Condensed Consolidated Balance Sheets.

Louisiana Department of Revenue Litigation Tax Matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has determined it is more likely than not that it will not be able to support its position related to this tax matter. As such, Lakes has recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying Unaudited Condensed Consolidated Balance Sheets.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

WPTE China agreement and related commitment.  On August 6, 2007, WPTE entered into an agreement with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national Chinese card game “Traktor Poker,” known as Tuo La Ji. During the five year term of the agreement, WPTE is to receive exclusive branding and certain marketing and sponsorship rights related to the China National Traktor Poker Tour. In exchange for these rights, WPTE is required to pay an annual fee, which starts at approximately $0.5 million in the first year and increases by 10% annually for the remaining four years of the agreement. WPTE does not consider the annual fees for years two through five to be commitments as the agreement terminates for failure of payment.

WPTE poker player litigation.  On July 19, 2006, a legal action was commenced against WPTE by seven poker players that alleges, among other things, an unfair business practice of WPTE. On March 14, 2007, the plaintiffs filed a motion for summary judgment in the case and on April 12, 2007, WPTE filed its opposition to the motion. On May 22, 2007, the plaintiffs’ motion for summary judgment was denied. A trial date has been set for April 1, 2008. Although WPTE’s management is currently unable to estimate the minimum loss to be incurred, if any, as a result of the ultimate outcome of this matter, it believes that WPTE is not likely to sustain any material loss in connection therewith, and accordingly, no provision for loss has been recorded in connection therewith.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

	Industry segments
	Indian
	casino	WPT	Corporate and	Total
	projects	Enterprises, Inc.	eliminations	consolidated
	(Unaudited)

Total assets as of September 30, 2007	$163.8	$44.7	$56.7	$265.2
Total assets as of December 31, 2006	$242.8	$51.3	$67.1	$361.2
For the three months ended September 30, 2007
Revenue	$2.6	$4.4	$—	$7.0
Earnings (loss) from operations	0.1	(2.6)	(3.8)	(6.3)
Depreciation and amortization expense	—	0.1	0.1	0.2
For the three months ended October 1, 2006
Revenue	$—	$5.9	$—	$5.9
Earnings (loss) from operations	5.6	(0.4)	(4.2)	1.0
Depreciation and amortization expense	—	0.1	0.1	0.2
For the nine months ended September 30, 2007
Revenue	$3.4	$16.6	$0.1	$20.1
Earnings (loss) from operations	10.1	(9.1)	(13.0)	(12.0)
Depreciation and amortization expense	—	0.3	0.3	0.6
For the nine months ended October 1, 2006
Revenue	$0.3	$23.4	$0.1	$23.8
Earnings (loss) from operations	38.1	1.0	(12.0)	27.1
Depreciation and amortization expense	—	0.2	0.2	0.4

11.	Subsequent Event

WPTE Israel office closure.  As a result of the decision to cease development of WPTE’s stand alone online gaming platform based on the CyberArts software, WPTE wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off, WPTE curtailed the Israel operations and closed one of the two offices. During the fourth quarter of 2007, further restructuring of the online division has been initiated, including closing down the remaining office in Israel. WPTE expects to incur approximately $0.2 million in costs during the fourth quarter of 2007 related to the closing of the Israel location.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management agreements with five separate tribes for casino operations in Michigan, California, and Oklahoma, for a total of eight separate casino sites. We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma (“Iowa Tribe”) and the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”). The remaining projects are in various stages of development. We are also involved in other business activities including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of September 30, 2007, we owned approximately 61% of WPT Enterprises, Inc. (“WPTE”), a separate publicly held media and entertainment company. Our unaudited condensed consolidated financial statements include the results of operations of WPTE, and our revenues have been derived primarily from WPTE’s business.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. The World Poker Tour® (“WPT”), is a television show based on a series of high-stakes poker tournaments that airs in the United States and has been licensed to telecast in more than 150 markets globally. WPTE also operates a real-money online gaming website which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games, and giftware. WPTE is also engaged in the sale of corporate sponsorships. WPTE has four operating units:

WPT Studios.  WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of broadcast and telecast rights of WPTE’s television shows and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 72% of total revenue. WPTE licensed WPT series Seasons One through Five to the Travel Channel, LLC (“TRV” or “Travel Channel”) for telecast in the United States under an exclusive license agreement (“WPT Agreement”). On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license Season Six for a $300,000 license fee per episode. WPTE received an average of $477,000 per episode for Season Five of the WPT television series from TRV. WPTE has license agreements for the distribution of WPT and Professional Poker Tour (“PPT”) episodes into international territories for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

Since WPTE’s inception, fees from TRV under the WPT Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 57% of WPTE’s total revenue. For each season covered by the WPT Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years.

Under the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and revenues are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the WPT series, including the delivery and exhibition of the episodes each season:

	Date of	Number of
	agreement or	episodes
World Poker	option for	(including	Production period and delivery
Tour® season	season	specials)	of episodes	Initial telecast of episodes in season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — April 2008 (projected)	March 2008 — August 2008 (projected)

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One of the PPT, was substantially similar in structure to the TRV Agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the nine months ended September 30, 2007, WPTE recognized $0.5 million of Travel Channel participation expense that was recorded in cost of revenues.

In December 2006, WPTE signed a multi-year agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they sponsor certain international television broadcasts of the WPT and PPT. The agreement covers shows produced under WPTE Seasons Four, Five, and Six and PPT Seasons One, Two and Three. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPT’s online gaming site, WorldPokerTour.com, and represents a new revenue stream for WPTE. PartyGaming receives exclusive in-show branded integration and association with a premiere brand in televised poker. For the three months ended September 30, 2007, WPTE recognized revenues of $0.7 million from the PartyGaming agreement.

WPT Global Marketing.  Includes branded consumer products, sponsorship, and event management divisions. WPTE branded consumer products division generates revenue principally from royalties from the licensing of the WPTE brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products. In addition, this business unit generates revenue from direct sales of WPTE-produced branded merchandise. WPTE has generated significant revenues from existing licensees, including Hands-On Mobile and MDI.

WPTE sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events. WPTE sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations. Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. In addition, WPTE had an agreement with Blue Diamond Almonds to sponsor the WPT Season Five Championship in April 2007 at the Bellagio. WPTE recognized revenues from these agreements when the Season Five programs were broadcast.

WPT Online.  In 2005, WPTE began operating WPTonline.com through a license agreement with WagerWorks, Inc. (“WagerWorks”), under which WPTE licensed its brand to WagerWorks and WagerWorks shared a percentage of all net revenue it collected from the operation of the online poker room and online casino. In June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated as WPTE transitioned to a new online gaming software platform as described below.

In 2006, WPTE decided to develop its own software for its online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC (“CyberArts”), and hired approximately 30 employees in Israel to develop the software and a support infrastructure. On April 23, 2007, WPTE entered into a three year software supply and support agreement (the “CryptoLogic Agreement”) with CryptoLogic Inc., and its wholly-owned subsidiary WagerLogic Limited, (collectively referred to as “CryptoLogic”). As a result of WPTE’s decision to move away from the online gaming platform WPTE was developing based on the CyberArts software and stopping the development of WPTE’s own online gaming site, WPTE wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off, during the second quarter of 2007, WPTE curtailed its Israel operations and closed one of WPTE’s two offices. In the fourth quarter of 2007, WPTE decided to close the remaining office in Israel and expects to incur approximately $0.2 million in closing costs during the quarter.

Pursuant to the CryptoLogic Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software in exchange for a percentage of the revenue generated from the site. WPTE is entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the CryptoLogic Agreement, WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players are able to play on WPTE’s branded gaming site on the online gaming network.

On June 14, 2007 CryptoLogic delivered the poker software to WPTE and the go-live date for WPTE’s online poker room was June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games (the “Initial Casino”), including multi-hand blackjack, European roulette and multiple interactive slots including their most popular casino games — Millionaire’s Club®, Bejeweled® and The Hulk TM. WPTE also has an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide WPTE’s customers with access to a full suite of casino games within three months of such notice.

WPTE is entitled to the following percentages of net gaming revenue: (a) 78% of the first $150,000 per month, (b) 79% of revenue in excess of $150,000 but less than $500,000 per month; and (c) 80% of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn a minimum guaranteed revenue associated with the Initial casino of $500,000 per year or $125,000 for the Initial Casino per quarter. In the third quarter, WPTE had a shortfall of $77,000, which will be netted against future settlements from CryptoLogic.

If, at any time after the nine month anniversary of the go-live date monthly gaming revenues fall below $500,000 for three consecutive months, CryptoLogic has the right to terminate the CryptoLogic Agreement on 90 days written notice. However, WPTE may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

WPT China.  On August 6, 2007, WPTE entered into a Cooperation Agreement (the “Cooperation Agreement”) with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation Agreement, WPTE has the right to brand and exploit the China National Traktor Poker TourTM (the “Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events and the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and agreed to promote the Traktor Poker Tour. In exchange, WPTE pays a yearly fee to the CLSAC starting at approximately $0.5 million for the first year and increasing by 10% annually for the remaining four years of the term.

On October 12, 2007, WPTE officially launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu. The tournament was the first of 15 regional preliminary tournaments to be held each weekend throughout China, which will run from October 2007 through April 2008. Tour play is based on a team structure where teams in each tour city compete to qualify for a final tournament called the grand final.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2007, respectively.

Three months ended September 30, 2007 compared to the three months ended October 1, 2006

Revenues.  Total revenues increased by $1.1 million during the three months ended September 30, 2007 compared to the three months ended October 1, 2006. Domestic television licensing revenues decreased $1.7 million in the third quarter of 2007 compared to the 2006 period. The decrease was primarily a result of the delivery of three episodes of Season Five of the WPT series in the third quarter of 2007 versus the delivery of one episode of Season Five of the WPT and nine episodes of the PPT in the 2006 period. International television licensing revenues decreased by $0.1 million as a result of fewer distribution agreements in the international marketplace. Product licensing revenues decreased by approximately $0.1 million in the third quarter of 2007 compared to the 2006 period. The decrease was primarily due to lower license revenues from US Playing Cards and MDI. Online gaming decreased $0.8 million primarily due to lower levels of player activity versus the prior year period, which was primarily a result of migrating less than 20% of WPTE’s player database from WagerWorks, as well as not aggressively marketing the online gaming site. Event hosting and sponsorship revenues increased $1.3 million primarily due to PartyGaming sponsorship revenues that did not exist in the same period in 2006 and sponsorship revenues from the airing of seven Season Five episodes in the third quarter of 2007 versus no airings in the prior year period.

Lakes’ casino management fees were $2.6 million during the third quarter of 2007 and primarily related to fees from the management of the Four Winds Casino Resort and the Cimarron Casino. There were no casino management fees during the third quarter of 2006.

Selling, general and administrative expense.  Selling, general and administrative expense increased approximately $1.3 million in the third quarter of 2007 compared to the 2006 period. The increase was primarily due to costs associated with WPTE’s online gaming operations, as well as increased costs associated with WPT China, which was not established in the 2006 period.

Production costs.  Production costs decreased by approximately $0.4 million in the third quarter of 2007 compared to the 2006 period. The decrease was primarily a result of a decrease in online gaming costs as there were lower levels of player activity as WPTE transitioned operations from the WagerWorks network to the CryptoLogic network. Overall gross margins for WPTE were 69% in the third quarter of 2007 compared to 70% in the third quarter of 2006. Domestic television licensing margins were 42% in the third quarter of 2007 compared to 73% in the same period in 2006. This decrease was principally because of the delivery of nine episodes of WPTE’s PPT series in the 2006 period for which the production costs had been expensed in an earlier period. The lower domestic television margins in the 2007 period were largely offset by increased margin contribution, international television and sponsorship.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $1.1 million for the three months ended September 30, 2007. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. There was no amortization of intangible assets related to the Indian casino projects for the three months ended October 1, 2006.

Net unrealized gains (losses) on notes receivable.  Net unrealized gains (losses) on notes receivable were ($0.6) million and $5.8 million for the three months ended September 30, 2007 and October 1, 2006, respectively. The net unrealized loss in the third quarter of 2007 related primarily to our notes receivable from the Jamul Indian Village (“Jamul Tribe”), which were partially offset by unrealized gains from the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”). Net unrealized gains (losses) are the result of adjustment of notes receivable related to tribal casino projects to their estimated fair value based upon current tribal casino projects status.

The increase in fair value of the notes receivable from the Shingle Springs Tribe relates primarily to continued progress on the construction of this project, which is currently within budget and on schedule.

The decrease in fair value of the notes receivable from the Jamul Tribe relates primarily to an increase in discount rate which resulted from a decrease in current estimated win per unit for this project.

During the third quarter of 2006, the net unrealized gains of $5.8 million related primarily to favorable events occurring during the third quarter of 2006, which increased the estimated probability of opening for the Shingle

Springs Tribe’s casino development project. Specifically, during September of 2006, the Shingle Springs Tribe reached an agreement with El Dorado County that will provide El Dorado County with certain funding from the planned Shingle Springs Tribe casino operations. El Dorado County also agreed to seek dismissal of all of its existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe interchange and casino projects.

Other income.  Other income for the third quarter of 2007 was $0.7 million compared to other income of $5.3 million for the third quarter of 2006. In the first quarter of 2006, Lakes issued a warrant to PLKS Holdings, LLC in connection with a financing agreement. During the third quarter of 2006, we adjusted the liability related to this warrant to its estimated fair value, which resulted in a decrease to interest expense of approximately $2.9 million. Also during the third quarter of 2006, WPTE recognized a $4.5 million gain on sale of investment relating to the sale of its remaining stock in PokerTek, Inc. (“PokerTek”).

Income taxes.  The provision for income taxes was $0.5 million and $2.2 million for the three months ended September 30, 2007 and October 1, 2006, respectively. Our effective income tax rates were (8%) and 35% for the third quarter of 2007 and the corresponding period of 2006, respectively. In the current year period, the provision consisted primarily of Lakes’ interest expense on the Louisiana state income tax dispute and the IRS tax matter. The prior year period provision consisted of $0.3 million related to Lakes and $1.9 million related to WPTE. The prior year period provision for Lakes consisted primarily of interest expense on the Louisiana state income tax dispute and the IRS tax matter. WPTE’s prior year period provision was due to positive taxable income that WPTE expected to generate during 2006, which resulted from the sale of its interest in PokerTek.

Minority interest.  The minority interest in WPTE’s earnings (loss) was approximately ($0.9) million and $1.0 million for the three months ended September 30, 2007 and October 1, 2006, respectively. WPTE’s net earnings (loss) were ($2.2) million and $2.7 million for the three months ended September 30, 2007 and October 1, 2006, respectively.

Nine months ended September 30, 2007 compared to the nine months ended October 1, 2006

Revenues.  Total revenues decreased by $3.6 million during the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006. Domestic television licensing revenues decreased $5.3 million in the first nine months of 2007 compared to the 2006 period. The decrease was primarily the result of the delivery of 17 episodes of Season Five of the WPT television series in the first nine months of 2007 versus 16 episodes of Season Four of the WPT and 19 episodes of the PPT delivered in the 2006 period. International television licensing revenues decreased by $0.5 million as a result of fewer distribution agreements in the international marketplace. Product licensing revenues increased by approximately $0.2 million in the first nine months of 2007 compared to the 2006 period. The increase was primarily due to higher interactive gaming revenues from Take Two. Online gaming revenues decreased $1.7 million primarily due to lower levels of player activity versus the prior year period, as well as WPTE ceasing operations on the WagerWorks network in June while transitioning WPTE’s online gaming operation to CryptoLogic. Event hosting and sponsorship revenues increased $0.6 million due primarily to PartyGaming sponsorship revenues that did not exist in the same period in 2006.

Lakes’ casino management fees were $3.4 million during the first nine months of 2007 and primarily related to fees from the management of the Four Winds Casino Resort and the Cimarron Casino. Lakes’ casino management fees during the first nine months of 2006 primarily related to fees from the management of the Cimarron Casino.

Selling, general and administrative expense.  Selling, general and administrative expense increased approximately $3.0 million in the first nine months of 2007 compared to the 2006 period. The increase primarily related to WPTE’s efforts to develop their own online gaming software and support infrastructure prior to entering into an agreement with CryptoLogic, as well as costs associated with WPT China.

Production costs.  Production costs decreased by approximately $1.7 million in the first nine months of 2007 compared to the 2006 period. The decrease was primarily a result of a decrease in production costs of $1.3 million as WPTE delivered fewer episodes in the 2007 period versus the 2006 period, as noted above. Additionally, online gaming costs of revenues decreased $0.8 million in the first nine months of 2007 versus the 2006 period due to lower revenues. The decreased costs were offset by higher costs of $0.4 million related to PartyGaming sponsorship revenues. Overall gross margins for WPTE were 60% in the first nine months of 2007 compared to 64% in the first nine months of 2006. Domestic television licensing margins were 41% in the first nine months of 2007 compared to 55% in the same period in 2006. This decrease was principally because of the delivery of 19 episodes of WPTE’s PPT series in 2006 for which the production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in the first nine months of 2007 as a result of an amendment of the agreement with WagerWorks that was effective in July of 2006, which significantly increased the percentage of revenues paid to it.

Loss on abandonment of online gaming assets.  During the second quarter of 2007, WPTE wrote off approximately $2.3 million in online gaming assets as a result of ceasing development of the stand-alone online gaming platform WPTE was developing based on the CyberArts software.

Impairment losses.  We recognized a $0.3 million impairment charge in the first quarter of 2007 related to the Trading Post casino project with the Pawnee Tribal Development Corporation (“Pawnee TDC”). The Pawnee TDC, together with its three wholly-owned subsidiaries, are referred to collectively as the “Pawnee Nation”. No impairment losses were recognized during the nine months ended October 1, 2006.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $1.1 million for the nine months ended September 30, 2007. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. There was no amortization of intangible assets related to the Indian casino projects for the nine months ended October 1, 2006.

Net realized and unrealized gains on notes receivable.  Net realized and unrealized gains on notes receivable were $8.5 million and $38.9 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. The net realized and unrealized gains in the first nine months of 2007 related primarily to our notes receivable from the Shingle Springs Tribe which are adjusted to estimated fair value based upon the current status of the tribal casino project. The unrealized gains associated with notes receivable from the Shingle Springs Tribe were the result of the close of third party financing by the Shingle Springs Tribe in June of 2007, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe. The result was an unrealized gain of approximately $7.9 million during the nine months ended September 30, 2007.

During the first nine months of 2006, unrealized gains of approximately $33.5 million related primarily to the increased probability of opening related to the casino development projects with the Pokagon Band, Jamul Tribe and with the Shingle Springs Tribe as well as the increased interest rate charged on the notes with the Jamul Tribe as a result of the development financing and services agreement entered into on March 30, 2006 with the Jamul Tribe, along with a retroactive interest rate adjustment on the Pokagon Band loans. In addition, we recognized gains of approximately $5.4 million related to a note receivable repayment and liability releases received from various venders related to the settlement with the Kickapoo Traditional Tribe of Texas.

Other income (expense).  Other income for the first nine months of 2007 was $3.1 million compared to $0.2 million for the first nine months of 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in June of 2007. In March 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. This participation arrangement was accounted for as a sale during 2007. Lakes’ then existing $105 million Credit Agreement was repaid with proceeds from the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during March of 2007.

In the second quarter of 2006, we refinanced substantially all of our long-term debt. As a result, we wrote-off the unamortized portion of the debt discount related to the issuance of common stock warrants ($4.3 million) as well as unamortized closing costs ($2.5 million), resulting in a loss on extinguishment of debt of approximately $6.8 million. This activity was offset by a WPTE gain on sale of securities of approximately $10.2 million related to a sale of WPTE’s shares of common stock of PokerTek.

Income taxes.  The provision for income taxes was $1.1 million and $8.7 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. Our effective income tax rates were (13%) and 32% for the first nine months of 2007 and the corresponding period of 2006, respectively. In the current year period, the provision primarily related to interest charges on the Louisiana state income tax dispute and the IRS tax matter.

In the prior year period, the provision consisted of $5.2 million related to Lakes and $3.5 million related to WPTE. Lakes’ provision included approximately $2.0 million related to an IRS audit matter and $2.0 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Traditional Tribe of Texas. The remainder of Lakes’ provision primarily consisted of interest charges on the Louisiana state income tax dispute. WPTE’s prior year period provision was due to positive taxable income that WPTE expected to generate during 2006, which resulted from the sale of its interest in PokerTek.

Minority interest.  The minority interest in WPTE’s earnings (loss) was approximately ($3.0) million and $3.4 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. WPTE’s net earnings (loss) were ($7.8) million and $8.8 million for the nine months ended September 30, 2007 and October 1, 2006, respectively.

Liquidity and Capital Resources

At September 30, 2007, our Unaudited Condensed Consolidated Balance Sheet included cash and cash equivalents and short-term investment balances of $59.5 million, comprised of Lakes cash of $3.4 million, Lakes short-term investments of $30.2 million, WPTE cash of $4.5 million and WPTE short-term investments of $21.4 million. WPTE cash and short-term investments will not be used in Lakes’ business.

Lakes expects that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund our working capital requirements for at least the next twelve months.

WPTE also expects that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund WPTE’s working capital and capital expenditure requirements for at least the next twelve months.

Lakes major use of cash over the past three years has been pre-construction financing provided to our tribal partners and on-going corporate costs.

Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans. These loans are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our casino projects will depend on the ability of the tribes and/or Lakes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

We believe that our casino development projects currently in progress will be constructed and ultimately, along with those currently operating, will achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that we would incur substantial or complete losses on our notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management, development, consulting and financing contracts. In addition, if our casino development projects currently in progress are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.

Following is a table summarizing remaining contractual obligations as of September 30, 2007 (in millions):

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	9.8	1.9	3.8	4.1	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes’ operating lease(6)	0.5	0.5	—	—	—
Lakes’ FIN 48 liability(7)	4.3	4.3	—	—	—
WPTE operating leases(8)	3.3	0.8	1.8	0.7	—
WPTE purchase obligations(9)	2.7	1.4	1.3	—	—

	$20.6	$8.9	$6.9	$4.8	$—

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities exist at September 30, 2007.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe of up to $350 million to pay for the design and construction of a casino project. It has been determined that the proposed gaming facility will be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact with the state of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provides for pre-construction advances Lakes may make to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million, but it does not contractually require us to make such advances.

(4)	We are obligated to pay approximately $11 million to an unrelated third party now that the Four Winds Casino Resort is open and we are the manager of the casino. The payment is payable quarterly for five years and is only payable if we are the manager and the casino is open and operational. The payment is part of a settlement and release agreement associated with our obtaining the management contract with the Pokagon Band. We are also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract which commenced when the casino opened. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these obligations have been recorded at their net present value and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreement.

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We lease an airplane under a non-cancelable operating lease that expires on May 1, 2008.

(7)	We believe it is reasonably possible that, within the next 12 months, we could be required to pay up to approximately $3.2 million plus accrued interest related to an IRS tax matter.

(8)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments began at approximately $38,000 and escalate to approximately $45,000 over the six-year lease term. For the second lease, monthly payments began at approximately $28,000 and escalate up to approximately $33,000 over the five-year lease term. The amounts set forth in the table above include monthly lease payments through June 2011.

(9)	WPTE purchase obligations include minimum guarantees to CryptoLogic and operational expenses associated with WPTE’s online gaming division, as well as a $0.5 million annual payment to the CLSAC for exclusive marketing and sponsorship opportunities in China (the table does not include commitments for years two through five, as the agreement terminates for failure of payment). Additionally, included in purchase obligations are open purchase orders of approximately $0.5 million as of September 30, 2007. These liabilities are included in Other Accrued Expenses within the Unaudited Condensed Consolidated Balance Sheets.

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

Revenue recognition.  Revenue from the management of Indian-owned casino gaming facilities is recognized in accordance with our policy described below under the caption “Accounting for long-term assets related to Indian casino projects.”

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

Online gaming revenues are recognized monthly based on detailed statements received from CryptoLogic, WPTE’s online gaming service provider, for online poker and casino activity during the previous month. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of the service provider costs (including the service provider’s management fee, royalties and credit card processing fees that are recorded as cost of revenues) because WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain promotional expenses related to free bets and deposit bonuses along with customer chargebacks as deductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Deferred television costs.  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include capitalizable direct costs, production overhead and development costs and are stated at the lower of cost or net realizable value based on anticipated revenue. WPTE has not currently anticipated any revenues in excess of those subject to existing contractual relationships, because WPTE has insufficient operating history to enable such anticipation. Marketing, distribution and general and administrative costs are expensed as incurred. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance by TRV of the completed episode. WPTE’s management currently estimates that 41% of the approximately $1.7 million in capitalized deferred television costs at September 30, 2007 are expected to be expensed in connection with episode deliveries by the end of fiscal 2007.

Share-based compensation expense.  We measure share-based compensation expense pursuant to the Financial Accounting Standards Board (“FASB”) SFAS No. 123(R), which requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss).

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

Income taxes. We include interest expense relative to uncertain income tax matters in our income tax provision. In accordance with SFAS No. 109, Accounting for Income Taxes we evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at September 30, 2007 and December 31, 2006. We evaluated all evidence and determined net losses (excluding net realized and unrealized gains and losses on notes receivable) generated over the past five years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects. Therefore, we have recorded a 100% valuation allowance against these items at September 30, 2007, and December 31, 2006.

We have recorded deferred tax assets related to capital losses. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. We believe we will have sufficient capital gains in the foreseeable future to utilize these benefits due to significant appreciation in our investment in WPTE, which has a minimal cost basis and could be sold at a substantial gain. We own approximately 12.5 million shares of WPTE common stock valued at approximately $36 million as of September 30, 2007 based upon the closing stock price as reported by NASDAQ on September 28, 2007 of $2.88.

WPTE’s current growth plans include international expansion primarily related to WPTE’s online gaming business and activities in China, and expansion of television and product licensing businesses, and entry into new branded gaming businesses. Although WPTE anticipates that all potential strategies will be accretive to earnings, WPTE is aware of the risks involved with an aggressive growth strategy. Therefore, based on WPTE’s limited and volatile earnings history combined with WPTE’s cautious optimism, WPTE has determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax assets will not be recovered in the foreseeable future.

A discussion of the effects of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes in the first quarter of fiscal 2007 is included in Note 8.

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

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

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

Other.  Included in this category are costs incurred related to the Indian casino projects which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts are allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects.

In addition, we incur certain costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

As of September 30, 2007 and December 31, 2006, the Unaudited Condensed Consolidated Balance Sheets include long-term assets related to Indian casino projects of $159.4 million and $243.8 million, respectively. The amounts are as follows by project (in thousands):

	September 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable, at estimated fair value	$—	$52,176	$23,616	$3,486	$79,278
Land held for development	—	—	6,751	846	7,597
Intangible assets related to Indian casino projects, net	32,454	21,812	11,556	1,120	66,942
Other	60	767	1,016	3,772	5,615

	$32,514	$74,755	$42,939	$9,224	$159,432

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Land held for development	—	8,739	6,710	1,341	16,790
Intangible assets related to Indian casino projects, net	23,573	20,387	9,760	559	54,279
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)

Face value of note (principal and interest)	$65,460	$55,942
	($47,068 principal and $18,392 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted-average of three scenarios)	15 months	28 months
Projected interest rate until casino opens	9.67%	9.98%
Projected interest rate during the loan repayment term	10.28%	9.76%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	—
Projected repayment terms of note (**)	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

(*)	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

(**)	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

See discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of September 30, 2007	As of December 31, 2006
	(Unaudited)

Face value of note (principal and interest)	$40,591	$32,952
	($29,278 principal and $11,313 interest)	($24,509 principal and $8,443 interest)

Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	9.67%	9.98%
Projected interest rate during the loan repayment term	10.49%	9.76%
Discount rate	17.50%	15.75%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

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

The following table represents a sensitivity analysis prepared by us of the notes receivable from the Jamul Tribe and Shingle Springs Tribe, based upon a change in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year (probability will not be adjusted in excess of 100%):

September 30, 2007 (unaudited)

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$52,176	$49,411	$49,942	$47,294	$54,941	$54,509	$57,398
Jamul	23,616	22,231	22,135	20,837	25,001	25,196	26,675

	$75,792	$71,642	$72,077	$68,131	$79,942	$79,705	$84,073

December 31, 2006

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$40,912	$38,469	$39,269	$36,923	$43,355	$42,623	$45,166
Jamul	20,754	19,548	19,815	18,664	21,960	21,738	23,002

	$61,666	$58,017	$59,084	$55,587	$65,315	$64,361	$68,168

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

The following table represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of September 30, 2007 and December 31, 2006. The notes receivable are carried on the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 at their estimated fair values of $79.3 million and $63.8 million, respectively.

	As of September 30, 2007
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(Unaudited)
	(In thousands)

Note receivable, pre-construction(a),(c)	$47,068	$28,328	$3,031	$78,427
Note receivable, land(b),(c)	—	950	973	1,923

	$47,068	$29,278	$4,004	$80,350

	As of December 31, 2006
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$42,310	$23,559	$1,386	$67,255
Note receivable, land(b),(c)	—	950	756	1,706

	$42,310	$24,509	$2,142	$68,961

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

(c)	Amounts listed under the other column represent amounts advanced under the agreements with the Iowa Tribe.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Shingle Springs Tribe and Jamul Tribe at September 30, 2007 and December 31, 2006 (in thousands):

	September 30,	December 31,
Shingle Springs Tribe	2007	2006
	(Unaudited)

Monthly stipend	$9,290	$7,690
Construction	1,922	1,657
Legal	14,193	13,790
Environmental	1,739	1,680
Design	11,230	9,554
Gaming license	3,726	3,626
Lobbyist	4,968	4,313

	$47,068	$42,310

	September 30,	December 31,
Jamul Tribe	2007	2006
	(Unaudited)

Monthly stipend	$4,915	$4,451
Construction	1,091	649
Legal	4,272	3,675
Environmental	2,272	1,985
Design	12,343	9,578
Gaming license	745	641
Lobbyist	2,690	2,580

	$28,328	$23,559

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, as well as the Four Winds Casino Resort since August of 2007. This successful history legitimizes many of the key assumptions supporting the financial models. Projections for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides a basis for our revenue expectations. The projections were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

The primary assumptions included within management’s financial model for each Indian casino project are as follows:

Jamul Tribe

We and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. As of September 30, 2007, we have included assumptions within our financial model that reflect current discussions with the Jamul Tribe to reduce the size of the planned casino facility as a result of comments received from various state agencies including representatives from the California Governor’s office related to the Jamul Tribe’s project. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

	September 30,	December 31,
	2007	2006
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$250
Win/Table game/day — 1st year	$471	$900
Win/Poker table/day — 1st year	$312	$650

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

Shingle Springs Tribe

	September 30,	December 31,
	2007	2006
	(Unaudited)

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,651
No. of Table games	100	100
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows
	Year 2 — 17.6%	Year 2 — 8.0%
	Year 3 — 10.5%	Year 3 — 7.5%
	Year 4 — 7.9%	Year 4 — 7.1%
	Year 5 — 8.8%	Year 5 — 6.4%
	Year 6 — (4.0)%	Year 6 -- (12.3)%
	(management fees were reduced in year six)	(management fees were reduced in year six)
	Year 7 — 5.0%	Year 7 — 11.7%

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

As of September 30, 2007 and December 31, 2006, we are not aware of any impairment indicators related to the recorded long-term assets related to the Shingle Springs or Jamul projects.

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. We receive approximately 24% of net income up to a certain level and 19% of the net income over that level, as a management fee. The term of the management contract, as amended, is currently planned for five years, which began on August 2, 2007. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Four Winds Casino Resort. The Pokagon Band may also buy out the management contract provisions after two years from the opening date. The buyout amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buyout occurs. The NIGC approved the management contract in March 2006.

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

The amended development agreement provides for us to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years. As compensation for our management services, we will receive a management fee between 21%

and 30% of net income (as that term is defined by the management contract) of the operations annually for the first five years with a declining percentage in years six and seven. Payment of our management fee is subordinated to the $450 million senior note financing of the affiliate of the Shingle Springs Tribe and a minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buyout amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buyout occurs.

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs Casino project as of the end of the third quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	Yes	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No — See below.	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Financing for construction	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Foothill Oaks Casino project in Shingle Springs, California.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Shingle Springs Casino project is currently planned to open with 349 Class III slot machines and approximately 1,650 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the Shingle Springs Tribe could operate under its existing compact which allows for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

El Dorado County and Voices for Rural Living (“VRL”) commenced litigation in 2003 against the California regulatory agencies attempting to block the approval of the interchange. The litigation has resulted in various decisions in favor of the California regulatory agencies to proceed with the interchange and subsequent appeals by El Dorado County and VRL of those decisions over the next several years. For a more complete discussion of the history of this litigation see Item 3 of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

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

As a result of achieving the critical milestones as described above, the casino is planned to open in late 2008.

Jamul Tribe

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California.

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from Kean Argovitz Resorts-Jamul, LLC (“KAR — Jamul”) in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz). The term of the contract is expected to be five or seven years. Under the current agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the casino agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in the Lakes subsidiary and then be entitled to obtain a 20% equity interest in the Lakes entity that holds the rights to the development agreement and management contract with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).

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

Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State met on several occasions in an attempt to address the State’s comments related to compact requirements. Based on the most recent meeting with the State, Lakes and the Jamul Tribe evaluated the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. Since resolution of any requests by the State related to the Jamul Tribe’s existing compact or a proposed new compact may take more time than is acceptable to the Jamul Tribe, it was determined that the proposed gaming facility should be reduced in size and scope. The current plan is for the gaming facility to decrease in size and become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

Lakes’ evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of the third quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones.

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land to be used for the project is reservation land.	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The Jamul Tribe and the State of California have had a series of meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. The Jamul Tribe has decided to move forward with building a casino based solely on class II electronic gaming devices. This plan will decrease the size and scope of the project, but will allow it to move forward.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.

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

Under the form of tribal-state compact first signed by the State of California with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the Jamul Tribe believes it could operate under its existing compact which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices, or the Jamul Tribe could choose to operate only Class II gaming devices without a compact and currently plans to do so. We believe this number of gaming devices is adequate under either approach to equip the planned development and therefore, we believe the availability of additional slot licenses should not prevent the project from progressing.

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

Iowa Tribe

Business arrangement.  On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe. The agreements are effective as of January 27, 2005. Lakes will provide consulting services to assist the Iowa Tribe in developing a new first class casino and ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 (the “Ioway Casino”); and currently manages operations at the Cimarron Casino, located in Perkins Oklahoma. Lakes will also provide management services for the Tribe’s casino operations at the planned Ioway Casino project subject to regulatory approval.

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

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (“Cimarron Consulting Agreement”) and management contract (“Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes operated under the Cimarron Consulting agreement until the NIGC approved the seven year Cimarron Management Contract on May 1, 2006, and Lakes is currently managing the Cimarron Casino under that agreement. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The fee under the Cimarron Consulting agreement consisted entirely of a limited flat monthly fee of $50,000.

Arrangement with consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe and after Mr. Kean has been found suitable by the NIGC.

Lakes’ evaluation of the Ioway casino project.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino project as of the end of the third quarter of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during Lakes’ evaluation of the critical milestones:

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has Tribal members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been purchased to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Critical milestone	September 30, 2007	December 31, 2006	January 1, 2006
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. The NIGC has provided their final comments to the Iowa Tribe on the management contract and the Iowa Tribe has approved the revisions and returned the contract to the NIGC for final action. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.	No. Preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Lakes’ evaluation and conclusion regarding the above critical milestones and progress.  Long-term assets have been recorded as it is considered probable that the Ioway Casino project will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded. The Ioway Casino could open as early as July 2009.

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

These risks and uncertainties include, but are not limited to, need for financing to meet Lakes’ future operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; continued contracts with the Pawnee Nation as a result of the change in its business council membership; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on The Travel Channel, L.L.C. as a current source of revenue and GSN as a future source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2007, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at fair value and subsequent changes in fair value are recorded as unrealized gains or losses in our Unaudited Condensed Consolidated Statement of Earnings (Loss) and Comprehensive Earnings (Loss). As of September 30, 2007, we had $79.3 million of notes receivable, at fair value with a floating interest rate (principal amount of $80.3 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $7.8 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2006 except for the following, which have been updated in their entirety:

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

On October 24, 2007, the NIGC published its revised proposed rules concerning the classification of games and companion proposed rules related to technical standards for Class II gaming devices, revised definitions for determining Class III gaming devices and minimum internal control standards for Class II gaming. Together, these proposed rules, if implemented and enforced, could materially adversely affect the appeal and operating results of Class II gaming devices currently planned to be used in the above-mentioned projects. The comment period on the revised proposed regulations is currently scheduled to expire in December 2007, but may be extended until sometime during the first quarter of 2008. The revised proposed regulations have already received substantial criticism from tribes and industry companies and lawsuits challenging the revised proposed regulations are likely if final regulations substantially similar to the proposed regulations are adopted; this could delay the implementation of the proposed regulations for some time or completely if the lawsuits are successful.

We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results.

As of December 31, 2006, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results included WPTE operations. We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results. We can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. These risks include, but are not limited to, WPTE’s significant dependence on the Travel Channel as a current source of revenue and GSN as a future source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; difficulty of predicting the growth of WPTE’s online gaming business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain WPTE’s online gaming website in compliance with WPTE’s business model and applicable gaming laws; the potential that WPTE’s television programming will fail to maintain a sufficient audience; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; WPTE’s dependence on its senior management team; and WPTE is highly dependent on third-parties for the success of the WPT Traktor Poker Tour in China and there is no guarantee that it will be able to monetize its rights in China. The Unlawful Internet Gambling Enforcement Act of 2006 prohibits online gambling in the United States of America. Congress passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the United States may restrict the activities or affect the financial results of WPTE’s online gaming venture currently operating and WPTE’s new online gaming venture in development.

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

•	WPTE intends to further expand business in foreign markets, including continued international distribution of WPTE’s U.S. telecasts, creating additional poker tours in foreign countries and distributing branded merchandise in foreign countries. WPTE’s international operations could be adversely affected by changes in political and economic conditions, trade protection measures and the status of regulatory requirements that may restrict the sales of WPTE products, increase costs of foreign production or other costs that prohibit Internet gaming activities in international jurisdictions. Also, changes in exchange rates between the U.S. dollar and other currencies could potentially result in significant increases in WPTE costs or decreases in earnings.

•	The success of WPTE’s initiative in China will greatly depend upon WPTE’s ability to expand the brand and to monetize WPTE’s rights throughout the territory. WPTE is highly dependent upon third-parties for the organization of events, acquisition and use of certain business licenses throughout China, the marketing of the WPT Traktor Poker Tour and the licensing of WPTE’s trademark and intellectual property rights. If these third-parties fail to perform as anticipated, business operations in China could be severely affected. Furthermore, there is no guarantee that WPTE will be able to successfully enforce its rights in China against any infringers of WPTE trademarks or other rights granted to WPTE.

WPTE is highly dependent upon the CLSAC’s performance of its obligations under its contract, which include organizing WPT Traktor Poker Tour events, securing placement of the championship finals on a major Chinese Television station, and promoting the tour. Failure of the CLSAC to properly support the tour could severely impact WPTE’s ability to generate revenue in China. Moreover, even if the tournaments attract a large number of participants, WPTE cannot guarantee that this will translate into significant revenue for WPTE.

For a complete listing of WPTE’s risk factors, see its Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, and its Quarterly Reports on Form 10-Q for the quarters ended April 1, 2007, as amended, July 1, 2007, as amended, and September 30, 2007.

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

Dated: November 9, 2007