Form 10-K
period 2007-12-30
LAKES ENTERTAINMENT INC
filed 2008-03-12
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 7, 2008, 24,515,675 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on July 1, 2007 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $237.6 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These risks and uncertainties include, but are not limited to, need for financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on the Game Show Network (“GSN”) as a source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; the potential that WPTE’s television programming will fail to maintain a sufficient audience; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic, Inc. ( “CryptoLogic”) to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, or “our”), develops, finances and manages Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects. We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma (the “Iowa Tribe”) and the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”). The remaining projects are in various stages of development, as discussed in more detail below. We are also involved in other business activities, including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of December 30, 2007, we owned approximately 61% of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE, and our revenues have been derived primarily from WPTE’s business. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

Indian Casino Business.  Lakes’ primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities.

Lakes is currently managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

Lakes also has a five-year contract to manage the Four Winds Casino Resort, for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago.

Lakes, through various subsidiaries, has entered into the following contracts for the development and management or financing of new casino operations:

•	Lakes has contracts to develop and manage the Shingle Springs Casino, which is being built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”). The Shingle Springs Casino is currently under construction with an anticipated opening date in late 2008.

•	Lakes has contracts to develop and finance a casino to be built on the Rancheria of the Jamul Indian Village (the “Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with the California Department of Transportation (“CalTrans”) to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway, and has begun construction on their reservation of the driveway road leading to the casino site.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the Bureau of Indian Affairs (the “BIA”). Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

•	Lakes has also explored, and is continuing to explore, other development projects with Indian tribes.

Non-Indian Casinos.  Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes. We have received various regulatory approvals to develop our own casino on approximately 400 acres near Vicksburg, Mississippi. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009. A total of $9.3 million has been invested as of December 30, 2007.

WPT Enterprises, Inc.  WPTE is a company engaged in the creation of internationally branded entertainment and consumer products driven by the development, production, and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour® (“WPT”), a television show based on a series of high-stakes poker tournaments that currently airs on the Travel Channel (“TRV”) in the United States, and will begin airing on Game Show Network (“GSN”) in March 2008, and has been licensed for broadcast globally. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware, and is engaged in the sale of corporate sponsorships. WPTE also offers a real-money online gaming website which prohibits wagers from players in the United States and other restricted jurisdictions.

The “World Poker Tour” Tournaments, Television Series and Brand.  The WPT is a sports league of affiliated poker tournaments open to the public. There are currently 19 regular WPT tournaments or tour stops on the circuit which are hosted by prestigious casinos and poker rooms. Each season of tour stops culminates in the WPT World Championship at the Bellagio Hotel and Casino in Las Vegas, Nevada, which includes the winners of each of that season’s previous WPT tournaments. The WPT stops have attracted well-known and established professional and amateur poker players on the poker circuit. WPTE also makes tour stops accessible to the mainstream poker player by partnering with casinos and poker rooms which host “satellite” and “super satellite” poker tournaments in which the winner or winners may ultimately earn a paid entry into a WPT event. At WPTE’s tour stops, WPTE films the final table of six participants competing for some of the poker world’s largest tournament prize pools. WPTE then edits the footage from each tour stop into a two-hour episode, resulting in a series of two-hour episodes, which are distributed for telecast to both domestic and international television audiences. In addition, WPTE films and produces special episodes based on a variety of non-traditional poker tournaments, which WPTE also distributes for telecast along with the episodes based on the WPT regular tour stops.

The WPT brand has gained recognition through the telecast of the WPT television series, which currently airs on the TRV and subsequently on multiple television networks around the world. Since its premiere during the spring and summer of 2003, WPTE’s television series has become the Travel Channel’s highest rated program, based on data compiled by Nielsen Media Research that measures the number of television households viewing the series’ episodes. On April 2, 2007, WPTE entered into an agreement with GSN, pursuant to which GSN agreed to license from WPTE the sixth season of the WPT series, which begins airing in March 2008. GSN also has an option for Season Seven of the WPT that is exercisable no later than 60 days following GSN’s initial airing of the first episode of Season Six, which is projected to air on March 24, 2008. The following table describes the timing of Seasons One through Six of the World Poker Tour series, including WPTE’s delivery and the exhibition of the episodes each season:

	Date of	Number of
	Agreement or	Episodes
World Poker	Option for	(Including	Production Period and	Initial Telecast of
Tour season	Season	Specials)	Delivery of Episodes	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — July 2008	March 2008 — August 2008
			(projected)	(projected)

WPTE’s business segments.  WPTE operates through four main business segments, WPT Studios, WPT Global Marketing, WPT Online, and WPT China, described in greater detail below:

WPT Studios generates revenue from the domestic and international licensing of WPTE television broadcasts, international television sponsorship revenue, as well as host fees from casinos and card rooms that host the televised events. The majority of WPTE’s revenues to date has resulted from WPT Studios, which has represented approximately 73% of WPTE’s total revenues.

WPT Global Marketing includes branded consumer products, sponsorships, and event management divisions. WPTE’s branded consumer products division generates revenue principally from royalties from the licensing of WPTE’s brand to companies seeking to use the World Poker Tour brand and logo in the retail sales of their consumer products. WPTE’s sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events.

WPT Online includes WPTE’s international real money gaming website at WorldPokerTour.com and domestic website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com, which launched in January 2008.

WPT China, which began operating in 2007, represents WPTE’s efforts in China to help build the sport and popular Chinese national card game “Tuo La Ji” or “Traktor PokerTM”. In 2007, WPTE entered into a Cooperation Agreement (the “Cooperation Agreement”) with the China Leisure Sports Administrative Center (the “CLSAC”), a Chinese government-sanctioned body within the Sports Ministry with authority over certain leisure sports, including Tuo La Ji. Pursuant to the Cooperation Agreement, WPTE has the right to brand and exploit the WPT China National Traktor Poker Tour (the “Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events and the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media, and the rights to sell online and mobile subscriptions.

Development and Marketing of Table Games.  A division of Lakes develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. We continue to test and market a number of games including WPT “All In Hold’Em,” “Rainbow Poker,” “Four The Money,” “Flop-A-Lock” and “Bonus Craps.” The WPT “All In Hold’Em” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant.

Real Estate Holdings.  Lakes owns parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe and the Iowa Tribe, in Minnesota related to our corporate offices, and in Mississippi related to our planned Lakes-owned casino project.

Investment in Auction Rate Securities.  As of December 30, 2007, we had $9.2 million in cash and cash equivalents. Of this amount $5.3 million related to Lakes and $3.9 million related to WPTE. We also had $53.5 million in short-term investments in marketable securities of which $30.5 million related to Lakes and $23.0 million related to WPTE. All of Lakes’ short-term investments in marketable securities and $7.8 million of WPTE’s short-term investments in marketable securities were auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and all had credit ratings of AAA or Aaa when purchased. Neither Lakes nor WPTE own any other type of ARS investments. None of our investments in ARS qualify, or have ever been classified in our financial statements, as cash or cash equivalents.

The interest rates on these ARS are reset every 7 to 35 days by an auction process. Historically, these types of ARS investments have been highly liquid. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by us failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. Account statements for February 2008 received from the firms managing our investments indicated no decrease in the fair-value of these securities and that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, we are in the process of evaluating the extent of any impairment in our ARS investments resulting from the current lack of liquidity; however, we are not yet able to quantify the amount of possible impairment, if any, that may occur in the foreseeable future. Lakes currently expects to be able to obtain funds in order to fulfill its future liquidity needs if it is unable to liquidate its ARS investments by mid-2008 as needed, and is exploring several financing alternatives. WPTE does not believe that any lack of liquidity during the next twelve months relating to this matter will have an impact on its ability to fund its operations.

History

Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc, which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buy out of the contract effective in 2000. Lakes began managing the Cimarron Casino in 2006, and began managing the Four Winds Casino Resort in 2007.

Indian Casino Business

Development and Management of Four Winds Casino Resort.  On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 100 table games as well as multiple restaurants and bars, a parking garage and other facilities. In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino.

The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort. On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment (“FF&E Commitment”) to fund the Four Winds Casino Resort project.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the consolidated statements of earnings (loss) and comprehensive earnings (loss) included in Item 8 of this Annual Report on Form 10-K. Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement. This participation was accounted for as a sale and does not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes has no continuing rights or obligations related to the loans and is isolated, even in default, from liability.

The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishing, and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the management contract after two years from the opening date. The buy out amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy out occurs. If the Pokagon Band elects to buy out the contract, any outstanding amounts owed to Lakes would become immediately due and payable.

Development and Management of Shingle Springs Casino.  Construction of the Shingle Springs Casino began during June of 2007 and is currently on schedule and anticipated to open in late 2008. The Shingle Springs Casino will include approximately 88,000 square feet of casino space located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,100 electronic gaming devices and approximately 75 table games, a high stakes gaming room, as well as restaurants, enclosed parking and other facilities.

During July 2004, the NIGC notified Lakes that it approved the development and management contracts between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project. The development agreement, as amended, provided for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. The principal balance of the transition loan as of December 30, 2007 was approximately $47.6 million. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

The amended development agreement provides for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Shingle Springs Casino and related amenities for a period of seven years from the date the casino opens. As compensation for our management services, we will receive a management fee between 21% and 30% of net income (as that term is defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of the affiliate of the Shingle Springs Tribe and any amounts borrowed for furniture, furnishings and equipment. Generally, the order of priority of payments from the Shingle Springs Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with accrued interest, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The Shingle Springs Tribe may terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.

Development and Financing of Jamul Casino.  Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). This development agreement and management contract has been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage.

The casino resort is to be located on State Highway 94, approximately 20 miles east of downtown San Diego. Current plans for the casino include approximately 1,000 electronic gaming devices and approximately 20 table games along with various restaurants and related amenities. The Jamul Tribe has an approximate six-acre reservation on which the casino is planned to be built. The reservation is located near San Diego, California. Lakes has also acquired 101 acres of land contiguous to the six-acres of Rancheria land of which 82 acres could be used for the casino support facilities if the land is taken into trust. The process of getting the land contiguous to the reservation placed into trust has been slow. Therefore, during August of 2005, the Jamul Tribe and Lakes formally announced plans to build the casino on the approximately six acres of reservation land held by the Jamul Tribe, since reservation land qualifies for gaming without going through a land in trust process.

Under our current development financing and services agreement, we are entitled to receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. As part of the current agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. This agreement will be modified to reflect the economics of the revised casino plan as discussed below, but will not be subject to approval by the State or the NIGC. Additionally, there can be no assurance that third party financing will be available with acceptable terms, and if we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout fiscal 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because resolving the State’s comments on the Jamul Tribe’s existing compact or a proposed new contract is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact. This project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with CalTrans to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway, and has begun construction on their reservation of the driveway road leading to the casino site.

Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma.  On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements became effective as of January 27, 2005, pursuant to which Lakes will assist the Iowa Tribe with two separate casino destinations in Oklahoma including (i) consulting on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 until regulatory approvals are received for the management contract for the Ioway Casino Resort; and (ii) consulting on the refurbishment of and operational efforts at the Iowa Tribe’s existing Cimarron Casino, located in Perkins, Oklahoma until the management contract for that project was approved by the NIGC during 2006.

Key terms relating to the agreements for the projects are as follows:

The Ioway Casino Resort.  For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino Resort, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino Resort, and a flat monthly fee of $500,000 for 120 months commencing upon the opening of the Ioway Casino Resort. Lakes has agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino Resort budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino Resort is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive a management fee of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino Resort’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino Resort has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. Subject to certain conditions, Lakes agrees to make advances for the Ioway Casino Resort’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino Resort bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino Resort payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the Bureau of Indian Affairs (the “BIA”). Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. Construction of the Ioway Casino Resort could begin in the fall of 2008 with an estimated opening date of the casino in the fall of 2009, pending the necessary regulatory approvals.

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (the “Cimarron Consulting Agreement”) and management contract (the “Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes has been operating under the Cimarron Management Contract since mid-2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million.

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Cimarron Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of the Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe assuming he has been found suitable by the NIGC.

Gaming Development Consulting Agreements and Management Contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC)” referred to collectively as the “Pawnee Nation”. On December 19, 2007, Lakes received a copy of a letter from the Pawnee Nation’s legal counsel that formally terminated the relationship between the Pawnee Nation and Lakes. Prior to the termination, Lakes had advanced approximately $4.5 million ($1.8 million and $2.7 million in 2006 and 2005, respectively) to the Pawnee Nation related to the Chilocco Casino and Travel Plaza projects under the then existing agreements. As of December 31, 2006, completion of the Chilocco Casino and Travel Plaza projects were considered remote and Lakes wrote off the advances.

Consulting Agreement and Management Contract with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”).  During November 2005, Lakes and the Kickapoo Tribe terminated their business relationship due to different ideas on how to proceed with the project. In April 2006, we entered into a settlement agreement with the Kickapoo Tribe (the “Settlement Agreement”) pursuant to which we and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. As of December 30, 2007 there are no remaining liabilities subject to the Settlement Agreement.

Agreements With Owners of KAR Entities.  We have advanced a total of $4.3 million as of December 30, 2007 to KAR-Jamul and Kean Argovitz Resorts — Shingle Springs, LLC (“KAR-Shingle Springs”) (together, the “KAR Entities”) and the two owners, which is carried on the consolidated balance sheet included in Item 8 of this Annual Report on Form 10-K as a component of other assets related to Indian casino projects, which will be repaid upon the opening of the Shingle Springs Casino, the Jamul Casino and the Ioway Casino Resort. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate our own casinos where applicable laws permit.

In February 2005, Lakes announced that its request for gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi had been granted by the Mississippi Gaming Commission. The site, adjacent to the Mississippi River, contains approximately 400 acres located three miles south of downtown in Vicksburg, Warren County, Mississippi. Lakes has either purchased or holds options for the purchase of the land for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, 40 to 50 table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a Kid’s Quest child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. Lakes continues to work with all applicable parties to obtain the necessary permits and obtain the various land parcels on which to build the casino. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009. A total of $9.3 million has been invested as of December 30, 2007.

Table Games

Lakes has a division that develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. Lakes is continuing to test and market a number of new games, including WPT’s “All In Hold’Em,” “Rainbow Poker,” “Four The Money,” “Flop-A-Lock” and “Bonus Craps”. The WPT’s “All In Hold’Em” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant.

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored video lottery and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, card rooms, and online gaming outside the United States. The casinos to be managed or owned by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of Lakes’ competitors have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

According to the NIGC tribal data reports, in California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is very well-developed and continues to flourish. California has by far the largest Indian gaming industry of any state, generating an estimated $7-8 billion in gaming revenues in 2006, which represents nearly one-third of all Indian gaming revenue in the United States. There were 56 compacted Indian gaming facilities in California in 2006, with a total of approximately 63,000 slot machines and approximately 2,000 table games.

Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Four Winds Casino Resort competes primarily with the riverboats that operate in northern Indiana. According to the Indiana Gaming Commission tribal data reports, there were five riverboats in northern Indiana in 2007 generating approximately $1.3 billion in gaming revenue with a total of 8,576 slot machines and 283 table games.

In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.

According to the NIGC tribal data reports, from the end of 2005 through 2006, the number of Indian gaming operations is 387 operations nationwide. During this same period, tribal gaming revenues increased $2.5 billion, or 11.1%, to $25.1 billion in the United States. The NIGC reports gaming revenues on a regional basis and Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 22.7%. Region II, which contains California and Northern Nevada, increased 9.8% to $7.7 billion in 2006 and is the highest grossing region. The Region II increases are due primarily to the emergence of casinos in California.

In the market for televised poker tournaments, WPTE competes with producers of several poker-related programs, including the “World Series of Poker,” an annual event hosted by Harrah’s Entertainment, Inc. (“Harrah’s”) that airs on ESPN, High Stakes Poker on GSN and Poker After Dark and the National Heads-Up Poker Championship on NBC. In 2005, Harrah’s created the World Series of Poker national circuit, taking place at several casinos operated by Harrah’s throughout the United States. All circuit championship events are currently taped for telecast on ESPN. These and other producers of poker-related programming may be well established and may have significantly greater resources than WPTE. One of the ways the WPT series differentiates its programming schedule from these competing shows by airing the WPT series in prime time television during the same timeslot each week. WPTE believes that this type of “appointment” television helps build a following among viewers. In addition to other poker-related programs, the WPT series also competes with televised sporting events, reality-based television programming and other televised programming that airs during the same timeslot.

WPTE’s online real-money gaming website, WorldPokerTour.com, launched at the end of the second quarter of 2007. The website does not accept bets made from players in the United States and other restricted jurisdictions. WorldPokerTour.com faces competition from several larger, more established online gaming websites, including PartyPoker.com, PokerStars.com, FullTiltPoker.com and many others. These and other competitors have significant marketing and operational experience advantages. In addition, in October 2006, Congress passed, and the President signed, the SAFE Port Act which included in it the Unlawful Internet Gambling Enforcement Act of 2006 (“Act”). Several of WPTE’s large competitors have stopped accepting bets from United States players as a result of the Act, which has lead to those competitors focusing more closely on the international market for players, creating additional competition for WPTE to face. WPTE plans to differentiate its site by leveraging the strength of the WPT brand and the distribution reach of WPTE’s international telecasts. WPTE believes that the resulting brand awareness will help build a following among international online players.

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

Indian gaming regulation

The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act (“IGRA”), which is administered by the NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (the “Secretary”) and the BIA. The regulations and guidelines under which NIGC will administer the IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

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

Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements; however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by NIGC under certain standards established by the IGRA.

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

WPTE regulation

The WPT tournaments are conducted by the host casinos and card rooms, and WPTE believes it is not subject to government gaming regulation in connection with its affiliation with and telecasts of these events. WPTE’s online gaming website, WorldPokerTour.com, is subject to gaming regulation outside the United States and is regulated by the Lottery and Gaming Authority, located in Malta. The website is currently operated by CryptoLogic, which is obligated to ensure that WorldPokerTour.com does not permit bets from players in the United States and other restricted jurisdictions. While WPTE believes that CryptoLogic will be in compliance with all international regulations, WPTE cannot be certain that CryptoLogic will be allowed to accept wagers in all the markets WPTE plans to enter.

WPTE continues to monitor the legality of Internet gaming in domestic and international jurisdictions, but cannot be certain that changes in existing regulations will be beneficial to the online gaming market. Additionally, WPTE anticipates that on-air promotion of WorldPokerTour.com via international WPT and Professional Poker Tour television telecasts and through WPTE’s relationship with Party Gaming will be a primary marketing tool for driving poker players to the site. However, certain territories and foreign networks may restrict WPTE from incorporating marketing elements related to WPTE’s online site into WPTE’s international telecast and certain laws or regulations may restrict the type of advertising in general in those territories.

WPTE’s subscription based online club, ClubWPT.com, offers membership benefits which include a monthly magazine subscription, discount coupons, statistical rankings, educational material, live chat and the opportunity to play in online poker tournaments for cash and prizes. The tournament aspect of the club is operated in accordance with the principles of sweepstakes law. A free alternative means of entry is offered for participants who wish to play in the tournaments but do not wish to purchase the other membership benefits. The subscription fee for ClubWPT remains the same each month and players are not allowed to wager actual money online. One must be 18 or older to participate.

Intellectual Property

The following is a discussion of Lakes’ intellectual property, which did not provide a significant financial contribution to Lakes in fiscal 2007.

Trademarks

Lakes owns two United States registrations for the mark FOUR THE MONEY® used in connection with casino table games. Lakes has also received approval for registration of the service mark CARLOS SOPRANO’Stm, to be used in connection with restaurant and related entertainment services.

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

Real Estate Holdings

Lakes has parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe and the Iowa Tribe, in Minnesota related to its corporate offices, and in Mississippi related to its planned Lakes-owned casino.

Employees

At December 30, 2007, Lakes had 49 full-time employees. WPTE had 71 full-time employees. Lakes believes its relations with employees are satisfactory.

Lakes has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos. The Lakes team has individual specialists on staff mirroring each of the functional areas found in a casino project. The functional areas include gaming operations, construction and development, finance/accounting, legal/regulatory, security, systems/information technology, food & beverage, retail, marketing and human resources.

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

Although we have experience developing and managing casinos owned by Indian tribes and located on Indian land, neither we nor any of these individuals has developed or managed a casino in the State of California and we only have limited experience for developing and managing casinos in Michigan and Oklahoma. The opening of each of our proposed facilities will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

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

The Four Winds Casino Resort opened to the public on August 2, 2007 and is currently the only significant casino management-related operating revenue with which to offset the investment costs associated with our current or future casino development projects. Delays in the completion of our current development projects, or the failure of such projects to be completed at all, may cause our operating results to fluctuate significantly and may adversely affect our profitability. In addition, once developed, no assurances can be given that these casinos will operate on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently. With each project we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than we originally planned in order to complete development, increasing the risk to us in the event of a default by the casino. In addition, because our future growth in revenues and our ability to generate profits will depend to a large extent on our ability to increase the number of our managed casinos or develop new business opportunities, the delays in the completion or the non-completion of our current development projects may adversely affect our ability to realize future growth in revenues and future profits.

The termination of our management, development, consulting or financing agreements with Indian tribes may have a material adverse effect on our results of operations and financial condition.

The terms of our current management, development, consulting or financing agreements provide that such contracts may be terminated under certain circumstances, including without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by an Indian tribe of its buy out option. Without the realization of new business opportunities or new management, development, consulting or financing agreements, termination of our current management, development, consulting or financing agreements could have a material adverse effect on our results of operations and financial condition.

If our current casino development projects are not completed or fail to successfully compete once completed, we may lack the funds to compete for and develop future gaming or other business opportunities which may have a material adverse effect on our results of operations.

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, and card rooms. The casinos to be managed or owned by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

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

We could be prevented from completing our current casino development projects or pursuing future development projects due to changes in the laws, regulations and ordinances (including tribal or local laws) that apply to gaming facilities or our inability or the inability of our key personnel, significant shareholders or joint venture partners, to obtain or retain gaming regulatory licenses.

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

The rapidly-changing political and regulatory environment governing the gaming industry (including gaming operations which are conducted on Indian land) makes it impossible for us to accurately predict the effects that an adoption of or changes in the gaming laws, regulations and ordinances will have on us. However, our failure, or the failure of any of our key personnel, significant shareholders or joint venture partners, to obtain or retain required gaming regulatory licenses could prevent us from expanding into new markets, prohibit us from generating revenues in certain jurisdictions, and subject us to sanctions and fines.

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

The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. The NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on us. Currently, only the Pokagon Band and the Shingle Springs Tribe management contracts have been approved by the NIGC. The other management contracts have not received final approval by the NIGC and may require modification prior to receiving approval.

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

Good personal and professional relationships with Indian tribes and their officials are critical to our proposed and future Indian-related gaming operations and activities, including our ability to obtain, develop and effectuate management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project’s completion altogether, which may have an adverse effect on the results of our operations. As previously announced, our professional relationships with the tribal officials of the Kickapoo Tribe and the Pawnee Nation have deteriorated. The casino development projects were adversely impacted, which has resulted in the termination of the Kickapoo Tribe casino project in 2005 and the Pawnee Nation casino projects in 2007.

If funds from our operations are insufficient to support our cash requirements or if we are unable to liquidate our investments in auction rate securities (“ARS”) to provide liquidity when and as needed, and we are unable to obtain additional financing in order to satisfy these requirements we may, be forced to delay, scale back or eliminate some of our expansion and development goals, or cease our operations entirely.

We may require additional capital through either public or private financings to meet operating and development expenses during fiscal 2008 and we are currently considering various financing alternatives. If the financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. We may raise additional capital through either public or private financings or the sale of some or all of our shares of WPTE. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

If one or more of our Indian casino projects fail to open, the recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial results.

We record assets related to Indian casino projects on our consolidated balance sheet as long-term assets related to Indian casino projects. The majority of our long-term assets related to Indian casino projects are in the form of loans to the Indian tribes pursuant to our financing agreements with varying degrees of collection risk, and with repayment often dependent on the operating performance of each gaming property. These loans are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At December 30, 2007, we had $157.5 million in long-term assets related to Indian casino projects, of which $78.8 million was in the form of notes receivable, which are recorded at estimated fair value on the consolidated balance sheet. The notes receivable represented approximately 31% of our total assets. See Note 5 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The loans are made to Indian tribes for pre-construction financing related to gaming properties being developed by us. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts, land held for development and other costs incurred in connection with opening the Indian casinos of $65.9 million, $7.6 million and $5.2 million, respectively, at December 30, 2007. It is possible that one or more of our Indian casino projects will fail to open, which will render the majority of the assets related to the failed Indian casino project impaired. See our accounting policy within Note 2 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

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

In October 2007, the NIGC issued revised proposed regulations concerning classification of gaming devices which could negatively affect projected management/consulting fees to be received from the Shingle Springs and Jamul Casino projects.

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

On October 24, 2007, the NIGC published its revised proposed rules concerning the classification of games and companion proposed rules related to technical standards for Class II gaming devices, revised definitions for determining Class III gaming devices and minimum internal control standards for Class II gaming. These revised proposed rules, if implemented and enforced, could materially adversely affect the appeal and operating results of Class II gaming devices currently planned to be used in the above-mentioned projects. The NIGC met with its tribal advisory committee on February 29, 2008 to discuss any comments received and to provide further advice to the NIGC on the matter. The comment period on the revised proposed regulations expired on March 9, 2008. The revised proposed regulations have already received substantial criticism from tribes and industry companies and lawsuits challenging the revised proposed regulations are likely if final regulations substantially similar to the revised proposed regulations are adopted. These lawsuits could delay the implementation of the revised proposed regulations for some time or completely if the lawsuits are successful.

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

As of December 30, 2007, we, through our subsidiary Lakes Poker Tour, LLC, owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc., referred to as WPTE. As a result, our consolidated results included WPTE operations. Revenues for the fiscal year ended December 31, 2006, referred to as fiscal 2006, and the fiscal year ended December 30, 2007, referred to as fiscal 2007, were primarily derived from WPTE. We cannot guarantee the financial results of the expansion of the World Poker Tour business, which may negatively impact our financial results. We can provide no assurance that WPTE will achieve its forecasted revenues, that WPTE will be able to expand its business, or that WPTE’s operations will positively impact our financial results because WPTE’s business is subject to many risks and uncertainties. These risks include, but are not limited to, WPTE’s significant dependence on the Travel Channel as a current source of revenue and GSN as a future source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; difficulty of predicting the growth of WPTE’s online gaming business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain WPTE’s online gaming website in compliance with WPTE’s business model and applicable gaming laws; the potential that WPTE’s television programming will fail to maintain a sufficient audience; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; WPTE’s dependence on its senior management team; WPTE is highly dependent on third-parties for the success of the Traktor Poker Tour in China and there is no guarantee that it will be able to monetize its rights in China; and any change of laws in various states or countries in relating to sweepstakes, promotions and giveaways or a negative finding of law regarding the characterization of the type of online activity carried out on ClubWPT could result in WPTE’s inability to take subscribers in those jurisdictions, which in turn could significantly impact WPTE’s ability to generate revenue. The Unlawful Internet Gambling Enforcement Act of 2006 prohibits online gambling in the United States of America. Congress passing of the Unlawful Internet Gambling Enforcement Act or future government regulation of online gaming in the United States may restrict the activities or affect the financial results of WPTE’s online gaming venture currently operating and WPTE’s new online gaming venture in development.

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

As of December 30, 2007, we had options outstanding to acquire 4.3 million shares of our common stock, exercisable at prices ranging from $3.25 to $18.16 per share, with a weighted average exercise price of approximately $5.95 per share. During the terms of these options, the holders will have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 30, 2007, these shares consist of approximately 3.9 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building and, occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants.

WPTE currently leases approximately 26,000 square feet of executive office space located in Los Angeles, California under two separate leases. The first lease commenced in March 2005 with a term of 75 months and an annual base rent of approximately $0.5 million. In July 2006, WPTE leased additional office space with a term of 60 months and an annual base rent of approximately $0.4 million. In addition, WPTE films its poker tournaments at casinos throughout the world pursuant to agreements with WPTE member casinos. WPTE also leases office space located in London, England that commenced on January 1, 2008 with a term of 12 months and an annual base rent of approximately $36,000.

ITEM 3.	LEGAL PROCEEDINGS

El Dorado County, California Litigation

On January 3, 2003, El Dorado County filed an action in the Superior Court of the State of California (“Superior Court”), seeking to prevent the construction of a highway interchange that was approved by a California state agency. The action, which was consolidated with a similar action brought by Voices for Rural Living (“VRL”) and others, does not seek relief directly against Lakes. However, the interchange is necessary to permit the construction of a casino to be developed and managed by Lakes through a joint venture. The casino will be owned by the Shingle Springs Tribe. The matter was tried to the Superior Court on August 22, 2003. On January 2, 2004, Judge Lloyd G. Connelly, Judge of the Superior Court, issued his ruling on the matter denying the petition in all respects except one. As to the one exception, the Superior Court sought clarification as to whether the transportation conformity determination used to determine the significance of the air quality impact of the interchange operations considered the impact on attainment of the state ambient air quality standard for ozone. CalTrans prepared and filed the clarification addendum sought by the Superior Court. Prior to the Superior Court’s determination of the adequacy of the clarification, El Dorado County and VRL appealed Judge Connelly’s ruling to the California Court of Appeals (“Appeals Court”) on all of the remaining issues.

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

On December 15, 2006, VRL filed two Notice of Appeals to the Appeals Court, the first one appealing Superior Court Judge Connelly’s Judgment discharging the Peremptory Writ of Mandate in the VRL and Shingle Springs Neighbors for Quality Living v. CalTrans, et al, case, and the second one appealing Judge Connelly’s (1) Order denying appellants’ Motion for Preliminary Injunction and (2) Order sustaining Respondents’ Demurrers Without Leave to Amend in the VRL, Chrysan Dosh, et al v. CalTrans, et al, case. On February 16, 2007, VRL filed a motion for stay, pending appeal with the Appeals Court seeking to stay any construction during the pendency of the appeal. On March 2, 2007, the Appeals Court denied VRL’s motion. The oral argument for the two appeals was heard on February 25, 2008. Although there is no deadline by which the Court must render its decision, a decision is expected to be rendered within 90 days.

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

WPTE litigation

On July 19, 2006, WPTE was served with a complaint filed in United States District Court, Central District of California by seven poker players. The complaint alleges, among other things, that the business practice of WPTE requiring players to execute certain participant releases, in connection with certain tournaments they film through exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players, violates antitrust laws. WPTE has issued a statement indicating its belief that the claims asserted in the complaint are misleading and without merit, and WPTE filed a response on August 24, 2006 reflecting its legal position. On March 14, 2007, the plaintiffs filed a motion for summary judgment which was ultimately denied by the Court. A trial date has been set for August 5, 2008. WPTE does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Other Litigation

Lakes and its subsidiaries (including WPTE) are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market. The high and low sales prices per share of Lakes common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 30, 2007:
High	$11.86	$13.47	$12.42	$10.02
Low	8.00	10.24	9.37	5.70
Year Ended December 31, 2006:
High	$11.20	$13.00	$12.19	$11.71
Low	6.75	9.16	7.70	9.45

On March 7, 2008, the last reported sale price for the common stock was $5.41 per share. As of March 7, 2008, Lakes had approximately 873 shareholders of record.

Lakes has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Lakes. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, Lakes’ overall financial condition, and any other factors deemed relevant by the Board of Directors.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 30, 2007.

Performance Graph

The following line-graph presents and compares cumulative, five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, a peer group index constructed by us, or issuers with similar market capitalizations. The following presentation compares our common stock price during the period from December 29, 2002, to December 30, 2007, to the NASDAQ Global Stock Market and the Russell 2000 Index.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lakes Entertainment, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/29/02 in stock or index-including reinvestment of dividends. Fiscal year ending December 30, 2007.

	Cumulative Total Return
	12/02	3/03	6/03	9/03	12/03	3/04	6/04	9/04	12/04	3/05

Lakes Entertainment, Inc.	100.00	101.87	147.97	174.29	299.13	472.31	428.60	388.22	603.45	666.79
NASDAQ Stock Market (U.S.)	100.00	99.35	120.21	133.69	149.75	150.16	154.24	144.26	164.64	151.53
Russell 2000	100.00	95.51	117.88	128.58	147.25	156.47	157.21	152.72	174.24	164.94

	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07	6/07	9/07	12/07

Lakes Entertainment, Inc.	570.48	372.29	246.34	403.04	447.86	357.84	399.70	413.04	437.49	353.03	256.71
NASDAQ Stock Market (U.S.)	155.46	164.16	168.60	179.97	167.47	174.65	187.83	188.40	201.89	210.35	205.22
Russell 2000	172.06	180.14	182.18	207.57	197.14	198.01	215.64	219.84	229.54	222.44	212.26

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of earnings (loss) data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Fiscal Year Ended or as of:
	Dec. 30,	Dec. 31,	Jan. 1,	Jan. 2,	Dec. 28,
	2007	2006	2006	2005	2003
	(1)	(2)		(3)
	(In millions, except per share amounts)

Results of Operations:
Total revenues	$28	$30	$18	$18	$4
Earnings (loss) from operations	(19)	34	(16)	(13)	(3)
Net earnings (loss) applicable to common shareholders	(15)	20	(12)	(4)	(2)
Net earnings (loss) applicable to common shareholders per share — basic	(0.63)	0.87	(0.53)	(0.18)	(0.08)
Net earnings (loss) applicable to common shareholders per share — diluted	(0.63)	0.80	(0.53)	(0.18)	(0.08)
Balance Sheet:
Cash and cash equivalents — unrestricted	$9	$10	$10	$29	$25
Total assets	256	361	231	209	174
Total long-term liabilities	7	110	10	—	—
Shareholders’ equity	207	205	178	183	162

(1)	Results for the fiscal year ended December 30, 2007 included the following significant unusual items:

•	interest income of $4.9 million resulting from the repayment of land previously purchased on behalf of the Shingle Springs Tribe;

•	loss on extinguishment of debt of $3.8 million related to the repayment of Lakes’ $105 million credit agreement; and

•	loss on abandonment of online gaming assets of $2.2 million related to WPTE.

(2)	Results for the fiscal year ended December 31, 2006 included the following significant unusual items:

•	gain of $10.2 million from the sale of WPTE’s stock in PokerTek, Inc.;

•	interest expense of $9.3 million as a result of debt outstanding during 2006; and

•	loss on extinguishment of debt of approximately $6.8 million, resulting from Lakes’ debt repayment to PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”).

(3)	Results for the fiscal year ended January 2, 2005 included the following significant unusual items:

•	impairment losses of $5.8 million on long-term assets related to the Nipmuc Nation project; and

•	other income of $11.3 million related to a settlement with Grand Casinos which resulted from a 1998 tax sharing agreement.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We are currently managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

•	We have a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago.

•	We have contracts to develop and manage the Shingle Springs Casino, which is being built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The Shingle Springs Casino is currently under construction with an anticipated opening date in late 2008.

•	We have contracts to develop and finance a casino to be built on the Rancheria of the Jamul Tribe located on Interstate 94, approximately 20 miles east of San Diego, California. The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with the CalTrans to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway, and has begun construction on their reservation of the driveway road leading to the casino site.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing the Ioway Casino Resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma. The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

We have also explored, and continue to explore, other development projects with Indian tribes. We are also involved in other business activities, including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of December 30, 2007, we owned approximately 61% of WPTE, a separate publicly-held company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE, and our revenues have been derived primarily from WPTE’s business.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, or WPT, a television show based on a series of high-stakes poker tournaments that currently airs on the Travel Channel (“TRV”) in the United States, and will begin airing on the Game Show Network (“GSN”) in March 2008, and has been licensed for broadcast globally. WPTE offers a real-money online gaming website which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE also has operations in mainland China, pursuant to its agreement with the CLSAC, where WPTE is developing and marketing the Traktor Poker Tour. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is also engaged in the sale of corporate sponsorships. WPTE has four business segments:

WPT Studios, WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of television broadcasts, international television sponsorship revenue and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 73% of total revenue. WPTE licensed Season One through Season Five of the WPT series to TRV for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, WPTE also licensed Season One of the Professional Poker Tourtm (“PPT”) television series to TRV. On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with GSN, pursuant to which GSN agreed to license from WPTE the sixth season of the WPT series for the payment of a $300,000 license fee per episode. Under the TRV Agreement, WPTE received an average of $477,000 per episode for Season Five. WPTE has license agreements for the distribution of WPT and PPT episodes into international territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

Since WPTE’s inception, fees from the TRV Agreement and an agreement with TRV relating to the PPT series have been responsible for approximately 56% of WPTE’s total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. The following table describes the timing of Seasons One through Six of the WPT series, including the delivery and exhibition of the episodes each season:

	Date	Number of
	Agreement or	Episodes
World Poker	Option for	(Including	Production Period and	Initial Telecast of
Tour Season	Season	Specials)	Delivery of Episodes	Episodes in Season

Season One	January 2003	15	February 2002 — June 2003	March 2003 — June 2003
Season Two	August 2003	25	July 2003 — June 2004	December 2003 — September 2004
Season Three	May 2004	21	May 2004 — April 2005	October 2004 — August 2005
Season Four	March 2005	21	May 2005 — April 2006	October 2005 — June 2006
Season Five	March 2006	22	May 2006 — April 2007	August 2006 — August 2007
Season Six	April 2007	23	May 2007 — July 2008	March 2008 — August 2008
			(projected)	(projected)

The agreement with TRV relating to the PPT series, which continues to cover the broadcast rights to Season One was substantially similar in structure to the TRV Agreement.

Under the WPT and PPT Agreements, TRV has the right to receive a percentage of WPTE’s adjusted gross revenues from international television licenses, product licensing and publishing, merchandising and certain other sources, after specified minimum amounts are met. For the year ended December 30, 2007, WPTE recognized $0.7 million of Travel Channel participation expense that was recorded in cost of revenues.

Since 2004, WPTE has entered into agreements for international telecast of its episodes covering over 150 countries and territories. Each of these agreements grants the international licensee an exclusive license to exhibit certain WPT and PPT episodes in the applicable territory and distribution channel for a period of time ranging from seven months to two years. In addition, certain agreements provide the licensee with either an option to license additional seasons of WPT programming on similar terms or a right of first refusal and last negotiation with respect to such programming. WPTE is also currently negotiating international telecast license agreements with some of the licensees that contain provisions for exclusivity regarding the advertisement and sponsorship of online gaming.

WPTE obtained its international license agreement for the exhibition of the WPT’s first, second and third seasons through an exclusive five-year agreement with Alfred Haber Distributions, Inc. (“Alfred Haber”). In December 2005, WPTE entered into an exclusive one-year agreement with Alfred Haber to act as WPTE’s agent in regard to the international distribution of Season Four of the WPT and Season One of the PPT. After recouping up to a certain amount of expenses, Alfred Haber receives 25% of WPTE’s gross receipts from these international licenses for WPT Seasons One through Three and 20% of WPTE’s gross receipts from WPT Season Four and PPT Season One.

In December 2006, WPTE notified Alfred Haber that they would no longer be the international distributor for WPT Season Four and PPT Season One, or for any future WPT and PPT seasons. As a result, WPTE utilizes its internal staff and resources to distribute WPT and PPT episodes into the international marketplace. During 2007, WPTE came to an arrangement with Alfred Haber where by they provide non-exclusive assistance on international licensing matters on a case-by-case basis based on substantially the same terms as the December 2005 deal.

In December 2006, WPTE signed a multi-year agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will sponsor certain international television broadcasts of the WPT and PPT. The agreement covers shows produced under WPT Seasons Four, Five, and Six and PPT Season One. The agreement helps solidify and expand the international WPT brand through PartyGaming’s extensive marketing resources, provides valuable promotional opportunities for WPTE’s online gaming site, WorldPokerTour.com, and represents another revenue stream for WPTE. PartyPoker.com receives exclusive in-show branded integration and association with a premier brand in televised poker. PartyGaming pays WPTE fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the year ended December 30, 2007, WPTE recognized revenues of $2.2 million from the PartyGaming agreement.

WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management divisions. WPTE’s branded consumer products division generates revenue principally from royalties from the licensing of WPTE’s brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products. The majority of WPTE’s product licensing revenues comes from a small number of licensees, including Hands-On Mobile, MDI and US Playing Card.

WPTE’s goal is to not only derive direct royalty revenue from its licensees, but also to build brand extensions of WPTE to ultimately drive customer growth to its key initiatives including ClubWPT.com. Brand extensions include: WPTMobile, WPT Boot Camp, WPT Amateur Poker League and WPT Cruises.

WPTE sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events. WPTE’s sponsorship program uses the professional sports model as a method to foster entitlement sponsorship opportunities and naming rights to major corporations.

Anheuser-Busch has been the largest source of revenues through its sponsorship of Seasons Two, Three, Four and Five of the WPT series on TRV. In Season Five, WPTE had two other sponsors including Xyience and Blue Diamond Almonds. WPTE recognized revenues from these agreements as the Season Five programs were broadcast.

During 2007, WPTE signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond will pay approximately $0.2 million per season. In addition, WPTE signed an agreement with Southwest Airlines to be the official airline of the WPT.

In February 2006, WPTE launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only. Some of the ways customers will be able to incorporate the WPT into their events are for sales meetings, product launches, vendor programs, incentive programs and client parties.

WPT Online includes the international real money gaming website at WorldPokerTour.com and domestic website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which launched in January 2008.

In 2005, WPTE began operating its online gaming business at WPTOnline.com through a license agreement with WagerWorks, Inc. (“WagerWorks”), under which WPTE licensed its brand to WagerWorks and WagerWorks shared with WPTE a percentage of all net revenue collected from the operation of the online poker room and online casino.

In 2006, WPTE decided to commission the development of its own software for WPTE’s online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC, and hired approximately 30 employees in Israel to develop the software and support infrastructure. However, on April 23, 2007, WPTE entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic. Additionally, in June 2007, WPTonline.com ceased operations and the relationship with WagerWorks, Inc. was terminated. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software (effectively stopping the development of WPTE’s own online gaming site), WPTE wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off of assets, WPTE curtailed its Israel operations and closed one of its two offices during the second quarter of 2007 and in the fourth quarter of 2007, WPTE closed the remaining office in Israel.

Pursuant to the Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for a percentage of the revenue generated from the site. WPTE is entitled to approximately 80% of net gaming revenues, as defined below, from the operation of the site. Under the Agreement, WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic pursuant to which players are able to play on WPTE branded gaming site on the Network.

On June 14, 2007, CryptoLogic delivered the poker software to WPTE and the online poker room became operational on June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games (the “Initial Casino”). Pursuant to the Agreement WPTE was granted an option, exercisable at any time prior to July 1, 2008, to require CryptoLogic to provide WPTE customers with access to a full suite of casino games (the “Full Casino”) within three months of such notice. WPTE has now executed an amendment to the Agreement, effective March 5, 2008, exercising its option for the Full Casino with an annual minimum guarantee payable to CryptoLogic from WPTE of approximately $0.8 million, and WPTE is also exercising its option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $0.1 million. In a separate amendment to the agreement dated March 5, 2008, WPTE agreed to extend the term of the License Agreement with CryptoLogic an additional year (now ending June 30, 2011) and received favorable rates as described below.

WPTE is entitled to the following percentages of net gaming revenue: (a) 100% of the first $37,500 per month, (b) 79% of revenue in excess of $37,500 but less than $500,000 per month; and (d) 80% of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon launch of the Full Casino, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. In 2007, WPTE had a shortfall of approximately $183,000, which will be netted against future settlements from CryptoLogic.

If, at any time after the nine month anniversary of the go-live date, monthly gaming revenues fall below $0.5 million for three consecutive months, CryptoLogic has the right to terminate the Agreement on 90 days written notice. However, WPTE may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

For the year ended December 30, 2007, WPTE’s online gaming business generated approximately $1.1 million in revenues, compared to costs of revenues of approximately $0.8 million. Online revenues are presented gross of WagerWorks and CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons.

The domestic website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT which launched in January 2008. ClubWPT includes an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and is currently offered in 38 states. ClubWPT offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month which could include a $10,000 seat into a WPT televised main event. Other high-end prizes include electronics, shopping sprees, cruises and jewelry. Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

Other benefits offered by ClubWPT include a subscription to All-In Magazine, the world’s only magazine dedicated to both poker and blackjack, as well as the Las Vegas Advisor and over 150 coupons from 64 Las Vegas properties covering everything from room rate bargains, free meals, 2-for-1 show tickets, and other benefits.

WPTE uses a third party service provider, Ultimate Blackjack Tour, LLC (“UBT”), to operate its subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. In return for UBT’s services, UBT earns a percentage of net revenues which is calculated as subscriber fees less certain costs (which are allocated on a customer-by-customer basis) including chargebacks, prize pool, club content, financial charges and compliance fees.

WPTE’s marketing message to drive players online is consistent with its message across all aspects of WPT. WPTE will target the “everyday man” who wants to live the poker dream of becoming the next “WPT Poker Made Millionaire.” To support this campaign, WPTE has partnered with Antonio Esfandiari, a well-known professional poker player and WPT Champion, who has joined WPTE as the face of the WPT Poker-Made Millionaire. WPTE entered into a three year agreement with Esfandiari, pursuant to which he will be WPTE’s spokesperson for both online gaming and ClubWPT.com and will represent WPTE in tournaments and events around the world. In return for Esfandiari’s services, WPTE will pay an annual retainer, tournament participation costs and tournament bonuses based on performance (i.e. final table appearances).

Additionally, in January 2008, WPT partnered with STATS — the company that provides data collection and analysis for 85 sports leagues, including Major League Baseball, the National Football League, and the National Basketball Association — to deliver what WPTE believes is the first ever in-depth analyses and strategic breakdowns for the poker industry. STATS will compile data from every final table hand played in every televised WPT tournament to detail each individual player’s style of play, situational analysis, breakdowns, trends, and more, allowing poker fans and players to study intricacies of the game in ways we believe were never available before.

On July 12, 2006, WPTE entered into and executed a licensing agreement with Cecure Gaming (“Cecure”), formerly 3G Scene Limited, pursuant to which WPTE granted Cecure a non-exclusive license to use the WPT brand in conjunction with the promotion of its real-money mobile gaming applications. Cecure has developed software and other products that enable it or its licensees to offer gaming services to customers via mobile devices. Pursuant to the agreement, Cecure will offer real-money mobile games solely in jurisdictions where such gaming is not restricted. In consideration for the license, WPTE is entitled to 50% of Cecure’s net revenues. On July 31, 2006, WPTE paid approximately $2.9 million in cash to acquire an approximate 10% ownership interest in Cecure. No revenue related to Cecure has been recognized.

WPT China.  On August 6, 2007, WPTE entered into a cooperation agreement (the “Cooperation Agreement”) with the CLSAC, a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation Agreement, WPTE has the right to brand and exploit the China National Traktor Poker Tour (the “Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media and WPTE expects the largest opportunities to stem from online and mobile subscriptions. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, WPTE pays a yearly fee to the CLSAC, which started at approximately $0.5 million for the first year and increases by ten percent annually for the remaining four years of the term.

On October 12, 2007, WPTE officially launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu. By March 2008, WPTE has completed the 15 regional preliminary tournaments with all events filled to capacity. The Traktor Poker Tour Season One champion will be crowned at the championship event in mid-2008 and WPTE expects the event to be televised on a major Chinese broadcaster.

Results of operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 30, 2007.

Fiscal year ended December 30, 2007 (“fiscal 2007”) compared to fiscal year ended December 31, 2006 (“fiscal 2006”)

Revenues.  Total revenues were $28.5 million for fiscal 2007 compared to $29.9 million for fiscal 2006 a decrease of $1.4 million, or 5%. Revenues for both years were derived primarily from WPTE operations. Domestic television license revenues decreased $7.2 million in fiscal 2007 compared to the prior fiscal year. The decrease was primarily a result of the delivery of 17 episodes of Season Five and five episodes of Season Six of the WPT television series in fiscal 2007 (22 total episodes) versus delivery of 16 episodes of Season Four and five episodes of Season Five of the WPT television series and 24 episodes of the PPT television series in fiscal 2006 (45 total episodes). Although there was an increase in international television distribution agreements, international television licensing revenues decreased by $0.7 million in fiscal 2007 compared to fiscal 2006 as a result of lower television licensing fees per territory, which was primarily due to WPTE’s online gaming competitors producing lower cost programming and adding pressure for WPTE to accept decreased license fees or no fees. The decreased international television licensing revenues were offset by increased event hosting and sponsorship revenues of $2.2 million primarily due to international television sponsorship revenues that did not exist in the prior year. Product licensing revenues increased $0.3 million in fiscal 2007 compared to fiscal 2006 primarily due to higher interactive gaming revenues. Online gaming decreased $2.0 million primarily due to lower levels of player activity versus the prior year, as well as WPTE ceasing operations on the WagerWorks network while transitioning WPTE online gaming operations to CryptoLogic.

Lakes’ casino management fees were $6.6 million during fiscal 2007 compared to casino management and consulting fees of $0.6 million during fiscal 2006. Lakes’ casino management fees during fiscal 2007 related to fees from the management of the Four Winds Casino Resort for approximately five months and the Cimarron Casino for the full fiscal year. Lakes’ casino management and consulting fees during fiscal 2006 primarily related to fees from the Cimarron Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $40.1 million for fiscal 2007 compared to $35.2 million for fiscal 2006. Approximately $4.1 million of the increase related to WPTE and was primarily due to WPTE’s efforts to develop its online gaming business including costs to develop infrastructure prior to entering into an agreement with Cryptologic and headcount costs associated with WPTE’s Israel operations. Increases in costs were also associated with the development of the Traktor Poker Tour in China, which included sponsorship costs paid to the CLSAC. Infrastructure and development costs associated with WPTE’s non-gaming website at Worldpokertour.com and ClubWPT.com also contributed to the increase in costs. The remaining increase of $0.8 million related to additional costs associated with increased development and management activities related to Lakes’ Indian casino projects. For fiscal 2007, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $10.3 million including share-based compensation expense for all share-based payment awards, travel-related costs of $2.5 million and professional fees of $3.3 million.

Production costs.  Production costs decreased by approximately $2.1 million in fiscal 2007 compared to fiscal 2006. The decrease was primarily a result of a decrease in production costs of $1.6 million as WPTE delivered fewer episodes in fiscal 2007 versus fiscal 2006. Additionally, online gaming costs decreased $0.9 million in fiscal

2007 versus fiscal 2006 due to lower revenues. The decreased costs were offset by $0.6 million of costs related to international television sponsorship revenues, which did not exist in the prior year.

Gross margins.  WPTE’s overall gross margins were 62% in fiscal 2007 compared to 65% in fiscal 2006. Domestic television licensing margins were 40% in fiscal 2007 compared to 56% in fiscal 2006. The decrease was principally because of the delivery of 24 episodes of the PPT television series in fiscal 2006 for which production costs had been expensed in an earlier period. In addition, online gaming contributed to the overall lower margin in fiscal 2007 as a result of an amendment of the agreement with WagerWorks, which significantly increased the percentage of revenues paid to that party. The decreased margins were offset by higher margins from international television sponsorship revenues in the 2007 period.

Loss on abandonment of online gaming assets.  During the second quarter of 2007, WPTE wrote off approximately $2.3 million in online gaming assets as a result of terminating development of the stand-alone online gaming platform WPTE was developing based on CyberArts software.

Impairment losses.  Net impairment losses were $0.3 million in fiscal 2007 and $1.2 million in fiscal 2006. Impairment losses in fiscal 2007 related to the Trading Post casino project with the Pawnee Nation and impairment losses in fiscal 2006 related to the Chilocco Casino and Travel Plaza casino projects also with the Pawnee Nation. Lakes previously announced on December 1, 2006 that the Business Council declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino as a result of a change in the Business Council’s membership, resulting in a material cessation of activity between the Pawnee Nation and Lakes. On December 19, 2007, Lakes received a copy of a letter from the Pawnee Nation’s legal counsel that formally terminated the relationship between the Pawnee Nation and Lakes.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $2.8 million for fiscal 2007. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. Amortization of intangible assets related to the Indian casino projects for fiscal 2006 was not material.

Net realized and unrealized gains on notes receivable.  Net realized and unrealized gains on notes receivable were $7.2 million and $51.7 million for fiscal 2007 and fiscal 2006, respectively. Net realized and unrealized gains are the result of adjustment of notes receivable related to Tribal casino projects to their estimated fair value based upon current Tribal casino project status. Net realized and unrealized gains in fiscal 2007 related primarily to our notes receivable from the Shingle Springs Tribe, which were partially offset by unrealized losses from our notes receivable from the Jamul Tribe. The unrealized gains associated with our notes receivable from the Shingle Springs Tribe were primarily the result of the close of third party financing by the Shingle Springs Tribe in June of 2007, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe as well as continued progress on the construction of this project, which is currently within budget and on schedule. The result was an unrealized gain of approximately $8.9 million during fiscal 2007. The decrease in fair value of the notes receivable from the Jamul Tribe relates primarily to an increase in the discount rate due to a decrease in estimated operating results from the casino operation once open. The result was an unrealized loss of approximately ($2.7) million during fiscal 2007.

Net unrealized gains in fiscal 2006 related primarily to our notes receivable from the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Kickapoo Tribe. Of the $51.7 million in net unrealized gains on notes receivable during fiscal 2006, approximately $36.0 million was related to the casino development project with the Pokagon Band. The unrealized gains on the Pokagon notes receivable resulted from a combination of favorable events occurring during fiscal 2006, including the NIGC’s approval of the management contract between us and the Pokagon Band. Additionally, an affiliate of the Pokagon Band closed on a $305 million senior note financing in addition to a $75 million financing commitment for furniture, furnishings and equipment to fund the Four Winds Casino Resort project. Construction on this project also began during June of 2006. All of these favorable events increased the probability of opening of the project and contributed to an increase in fair value of our notes receivable from the Pokagon Band which resulted in unrealized gains on notes receivable related to this project of approximately $20.0 million through the end of the third quarter of fiscal 2006.

In addition, during March of 2007 we contracted with a group of investors for their participation in the loans we made to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the notes receivable as of the settlement date. Accordingly, as of December 31, 2006, the Pokagon notes receivable were adjusted to the negotiated participation price which resulted in unrealized gains of approximately $16.3 million during the fourth quarter of fiscal 2006. This participation arrangement was accounted for as a sale during fiscal 2007. The sale has no effect on our management contract for the Four Winds Casino Resort.

Also contributing to net unrealized gains on notes receivable during fiscal 2006 were unrealized gains related to our casino development project with the Shingle Springs Tribe. These unrealized gains of approximately $11.6 million were primarily related to favorable events occurring during fiscal 2006 which increased the estimated probability of opening of the project. Most notably, during September of 2006, the Shingle Springs Tribe reached an agreement with El Dorado County (the “County”) that will provide the County with certain funding from the planned Shingle Springs Tribe casino operations. In exchange, the County agreed to seek dismissal of all of its existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe interchange and casino projects. In November of 2006, the Superior Court of California, County of Sacramento (the “Court”) issued its decision upholding the SEIR pertaining to the CalTrans proposed interchange that will connect Highway 50 to the Shingle Springs Tribe’s Rancheria. The Court’s decision effectively dismissed the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. VRL has filed an appeal. The Court denied VRL’s request to stay the project, and on March 2, 2007, the Appeals Court denied VRL’s motion which sought to delay the project until VRL’s appeal is heard. The oral argument for the two appeals was heard on February 25, 2008. Although there is no deadline by which the Court must render its decision, a decision is expected to be rendered within 90 days.

Based on meetings between the Jamul Tribe and the State of California, Lakes and the Jamul Tribe re-evaluated the Jamul Tribe’s alternatives for its casino project. The proposed gaming facility has been reduced in size and scope. As a result, during the fourth quarter of fiscal 2006, we recorded unrealized losses on our notes receivable related to the Jamul Tribe project of approximately $6.3 million, which reduced the overall fiscal 2006 net unrealized gains on notes receivable related to this project to approximately $2.0 million.

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

Other income (expense).  Other income (expense) for fiscal 2007 was $3.8 million compared to ($3.2) million for fiscal 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in June of 2007. In March 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. This participation arrangement was accounted for as a sale during 2007. Lakes’ then existing $105 million credit agreement was repaid with proceeds from the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during March of 2007. In February 2007, we registered for resale the shares underlying the warrant issued to PLKS. As a result, the related warrant liability was adjusted to its estimated fair value at that time, which resulted in a decrease to interest expense of approximately $2.3 million for fiscal 2007.

In the second quarter of 2006, we refinanced substantially all of our long-term debt. As a result, we wrote-off the unamortized portion of the debt discount related to the issuance of common stock warrants ($4.3 million) as well as unamortized closing costs ($2.5 million), resulting in a loss on extinguishment of debt of approximately $6.8 million. This activity was offset by a WPTE gain on sale of securities of approximately $10.2 million related to a sale of WPTE’s shares of common stock of PokerTek. Interest expense was impacted as a result of an increase in the estimated fair value of our warrant liability of approximately $1.1 million during 2006.

Income Taxes.  The income tax provision was $2.3 million in fiscal 2007 compared to $8.2 million in fiscal 2006. The fiscal 2007 provision consisted of $2.4 million related to Lakes and a benefit of ($0.1) million related to WPTE. The effective tax rates for fiscal 2007 and fiscal 2006 were 15.5% and 26.5%, respectively.

Lakes’ income tax provision in fiscal 2007 consists primarily of a valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized through future sales of WPTE common stock as described below, and approximately $1.1 million of interest on a Louisiana tax audit matter (Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). These items were partially offset by the recognition of an income tax benefit of approximately $1.7 million related to the settlement of an IRS tax audit matter (Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Lakes’ fiscal 2006 income tax provision consists primarily of approximately $2.0 million related to the IRS tax audit matter, approximately $2.4 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe and approximately $1.1 million of interest on a Louisiana tax audit matter. These items were partially offset by the recognition of a benefit of approximately $2.0 million related to the write-off of long-term assets related to the Chilocco and Travel Plaza casino development projects with the Pawnee Nation during fiscal 2006.

Lakes has deferred tax assets related to capital losses of approximately $8.1 million as of December 30, 2007. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. We believe that we will have capital gains in future years to utilize a portion of these benefits due to significant appreciation in our investment in WPTE, which has a minimal cost basis. We own approximately 12.5 million shares of WPTE common stock valued at approximately $21 million as of December 30, 2007, based upon the closing stock price as reported by the NASDAQ Global Market. However, during fiscal 2007, we have recorded a valuation allowance against the portion of the capital losses that are not expected to be covered by future sales of WPTE based on the price of WPTE’s common stock at December 30, 2007, combined with volume restrictions on how many shares we can sell, and we will monitor and adjust this valuation allowance on a quarterly basis, if necessary. As of December 30, 2007, a valuation allowance of $3.2 million was recorded, resulting in net deferred tax assets related to capital losses of $4.9 million.

Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at December 30, 2007 and December 31, 2006. We evaluated all evidence and determined net losses (excluding net realized and unrealized gains on notes receivable, which are not considered verifiable evidence of future taxable income) generated over the past five years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects. Therefore, we have recorded a 100% valuation allowance against these items at December 30, 2007, and December 31, 2006, as management has concluded that is it more likely than not that the tax benefits will not be realized in the foreseeable future.

Minority interest.  The minority interest in WPTE’s net earnings (loss) was approximately ($3.7) million and $3.0 million for fiscal 2007 and fiscal 2006, respectively. WPTE’s net earnings (losses) were ($9.6) million and $7.8 million for fiscal 2007 and fiscal 2006, respectively.

Outlook.  Historically, Lakes’ revenues have primarily come from WPTE. During fiscal 2008, Lakes also expects significant revenues from the management of Indian casino properties, including the Four Winds Casino Resort, which opened in August of 2007. However, due to the relatively short operating history of the casinos we currently manage, we do not plan to provide revenue guidance for Lakes.

We currently plan for selling, general and administrative expenses excluding WPTE to remain relatively flat for 2008 with anticipated increases in travel-related and payroll-related areas expected to be offset for the most part by projected decreases in professional fees.

In addition, we currently expect amortization of intangible assets related to Indian casino projects to increase in 2008 to approximately $7.2 million, as a result of a full year of amortization expense associated with the Four Winds Casino Resort in 2008.

For the first quarter of 2008, WPTE expects revenues to be in the range of $4.5 — $5.0 million. WPTE also expects:

•	To deliver a total of 18 episodes of Season Six of the WPT television series in 2008: seven episodes in the first quarter, with the remaining 11 to be delivered during the second and third quarters of fiscal 2008.

•	Lower gross margins for domestic television as a result of the terms of the agreement with GSN.

•	To recognize host fee and sponsorship revenues as WPT domestic episodes are aired during the first, second and third quarters of fiscal 2008.

•	To launch Season Two of the Traktor Poker Tour and begin to recognize revenue from China-related activities by the fourth quarter of 2008.

•	Moderate progress in online gaming in the first quarter of 2008.

Regarding expenses, WPTE expects year-over-year overall selling, general and administrative expenses to increase as a result of a full-year of China related operations and higher sales and marketing costs as WPTE invests in marketing its online gaming business and ClubWPT. General and administrative costs, a component of overall selling, general and administrative expenses, are projected to slightly decrease as WPTE has implemented cost cutting initiatives during 2007 and believe it has previously made the necessary investments to scale its core businesses.

Fiscal 2006 compared to fiscal year ended January 1, 2006 (“fiscal 2005”)

Revenues.  Total revenues were $29.9 million for fiscal 2006 compared to $18.2 million for fiscal 2005 an increase of $11.7 million, or 61%. Revenues for both years were derived primarily from WPTE operations. Domestic television license fees increased $9.2 million in fiscal 2006 compared to the prior fiscal year. The increase is primarily due to the delivery of 24 episodes of Season One of the PPT television series versus no episodes of the PPT delivered in the prior fiscal year, combined with the delivery of 16 episodes of Season Four of the WPT television series and five episodes of Season Five of the WPT in fiscal 2006 (21 total episodes) compared to 13 episodes of Season Three of the WPT and five episodes of Season Four of the WPT in fiscal 2005 (18 total episodes). Online gaming, host fees, sponsorship and merchandise revenues also increased $3.0 million in fiscal 2006 compared to fiscal 2005, of which $2.3 million is due to increased online gaming revenues, as WPTE had higher levels of player activity during fiscal 2006 compared to fiscal 2005, as well as increased sponsorship fees for Season Four of the WPT versus Season Three of the WPT. Product licensing revenues decreased $1.1 million in fiscal 2006 compared to fiscal 2005. The decrease was primarily due to lower revenues from US Playing Card, Jakks Pacific and MDI. The decreases were a result of lower demand for chip sets and plug and play games in the consumer marketplace, as well as fewer states running its lottery ticket program. The decreased revenues were partially offset by increased mobile gaming sales from Hand-On Mobile.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $35.2 million for fiscal 2006 compared to $28.6 million for fiscal 2005. Selling, general and administrative expenses increased $6.6 million in fiscal 2006 compared to fiscal 2005. This increase was primarily due to the adoption of Statement of Financial Accounting Standard (“SFAS”) SFAS No. 123R, Share-Based Payment-Revised 2004 (“SFAS No. 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including stock options based on estimated fair values. For fiscal 2006, share-based compensation expense recognized under SFAS No. 123R related to employee and director stock options was approximately $6.2 million, of which approximately $3.5 million related to WPTE and $2.7 million related to Lakes. There was no share-based compensation expense related to employee and director stock options and stock purchases recognized during fiscal 2005, pursuant to the accounting guidance in effect during that time period. Additional headcount and related costs also contributed to the increase in general and administrative expenses. These increased costs were partially offset by decreased sales and marketing expenses as a result of reduced online gaming marketing efforts and lower commissions paid to WPTE’s third-party licensing agent for consumer product licensing.

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

Gross margins.  WPTE’s overall gross margins were 65% in fiscal 2006 compared to 45% in fiscal 2005. Domestic television licensing margins were 56% in fiscal 2006 compared to negative 9% in fiscal 2005, with the increase primarily due to the recognition of a larger portion of PPT production costs in fiscal 2005, since no distribution deal had been reached during the early stages of production, combined with increased PPT revenues as a result of the delivery of 24 episodes versus no episodes being delivered in fiscal 2005. In addition, increased revenues from online gaming, sponsorship fees, and international distribution license fees helped contribute to the favorable gross margins in fiscal 2006.

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

In addition, during March of 2007 Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the notes receivable as of the settlement date. Accordingly, as of December 31, 2006, the Pokagon notes receivable were adjusted to the negotiated participation price which resulted in unrealized gains of approximately $16.3 million during the fourth quarter of fiscal 2006. This participation arrangement will be accounted for as a sale during fiscal 2007. The sale has no effect on Lakes’ management agreement for the Four Winds Casino Resort project.

Also contributing to net unrealized gains on notes receivable during fiscal 2006 were unrealized gains related to the casino development project with the Shingle Springs Tribe. These gains of approximately $11.6 million were primarily related to favorable events occurring during fiscal 2006 which increased the estimated probability of opening of the project. Most notably, during September of 2006, the Shingle Springs Tribe reached an agreement with the County that will provide the County with certain funding from the planned Shingle Springs Tribe casino operations. In exchange, the County agreed to seek dismissal of all of its existing litigation against the Shingle Springs Tribe and formally support the Shingle Springs Tribe interchange and casino projects. In November of 2006, the Court issued its decision upholding the SEIR pertaining to CalTrans proposed interchange that will connect Highway 50 to the Shingle Springs Tribe’s Rancheria. The Court’s decision effectively dismissed the VRL lawsuit against CalTrans, the Shingle Springs Tribe and Lakes. VRL has filed an appeal. The Court denied VRL’s request to stay the project, and on March 2, 2007, the Appeals Court denied VRL’s motion which sought to delay the project until VRL’s appeal is heard.

Based on meetings between the Jamul Tribe and the State of California, Lakes and the Jamul Tribe re-evaluated the Jamul Tribe’s alternatives for its casino project. The proposed gaming facility has been reduced in size and scope. As a result, during the fourth quarter of fiscal 2006, Lakes recorded unrealized losses on notes receivable related to the Jamul Tribe project of approximately $6.3 million, which reduced the overall fiscal 2006 net unrealized gain on notes receivable related to this project to approximately $2.0 million.

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

Lakes’ provision of 19.2% in fiscal 2006 consists primarily of approximately $2.0 million related to an IRS tax audit matter, approximately $2.4 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe and approximately $1.1 million of interest on a Louisiana tax audit matter. These items were partially offset by the recognition of a benefit of approximately $2.0 million related to the write-off of long-term assets related to the Chilocco and Travel Plaza casino development projects with the Pawnee Nation during fiscal 2006. Lakes’ fiscal 2005 income tax benefit of 12.2% was primarily related to the recognition of a benefit of approximately $2.4 million related to the write-off of the long-term assets related to the casino development project with the Kickapoo Tribe.

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

Liquidity and Capital Resources

At December 30, 2007, we had $9.2 million in cash and cash equivalents. Of this $5.3 million related to Lakes and $3.9 million related to WPTE. We also had $53.5 million in short-term investments in marketable securities of which $30.5 million related to Lakes and $23.0 million related to WPTE. WPTE cash and short-term investments will not be used in Lakes’ business. All of Lakes’ short-term investments in marketable securities and $7.8 million of WPTE’s short-term investments in marketable securities were ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under FFELP, and all had credit ratings of AAA or Aaa when purchased. Neither Lakes nor WPTE own any other type of ARS investments. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

The interest rates on these ARS are reset every 7 to 35 days by an auction process. Historically, these types of ARS investments have been highly liquid. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by us failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. Account statements for February 2008 received from the firms managing our investments indicated no decrease in the fair-value of these securities and that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, we are in the process of evaluating the extent of any impairment in our ARS investments resulting from the current lack of liquidity; however, we are not yet able to quantify the amount of impairment, if any, that may occur in the foreseeable future. Lakes currently expects to be able to obtain funds in order to fulfill its future liquidity needs if it is unable to liquidate its ARS investments by mid-2008 as needed, and is exploring several financing alternatives. However, we cannot assure you that such financing will be available or that such financing will not be dilutive to our stockholders. WPTE does not believe that any lack of liquidity during the next 12 months relating to this matter will have an impact on its ability to fund its operations.

Regarding the balance sheet classification as of December 30, 2007, we believe that we have appropriately classified all ARS as short-term as all securities experienced a successful auction with no failures during the month of January and certain ARS were liquidated. If the liquidity issues persist through the end of the first quarter of 2008, we intend to reclassify these investments to non-current.

Lakes is currently managing the Cimarron Casino for the Iowa Tribe and the Four Winds Casino Resort for the Pokagon Band. Lakes expects that cash, cash equivalents, financing alternatives discussed above and/or access to its investments in marketable securities depending on the status of their liquidity, as well as funds generated from operations will be sufficient to fund our working capital requirements for at least the next 12 months. However, Lakes may from time to time seek additional capital to fund its development costs which will require Lakes to obtain additional sources of financing. If the financing is in the form of equity financing it will be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.

WPTE intends to use funds currently on hand for working capital and capital expenditures associated with the expansion of WPTE media, online gaming and other businesses and for general corporate purposes. WPTE anticipates that sales and marketing costs will increase significantly in upcoming quarters as WPTE markets its real money online gaming website and its subscription-based online site, ClubWPT.com. In addition, WPTE intends to invest significantly in international expansion, including developing and marketing the Traktor Poker Tour. WPTE expects that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund WPTE’s working capital and capital expenditure requirements for at least the next 12 months even considering the current liquidity issues with ARS. If these securities remain illiquid for a period greater than 12 months, then WPTE may be required to seek additional working capital to fund its operations or fund its expansion plans. To raise working capital, WPTE may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been Lakes’ major use of cash over the past three years, in addition to on-going corporate costs. These loans to our tribal partners are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

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

The following table summarizes the remaining contractual obligations as of December 30, 2007 (in millions):

	Payment Due by Period
		Less Than			More Than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	9.3	1.9	3.7	3.7	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes operating lease(6)	4.2	0.4	0.4	0.4	3.0
WPTE operating leases(7)	3.1	0.9	1.8	0.4	—
WPTE purchase obligations(8)	3.4	2.0	1.4	—	—

	$20.0	$5.2	$7.3	$4.5	$3.0

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 30, 2007.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provided for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project. The transition loan remains outstanding as of December 30, 2007. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

(4)	Upon opening of the Four Winds Casino Resort, we became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with our obtaining the management contract with the Pokagon Band. The payment is payable quarterly for five years. We are also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract which commenced when the casino opened. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these obligations have been recorded at their net present value, with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreement. During 2006, the Lyle Berman Family Partnership purchased a portion of the first obligation discussed above from the unrelated third party. (Note 14 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate up to approximately $33,000 over the remaining lease term. The lease obligations presented also include rent payments for WPTE’s office facility in London. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations includes the operational expenses associated with the development of WorldPokerTour.com. These obligations relate to the gaming and non-gaming aspects of the website. Additionally included in purchase obligations are open purchase orders of approximately $0.5 million as of December 30, 2007; a three year base retainer with Antonio Esfandiari, who will serve as WPTE’s spokesperson for both online gaming and ClubWPT.com; and minimum guaranteed revenue to CryptoLogic associated with the Initial Casino of $0.5 million per year or $0.1 million per quarter. Upon launch of the Full Casino, projected to be delivered by June 2008, CryptoLogic will be entitled to a minimum revenue guarantee of $0.8 million per year or $0.2 million per quarter.

We have incurred cumulative development and land development costs of approximately $6.4 million and $2.9 million, respectively, relating to the development of a Company-owned non-Indian casino in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009.

Critical accounting policies and estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs, income taxes, share-based compensation and derivative financial instruments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition:  Revenue from the management, development, and financing of, and consulting with, Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Accounting for long-term assets related to Indian casino projects.”

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

In accordance with the terms of the WPT agreements, WPTE recognized domestic television license revenues upon the receipt and acceptance of completed episodes by TRV and GSN. However, due to restrictions and practical limitations applicable to WPTE’s operating relationships with foreign networks, WPTE does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue unless the payment has been received. Additionally, WPTE presents certain international distribution license fee revenues net of the distributor’s fees, as the distributor is the primary obligor in the transaction with the ultimate customer pursuant to Emerging Issue Task Force (“EITF”) 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

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

Online gaming revenues are recognized monthly based on detailed statements received from WagerWorks and CryptoLogic, WPTE’s online gaming service providers during 2007, for online poker and casino activity. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain cash promotional expenses related to free bets and deposit bonuses along with customer charge backs as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Deferred television cost:  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as, office facilities and insurance. Shared facility costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. WPTE does not currently have any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. WPTE management estimates that 100% of the $2.2 million in capitalized deferred television costs at December 30, 2007, are expected to be expensed in connection with episode deliveries by the end of fiscal 2008, and are therefore presented as current assets.

Share-based compensation expense:  On January 2, 2006, we adopted the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“SFAS”) No. 123(R) (“SFAS 123R”), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values. In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123R and we have applied certain provisions of SAB 107 in our adoption of SFAS 123R.

SFAS No. 123R requires us to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of earnings (loss) and comprehensive earnings (loss). SFAS No. 123R supersedes our previous accounting under the provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”). As permitted by SFAS No. 123, we measured compensation cost for options granted prior to January 2, 2006, in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, no accounting recognition is given to stock options granted at fair market value until they are exercised. Upon exercise, net proceeds, including tax benefits realized, are credited to equity.

We adopted SFAS No. 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 2, 2006, the first day of our fiscal year 2006. In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in our consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $4.4 million and $6.2 million for fiscal 2007 and fiscal 2006, respectively. Fiscal 2006 included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during fiscal 2005.

Upon adoption of SFAS No. 123R, we continued the use of the Black-Scholes option pricing method that we had used to establish fair value of options granted prior to January 2, 2006. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Income taxes:  We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be recovered from future taxable income and establish a valuation allowance when management believes recovery is not likely.

A discussion of the effects of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of fiscal 2007 is included in Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Derivative financial instruments:  From time to time we may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. We do not enter into derivative transactions for speculative purposes.

Changes in the fair value of the instruments are reflected in accumulated other comprehensive earnings (loss) until the hedged item is recognized in earnings. Changes in estimated fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.

Long-term assets related to Indian casino projects:

Notes receivable.  We have formal procedures governing our evaluation of opportunities for potential Indian-owned casino development projects that we follow before entering into agreements to provide financial support for the development of these projects. We determine whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. We initially evaluate the following factors involving critical milestones that affect the probability of developing and operating a casino:

•	Has the U.S. Government’s Bureau of Indian Affairs federally recognized the tribe as a tribe?

•	Does the tribe hold or have the right to acquire land to be used for the casino site?

•	Has the Department of the Interior put the land into trust for purposes of being used as a casino site?

•	Has the tribe entered into a gaming agreement with the state in which the land is located, if required by the state?

•	Has the tribe obtained approval by the National Indian Gaming Commission of the management agreement?

•	Do other legal and political obstacles exist that could block development of the project and, if so, what is the likelihood of the tribe successfully prevailing?

•	The financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to Lakes, including whether the project would be a financing, development and/or management opportunity.

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12, Recognition of Interest Income and balance Sheet Classification of Structured Notes (“EITF No. 96-12”). Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of earnings (loss) and comprehensive earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114 Accounting by Creditors for Impairment of a Loan.

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we will amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

Land held for development.  Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, we have the right to sell it. We evaluate these assets for impairment in combination with intangible assets related to acquisition of management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other.  Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts are allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects. See Note 14 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

The consolidated balance sheets as of December 30, 2007 and December 31, 2006 include long-term assets related to Indian casino projects of $157.5 million and $243.8 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	December 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$53,592	$21,406	$3,797	$78,795
Intangible assets related to Indian casino projects	30,775	21,923	11,972	1,240	65,910
Land held for development	—	—	6,783	848	7,631
Other	60	767	1,061	3,288	5,176

	$30,835	$76,282	$41,222	$9,173	$157,512

	December 31, 2006
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$100,544	$40,912	$20,754	$2,098	$164,308
Intangible assets related to Indian casino projects	23,573	20,387	9,760	559	54,279
Land held for development	—	8,739	6,710	1,341	16,790
Other	60	2,041	2,207	4,142	8,450

	$124,177	$72,079	$39,431	$8,140	$243,827

The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are estimated casino opening date, projected pre- and post-opening date interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted-average of three scenarios: a base case (which is based on our forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of December 30, 2007	As of December 31, 2006

Face value of note (principal and interest)	$67,585	$55,942
	($47,632 principal and $19,953 interest)	($42,310 principal and $13,632 interest)
Estimated months until casino opens (weighted average of three scenarios)	12 months	28 months
Projected interest rate until casino opens	9.12%	9.98%
Projected interest rate during the loan repayment term	10.16%	9.76%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	—
Projected repayment terms of note(**)	—	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%

(*)	Note is payable in evenly monthly installments over the course of the management agreement subsequent to the casino opening.

(**)	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

See also the discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of December 30, 2007	As of December 31, 2006

Face value of note (principal and interest)	$42,426	$32,952
	($30,114 principal and $12,312 interest)	($24,509 principal and $8,443 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	9.12%	9.98%
Projected interest rate during the loan repayment term	10.46%	9.76%
Discount rate	20.00%	15.75%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

The following table represents a sensitivity analysis prepared by Lakes of the notes receivable from the Jamul Tribe and Shingle Springs Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Fiscal 2007	Sensitivity Analysis
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Shingle Springs Tribe	$53,592	$50,732	$50,998	$48,275	$56,452	$56,316	$59,319
Jamul Tribe	$21,406	$20,151	$19,540	$18,395	$22,661	$23,450	$24,826

	$74,998	$70,883	$70,538	$66,670	$79,113	$79,766	$84,145

	Fiscal 2006	Sensitivity Analysis
	Fair Value	5% Less	One Year		5% Increased	One Year
	Notes Receivable	Probable	Delay	Both	Probability	Sooner	Both
				(In thousands)

Shingle Springs Tribe	$40,912	$38,469	$39,269	$36,923	$43,355	$42,623	$45,166
Jamul Tribe	$20,754	$19,548	$19,815	$18,664	$21,960	$21,738	$23,002

	$61,666	$58,017	$59,084	$55,587	$65,315	$64,361	$68,168

The assumption changes used in the sensitivity analysis above are hypothetical. The effect of the variation in the probability assumption and estimated opening date on the estimated fair value of the notes receivable from Indian tribes was calculated without changing any other assumptions; however, in reality, changes in these factors may result in changes in another. For example, the change in probability could be associated with a change in discount rate, which might magnify or counteract the sensitivities.

The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of December 30, 2007 and December 31, 2006. The notes receivable are carried on the consolidated balance sheets as of December 30, 2007 and December 31, 2006 at their estimated fair values of $78.8 million and $63.8 million, respectively.

	As of December 30, 2007
	Shingle
	Springs	Jamul
Advances Principal Balance	Tribe	Tribe	Other	Total

Note receivable, pre-construction(a),(c)	$47,632	$29,164	$3,490	$80,286
Note receivable, land(b),(c)	—	950	986	1,936

	$47,632	$30,114	$4,476	$82,222

	As of December 31, 2006
	Shingle
	Springs	Jamul
Advances Principal Balance	Tribe	Tribe	Other	Total

Note receivable, pre-construction(a),(c)	$42,310	$23,559	$1,386	$67,255
Note receivable, land(b),(c)	—	950	756	1,706

	$42,310	$24,509	$2,142	$68,961

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

(c)	Amounts listed in the other column represents amounts advanced under the agreements with the Iowa Tribe.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the tribes at December 30, 2007 and December 31, 2006 (in thousands):

	December 30,	December 31,
Shingle Springs Tribe	2007	2006

Monthly stipend	$9,640	$7,690
Construction	2,141	1,657
Legal	14,193	13,790
Environmental	1,739	1,680
Design	11,225	9,554
Gaming license	3,726	3,626
Lobbyist	4,968	4,313

	$47,632	$42,310

	December 30,	December 31,
Jamul Tribe	2007	2006

Monthly stipend	$5,069	$4,451
Construction	1,210	649
Legal	4,342	3,675
Environmental	2,288	1,985
Design	12,782	9,578
Gaming license	779	641
Lobbyist	2,694	2,580

	$29,164	$23,559

Evaluation of impairment related to long-term assets related to Indian casino projects, excluding the notes receivable, which are recorded at their estimated fair value:

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

The primary assumptions included within management’s financial model for each Indian casino project is as follows:

Jamul Tribe

Lakes and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. As of December 30, 2007, we have included assumptions within our financial model that reflect current discussions with the Jamul Tribe to reduce the size of the planned casino facility as a result of comments received from various state agencies including representatives from the California Governor’s office related to the Jamul Tribe’s project. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

	December 30,	December 31,
	2007	2006

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$250
Win/Table game/day — 1st year	$471	$900
Win/Poker table/day — 1st year	$312	$650

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

Shingle Springs Tribe

	December 30, 2007	December 31, 2006

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,751	1,651
No. of Table games	75	100
No. of Poker tables	—	20
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Win/Poker table/day — 1st year	—	$624
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 8.0%
	Year 3 — 10.5%	Year 3 — 7.5%
	Year 4 — 7.9%	Year 4 — 7.1%
	Year 5 — 8.8%	Year 5 — 6.4%
	Year 6 — (4.0)%	Year 6 — (12.3)%
	(management fees were reduced in year six) Year 7 — 5.0%	(management fees were reduced in year six) Year 7 — 11.7%

In the Shingle Springs Sacramento market, there is one other Indian casino that is managed by a public company. Management considered the available information related to this other Indian casino when projecting management fees from the Shingle Springs Casino. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.

As of December 30, 2007 and December 31, 2006 no impairment was recognized on the Shingle Springs or Jamul projects.

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. We receive approximately 24% of net income up to a certain level and 19% of net income over that level, as a management fee. The term of the management contract is five years, which began on August 2, 2007. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Four Winds Casino Resort. The Pokagon Band may also buy out the management contract after two years from the opening date. The buy out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy out occurs. The NIGC approved the management contract in March 2006.

Shingle Springs

Business arrangement.  Plans for the Shingle Springs Casino project include an approximately 278,000 square-foot facility (including approximately 88,000 square feet of gaming space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Shingle Springs Casino is currently planned to feature approximately 2,100 gaming devices and approximately 75 table games, a high stakes gaming room, as well as restaurants, enclosed parking and other facilities.

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

The development agreement, as amended, provided for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project. The principal balance of the transition loan as of December 30, 2007 was approximately $47.6 million. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

The amended development agreement provides for us to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years from the date the casino opens. As compensation for our management services, we will receive a management fee between 21% and 30% of net income (as that term is defined by the management contract) of the operations annually for the first five years with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of the affiliate of the Shingle Springs Tribe and a minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe has the right to terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract also includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy out occurs.

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Shingle Springs Casino project as of the end of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	December 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes — approval received in 2004.	Yes — approval received in 2004.	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — See below.	No, Federal and state litigation regarding approval of highway interchange, environmental issues and other issues. — See below.

Financing for construction	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project in Shingle Springs, California. The Shingle Springs Tribe intends to seek commitments to fund approximately $65 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Shingle Springs Casino.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress:  The Shingle Springs Tribe is a federally recognized tribe, has a compact with the State of California and owns approximately 160 acres of reservation land on which the casino is being built. During July 2004, we received notification from the NIGC that the development and management contract between the Shingle Springs Tribe and us, allowing us to manage a Class II and Class III casino, was approved by the NIGC.

The Shingle Springs Casino is currently planned to open with 349 Class III slot machines and approximately 1,751 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

On April 30, 2007, a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Shingle Springs Rancheria on which the Shingle Springs Casino project is being built, and construction began on the U.S. Highway 50 interchange on May 7, 2007.

On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project. Construction of the Shingle Springs Casino also began during June of 2007. The close of the $450 million senior note financing, the construction progress made on the U.S. Highway 50 interchange, and the commencement of construction on the Shingle Springs Casino project increased the estimated probability of opening the casino development project from 85% at the end of fiscal 2006 to 95% at the end of fiscal 2007.

As a result of achieving the critical milestones as described above, the casino is planned to open in late 2008.

Jamul Tribe

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout fiscal 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because the State’s comments on the Jamul Tribe’s existing compact or a proposed new contract is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe (discussed below) will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State or the NIGC.

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing of up to $350 million, from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. Under the current development financing and services agreement, Lakes is entitled to receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. However, as discussed above, this agreement will be modified and there can be no assurance that third party financing will be available with acceptable terms. If Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from KAR — Jamul in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz). The term of the contract is expected to be five or seven years. Under the current agreement with Mr. Kean, he may elect to serve as a consultant to Lakes during the term of the casino agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re- purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the development financing and services agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	December 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Yes, six acres is reservation land held by the Jamul Tribe on which the casino will be built. There is an additional 82 acres contiguous to the reservation land pending BIA approval to be placed into trust that could be used for additional development of the project. The Jamul Tribe and Lakes prepared an EIS and trust application, which has been submitted to, reviewed and recommended for approval by the regional office of the BIA. The Washington, D.C. office of the BIA is currently reviewing the submission.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	Yes	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.	No, submitted for approval by the NIGC in 2000. We are in communication with the NIGC and have responded to initial comments. Approval is not expected until the process to place land in trust by the BIA is complete.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project, although no formal legal action has been taken.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress.  We entered into a development financing and services agreement with the Jamul Tribe in March 2006, as discussed above which eliminated the need for land contiguous to the reservation land to be taken into trust. There is no requirement that the

NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process.

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for the proposed facility and concluded that it would result in a successful operation assuming that adequate financing can be obtained. The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with CalTrans to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway. The Jamul Tribe has begun construction on their reservation of the driveway road leading to the casino site. We and the leaders of the Jamul Tribe are currently evaluating plans for the casino facility to determine when construction of the facility will start and when casino operations will begin. Lakes presently believes adequate financing will be obtained and the project will be successfully completed.

Iowa Tribe

Business arrangement.  On March 15, 2005, Lakes, through its wholly-owned subsidiaries, entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and The Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements became effective as of January 27, 2005. Lakes will consult on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66 until regulatory approvals are received for the management contract for the Ioway Casino Resort; and currently manages operations at the Cimarron Casino, located in Perkins Oklahoma.

Each of the projects has a gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

Ioway Casino Resort.  For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino Resort, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino Resort, and a flat monthly fee of $500,000 for 120 months commencing upon the opening of the project. Lakes has also agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino Resort budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino Resort is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive management fees of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino Resort gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino Resort has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy-out the contract, all outstanding amounts owed to Lakes become immediately due and payable if not already paid. Subject to certain conditions, Lakes agreed to make advances for the Ioway Casino Resort’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino Resort bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino Resort payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (the “Cimarron Consulting Agreement”) and management contract (the “Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes has been operating under the Cimarron Management Contract since mid-2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million.

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe, assuming he has been found suitable by the NIGC.

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of the end of fiscal 2007, fiscal 2006 and fiscal 2005. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

	December 30, 2007	December 31, 2006	January 1, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

	December 30, 2007	December 31, 2006	January 1, 2006
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA will be prepared in order for the management contract to be approved.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

Our evaluation and conclusion regarding the above critical milestones and progress.  Long-term assets have been recorded as it is considered probable that the Ioway Casino Resort will result in economic benefit to us sufficient to recover our investment. Based upon the above status of all primary milestones and the projected fees to be earned under the consulting agreements and management contracts, no impairment has been recorded.

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. The Ioway Casino Resort could open as early as fall of 2009, pending the necessary regulatory approvals.

Pawnee Nation of Oklahoma

Business arrangement.  In January 2005, Lakes entered into three gaming development and consulting agreements (collectively the “Pawnee Development and Consulting Agreements”) and three separate management contracts (collectively the “Pawnee Management Contracts”) with wholly-owned subsidiaries of Pawnee TDC in connection with assisting the Pawnee Nation in developing, equipping and managing three separate casino destinations.

Lakes previously announced on December 1, 2006 that the Pawnee Nation of Oklahoma Business Council (the “Business Council”) declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino as a result of a change in the Business Council’s membership, resulting in a material cessation of activity between the Pawnee Nation and Lakes. On December 19, 2007, Lakes received a copy of a letter from the Pawnee Nation’s legal counsel that formally terminated the relationship between the Pawnee Nation and Lakes. Lakes will not incur any early termination penalties as a result of the action by the Pawnee Nation.

Prior to the termination, Lakes advanced approximately $4.5 million ($1.8 million and $2.7 million in 2006 and 2005, respectively) to the Pawnee Nation related to the Chilocco Casino and Travel Plaza projects under the then existing agreements. As of December 31, 2006, completion of the Chilocco Casino and Travel Plaza projects were considered remote and Lakes wrote off the advances.

Kickapoo Tribe

Lakes and the Kickapoo Tribe entered into a gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in 2005 to improve the performance of the Kickapoo Tribe’s existing casino in Eagle Pass, Texas. During November 2005, Lakes and the Kickapoo Tribe terminated their business relationship due to different ideas on how to proceed with the project. During 2005 and 2006, Lakes advanced approximately $2.6 million to the Kickapoo Tribe and unpaid invoices related to the project totaled approximately $3.9 million as of January 1, 2006.

In April 2006, Lakes entered into a settlement agreement with the Kickapoo Tribe (the “Settlement Agreement”) pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. During 2005, Lakes recorded a loss of approximately $6.2 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe. During the fiscal year ended December 31, 2006, Lakes also received releases from the vendors related to the $3.9 million in unpaid invoices. As a result, the $6.2 million loss was reversed and is included in net realized and unrealized gains on notes receivable for fiscal 2006. During July of 2007, we transferred title to certain land owned by us in Texas to the Kickapoo Tribe in exchange for a payment of $0.6 million. There are no remaining liabilities subject to the Settlement Agreement.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. We are currently evaluating the effect that SFAS No. 160 will have on our financial position, results of operations and operating cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets as to which the effective date is delayed one year. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115, which will permit the option of choosing to measure certain eligible items at fair value at specified election dates and report unrealized gains and losses in earnings. SFAS No. 159 will become effective for financial statements issued for fiscal years beginning after November 15, 2007. We currently expect that SFAS No. 157 and SFAS No. 159 will not have a material impact on our future financial position, results of operations and operating cash flows.

Seasonality

We believe that the operations of all casinos to be managed by us will be affected by seasonal factors, including holidays, weather and travel conditions. WPTE’s license revenues are affected by the timetable for delivery of episodes to GSN.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 30, 2007, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. However, a significant portion of our short-term investments in marketable securities are ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP, and all had credit ratings of AAA or Aaa when purchased. The interest rates on these ARS are reset every 7 to 35 days by an auction process. Historically, these types of ARS investments have been highly liquid. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by us failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. Account statements for February 2008 received from the firms managing our investments indicated no decrease in the fair-value of these securities and that the underlying credit quality of the assets backing our ARS investments have not been impacted by the reduced liquidity of these ARS investments.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at estimated fair value, and subsequent changes in fair value are recorded as unrealized gains or losses in our consolidated statement of earnings (loss) and comprehensive earnings (loss). As of December 30, 2007, we had $78.8 million of notes receivable, at fair value with a floating interest rate (principal amount of $82.2 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $7.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in interest income over the same 12 month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	65
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	66
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	67
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	68
Notes to Consolidated Financial Statements	69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENTS

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity and cash flows for the years ended December 30, 2007, December 31, 2006, and January 1, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lakes Entertainment, Inc. and Subsidiaries as of December 30, 2007 and December 31, 2006, and the results of its operations and its cash flows for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 10 to the consolidated financial statements, as of January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation 48, Accounting for the Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2008, expressed an unqualified opinion thereon.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 9, 2008

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 30,	December 31,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents (balances include $3.9 million and $8.4 million of WPT Enterprises, Inc.)	$9,248	$9,759
Restricted cash	—	12,738
Investments in marketable securities (balances include $23.0 million and $24.3 million of WPT Enterprises, Inc.)	53,546	52,901
Accounts receivable	3,570	2,963
Other current assets	3,028	2,706

Total current assets	69,392	81,067

Property and equipment, net	16,633	17,460

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	78,795	164,308
Land held for development	7,631	16,790
Intangible assets , net of accumulated amortization of $2.8 million at December 30, 2007	65,910	54,279
Other	5,176	8,450

Total long-term assets related to Indian casino projects	157,512	243,827

Other assets:
Investments in marketable securities	4,200	6,962
Investments	2,923	2,923
Deferred tax asset	4,878	6,248
Debt issuance costs	—	1,972
Other long-term assets	563	717

Total other assets	12,564	18,822

Total assets	$256,101	$361,176

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,559	$5,345
Income taxes payable	16,272	14,593
Accrued payroll and related costs	2,788	2,480
Deferred revenue	2,870	4,740
Current portion of contract acquisition costs payable, net of $1.2 million discount	1,903	—
Other accrued expenses	2,074	2,191

Total current liabilities	27,466	29,349

Long-term Liabilities:
Long-term debt, net of unamortized discount of $0.9 million	—	104,471
Contract acquisition costs payable, net of $2.5 million discount	7,342	—
Warrant liability	—	5,816

Long-term liabilities	7,342	110,287

Total liabilities	34,808	139,636

Commitments and contingencies
Minority interest in subsidiary	13,995	16,764

Shareholders’ equity:
Series A preferred stock, $.01 par value; authorized 7,500 shares; 4,458 issued
and outstanding at December 30, 2007 and December 31, 2006, respectively	45	45
Common stock, $.01 par value; authorized 200,000 shares;
24,516 and 22,949 issued and outstanding
at December 30, 2007, and December 31, 2006, respectively	245	229
Additional paid-in capital	190,228	171,710
Retained earnings	16,766	33,250
Accumulated other comprehensive earnings (loss)	14	(458)

Total shareholders’ equity	207,298	204,776

Total liabilities and shareholders’ equity	$256,101	$361,176

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
For the Fiscal Years ended December 30, 2007, December 31, 2006, and January 1, 2006

	2007	2006	2005
	(In thousands, except per share data)

Revenues:
License fee income	$15,609	$23,220	$14,887
Host fees, sponsorship, online gaming and other	6,198	6,097	3,176
Management, consulting and development fees	6,645	555	159

Total revenues	28,452	29,872	18,222

Costs and expenses:
Selling, general and administrative	40,082	35,236	28,553
Production costs	8,224	10,316	9,987
Loss on abandonment of online gaming assets	2,270	—	—
Net impairment losses	331	1,223	882
Amortization of intangible assets related to Indian casino projects	2,806	—	—
Depreciation and amortization	751	622	469

Total costs and expenses	54,464	47,397	39,891

Net realized and unrealized gains on notes receivable	7,229	51,724	5,215

Earnings (loss) from operations	(18,783)	34,199	(16,454)

Other income (expense):
Interest income	8,552	3,411	1,631
Interest expense, related party	—	(137)	(66)
Interest expense, other	(951)	(9,328)	—
Amortization of debt issuance costs	(95)	(590)	—
Loss on extinguishment of debt	(3,830)	(6,821)	—
Gain on sale of investment	—	10,216	—
Other	95	76	(1)

Total other income (expense), net	3,771	(3,173)	1,564
Earnings (loss) before income taxes, equity in earnings (loss) of unconsolidated
investees and minority interest in net (earnings) loss of subsidiary	(15,012)	31,026	(14,890)
Income taxes	2,329	8,217	(1,161)

Earnings (loss) before equity in earnings (loss) of unconsolidated investees and
minority interest in net (earnings) loss of subsidiary	(17,341)	22,809	(13,729)
Equity in net earnings (loss) of unconsolidated investees, net of tax	—	(3)	8

Earnings (loss) before minority interest in net (earnings) loss of subsidiary	(17,341)	22,806	(13,721)
Minority interest in net (earnings) loss of subsidiary	3,737	(2,966)	1,851

Net earnings (loss)	(13,604)	19,840	(11,870)

Stock warrant inducement discount	1,444	—	—

Net earnings (loss) applicable to common shareholders	(15,048)	19,840	(11,870)

Other comprehensive earnings (loss):
Unrealized gains (loss) on marketable securities, net of tax	63	(282)	10,455
Change in estimated fair value of derivative	409	(409)	—

Comprehensive earnings (loss)	$(14,576)	$19,149	$(1,415)

Earnings (loss) applicable to common shareholders per share — basic	$(0.63)	$0.87	$(0.53)

Earnings (loss) applicable to common shareholders per share — diluted	$(0.63)	$0.80	$(0.53)

Weighted-average common shares outstanding — basic	23,948	22,773	22,300

Dilutive effect of common stock equivalents	—	1,881	—

Weighted-average common shares outstanding — diluted	23,948	24,654	22,300

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended December 30, 2007, December 31, 2006, and January 1, 2006

							Accumulated
							Other	Total
	Preferred Stock		Common Stock		Additional	Retained	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Earnings	Earnings (Loss)	Equity
	(In thousands)

2005
Balances, January 2, 2005	—	—	22,253	$223	$157,895	$25,280	$(6)	$183,392
Other comprehensive earnings, net of tax	—	—	—	—	—	—	10,455	10,455
Net proceeds from issuance of common stock by subsidiary	—	—	—	—	29	—	—	29
Issuance of stock on options exercised — net	—	—	47	—	150	—	—	150
Subsidiary stock options issued to consultants and employees	—	—	—	—	703	—	—	703
Expiration of repurchase commitment of subsidiary common shares	—	—	—	—	619	—	—	619
Net change in equity related to minority interest	—	—	—	—	(5,095)	—	—	(5,095)
Net loss	—	—	—	—	—	(11,870)	—	(11,870)

Balances, January 1, 2006	—	—	22,300	223	154,301	13,410	10,449	178,383
2006
Other comprehensive loss	—	—	—	—	—	—	(691)	(691)
Gain on sale of investment	—	—	—	—	—	—	(10,216)	(10,216)
Issuance of preferred stock	4,458	$45	—	—	—	—	—	45
Issuance of stock on options exercised — net	—	—	649	6	3,637	—	—	3,643
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	6,388	—	—	6,388
Tax benefit of stock option exercises	—	—	—	—	3,909	—	—	3,909
Net change in equity related to minority interest	—	—	—	—	669	—	—	669
Net earnings	—	—	—	—	—	19,840	—	19,840

Balances, December 31, 2006	4,458	45	22,949	229	171,710	33,250	(458)	204,776
2007
Other comprehensive earnings	—	—	—	—	—	—	472	472
Issuance of stock on options exercised — net	—	—	317	3	1,872	—	—	1,875
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Effect of share-based compensation	—	—	—	—	4,414	—	—	4,414
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	(1,436)	—	(1,436)
Warrants issued in connection with debt	—	—	—	—	4,988	—	—	4,988
Stock warrant conversion and warrant inducement discount	—	—	1,250	13	8,215	(1,444)	—	6,784
Net change in equity related to minority interest	—	—	—	—	(972)	—	—	(972)
Net loss	—	—	—	—	—	(13,604)	—	(13,604)

Balances, December 30, 2007	4,458	$45	24,516	$245	$190,228	$16,766	$14	$207,298

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Fiscal Years ended December 30, 2007, December 31, 2006, and January 1, 2006

	2007	2006	2005
		(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(13,604)	$19,840	$(11,870)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Depreciation and amortization	1,066	962	469
Amortization of debt issuance costs	95	590	—
Amortization of debt discount	33	498	—
Increase (decrease) in value of warrant liability	(2,272)	1,107	—
Amortization of intangible assets related to Indian casino projects	2,806	—	—
Share-based compensation	4,414	6,492	796
Loss on extinguishment of debt	2,783	6,821	882
Loss on abandonment of online gaming assets	2,270	—	—
Net realized and unrealized gains on notes receivable	(8,290)	(51,724)	(5,215)
Minority interest in net earnings (loss) of subsidiary	(3,737)	2,966	(1,851)
Gain on sale of investment	—	(10,216)	—
Deferred income taxes	1,370	604	(2,437)
Equity in earnings (loss) of unconsolidated investees	—	3	(8)
Net impairment losses	331	1,223	—
Changes in operating assets and liabilities:			—
Accounts receivable	(617)	483	(1,034)
Other current assets	(606)	(65)	(161)
Income taxes payable	240	3,660	5,476
Accounts payable	(129)	(1,061)	1,128
Deferred revenue	(1,870)	(411)	1,870
Accrued expenses	190	1,388	(1,056)
Contract acquisition costs payable	(756)	—	—

Net cash used in operating activities	(16,283)	(16,840)	(13,011)

INVESTING ACTIVITIES:
Purchase of marketable securities	(120,708)	(96,518)	(42,450)
Sale / maturity of marketable securities	122,887	63,499	44,616
Proceeds from sale of land held for development	9,407	—	5,000
Collections on notes receivable	6,888	3,019	—
Increases in long-term assets related to Indian casino projects	(17,560)	(41,657)	(17,039)
Advances to unconsolidated investees	—	(2,923)	—
Advances on notes receivable — current	(3,000)	—	—
Proceeds from sale of investment	—	10,246	850
Purchase of property and equipment	(2,185)	(5,276)	(6,880)
Increase in other long-term assets	(18)	(71)	(37)

Net cash used in investing activities	(4,289)	(69,681)	(15,940)

FINANCING ACTIVITIES:
Decrease (increase) in restricted cash	12,844	(12,943)	(4)
Debt issuance costs	—	(5,042)	—
Restricted cash proceeds from long-term debt	—	19,090	—
Unrestricted cash proceeds from long-term debt	—	109,860	10,000
Repayment of long-term debt	(105,000)	(35,000)	—
Income tax benefit of stock option exercises	—	3,909	—
Cash proceeds from issuance of common and preferred stock	1,875	3,689	150
Cash proceeds from stock warrant conversion	8,228	—	—
Shareholder trading settlement	—	2,805	—
Cash proceeds from sale of notes receivable	102,114	—	—

Net cash provided by financing activities	20,061	86,368	10,146

Net decrease in cash and cash equivalents	(511)	(153)	(18,805)
Cash and cash equivalents — beginning of period	9,759	9,912	28,717

Cash and cash equivalents — end of period	$9,248	$9,759	$9,912

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$7,547	$—

Income taxes	$712	$98	$39

Noncash investing and financing activities:
Capitalized television costs related to subsidiary stock options issued to consultants	$—	$14	$117

Acquisitions of long-term assets - advances related to Indian casino projects financed by vendors with accounts payable	$(3,273)	$(2,347)	$(5,743)

Acquisitions of property and equipment financed by vendors with accounts payable	$(28)	$(42)	$(743)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business:

Organization and background information.  Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), was established as a public corporation on December 31, 1998, via a distribution of its common stock, par value $.01 per share (the “Common Stock”) to the shareholders of Grand Casinos.

Lakes develops, finances and manages Indian-owned casino properties. Lakes currently has development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects, as follows:

•	Lakes is currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma (the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

•	Lakes has a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago.

•	Lakes has contracts to develop and manage The Shingle Springs Casino, which is being built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California (the “Shingle Springs Casino”). The Shingle Springs Casino is currently under construction with an anticipated opening date in late 2008.

•	Lakes has contracts to develop and finance a casino to be built on the Rancheria of the Jamul Indian Village (the “Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with the California Department of Transportation (“CalTrans”) to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway, and has begun construction on their reservation of the driveway road leading to the casino site.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the Bureau of Indian Affairs (the “BIA”). Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

Lakes has also explored, and is continuing to explore, other development projects with Indian tribes. Lakes is also involved in other business activities, including development of a non-Indian casino in Mississippi and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of December 30, 2007, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Lakes consolidated financial statements include the results of operations of WPTE, and Lakes’ revenues have been derived primarily from WPTE’s business.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant customers and concentrations of credit risk.

Lakes.  Fees earned in 2007 from the management of the Four Winds Casino Resort were in excess of ten percent of total consolidated revenues in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss).

WPTE.  Since WPTE’s inception, the Travel Channel, LLC (“Travel Channel” or “TRV”) has accounted for the majority of WPTE’s revenues. Specifically, TRV represented 37%, 58% and 42% of WPTE’s total revenue in 2007, 2006, and 2005. On April 1, 2007 TRV did not exercise its option to broadcast the Season Six of the World Poker Tour (“WPT”) television series.

On April 2, 2007, WPTE entered into an agreement with the Game Show Network, LLC (“GSN”), pursuant to which GSN agreed to license the Season Six of the WPT for the payment of a $0.3 million license fee per episode. The parties agreed that Season Six of the WPT will total 23 episodes. The per episode fee increases by five percent in each future season of the WPT in the event GSN exercises its options for future seasons as described below. Furthermore, WPTE is entitled to a bonus fee per episode of between $20,000 and $35,000, payable after the end of each season, in the event the average Nielsen ratings of all of the premiere episodes in a season exceed certain agreed-upon levels. In addition to Season Six of the WPT, GSN has two consecutive, exclusive options for Seasons Seven and Eight of the WPT. The first option is exercisable no later than 60 days following GSN’s initial airing of the first episode of Season Six, presently scheduled for March 2008. If GSN exercises each of those options, the GSN Agreement allows GSN to have an exclusive right of first negotiation and last refusal with WPTE, for a limited period of time with respect to Season Nine of the WPTE.

Under the GSN agreement, WPTE is required to deliver each episode of the WPT television series by a specific delivery date. If WPTE fails to timely deliver an episode, GSN has the right to reject that episode and be reimbursed for the related per-episode license fee. As a result, untimely delivery of one or more episodes by WPTE may have a material adverse effect on WPTE’s financial condition, results of operations and cash flow.

GSN’s decision to exercise its options may be affected by, among other things, WPTE’s ability to deliver episodes in a timely manner, as well as the quality of WPTE’s programming and its continued acceptance by the viewing public. Since WPTE’s revenue from GSN is expected to comprise a significant portion of WPTE’s total revenue, a decision by GSN not to exercise its options for future seasons would have a material adverse effect on WPTE’s financial condition, results of operations and cash flow and the failure to maintain a broadcast license agreement would be detrimental to the visibility and viability of the WPT brand. However, if GSN does not exercise its option for future seasons, WPTE would then be able to market the show to other networks.

The financial instruments that subject the Company to concentrations of credit risk consist principally of its auction rate securities (“ARS”) investments (Note 3 and Note 18) and long-term assets related to Indian casino projects in the form of notes receivable due from Indian tribes (Note 5). The notes receivable are primarily with the Shingle Springs Tribe and the Jamul Tribe. Lakes manages this risk by evaluating the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event these obligations become uncollectible, the maximum losses to be sustained would be the carrying value of the notes plus the net carrying value of the unamortized intangible assets. (Note 13 regarding tribal commitments.)

2.	Summary of significant accounting policies:

Use of estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next 12 months

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relate to revenue and the realizability of notes receivable and other long-term assets related to Indian casino projects, income tax liabilities, and deferred income tax asset valuation allowances.

Year end.  The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss) ended on December 30, 2007 (“fiscal 2007”), December 31, 2006 (“fiscal 2006”), and January 1, 2006 (“fiscal 2005”).

Basis of presentation.  The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned and majority-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. An investment that represents less than 20% of voting interests and which does not give the Company the ability to exercise significant influence over its investee is accounted for using the cost method (Note 7). As of December 30, 2007, the minority interest represents approximately 39% outside ownership interest in WPTE.

Revenue recognition.  Revenue from the management, development, and financing of, and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement.

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

Due to restrictions and practical limitations applicable to operating relationships with foreign networks, WPTE currently does not consider collectibility of international television license revenues to be reasonably assured, and accordingly, WPTE does not recognize such revenue unless payment has been received. WPTE presents international distribution license fee revenues net of the distributor’s fees.

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater.

Online gaming revenues are recognized monthly based on detailed statements received from the online gaming service provider for online poker and casino activity. WPTE presents online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain cash promotional expenses related to free bets and deposit bonuses along with customer charge backs as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees paid by host casinos for the privilege of hosting the events are recognized as the related episodes are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired.

TRV participation.  WPTE accounts for royalty payments made to TRV in accordance with the WPT agreement, in which TRV retains a right to 15% of adjusted gross revenues from the exploitation of the WPT brand,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

after specified minimum amounts are met. WPTE records these amounts in costs of revenues as the related international television, consumer products, and other licensing revenues are recognized.

Deferred revenue.  Deferred revenue consists of domestic television and product licensing advances, not yet earned, and host fees and sponsorship payments received prior to the airing of episodes.

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

Investments in marketable securities.  The Company has classified all of its currently held investments in marketable securities (Note 3 and Note 18) as available for sale, which are stated at fair market value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss), net of related income taxes, in the accompanying statements of earnings (loss) and comprehensive earnings (loss). Fair market value is determined by reference to published market quotes or the most recent traded price of the security at the balance sheet date. Realized gains or losses are determined as of the settlement date on the specific identification cost method.

Fair values of financial instruments.  The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments. The fair values of investments in marketable securities have been determined using values supplied by independent pricing services. Notes receivable from Indian tribes are carried at estimated fair value determined as described below in the accounting policy under the heading “Long-term assets related to Indian casino projects.” The carrying amount of debt approximates its fair value at December 31, 2006 based upon other available financing.

Property and equipment.  Property and equipment (Note 8) is stated at cost less accumulated depreciation. Depreciation and amortization of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Leasehold improvements	2-6 years
Furniture and equipment	2-7 years
Software	3 years

In the case of leasehold improvements, estimated useful lives are limited to the term of the lease, including the period covered by renewal options considered likely to be exercised.

Long-term assets related to Indian casino projects

Notes receivable (Note 5).  Lakes has formal procedures governing its evaluation of opportunities for potential Indian-owned casino development projects that it follows before entering into agreements to provide financial support for the development of these projects. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. Lakes initially evaluates the following factors involving critical milestones that affect the probability of developing and operating a casino:

•	Has the U.S. Government’s Bureau of Indian Affairs federally recognized the tribe as a tribe?

•	Does the tribe hold or have the right to acquire land to be used for the casino site?

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Has the Department of the Interior put the land into trust for purposes of being used as a casino site?

•	Has the tribe entered into a gaming agreement with the state in which the land is located, if required by the state?

•	Has the tribe obtained approval by the National Indian Gaming Commission of the management agreement?

•	Do other legal and political obstacles exist that could block development of the project and, if so, what is the likelihood of the tribe successfully prevailing?

•	The financial projections of the project given the project’s geographic location and the feasibility of the project’s success given such location;

•	The structure and stability of the tribal government;

•	The scope of the proposed project, including the physical scope of the contemplated facility and the expected financial scope of the related development;

•	An evaluation of the proposed project’s ability to be built as contemplated and the likelihood that financing will be available; and

•	The nature of the business opportunity to Lakes, including whether the project would be a financing, development and/or management opportunity.

Lakes accounts for its notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force Consensus No. 96-12, Recognition of Interest Income and balance Sheet Classification of Structured Notes. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from their operations. However, in the event its development activity is terminated prior to completion, Lakes generally retains the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in Lakes’ consolidated statement of earnings (loss) and comprehensive earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114 Accounting by Creditors for Impairment of a Loan.

Intangible assets related to Indian casino projects (Note 6).  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties.

Land held for development (Note 6).  Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other (Note 6).  Included in this category are costs incurred related to the Indian casino projects which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects (Note 14).

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-based compensation (Note 11).  On January 2, 2006, the Company adopted the Statement of Financial Accounting Standard, Share-Based Payment-Revised 2004 (“SFAS No. 123R”) using the modified prospective transition method. SFAS No. 123R requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee and director stock options and employee and director stock purchases based on estimated fair values, and requires the Company to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in its consolidated statements of earnings (loss) and comprehensive earnings (loss). Previously, the Company measured compensation cost for options granted prior to January 2, 2006, in accordance with APB No. 25, Accounting for Stock Issued to Employees and related interpretations (“APB No. 25”).

In accordance with the modified prospective transition method, its consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS No. 123R. Share-based compensation expense recognized in the Company’s consolidated statement of earnings (loss) and comprehensive earnings (loss) was approximately $4.4 million and $6.2 million for fiscal 2007 and fiscal 2006, respectively. Fiscal 2006 included both compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006. There was no share-based compensation expense related to employee and director stock options and employee and director stock purchases recognized during fiscal 2005.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and earnings per share if the Company had applied the fair value recognition provisions to share-based employee compensation in fiscal 2005 (in thousands, except per share data):

For the Fiscal Year
Ended 2005

Net loss:
As reported	$(11,870)
Less: total share-based compensation expense determined under the fair value method, net of related tax effects	(4,118)

Pro forma	$(15,988)

Net loss:
As reported — basic and diluted	$(0.53)
Pro forma — basic and diluted	$(0.72)
Weighted-average fair value of Lakes’ options granted	$7.93
Weighted-average fair value of WPTE options granted	$8.77

Compensation expense of $0.8 million in fiscal 2005 related to stock options issued to consultants has not been included in the tables above as these options are already recorded at fair market value and included in the reported net loss.

Lakes determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 30, 2007. Management believes historical data is reasonably representative of future exercise behavior. Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated the expected term using the “Simplified Method” in accordance with Staff Accounting Bulletin 107.

•	Expected volatility — The expected volatility is based on the historical weekly price data of Lakes’ common stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors. As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on daily historical volatility of WPTE’s stock price since it began trading in August of 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123R will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Lakes has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term. WPTE uses historical data to estimate employee departure behavior in estimating future forfeitures.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the fair value of options:

Lakes’ stock options:

	For the Fiscal Year Ended
	2007	2006	2005

Expected dividend yield	—	—	—
Risk-free interest rate	4.52%	4.73%	4.47%
Expected term (in years)	8.2 years	8.2 years	10 years
Expected volatility	51.29%	59.49%	62.7%
Weighted-average grant-date fair value	$4.31	$7.14	$7.93

WPTE stock options:

	For the Fiscal Year Ended
	2007	2006	2005

Expected dividend yield	—	—	—
Risk-free interest rate	4.19%	4.61%	4.04%
Expected term (in years)	6.0 to 6.5 years	6.0 to 6.5 years	5 years
Expected volatility	71.24%	78.67%	99.30%
Forfeiture rate	14.7%	4.1%	—
Weighted-average grant-date fair value	$2.26	$3.47	$8.77

Income taxes (Note 10).  The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS No. 109”). Under this method, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

A discussion of the effects of adopting FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, in the first quarter of fiscal 2007 is included in Note 10.

Litigation costs.  The Company does not accrue for future litigation costs, if any to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

Derivative financial instruments:  From time to time the Company may elect to enter into derivative transactions to hedge exposures to interest rate fluctuations. The Company does not enter into derivative transactions for speculative purposes.

Changes in the fair value of the instruments are reflected in accumulated other comprehensive earnings (loss) until the hedged item is recognized in earnings. Changes in estimated fair value of the cash flow hedge determined to arise from ineffectiveness of the instrument, as determined through the hypothetical derivative method, will be immediately recorded in earnings.

Earnings (loss) applicable to common shareholders per share.  For all periods, basic earnings (loss) applicable to common shareholders per share (EPS) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average common shares outstanding. Diluted EPS reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to common shareholders by the weighted average of all common and potentially dilutive shares outstanding. Stock options that could potentially dilute earnings (loss) applicable to common shareholders per share in the future of 4,345,650 and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5,307,626 shares in fiscal 2007 and fiscal 2005, respectively, were not included in the computation of diluted earnings (loss) applicable to common shareholders per share because the effects would have been anti-dilutive for the periods presented.

Reclassifications.  Certain minor reclassifications have been made to the fiscal 2006 and fiscal 2005 consolidated financial statements to conform to the fiscal 2007 presentation.

3.	Investments in marketable securities

The Company’s investment portfolio includes investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and all of which had credit ratings of AAA or Aaa when purchased. Refer to Note 18 Subsequent Events, for a discussion regarding recent developments with respect to the Company’s ARS investments. As of December 30, 2007 and December 31, 2006, investments in marketable securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross
		Unrealized	Fair
December 30, 2007	Cost	Gains (Losses)	Value

Maturity dates less than one year
U.S. treasury and agency securities	$1,000	$—	$1,000
Auction rate securities (Note 18)	38,300	—	38,300
Short-term municipal bonds	1,100	1	1,101
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672

	$53,536	$10	$53,546

Maturity dates from one to five years
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384

	$4,196	$4	$4,200

		Gross
		Unrealized	Fair
December 31, 2006	Cost	Gains (Losses)	Value

Maturity dates less than one year
U.S. treasury and agency securities	$4,000	$(23)	$3,977
Auction rate securities	41,050	1	41,051
Corporate preferred securities	7,901	(28)	7,873

	$52,951	$(50)	$52,901

Maturity dates from one to five years
U.S. treasury and agency securities	$4,999	$(1)	$4,998
Municipal bonds	1,000	(1)	999
Corporate preferred securities	962	3	965

	$6,961	$1	$6,962

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal 2007 and fiscal 2006 the amount of unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the statement of earnings (loss) were not material.

4.	Deferred television costs

As of December 30, 2007 and December 31, 2006 WPTE’s deferred television costs consist of the following (in thousands):

	December 30,	December 31,
	2007	2006

In-production	$1,591	$1,180
Development and pre-production	607	542

	$2,198	$1,722

As of December 30, 2007 and December 31, 2006, deferred costs included $0.3 million of production overhead, respectively. Based upon management’s estimates as of December 30, 2007, 100% of capitalized television costs are expected to be recognized during fiscal 2008 and accordingly, are shown as current assets.

5.	Long-term assets related to Indian casino projects — notes receivable

The majority of the assets related to Indian casino projects are in the form of notes receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the operating performance of each gaming facility. Repayments of the loans are required to be made only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe; repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting and management fees to Lakes; and other obligations, with the remaining funds distributed to the Indian tribe.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For Indian casino projects, information with respect to the estimated fair value of notes receivable account activity is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, January 2, 2005	$35,931	$21,775	$9,345	$15	$67,066
Advances	1,894	4,829	2,391	10,704	19,818
Allocation to intangible assets	(752)	(2,057)	(1,083)	(1,145)	(5,037)
Changes in estimated fair value	6,955	2,003	2,304	(6,047)	5,215

Balance, January 1, 2006	$44,028	$26,550	$12,957	$3,527	$87,062
Advances	24,731	4,405	7,650	3,050	39,836
Repayments and releases(*)				(6,251)	(6,251)
Allocation to intangible assets	(4,167)	(1,632)	(1,888)	(590)	(8,277)
Consulting contracts	—	—	—	214	214
Changes in estimated fair value	35,952	11,589	2,035	2,148	51,724

Balance, December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value	1,570	8,895	(2,742)	(494)	7,229

Balance, December 30, 2007	$—	$53,592	$21,406	$3,797	$78,795

(*)	Repayments and releases related to a settlement agreement with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) as discussed below in other notes receivable from Indian tribes.

The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are estimated casino opening date, projected pre- and post-opening date interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

Pokagon Band.  On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 100 table games as well as multiple restaurants and bars, a parking garage and other facilities.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement. This participation was accounted for as a sale and does not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes has no continuing rights or obligations related to the loans and is isolated, even in default, from liability.

The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to a $305 million senior note financing agreement and a $75 million furniture, furnishings and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band has the right to buy out the management contract after two years from the opening date. The buy out amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy out occurs. If the Pokagon Band elects to buy out the contract, all outstanding amounts owed to Lakes become immediately due and payable.

Shingle Springs Tribe.  The terms and assumptions used to value the notes receivable at fair value related to the Shingle Springs Tribe are as follows (dollars in thousands):

	As of December 30, 2007	As of December 31, 2006	As of January 1, 2006

Face value of note (principal and interest)	$67,585	$55,942	$46,446
	($47,632 principal and	($42,310 principal and	($37,905 principal and
	$19,953 interest)	$13,632 interest)	$8,541 interest)
Estimated months until casino opens (weighted average of three scenarios)	12 months	28 months	37 months
Projected interest rate until casino opens	9.12%	9.98%	9.20%
Projected interest rate during the loan repayment term	10.16%	9.76%	9.10%
Discount rate	15%	15%	15%
Repayment terms of note(*)	84 months	—	—
Projected repayment terms of note(**)	—	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	95%	85%	70%

(*)	Note is payable in evenly monthly installments over the course of the management agreement subsequent to the casino opening.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(**)	Note was previously payable in varying monthly installments based on contract terms subsequent to the casino opening.

The Shingle Springs Tribe is a federally recognized tribe, has a compact with the State of California and owns approximately 160 acres of reservation land on which the casino is being built. During July 2004, Lakes received notification from the NIGC that the development and management contract between the Shingle Springs Tribe and Lakes, allowing Lakes to manage a Class II and Class III casino, was approved by the NIGC.

The Shingle Springs Casino is currently planned to open with 349 Class III slot machines and approximately 1,751 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

The amended development agreement provides for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years from the date the casino opens. As compensation for Lakes management services, Lakes will receive a management fee between 21% and 30% of net income (as that term is defined by the management contract) of the operations annually for the first five years with a declining percentage in years six and seven. Payment of Lakes management fee is subordinated to the repayment of $450 million senior note financing of the affiliate of the Shingle Springs Tribe and a minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe has the right to terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract also includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy out occurs.

Lakes acquired its initial interest in the development and management contracts for the Shingle Springs Casino from Kean Argovitz Resorts- Shingle Springs, LLC (“KAR — Shingle Springs”) and ultimately entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz) as discussed in Note 14.

On April 30, 2007 a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Shingle Springs Rancheria on which the Shingle Springs Casino project is being built, and construction began on the U.S. Highway 50 interchange on May 7, 2007. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Shingle Springs Casino project, and site construction commenced.

The close of the $450 million senior note financing, the construction progress made on the U.S. Highway 50 interchange, and the commencement of site construction increased the estimated probability of opening the casino development project from 85% at the end of fiscal 2006 to 95% at the end of fiscal 2007.

As a result of achieving the critical milestones as described above, the casino is planned to open in late 2008.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Jamul Tribe.  The terms and assumptions used to value the notes receivable at fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of December 30, 2007	As of December 31, 2006	As of January 1, 2006

Face value of note (principal and interest)	$42,426	$32,952	$21,247
	($30,114 principal and	($24,509 principal and	($16,858 principal and
	$12,312 interest)	$8,443 interest)	$4,389 interest)
Estimated months until casino opens (weighted average of three scenarios)	29 months	29 months	34 months
Projected interest rate until casino opens	9.12%	9.98%	9.20%
Projected interest rate during the loan repayment term	10.46%	9.76%	9.20%
Discount rate	20.00%	15.75%	15%
Repayment terms of note	120 months	120 months	84 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%	80%

Lakes entered into a development financing and services agreement with the Jamul Tribe in March 2006 which eliminated the need for land contiguous to the reservation land being taken into trust. There is no requirement that the NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process.

Under the form of tribal-state compact first signed by the State of California (the “State”) with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the State. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a State-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended the Jamul Tribe believes it could either operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or it could choose to operate only class II electronic gaming devices without a compact. At this time the Jamul Tribe is proceeding with only class II electronic gaming devices. This number of gaming devices is adequate under either approach to equip the planned development and therefore, Lakes believes the availability of additional slot licenses should not prevent the project from progressing.

As of December 30, 2007, Lakes owns approximately 101 acres of land held for development located adjacent to the Jamul Tribe Casino project location. The land held for development, recorded at its cost of $6.8 million, is being held for future transfer, to the Jamul Tribe for an amount equal to Lakes’ cost. In the event that this land is not transferred Lakes has the right to sell it. Lakes evaluates these assets for impairment in combination with the intangible and other assets related to the acquisition of Indian casino projects (Note 2).

The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe is currently in discussions with CalTrans to determine the optimal access point for traffic to the casino without disruption of traffic on the state highway. The Jamul Tribe has begun construction on their reservation of the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

driveway road leading to the casino site. Lakes and the leaders of the Jamul Tribe are currently evaluating plans for the casino facility to determine when construction of the facility will start and when casino operations will begin. Lakes presently believes adequate financing will be obtained and the project will be successfully completed.

Other notes receivable from Indian tribes:  Included in other notes receivable from Indian tribes are amounts advanced under agreements with the following Indian tribes:

Iowa Tribe.  In mid-2006, the NIGC approved Lakes’ management agreement with the Iowa Tribe to refurbish and manage the Cimarron Casino project on the Iowa Tribe’s land in Perkins, Oklahoma. Lakes will consult on development of the Ioway Casino Resort until regulatory approvals are received for the management contract for the Ioway Casino Resort.

For its gaming development consulting services under the Iowa Consulting Agreement related to the Ioway Casino Resort on the Iowa Tribe’s land in Oklahoma City, Oklahoma, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino Resort, and a flat monthly fee of $500,000 for 120 months commencing upon the opening of the Ioway Casino Resort. Lakes has also agreed to make advances to the Iowa Tribe, subject to a project budget to be agreed upon by Lakes and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway Casino Resort budget. Lakes has also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement.

The Iowa Management Contract for the Ioway Casino Resort is subject to the approval of the NIGC and certain other conditions. For its performance under the Iowa Management Contract, Lakes will be entitled to receive a management fee of approximately 30% of net income, as defined in the agreement, for each month during the term of the Iowa Management Contract. The Iowa Management Contract term is seven years from the first day that Lakes is able to commence management of the Ioway Casino Resort’s gaming operations under all legal and regulatory requirements (the “Commencement Date”), provided that the Iowa Tribe has the right to buy out the remaining term of the Iowa Management Contract after the Ioway Casino Resort has been in continuous operation for four years, for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. Subject to certain conditions, Lakes agrees to make advances for the Ioway Casino Resort’s working capital requirements, if needed, during the first month after the Commencement Date. The advances are to be repaid through an operating note payable from revenues generated by future operations of the Ioway Casino Resort bearing interest at two percent over the prime rate. Lakes also agrees to fund any shortfall in certain minimum monthly Ioway Casino Resort payments to the Iowa Tribe by means of non-interest bearing advances under the same operating note.

Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes (Note 14).

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

Pawnee Nation.  Lakes previously announced on December 1, 2006 that the Pawnee Nation of Oklahoma Business Council (the “Business Council”) declined to approve a proposed updated tribal agreement with a Lakes subsidiary relating to the Pawnee Trading Post Casino as a result of a change in the Business Council’s membership, resulting in a material cessation of activity between the Pawnee Nation and Lakes. On December 19, 2007, Lakes received a copy of a letter from the Pawnee Nation’s legal counsel that formally terminates the relationship between the Pawnee Nation and Lakes.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the termination, Lakes advanced approximately $4.5 million ($1.8 million and $2.7 million in 2006 and 2005, respectively) to the Pawnee Nation related to the Chilocco Casino and Travel Plaza projects under the then existing agreements. As of December 31, 2006, completion of the Chilocco Casino and Travel Plaza projects were considered remote and Lakes wrote off the advances.

Kickapoo Tribe.  Lakes and the Kickapoo Tribe entered into a gaming operations consulting agreement and a separate management contract in December 2004, as amended and restated in March 2005, effective as of January 19, 2005. During November 2005, Lakes and the Kickapoo Tribe terminated their business relationship due to different ideas on how to proceed with the project. During 2005 and 2006, Lakes advanced approximately $2.6 million to the Kickapoo Tribe and unpaid invoices related to the project totaled approximately $3.9 million as of January 1, 2006.

In April 2006, Lakes entered into a settlement agreement with the Kickapoo Tribe (the “Settlement Agreement”) pursuant to which Lakes and the Kickapoo Tribe resolved all outstanding issues relating to the terminated business relationship. During 2005, Lakes recorded a loss of approximately $6.2 million as a result of the terminated business relationship. In April 2006, pursuant to the Settlement Agreement, Lakes received a cash payment of approximately $2.6 million as reimbursement for payments made directly by Lakes to vendors on behalf of the Kickapoo Tribe. During the fiscal year ended December 31, 2006 (“fiscal 2006”), Lakes also received releases from the vendors related to the $3.9 million in unpaid invoices. As a result, the $6.2 million loss was reversed and is included in net realized and unrealized gains on notes receivable for fiscal 2006. During July of 2007, Lakes transferred title to certain land owned by Lakes in Texas to the Kickapoo Tribe and received $0.6 million. There are no remaining liabilities subject to the Settlement Agreement.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Other long-term assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded as described in Note 2. Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows, (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, January 2, 2005	$17,604	$16,698	$6,789	$5	$41,096
Acquisition of contract rights	—	—	—	49	49
Allocation of advances	752	2,057	1,083	1,145	5,037
Impairment loss	—	—	—	(94)	(94)

Balance, January 1, 2006	$18,356	$18,755	$7,872	$1,105	$46,088
Allocation of advances	4,167	1,632	1,888	590	8,277
Acquisition of contract rights	1,050	—	—	74	1,124
Amortization	—	—	—	(9)	(9)
Impairment loss	—	—	—	(1,201)	(1,201)

Balance, December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization	(2,798)	—	—	(7)	(2,805)
Impairment loss	—	—	—	(31)	(31)

Balance, December 30, 2007	$30,775	$21,923	$11,972	$1,240	$65,910

Amortization expense related to the Four Winds Casino Resort commenced upon opening in August of 2007. For fiscal 2007, Lakes recognized approximately $2.8 million of amortization expense for intangible assets related to Indian casino projects and $0.6 million of interest expense related to the obligation to third parties for acquisition of the Pokagon management contract.

Based on current estimates of project opening dates and estimated length of management and consulting contracts, the Company expects to recognize amortization expense related to intangibles as follows (in thousands):

Fiscal year
2008	$7,243
2009	9,898
2010	11,133
2011	11,233
2012	8,408
Thereafter	17,995

$65,910

During fiscal 2006, Lakes recognized a $1.2 million impairment charge related to its intangible asset related to the acquisition of the management, development and consulting contracts with the Pawnee Nation’s Chilocco Casino and Travel Plaza. During fiscal 2005, Lakes recognized a $0.1 million impairment charge related to its intangible asset related to the acquisition of the management contract with the Kickapoo Tribe.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects. As of December 30, 2007 and December 31, 2006, land held for development related to Indian casino projects was $7.6 million and $16.8 million, respectively, recorded at its cost. As of December 30, 2007, land held for development primarily related to land near the location of the planned Jamul Casino project.

In June of 2007 in conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in June of 2007.

Other.  As of December 30, 2007 and December 31, 2006 other assets related to Indian casino projects were approximately $5.2 million and $8.4 million, respectively. Included in this category are costs incurred related to the Indian casino projects which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties of $4.3 million at December 30, 2007 and December 31, 2006, respectively, that are directly related to the development and opening of Lakes’ Indian casino projects (Note 14).

7.	Investments

On July 31, 2006, WPTE paid approximately $2.9 million in cash to acquire an approximate 10% interest in Cecure Gaming (formerly 3G Scene Limited) (“Cecure”). WPTE does not have the ability to exercise significant influence over Cecure. At least quarterly, management reviews this investment for possible declines in value that may be determined to be other-than-temporary, in accordance with Emerging Issues Task Force (“EITF”) 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Management is currently unaware of any circumstance that might trigger such a decline.

8.	Property and equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 30,	December 31,
	2007	2006

Building	$6,497	$6,497
Leasehold improvements	709	709
Furniture and equipment	5,271	5,155
Construction in progress	9,629	9,828

	22,106	22,189
Less accumulated depreciation	(5,473)	(4,729)

	$16,633	$17,460

At December 30, 2007, construction in progress primarily relates to land and pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. In February 2005, Lakes received gaming site approval by the Mississippi Gaming Commission with respect to its proposed casino location, and during July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site and in February of 2007,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes received a two-year approval extension. Lakes plans to develop the project on an approximately 400-acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land and land purchase options. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009. A total of $9.3 million has been invested as of December 30, 2007.

In 2006 construction in progress also included $1.3 million related to the purchase of CyberArts software whereby WPTE was granted a perpetual, nonexclusive and nontransferable license for the object code of poker software and related banking and cardroom management software tools for WPTE’s development of its own online poker room. During the second quarter of 2007, WPTE wrote-off approximately $2.3 million in online gaming assets, including the CyberArts software, as a result of ceasing development of the stand-alone online gaming operation and joining the CryptoLogic, Inc. (“CryptoLogic”) online gaming network.

9.	Long-term liabilities

Debt and Warrants.  On February 15, 2006, Lakes closed on a $50 million financing facility (the “Financing Agreement”) with PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”). An initial draw of $25 million was made under the facility. The $25 million outstanding principal balance together with accrued interest was repaid in full on June 22, 2006, as discussed below. As required by the Financing Agreement, Lakes issued to PLKS Holdings, LLC an aggregate of 4.46 million common stock purchase warrants. As a result of repaying the PLKS loan in full without any additional draws under the financing facility, 1.25 million warrants remained exercisable and the remaining 3.21 million warrants lapsed and were not exercisable.

Additionally, as part of the PLKS transaction, the Lakes Board of Directors authorized the creation of a new class of Series A Convertible Preferred Stock, par value $0.01 per share. Lakes sold 4,457,751 shares of the preferred stock to PLKS Holdings, LLC for $44,578. These preferred shares have no dividend rights and no voting rights. Up to 1,250,000 preferred shares can each become immediately convertible into one share of common stock of Lakes if, and only if Lakes cancels or redeems the shares of common stock issued pursuant to PLKS’ exercise of the warrants.

The aforementioned 1.25 million warrants to purchase common stock were reported as an in-substance debt discount, valued at $4.7 million using a Black-Scholes pricing model and were being amortized as interest expense over the three-year life of the Financing Agreement.

The variables used in the Black-Scholes pricing model for the initial valuation of the warrants pursuant to the PLKS transaction were as follows:

Exercise price per share	$7.50
Expected term — in years	7.0
Expected price volatility	72.00%
Zero-coupon risk-free interest rate	4.66%
Expected dividend yield	—

As a result of the PLKS debt repayment, the remaining unamortized portion of the warrants ($4.3 million) as well as the unamortized closing costs ($2.5 million) were included as part of loss on extinguishment of debt in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss) totaling approximately $6.8 million during fiscal 2006.

During April 2007, PLKS exercised and purchased 102,500 shares underlying the warrants at $7.50 per share and paid Lakes $0.8 million.

On May 4, 2007, Lakes and PLKS amended the exercise price of the warrants (the “Amendment”). The Amendment reduced the exercise price of the warrants from $7.50 per share to $6.50 per share for the remaining

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1,147,500 shares underlying the warrants. In consideration for the amended exercise price, PLKS agreed to, within two days of the execution of the Amendment, exercise the warrants with respect to the remaining 1,147,500 shares underlying the warrants and pay the aggregate exercise price of $7.5 million, which PLKS did on May 7, 2007. The Company calculated the impacts of the Amendment’s reduction in the exercise price and of PLKS’s agreement to exercise the warrants within two days of the Amendment’s execution on the fair value of the warrants using a Black-Scholes pricing model; this calculation of the impacts consisted of valuing the warrants with and without the Amendment in force.

The variables used in the Black-Scholes pricing model for the valuation of the warrants pursuant to the Amendment were as follows:

Exercise price per share	$6.50
Expected term — in years	6.0
Expected price volatility	53.90%
Zero-coupon risk-free interest rate	4.53%
Expected dividend yield	—

As a result of the reduction in exercise price of the warrants, Lakes recognized a stock warrant inducement discount of approximately $1.4 million during the second quarter of 2007, which is included in the determination of net loss applicable to common shareholders for fiscal 2007 in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss).

On June 22, 2006, Lakes borrowed $105 million under a financing facility (the “Credit Agreement”) with Bank of America (“BofA”) and certain lenders (collectively, the “Lenders”), pursuant to the terms and conditions of a Credit Agreement among Lakes, Lakes Gaming and Resorts, LLC, BofA and the Lenders. Funds drawn under the Credit Agreement bear interest at the rate of LIBOR plus 6.25% per annum, subject to adjustment or change as specified in the Credit Agreement, and are due and payable on the fourth anniversary of the closing date. A condition of the Credit Agreement required Lakes to negotiate an interest rate swap agreement to manage Lakes’ exposure to fluctuations in interest rates. The notional value of the interest rate swap must be equal to 100% of the financing facility for the first 18 months and 50% of the financing facility thereafter.

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

On March 2, 2007, Lakes repaid its $105 million credit agreement with BofA and certain lenders under a financing facility using proceeds received from the Pokagon notes receivable participation transaction (as described in Note 5) in addition to amounts previously included in a restricted interest reserve account related to the Credit Agreement. Lakes incurred approximately $1.1 million in a prepayment penalty associated with the payoff of the Credit Agreement. The prepayment penalty, along with the remaining unamortized portion of the related debt issuance costs and unamortized discount of approximately $1.8 million and $0.9 million, respectively, were also written off, resulting in a loss on extinguishment of debt of approximately $3.8 million in the first quarter of 2007,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is included in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss).

Contract acquisition costs payable.  Upon opening of the Four Winds Casino Resort, the Company became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The payment is payable quarterly for five years. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract which commenced when the casino opened. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these obligations have been recorded at their net present value with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreement. During 2006, the Lyle Berman Family Partnership purchased a portion of the first obligation discussed above from the unrelated third party. (Note 14).

10.	Income taxes

The provision (benefit) for income taxes attributable to income (losses) for fiscal 2007, fiscal 2006 and fiscal 2005 consist of the following (in thousands):

	For the Fiscal Year Ended
	2007	2006	2005

Current:
Federal	$(1,586)	$5,641	$(124)
State	1,298	1,973	9
Foreign	29	—	—

	(259)	7,614	(115)
Deferred	2,588	603	(1,046)

	$2,329	$8,217	$(1,161)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on losses before income taxes for fiscal 2007, fiscal 2006 and fiscal 2005 are summarized as follows:

	For the Fiscal Year Ended
	2007	2006	2005

Statutory federal tax rate	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income taxes	(4.5)	3.6	(1.2)
Tax exempt income	—	(0.1)	(0.1)
Change in valuation allowance*	57.9	(15.9)	26.5
AMT credits	(2.6)	—	—
Other, net	(0.3)	3.0	2.0

	15.5%	25.6%	(7.8)%

*	Does not consider the tax effect of unrealized holding gains of $10.4 million and the exercise of employee stock options of $11.4 million during fiscal 2005.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	December 30,	December 31,
	2007	2006

Current deferred tax asset:
Subsidiary stock option expense	$2,281	$1,673
Accruals, reserves and other	277	386
Valuation allowances	(2,558)	(2,059)

	$—	$—

Non-current deferred taxes:
Unrealized investment losses	$8,145	$6,580
Deferred interest on notes receivable	26,565	23,753
Unrealized gains on notes receivable	(30,230)	(27,217)
Net operating loss carryforwards	12,784	7,369
Other	2,922	1,343
Valuation allowances	(15,308)	(5,580)

Net non-current deferred tax asset	$4,878	$6,248

Management has evaluated all evidence and determined that historical net losses (excluding net realized and unrealized gains on notes receivable) generated over the past five years, outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company has recorded a 100% valuation allowance against deferred tax assets arising from net operating loss carryforwards and other ordinary items at December 30, 2007, and December 31, 2006, as management has concluded that is it more likely than not that the tax benefits will not be realized in the foreseeable future.

The Company also has deferred tax assets related to capital losses of approximately $8.1 million as of December 30, 2007. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes that it will have capital gains in future years to utilize a portion of these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $21 million as of December 30, 2007, based upon the closing stock price as reported by the NASDAQ Global Market. However, during fiscal 2007, the Company has recorded a valuation allowance against the portion of the capital losses that are not expected to be covered by future sales of WPTE based on the price of WPTE’s common stock at December 30, 2007, combined with volume restrictions on how many WPTE shares Lakes can sell, and Lakes will monitor and adjust this valuation allowance on a quarterly basis, if necessary. As of December 30, 2007, the valuation allowance was $3.2 million, resulting in a net deferred tax asset related to capital losses of $4.9 million.

At December 30, 2007, Lakes had approximately $21.3 million of federal and $31.7 million of state net operating losses. At December 30, 2007, Lakes’ federal and state net operating losses included approximately $10.5 million related to stock option exercises, and accordingly, when realized, will not have any effect on future reported earnings, but rather will reduce tax liabilities and increase additional paid-in capital. Lakes’ federal net operating loss will begin to expire in 2023 and the state net operating loss will expire at various times depending on specific state laws.

At December 30, 2007, WPTE’s federal and state net operating losses were approximately $11.0 and $10.7 million, respectively. Federal and state losses of $2.3 million and $2.2 million, respectively, are related to stock option exercises, and, accordingly, when realized, will not have any effect on future reported earnings but

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rather will reduce tax liabilities and increase additional paid-in capital. These federal and state net operating losses expire through 2027 and 2017, respectively.

Effective January 1, 2007, Lakes adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The adoption of FIN 48 resulted in an increase of $1.4 million in Lakes’ liability for unrecognized tax benefits, which was accounted for as a reduction of retained earnings as of January 1, 2007. The adoption of FIN 48 did not materially affect net operating loss carry forwards, related deferred tax assets and valuation allowance thereon, or income tax provision for fiscal 2007.

At the beginning of 2007, Lakes’ liability for uncertain tax positions was $10.1 million plus an additional $8.2 million for the possible payment of interest and fees related to these tax liabilities. These tax liabilities were considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. Lakes records changes in accrued interest related to uncertain tax positions as a component of income tax expense. A reconciliation of the changes in components of the liability during fiscal 2007 is as follows (in thousands):

Liability for
Unrecognized Tax
Benefits

Balance at January 1, 2007	$10,114
Reductions for tax positions settled with taxing authorities(*)	(3,198)

Balance at December 30, 2007	$6,916

(*)	The Company was under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS challenged the treatment of income categorized as a capital gain. The assessment received from the IRS was approximately $3.2 million, plus interest. On December 19, 2007, the Company and the IRS agreed to a settlement, which reclassified 75% of the capital gain to ordinary income. As of December 30, 2007, the unpaid net federal income tax liability was $1.0 million and was included in the accompanying consolidated balance sheet in settlement of all obligations to the IRS. This amount was paid by Lakes in January 2008.

Lakes files a consolidated U.S. federal income tax return (excluding WPTE), as well as income tax returns in various states.

11.	Stock options:

Lakes stock option plans:

Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan, which were carried forward from Lakes’ predecessor Grand Casinos. All options granted under these plans were carried forward with the original terms and vesting and expiration dates.

Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that are approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees. At Lakes’ annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock. Stock options granted under the 1998 plans and the 2007 Plan vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to these stock option plans is summarized as follows:

		Number of common shares
	Lakes			Weighted-
	Options		Available	Avg. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at January 2, 2005	5,193,676	3,591,276	266,000	$5.72
Granted	171,500	—	(171,500)	15.48
Canceled	—	—	—	—
Exercised	(57,550)	—	—	5.68

Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Granted	64,000	—	(64,000)	10.19
Canceled	(6,500)	—	5,000	7.58
Exercised	(648,726)	—	—	5.62

Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	500,000	—
Granted	53,000	—	(53,000)	7.17
Canceled	(102,250)	—	102,250	9.92
Exercised	(321,500)	—	—	5.95

Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08

	Options Outstanding at December 30, 2007
		Weighted-Average			Options Exercisable at December 30, 2007
	Number	Remaining	Weighted-Average	Aggregate	Number	Weighted-	Aggregate
Range of Exercises Prices	Outstanding	Contractual Life	Exercise Price	Intrinsic Value	Exercisable	Average Price	Intrinsic Value

$(3.25 — 3.63)	280,200	3.4 years	$3.46	$1,055,946	280,200	$3.46	$1,055,946
(3.64 — 5.45)	2,308,700	1.3 years	4.21	6,972,162	2,308,700	4.21	6,972,162
(5.46 — 7.26)	85,000	7.3 years	6.92	26,550	60,000	7.18	3,300
(7.27 — 9.08)	1,382,000	5.8 years	8.12	—	1,036,500	8.13	—
(9.09 — 10.90)	52,500	8.5 years	10.26	—	13,700	10.28	—
(10.91 — 12.71)	72,250	3.3 years	11.51	—	60,600	11.40	—
(12.72 — 14.53)	95,000	7.1 years	14.00	—	45,500	14.01	—
(14.54 — 16.34)	5,000	7.0 years	16.11	—	2,000	16.11	—
(16.35 — 18.16)	65,000	6.3 years	17.91	—	35,000	17.97	—

	4,345,650	3.3 years	$6.08	$8,054,658	3,842,200	$5.64	$8,031,408

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $7.23 on December 28, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during fiscal 2007 was $1.5 million. As of December 30, 2007, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.8 million, which is expected to be recognized over a weighted-average period of 2.3 years. The weighted-average grant-date fair value of stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was $4.31, $7.14 and $7.93, respectively, per share.

Lakes issues new shares of common stock upon exercise of options.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

WPTE stock option plan, restricted shares and warrant:

WPTE’s 2004 Stock Incentive Plan (the “2004 Plan”) initially provided for grants up to 3,120,000 shares of common stock, including the options to purchase up to 1,120,000 shares of common stock issued to employees and consultants prior to becoming a publicly-traded company. On May 31, 2006, the WPTE shareholders approved an amendment to the 2004 Plan to increase the number of shares of common stock reserved for issuance to 4,200,000 shares. The options vest in equal installments over three-year and five-year periods beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed with WPTE on the anniversary date in order to vest in any shares for that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

On March 4, 2002, WPTE granted 2.4 million shares to its Chief Executive Officer and President under a management agreement. The shares were fully vested on February 25, 2006.

In connection with its initial public offering on August 9, 2004, WPTE issued to its lead underwriter, Feltl & Company, a warrant to purchase up to a total of 400,000 shares of common stock at an exercise price of $12.80 for a period of four years. The warrant became exercisable on August 9, 2005, and as of December 30, 2007, the warrants remain outstanding.

Information with respect to WPTE’s stock option plans is summarized as follows:

	Number of Common Shares
	Options		Available for	Weighted-Avg.
	Outstanding	Exercisable	Grant	Exercise Price

Balance at January 2, 2005	2,561,000	560,000	559,000	$4.61
Granted	443,000	—	(443,000)	12.75
Forfeited	(167,667)	—	167,667	11.99
Exercised	(678,333)	—	—	0.04

Balance at January 1, 2006	2,158,000	620,333	283,667	$7.14
Authorized	—	—	1,080,000	—
Granted	754,500	—	(754,500)	4.92
Forfeited	(374,334)	—	374,334	9.21
Exercised	(220,000)	—	—	0.0049

Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Granted	1,131,350	—	(1,131,350)	3.42
Forfeited	(414,999)	—	414,999	7.27
Exercised	(113,660)	—	—	0.0049

Balance at December 30, 2007	2,920,857	1,322,206	267,150	$5.66

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding at December 30, 2007			Options Exercisable at December 30, 2007
		Weighted-Avg.			Weighted-	Aggregate
	Number	Remaining	Weighted-Avg.	Number	Avg.	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Price	Value

$0.0049	111,340	4.16	$0.0049	111,340	$0.0049	$189,846
$0.0050-4.80	1,341,650	9.45	3.48	69,500	4.18	—
$4.81-9.92	1,307,866	6.98	7.56	1,067,366	7.92	—
$9.93-14.51	154,000	7.62	12.18	70,000	12.47	—
$14.52-19.50	6,001	7.56	15.79	4,000	15.79	—

$(.0049-19.50)	2,920,857	8.04	$5.66	1,322,206	$7.32	$189,846

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $1.71 on December 28, 2007, which would have been received by the option holders had they exercised their options as of that date. As of December 30, 2007, the total number of “in-the-money” options was 111,340. The total intrinsic value of options exercised during the year ended December 30, 2007 was $0.5 million. As of December 30, 2007, WPTE’s unrecognized share-based compensation related to stock options was approximately $2.8 million, which is expected to be recognized over a weighted-average period of 2.9 years. The weighted-average grant-date fair value of stock options granted during fiscal 2007, fiscal 2006 and fiscal 2005 was $2.26, $3.47 and $8.77, respectively, per share.

WPTE issues new shares of common stock upon exercise of options.

12.	Employee retirement plan:

Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.1 million during fiscal 2007, fiscal 2006 and fiscal 2005, respectively. Company contributions are vested over a period of five years.

WPTE has a section 401(k) employee savings plan for eligible employees. WPTE expensed approximately $0.1 million in fiscal 2007 relating to a discretionary matching 401(k) contribution. There were no matching contributions during fiscal 2006 or fiscal 2005.

WPTE’s post production group is currently operating under a collective bargaining agreement with the International Alliance of Theatrical Stage Employees (IATSE). Specified benefit levels are ordinarily not negotiated by or made known to participating employers. Although it is possible that a liability would be incurred by WPTE in the event of its withdrawal from participation in, or termination of this plan, such liability is not subject to reasonable estimation based on available information. Moreover, WPTE has no intention of withdrawing from, and has not been informed of any intention by IATSE to terminate the plan. Under this agreement, WPTE is obligated to make payments to the Motion Picture Industry and Health Plans. Contributions were $0.1 million and $0.2 million in fiscal 2007 and in fiscal 2006, respectively. There were no contributions made in fiscal 2005.

13.	Commitments and contingencies:

Lakes’ commitments

Tribal commitments.  The construction of Lakes’ Indian casino projects will depend on the tribes’ ability to obtain financing for the projects. Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase the Company’s potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 30, 2007 or December 31, 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations to related parties. See Note 14.

Operating lease.  The Company entered into a ten year non-cancelable operating lease for its aircraft on December 31, 2007. The Company has an optional one-year renewal term and the operating lease agreement allows the Company the option of purchasing the aircraft at its estimated fair value at 60 months and 84 months into the term of the lease. Approximate future minimum lease payments due under this lease are $4.2 million, of which $0.4 million is payable in fiscal 2008 and each respective year thereafter, respectively. Rent expense under the Company’s previous operating lease, exclusive of real estate taxes, insurance, and maintenance expense was $0.7 million, $0.8 million and $1.5 million for fiscal 2007, fiscal 2006 and fiscal 2005, respectively.

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

WPTE Commitments

Employment agreements.  WPTE has an employment agreement with its President and Chief Executive Officer of WPTE, under which it has agreed to pay an annualized base salary of $500,000 commencing on November 6, 2006 and ending on December 31, 2008. The Agreement also provides that the officer will serve as a member of WPTE’s Board of Directors, and he will be eligible to participate in a bonus plan created by WPTE’s Compensation Committee in its discretion that is agreeable to the officer and WPTE. Under a previously existing employment agreement with the officer he was entitled to an additional bonus equal to 5% of WPTE’s annual net profits above $3.0 million in such fiscal year. This bonus was approximately $250,000 during fiscal 2006 and the agreement expired on December 29, 2006. WPTE also previously granted the officer options to purchase 600,000 shares of WPTE’s common stock at $8.00 per share on August 9, 2004, which options vested in equal installments over three years.

Operating leases.  WPTE has an operating lease for office space and another for production space both expiring in 2011. Additionally, WPTE entered into an operating lease in London commencing in January 2008 for 12 months. Aggregate future minimum lease payments under these leases for the next four years are as follows:

•	2008: $0.9 million

•	2009: $0.9 million

•	2010: $0.9 million

•	2011: $0.4 million

Rent expense for the years ended December 30, 2007, December 31, 2006, and January 1, 2006, was $1.0 million, $0.7 million and $0.5 million, respectively.

China agreement and related commitment.  On August 6, 2007, WPTE entered into an agreement expiring in 2012 with a Chinese government-sanctioned body with authority over certain leisure sports, including the popular national Chinese card game “Traktor Poker.” During the term of the agreement, WPTE is to receive

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

exclusive branding and certain marketing and sponsorship rights related to the WPT China National Traktor Poker Tour. In exchange for these rights, WPTE is required to pay an annual fee, which starts at approximately $0.5 million and increases by ten percent annually for the remaining years of the agreement. WPTE has not recorded a liability for years two through five as it has the ability to terminate the agreement unilaterally merely by non-payment of the annual fee.

Legal proceedings

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has determined that it is more likely than not that it will not be able to support its position related to this tax matter. As such, Lakes has recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

WPTE litigation.  On July 19, 2006, WPTE was served with a complaint filed in United States District Court, Central District of California by seven poker players. The complaint alleges, among other things, that the business practice of WPTE requiring players to execute certain participant releases, in connection with certain tournaments they film through exclusive arrangement with casinos that have allegedly limited the number of televised poker venues for high stakes professional poker players, violates antitrust laws. WPTE has issued a statement indicating its belief that the claims asserted in the complaint are misleading and without merit, and WPTE filed a response on August 24, 2006 reflecting its legal position. On March 14, 2007, the plaintiffs filed a motion for summary judgment which was ultimately denied by the Court. A trial date has been set for August 5, 2008. WPTE does not expect any material adverse consequence from this action. Accordingly, no provision has been made in the financial statements for any such losses.

Miscellaneous legal matters.  Lakes and its subsidiaries (including WPTE) are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

14.	Related party transactions:

KAR Entities.  Lakes, through its subsidiaries Lakes Jamul, Inc. and Lakes Shingle Springs, Inc. respectively, advanced $1.0 million to each of Kean Argovitz Resorts — Jamul, LLC (“KAR-Jamul”) and KAR-Shingle Springs (together, the “KAR Entities”) pursuant to promissory notes dated in 1999 (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs casino projects. The loans were part of overall transactions in which Lakes initially acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

such, the business purpose for the loans by Lakes was to acquire interests in the subject casinos projects, as the loans were a condition to entering into the joint ventures.

In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. Lakes recorded the $1.9 million as part of its intangible assets related to the Jamul and Shingle Springs Indian casino projects described in Note 2. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes forgave the notes receivable from the KAR Entities subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

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

Lakes has an additional agreement with Mr. Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe, assuming he has been found suitable by the NIGC.

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

In addition, the KAR Entities owe Lakes $1.3 million as of December 30, 2007 and December 31, 2006. These amounts represent the KAR Entities’ portion of non-reimbursed costs related to the Jamul and Shingle Springs projects, and are collateralized by the KAR Entities’ share of future revenues from the projects.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

these transactions, the resulting net balance due from Mr. Kean was approximately $1.8 million, which is collateralized by Mr. Kean’s interest in the Jamul and Shingle Springs projects.

The Company determined that Mr. Kean’s obligation to Lakes is similar to a collateral dependent loan and that the asset impairment assessment guidance in SFAS No. 114 is appropriate. At the time of the default and at December 30, 2007, the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows exceeded the amount of Mr. Kean’s $1.8 million obligation. Therefore, no impairment was recorded at the time of default or has been recorded subsequently.

Lakes continues to monitor the collectibility of this note on a quarterly basis and as of December 30, 2007 and December 31, 2006 has concluded that repayment was probable based upon Mr. Kean’s remaining economic interests in the Jamul and Shingle Springs projects. Lakes also advanced Mr. Kean $0.1 million and $0.8 million in fiscal 2006 and fiscal 2005 respectively as consideration for assisting Lakes in obtaining and entering into development and management contracts for new casino projects. These amounts are included as part of other long-term assets related to Indian casino projects in the accompanying consolidated balance sheets. The advances are evidenced by a loan that is secured by the future operations of certain casino projects in which Mr. Kean is directly involved in. The outstanding amount of this loan was $1.0 million at December 30, 2007 and December 31, 2006, respectively. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

In addition, Lakes has an outstanding note from Kevin Kean of $0.1 million at December 30, 2007 and December 31, 2006 which is also collateralized by Mr. Kean’s interest in future operations of casino projects in which Mr. Kean and Lakes are both directly involved.

As of December 30, 2007, and December 31, 2006, Lakes has recorded $4.3 million in other assets related to Indian casino projects resulting from the transactions described above.

Sklansky Games, LLC.  Lakes entered into a license agreement with Sklansky Games, LLC (“Sklansky”) pursuant to which Lakes developed a World Poker Tour No Limit Texas Hold’Em casino table game that uses certain of Sklansky’s intellectual property rights. Lakes had also entered into a license agreement with WPTE pursuant to which Lakes obtained a license to utilize the World Poker Tour name and logo in connection with the casino table game. Under the terms of this agreement, Lakes is required to pay WPTE a specified minimum annual royalty payment of 10% of gross revenues, and Sklansky a specified minimum annual royalty payment of 30% of the gross revenue Lakes receives from its sale or lease of the game. Also, Lakes, through one of its wholly-owned subsidiaries, holds an indirect majority ownership in WPTE. Lyle Berman and his son, Bradley Berman, own 28% and 54% equity interests in Sklansky, respectively. Lyle Berman also serves as Chairman of WPTE, and Bradley Berman is a member of WPTE’s Board of Directors. The Company incurred royalty costs to Sklansky of $30,000 and $90,000 in fiscal 2007 and fiscal 2006, respectively, and royalty costs to WPTE of approximately $10,000 and $30,000 in fiscal 2007 and fiscal 2006, respectively. All intercompany activity between the Company and WPTE has been eliminated upon consolidation of the financial statements.

Lyle Berman Family Partnership.  Lakes has an obligation to make quarterly payments during the term of the management contract of the Four Winds Casino Resort (Note 9). During June of 2006 the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the unrelated third party receivable and will receive approximately $0.3 million per year of this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

G-III Apparel Group, Ltd.  Effective as of February 24, 2004, WPTE entered into a non-exclusive license agreement with G-III Apparel Group, Ltd. (“G-III”), which is controlled by a Lakes director. Under the agreement,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

G-III licenses the WPT name, logo and trademark from WPTE in connection with the G-III’s production of certain types of apparel for distribution in authorized channels within the United States, its territories and possessions and in certain circumstances, Canada. As consideration for this non-exclusive license, G-III paid royalties and certain other fees to WPTE of approximately $45,000, and $311,000 in royalties during fiscal 2006 and fiscal 2005, respectively. No royalties were earned or paid during fiscal 2007.

PokerTek.  In fiscal 2006, WPTE recognized a gain on sale of securities of approximately $10.2 million related to a sale of WPTE’s shares of common stock of PokerTek, Inc. Lyle Berman, Chairman of the Board of Directors of Lakes and WPTE, along with his son Bradley Berman, who is an employee of Lakes and also a member of the Board of Directors of WPTE, each made personal investments in PokerTek, and, as of December 31, 2006, collectively owned approximately 9% of PokerTek. In addition, Lyle Berman serves as Chairman of the Board of PokerTek and has 200,000 stock options in the company.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment information:

Lakes’ principal business is the development, financing and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. All of Lakes’ and substantially all of WPTE’s operations are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally primarily by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, Lakes’ corporate office building and construction in progress related to a Company-owned casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	Casino	WPTE		Corporate &
	Projects	Domestic	International	Eliminations	Consolidated

December 30, 2007
Revenue	$6.6	$16.2	$5.5	$0.1	$28.4
Net impairment charges	0.3	—	—	—	0.3
Operating earnings (loss)	9.9	(11.5)	—	(17.2)	(18.8)
Total assets	158.2	41.6	—	56.3	256.1
Depreciation and amortization expense	$—	$0.4	$—	$0.4	$0.8
Amortization of intangible assets related to Indian casino projects	$2.8	$—	$—	$—	$2.8
December 31, 2006
Revenue	$0.5	$23.1	$6.2	$0.1	$29.9
Net impairment charges	1.2	—	—	—	1.2
Operating earnings (loss)	49.3	0.3	—	(15.4)	34.2
Total assets	242.8	51.3	—	67.1	361.2
Depreciation and amortization expense	$—	$0.3	$—	$0.3	$0.6
January 1, 2006
Revenue	$0.1	$14.2	$3.8	$0.1	$18.2
Net impairment charges	0.1	—	—	0.8	0.9
Operating earnings (loss)	4.1	(6.1)	—	(14.5)	(16.5)
Total assets	154.1	46.4	—	30.1	230.6
Depreciation and amortization expense	$—	$0.2	$—	$0.3	$0.5

16.	Settlement Agreement with a beneficial owner:

As of March 17, 2006, Lakes entered into a settlement agreement with Deephaven Capital Management LLC (“Deephaven”), an unrelated third party, pursuant to which Deephaven paid Lakes approximately $2.8 million as repayment of short-swing profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with one or more funds managed by Deephaven trading in shares of Lakes’ common stock prior to February 14, 2006. The payment was recorded as an increase in additional paid-in capital in the accompanying consolidated balance sheet in fiscal 2006.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Selected quarterly financial information (unaudited):

For the fiscal year ended December 30, 2007 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter	Quarter

Net revenues	$4,971	$8,129	$7,007	$8,345
Earnings (loss) from operations(1)	(7,293)	1,554	(6,319)	(6,725)
Net earnings (loss) applicable to common shareholders	(9,820)	6,574	(5,212)	(6,590)
Earnings (loss) per share applicable to common shareholders:
Basic	$(0.43)	$0.28	$(0.21)	$(0.27)
Diluted	(0.43)	0.25	(0.21)	(0.27)

(1)	Certain minor reclassifications were made in the first three quarters to conform to the fourth quarter and annual presentations.

(2)	Results included a loss on extinguishment of debt of $3.8 million related to the repayment of Lakes’ $105 million credit agreement.

(3)	Results included a loss on abandonment of online gaming assets of $2.2 million related to WPTE. Results also included interest income of $4.9 million resulting from the repayment of land previously purchased on behalf of the Shingle Springs Tribe.

For the fiscal year ended December 31, 2006 (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter(2)	Quarter(3)	Quarter(4)	Quarter

Net revenues	$6,631	$11,220	$5,908	$6,113
Earnings from operations(1)	10,373	15,716	1,021	7,089
Net earnings applicable to common shareholders	10,032	2,093	3,049	4,666
Earnings per share applicable to common shareholders:
Basic	$0.45	$0.09	$0.13	$0.20
Diluted	0.42	0.08	0.12	0.18

(1)	Certain minor reclassifications were made in the first three quarters to conform to the fourth quarter and annual presentations.

(2)	Results included a gain of $5.7 million from the sale of WPTE’s stock in PokerTek.

(3)	Results included a loss on extinguishment of debt of approximately $6.8 million, resulting from Lakes’ debt repayment to PLKS.

(4)	Results included a gain of $4.5 million from the sale of WPTE’s remaining stock in PokerTek.

18.	Subsequent events:

Auction Rate Securities.  As of December 30, 2007, the Company had $9.2 million in cash and cash equivalents. Of this amount $5.3 million related to Lakes and $3.9 million related to WPTE. The Company also had $53.5 million in short-term investments in marketable securities of which $23.0 million related to WPTE. All of Lakes’ short-term investments in marketable securities and $7.8 million of WPTE’s short-term investments in marketable securities were ARS. The types of ARS investments that the Company owns are backed by student loans, a portion of which are guaranteed under the FFELP, and all had credit ratings of AAA or Aaa when purchased.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Neither Lakes nor WPTE own any other type of ARS investments. None of the Company’s investments in ARS qualify, or have ever been classified in its consolidated financial statements, as cash or cash equivalents.

The interest rates on these ARS are reset every 7 to 35 days by an auction process. Historically, these types of ARS investments have been highly liquid. As a result of the recent liquidity issues experienced in the global credit and capital markets, in February and March 2008, auctions for ARS investments held by Lakes and WPTE failed. An auction failure means that the amount of securities submitted for sale exceeds the amount of purchase orders, and the parties wishing to sell the securities are instead required to hold the investment until a successful auction is completed. The ARS continue to pay interest in accordance with the terms of the underlying security; however, liquidity will be limited until there is a successful auction or until such time as other markets for these ARS investments develop. Account statements for February 2008 received from the firms managing the Company’s investments indicated no decrease in the fair-value of these securities and that the underlying credit quality of the assets backing its ARS investments have not been impacted by the reduced liquidity of these ARS investments. As a result of these recent events, the Company is in the process of evaluating the extent of any impairment in its ARS investments resulting from the current lack of liquidity; however, the Company is not yet able to quantify the amount of impairment, if any, that may occur in the foreseeable future. Lakes currently expects to be able to obtain funds in order to fulfill its potential future liquidity needs if it is unable to liquidate its ARS investments by mid-2008 as needed, and is exploring several financing alternatives. WPTE does not believe that any lack of liquidity during the next 12 months relating to this matter will have an impact on its ability to fund its operations.

Regarding the balance sheet classification as of December 30, 2007, the Company believes that it has appropriately classified all ARS as short-term as all securities experienced a successful auction with no failures during the month of January and certain ARS were liquidated. If the liquidity issues persist through the end of the first quarter of 2008, the Company intends to reclassify these investments to non-current.

WPTE’s CryptoLogic amendment.  On March 5, 2008, WPTE entered into an amendment to the software supply and support agreement, dated April 27, 2007, by and between WPTE and CryptoLogic, pursuant to which WPTE exercised its option to increase the number of casino games available (“Full Casino”) on WPTE’s online gaming website, WorldPokerTour.com.

The amendment exercising the Full Casino option lowered the annual minimum guarantee payable to CryptoLogic from $2.5 million to $0.8 million. In addition, WPTE exercised its option to have CryptoLogic develop online poker rooms in two additional languages, Spanish and German, for a fee of $0.1 million. In a separate amendment dated March 5, 2008, WPTE and CryptoLogic agreed to extend the term of the license agreement with CryptoLogic an additional year (now ending June 30, 2011) and received favorable rates as described below.

WPTE is entitled to the following percentages of net gaming revenue: (a) 100% of the first $37,500 per month, (b) 79% of revenue in excess of $37,500 but less than $500,000 per month; and (d) 80% of the revenue in excess of $500,000 per month.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 30, 2007, our internal control over financial reporting is effective based on these criteria. Piercy Bowler Taylor & Kern, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on our internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Lakes have been detected. Lakes’ internal controls over financial reporting, however, are designed to provide reasonable assurance that the objectives of internal control over financial reporting are met.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the internal control over financial reporting of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Annual Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Lakes Entertainment, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Lakes Entertainment, Inc. and Subsidiaries as of and for the year ended December 30, 2007 and our report dated March 9, 2008, expressed an unqualified opinion thereon and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109. .

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 9, 2008

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation”, “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” to be included in the Lakes’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the “1998 Employee Plan”) and the 1998 Director Stock Option Plan (the “1998 Director Plan”) permit the grant of up to a maximum of 5,000,000 shares and 500,000 shares of common stock, respectively, as of the end of fiscal 2007. At Lakes’ annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock.

The 1998 Employee Plan and the 2007 Plan are designed to integrate compensation of our executives (including officers and directors but excluding directors who are not also full-time employees) with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. Under the 1998 Director Plan, we may issue equity awards to members of our Board of Directors, who are not also our employees or employees of our subsidiaries. The 1998 Employee Plan, 1998 Director Plan and 2007 Plan have all been approved by our shareholders.

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

The following table provides certain information as of December 30, 2007 with respect to our equity compensation plans:

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	warrants and Rights	in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	4,014,650	$5.93	59,750
1998 Director Plan	331,000	$7.96	25,000
2007 Plan	—	$—	500,000

Total	4,345,650	$6.08	584,750

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement for its 2008 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	64
Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	65
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	66
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	67
Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2007, December 31, 2006 and January 1, 2006	68
Notes to Consolidated Financial Statements	69

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).
3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)
3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).
3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)
4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)
10.1	Intentionally omitted.
10.2	Intentionally omitted.
10.3	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)
10.4	Intentionally omitted.
10.5	Intentionally omitted.
10.6	Intentionally omitted.
10.7	Intentionally omitted.
10.8	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.)*
10.9	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.)*
10.10	Intentionally omitted.

Exhibits	Description

10.11	Intentionally omitted.
10.12	Intentionally omitted.
10.13	Intentionally omitted.
10.14	Intentionally omitted.
10.15	Intentionally omitted.
10.16	Intentionally omitted.
10.17	Intentionally omitted.
10.18	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.19	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.20	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.21	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.22	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.23	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.24	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.25	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.26	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.27	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.28	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.29	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.30	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.31	Intentionally omitted.
10.32	Intentionally omitted.
10.33	Intentionally omitted.
10.34	Intentionally omitted.
10.35	Intentionally omitted.
10.36	Intentionally omitted.
10.37	Intentionally omitted.
10.38	Intentionally omitted.
10.39	Intentionally omitted.
10.40	Intentionally omitted.
10.41	Intentionally omitted.
10.42	Intentionally omitted.
10.43	Intentionally omitted.
10.44	Intentionally omitted.
10.45	Intentionally omitted.
10.46	Intentionally omitted.
10.47	Intentionally omitted.
10.48	Intentionally omitted.
10.49	Intentionally omitted.
10.50	Intentionally omitted.
10.51	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.52	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.53	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.54	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.55	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.56	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

Exhibits	Description

10.57	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.58	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.59	Intentionally omitted.
10.60	Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, L.L.C. and World Poker Tour, L.L.C. (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934). (Incorporated herein by reference to Exhibit 10.1 to Lakes’ report on Form 10-Q for the fiscal quarter ended March 30, 2003.)
10.61	Amendment to Member Control Agreement of Pacific Coast Gaming — Santa Rosa, LLC (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Report on Form 10-Q for the fiscal quarter ended March 30, 2003.)
10.62	Amendment dated July 25, 2003 to Acquisition Master Agreement dated January 22, 2003, by and between The Travel Channel, LLC and World Poker Tour, LLC (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934) (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended September 28, 2003.)
10.63	Master Agreement, dated as of August 22, 2003, by and between World Poker Tour, LLC and the Travel Channel, LLC (incorporated by reference to Exhibit 10.2 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**
10.64	Letter dated as of April 12, 2004, from the Travel Channel, LLC to World Poker Tour, LLC (incorporated by reference to Exhibit 10.3 to the registration statement on Form S-1 of WPT Enterprises, Inc. filed with the Commission on April 15, 2004.)**
10.65	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)
10.66	Amendment No. 5 dated August 18, 2004 to Acquisition Master Agreement dated August 22, 2003, by and between The Travel Channel, LLC and WPT Enterprises, Inc. (f/k/a World Poker Tour, LLC) (incorporated by reference from Exhibit 10.2 to Form 10-Q of WPT Enterprises, Inc. for the fiscal quarter ended October 3, 2004 (portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.)
10.67	Intentionally omitted.
10.68	Intentionally omitted.
10.69	Intentionally omitted.
10.70	Intentionally omitted.
10.71	Intentionally omitted.
10.72	Intentionally omitted.
10.73	Intentionally omitted.
10.74	Intentionally omitted.
10.75	Intentionally omitted.
10.76	Intentionally omitted.

Exhibits	Description

10.77	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.78	Intentionally omitted.
10.79	Intentionally omitted.
10.80	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.81	Intentionally omitted.
10.82	Intentionally omitted.
10.83	Intentionally omitted.
10.84	Intentionally omitted.
10.85	Intentionally omitted.
10.86	Intentionally omitted.
10.87	Intentionally omitted.
10.88	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.89	Intentionally omitted.
10.90	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.91	Intentionally omitted.
10.92	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.93	Intentionally omitted.
10.94	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.95	Intentionally omitted.
10.96	Intentionally omitted.
10.97	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.98	Intentionally omitted.
10.99	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.100	Intentionally omitted.

Exhibits	Description

10.101	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.102	Intentionally omitted.
10.103	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.104	Intentionally omitted.
10.105	Intentionally omitted.
10.106	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.107	Intentionally omitted.
10.108	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.109	Intentionally omitted.
10.110	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.111	Intentionally omitted.
10.112	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.113	Intentionally omitted.
10.114	Gaming Operations Consulting Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.114 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.115	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.115 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.116	KTTT Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally recognized Indian Tribe, in favor of Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.116 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.117	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.117 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.118	Tribal Agreement by and between Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.118 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.119	Management Agreement for a Gaming Facility and Related Ancillary Facilities by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.119 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.120	Operating Note by KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, in favor of Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.120 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.121	Security Agreement by and between KTTT Enterprises, a wholly-owned subsidiary of and a governmental instrument of the Kickapoo Traditional Tribe of Texas, a federally-recognized Indian Tribe, and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated January 19, 2005. (Incorporated herein by reference to Exhibit 10.121 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.122	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.123	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.124	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.125	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.126	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.127	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.128	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.129	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.130	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.131	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.132	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.133	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.134	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.135	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.136	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.137	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.138	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.139	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.140	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.141	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.142	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.143	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.144	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.145	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.146	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.147	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.148	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.149	Loan Agreement dated as of December 15, 2005 among Lakes Entertainment, Inc., a Minnesota corporation, Lakes Poker Tour, LLC, a Minnesota limited liability company, and Lyle Berman Family Partnership, a Minnesota general Partnership (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.150	Note dated December 15, 2005 by Lakes Entertainment, Inc. and Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.151	Common Stock Purchase Warrant dated December 15, 2005 by Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.152	Registration Rights Agreement dated as of December 16, 2005 among WPT Enterprises, Inc., a Delaware corporation, Lakes Entertainment, Inc. and Lakes Poker Tour, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.153	Guaranty Agreement dated December 15, 2005 by various subsidiaries of Lakes Entertainment, Inc. in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.154	Guaranty Security Agreement dated December 15, 2005 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc. and Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)

Exhibits	Description

10.155	Stock Pledge Agreement dated December 15, 2005 among Lakes Poker Tour, LLC in favor of Lyle Berman Family Partnership. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2005.)
10.156	Financing Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc., various subsidiaries of Lakes Entertainment, Inc., and PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.157	Securities Purchase Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including the Schedule of Buyers. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.158	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.159	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.160	Security Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor or PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.161	Pledge Agreement dated as of February 15, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.162	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Entertainment, Inc. in favor PLKS Funding, LLC. (Incorporated herein by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.163	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.164	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Kar Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.165	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of PLKS Funding, LLC (Beneficiary). (Incorporated herein by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.166	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.167	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.168	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.169	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.170	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.171	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.172	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.173	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.174	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.175	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.176	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.177	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.178	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.179	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.180	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.181	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.182	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.183	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.184	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.185	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.186	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.187	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)
10.188	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.189	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.190	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.191	Credit Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC, Bank of America, N.A. and various lenders. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.192	Security Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.193	Pledge Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc. and various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.194	Continuing Guaranty dated as of June 22, 2006 entered into by various subsidiaries of Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.195	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Entertainment, Inc. in favor of Bank of America, N.A. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.196	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Gaming-Mississippi, LLC (Trustor) to B. Blake Teller, esq. (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.197	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Kean Argovitz Resorts-California, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description

10.198	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of February 15, 2006 by Lakes KAR Shingle Springs, L.L.C. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.199	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing dated as of June 22, 2006 by Lakes Shingle Springs, Inc. (Trustor) to Fidelity National Title Insurance Company (Trustee) for the benefit of Bank of America, N.A. (Beneficiary). (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.200	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.201	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.202	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.203	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.204	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.205	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.206	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.207	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.208	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)
10.209	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.210	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description

10.211	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.212	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.213	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.214	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.215	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.216	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.217	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.218	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.219	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.220	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.221	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.222	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.223	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.224	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.225	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.226	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.(Incorporated by reference to Exhibit 10.226 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).*

Exhibits	Description

10.227	Second Amendment dated January 23, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2007.)
10.228	May 4, 2007 Letter Agreement between Lakes Entertainment, Inc. and PLKS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 10, 2007.)
10.229	Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)
10.230	Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.231	Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.232	Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.233	Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.234	Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.235	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 9, 2008.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN
Name:     Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2008.

Name	Title

/s/ Lyle Berman Lyle Berman	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

/s/ Timothy J. Cope Timothy J. Cope	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

/s/ Morris Goldfarb Morris Goldfarb	Director

/s/ Ray Moberg Ray Moberg	Director

/s/ Neil I. Sell Neil I. Sell	Director

/s/ Larry C. Barenbaum Larry C. Barenbaum	Director

/s/ Richard White Richard White	Director