Form 10-Q
period 2008-03-30
LAKES ENTERTAINMENT INC
filed 2008-05-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 0-24993

LAKES ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Cheshire Lane, Suite 101 Minnetonka, Minnesota	55305 (Zip Code)
(Address of principal executive offices)

(952) 449-9092
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 5, 2008, there were 24,915,675 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	March 30,
	2008	December 30,
	(Unaudited)	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents
(balances include $5.0 million and $3.9 million of WPT Enterprises, Inc.)	$8,644	$9,248
Investments in marketable securities
(balances include $8.5 million and $23.0 million of WPT Enterprises, Inc.)	8,511	53,546
Accounts receivable	5,045	3,570
Notes receivable	1,133	—
Other current assets	3,367	3,028

Total current assets	26,700	69,392

Property and equipment, net	16,743	16,633

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	77,899	78,795
Land held for development	7,663	7,631
Intangible assets , net of accumulated amortization of $4.4 million and $2.8 million	64,987	65,910
Other	5,116	5,176

Total long-term assets related to Indian casino projects	155,665	157,512

Other assets:
Investments in marketable securities	38,849	4,200
Investments in unconsolidated investee	2,923	2,923
Deferred tax asset	4,498	4,878
Other long-term assets	530	563

Total other assets	46,800	12,564

Total assets	$245,908	$256,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$1,753	$1,559
Income taxes payable	15,471	16,272
Accrued payroll and related costs	2,574	2,788
Deferred revenue	1,984	2,870
Current portion of contract acquisition costs payable, net of $1.3 million and $1.2 million discount	2,206	1,903
Other accrued expenses	2,166	2,074

Total current liabilities	26,154	27,466

Long-term Liabilities:
Contract acquisition costs payable, net of $2.2 million and $2.5 million discount	6,737	7,342

Total liabilities	32,891	34,808

Commitments and contingencies
Minority interest in subsidiary	12,587	13,995
Shareholders’ equity:
Series A convertible, nonvoting preferred stock, $.01 par value with no dividend rights and no liquidation preference; authorized 7,500 shares; 4,458 issued and outstanding at March 30, 2008 and December 30, 2007	45	45
Common stock, $.01 par value; authorized 200,000 shares; 24,916 and 24,516 issued and outstanding at March 30, 2008, and December 30, 2007, respectively	249	245
Additional paid-in capital	192,658	190,228
Retained earnings	9,861	16,766
Accumulated other comprehensive earnings (loss)	(2,383)	14

Total shareholders’ equity	200,430	207,298

Total liabilities and shareholders’ equity	$245,908	$256,101

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended
	March 30,	April 1,
	2008	2007
	(In thousands, except
	per share data)
	(Unaudited)

Revenues:
License fee income	$3,576	$3,768
Host fees, sponsorship, online gaming and other	1,405	755
Management, consulting and development fees	4,580	449

Total revenues	9,561	4,972

Costs and expenses:
Selling, general and administrative	10,892	9,741
Production costs	2,670	2,152
Net impairment losses	—	331
Amortization of intangible assets related to Indian casino projects	1,681	3
Depreciation and amortization	188	192

Total costs and expenses	15,431	12,419

Net realized and unrealized gains (losses) on notes receivable	(1,983)	165

Loss from operations	(7,853)	(7,282)

Other income (expense):
Interest income	835	1,138
Interest expense	(367)	(316)
Loss on extinguishment of debt	—	(3,830)
Other	62	(90)

Total other income (expense), net	530	(3,098)

Loss before income taxes and minority interest in net loss of subsidiary	(7,323)	(10,380)
Income taxes	688	322

Loss before minority interest in net loss of subsidiary	(8,011)	(10,702)
Minority interest in net loss of subsidiary	1,106	881

Net loss applicable to common shareholders	(6,905)	(9,821)

Other comprehensive earnings (loss):
Unrealized gains (loss) on marketable securities, net of tax	(2,397)	23
Change in estimated fair value of derivative	—	409

Comprehensive loss	$(9,302)	$(9,389)

Loss applicable to common shareholders per share — basic and diluted	($0.28)	($0.43)

Weighted-average common shares outstanding — basic and diluted	24,604	22,970

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Three months ended
	March 30,	April 1,
	2008	2007
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(6,905)	$(9,821)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	275
Amortization of debt issuance costs	—	95
Amortization of debt discount	—	33
Decrease in value of warrant liability	—	(2,272)
Amortization of intangible assets related to Indian casino projects	1,681	3
Share-based compensation	461	1,232
Loss on extinguishment of debt	—	2,783
Net realized and unrealized gains (losses) on notes receivable	1,983	(1,227)
Minority interest in net loss of subsidiary	(1,106)	(881)
Deferred income taxes	380	(112)
Net impairment losses	—	331
Changes in operating assets and liabilities:
Accounts receivable	(1,492)	566
Other current assets	(339)	(783)
Income taxes payable	(801)	34
Accounts payable	266	(41)
Deferred revenue	(885)	403
Accrued expenses	(125)	(1,669)
Contract acquisition costs payable	(301)	—

Net cash used in operating activities	(6,930)	(11,051)

INVESTING ACTIVITIES:
Purchase of marketable securities	(13,887)	(26,630)
Sale / maturity of marketable securities	21,877	33,785
Collections on notes receivable	276	49
Increases in long-term assets related to Indian casino projects	(2,153)	(6,598)
Advances on notes receivable	(1,117)	—
Purchase of property and equipment	(374)	(614)
Increase in other long-term assets	29	—

Net cash provided by (used in) investing activities	4,651	(8)

FINANCING ACTIVITIES:
Decrease in restricted cash	—	12,735
Repayment of long-term debt	—	(105,000)
Cash proceeds from issuance of common and preferred stock	1,675	376
Cash proceeds from sale of notes receivable	—	102,114

Net cash provided by financing activities	1,675	10,225

Net decrease in cash and cash equivalents	(604)	(834)
Cash and cash equivalents — beginning of period	9,248	9,759

Cash and cash equivalents — end of period	$8,644	$8,925

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of March 30, 2008, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the unaudited results of operations of WPTE, and a substantial portion of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, previously filed with the SEC on March 12, 2008, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included, consisting only of normal recurring adjustments. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation. These reclassifications had no effect on net loss or shareholders’ equity as previously presented.

2.	Fair Value Measurement

On December 31, 2007, the Company adopted the methods of fair value as described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets. The adoption of SFAS No. 157 in the first quarter of 2008 did not impact net income.

The Company’s financial instruments that are measured at estimated fair value use inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:

Level 1 inputs:  Unadjusted quoted prices in active markets for identical assets or liabilities, which prices are available at the measurement date.

Level 2 inputs:  Include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e. interest rates, yield curves, etc.) and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

Level 3 inputs:  Unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.

None of the Company’s financial assets are measured using level 2 inputs.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Financial assets carried at fair value as of March 30, 2008 are classified in the table below in one of the three categories described above:

	Level 1	Level 3	Total
	(In thousands)

Municipal Bonds(*)	$1,807	$—	$1,807
Auction rate securities(*)	—	36,756	36,756
Corporate preferred securities(*)	7,837	—	7,837
Certificates of deposit(*)	960	—	960
Notes receivable from Indian Tribes (**)	—	77,899	77,899

Total assets at estimated fair value (***)	$10,604	$114,655	$125,259

(*)	See Note 3.

(**)	See Note 4.

(***)	The Company chose not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets (corporate paper, municipal bond and certificate of deposit markets) for identical assets.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS investment portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the Company’s valuation include changes to credit ratings of the securities as well as to the underlying assets supporting those securities, rates of default of the underlying assets, underlying collateral value, discount rates, and ongoing strength and quality of market credit and liquidity.

In addition, due to the lack of observable market quotes on the Company’s notes receivable from Indian tribes, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams, casino opening dates and probabilities of casinos opening, projected pre- and post-opening date interest rates, and discount rates. The estimated casino opening date used in the valuation reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is also considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the activity for those financial assets where fair value measurements are estimated utilizing Level 3 inputs (ARS and notes receivable from Indian tribes) (in thousands):

		Notes
		Receivable
		from
	ARS	Indian Tribes	Total

Beginning balance — December 30, 2007	$38,300	$78,795	$117,095
Total realized and unrealized gains (losses):
Included in other comprehensive loss(*)	(2,419)	—	(2,419)
Included in net unrealized losses on notes receivable	—	(1,983)	(1,983)
Advances, allocation to intangible, other	—	1,087	1,087
Purchases, issuances and settlements	875	—	875

Ending balance — March 30, 2008 (unaudited)	$36,756	$77,899	$114,655

(*)	The Company considers the decline in the estimated fair value of its ARS to be temporary. Accordingly, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet as of March 30, 2008.

3.	Investment in marketable securities

The Company’s investment portfolio includes investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and all of which have credit ratings of AAA or Aaa. As of March 30, 2008 and December 30, 2007, investments in marketable securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross
		Unrealized	Fair
March 30, 2008	Cost	Gains (Losses)	Value
	(Unaudited)

Maturity dates less than one year
Short-term municipal bonds	$1,000	$2	$1,002
Corporate preferred securities	6,814	23	6,837
Certificates of deposit	672	—	672

	$8,486	$25	$8,511

Final maturity dates greater than one year
Municipal bonds	$800	$5	$805
Auction rate securities	39,175	(2,419)	36,756
Corporate preferred securities	994	6	1,000
Certificates of deposit	288	—	288

	$41,257	$(2,408)	$38,849

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

		Gross
		Unrealized	Fair
December 30, 2007	Cost	Gains (Losses)	Value

Maturity dates less than one year
U.S. treasury and agency securities	$1,000	$—	$1,000
Auction rate securities	38,300	—	38,300
Short-term municipal bonds	1,000	1	1,001
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672

	$53,436	$10	$53,446

Maturity dates greater than one year
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384

	$4,196	$4	$4,200

During the first quarters of 2008 and 2007 the amount of unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the unaudited condensed consolidated statement of operations and comprehensive loss were not material.

As a result of current liquidity issues surrounding the Company’s ARS, the Company’s ARS were reclassified from short-term to long-term investments in marketable securities as of March 30, 2008.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Information with respect to the estimated fair value of notes receivable activity primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (“Pokagon Band”), Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) and the Jamul Indian Village (“Jamul Tribe”) is summarized in the following table (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value(*)	1,570	8,895	(2,742)	(494)	7,229

Balance, December 30, 2007	$—	$53,592	$21,406	$3,797	$78,795
Advances	—	656	1,085	161	1,902
Allocation to intangible assets	—	(146)	(565)	(47)	(758)
Consulting contracts	—	—	—	(57)	(57)
Changes in estimated fair value(*)	—	(962)	(975)	(46)	(1,983)

Balance, March 30, 2008	$—	$53,140	$20,951	$3,808	$77,899

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects are recorded as unrealized gains (losses) within the unaudited condensed consolidated statements of operations and comprehensive loss.

Pokagon Band.  Lakes has a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

Shingle Springs Tribe.  Lakes has contracts to develop and subsequently manage for seven years the Red Hawk Casino, which is being built on the Rancheria of the Shingle Springs Band in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The terms and assumptions

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

used to value the notes receivable at estimated fair value related to the Shingle Springs Tribe are as follows (dollars in thousands):

	As of March 30, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$69,661	$67,585
	($48,287 principal and $21,374	($47,632 principal and $19,953 interest)
	interest)
Estimated months until casino opens (weighted-average of three scenarios)	9 months	12 months
Projected interest rate until casino opens	7.31%	9.12%
Projected interest rate during the loan repayment term	9.13%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	95%	95%

(*)	Note is payable in even monthly installments over the seven-year term of the management agreement subsequent to the casino opening.

On April 30, 2007 a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Red Hawk Casino site. Construction began on the U.S. Highway 50 interchange on May 7, 2007. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project, and site construction commenced. The Red Hawk Casino is planned to open in late 2008.

Jamul Tribe.

Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Tribe located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The terms and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of March 30, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$44,420	$42,426
	($31,199 principal and $13,221 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	7.48%	9.12%
Projected interest rate during the loan repayment term	10.23%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe has submitted an encroachment permit application to CalTrans, which will result in a project study report to determine the optimal access point for traffic to the Jamul Casino without disruption of traffic on the state highway. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the Bureau of Indian Affairs (the “BIA”) for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road. Lakes and the leaders of the Jamul Tribe are currently evaluating plans for the Jamul Casino to determine when construction of the facility will start and when casino operations will begin. Lakes continues to believe that adequate financing will be obtained and the project will be successfully completed.

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

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization(*)	(2,798)	—	—	(7)	(2,805)
Impairment loss	—	—	—	(31)	(31)

Balance, December 30, 2007	$30,775	$21,923	$11,972	$1,240	$65,910
Allocation of advances	—	146	565	47	758
Amortization(*)	(1,679)	—	—	(2)	(1,681)

Balance, March 30, 2008 (unaudited)	$29,096	$22,069	$12,537	$1,285	$64,987

(*)	Amortization expense related to the Four Winds Casino Resort commenced upon opening in August of 2007.

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. These assets are evaluated for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects. As of March 30, 2008 and December 30, 2007, land held for development related to Indian casino projects was $7.7 million and $7.6 million, respectively, recorded at its cost. As of March 30, 2008, land held for development primarily related to land near the location of the planned Jamul Casino project.

Other.  As of March 30, 2008 and December 30, 2007 other assets related to Indian casino projects were approximately $5.1 million and $5.2 million, respectively. Included in this category are costs incurred related to the Indian casino projects which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively. These amounts vary from period to period due to timing of payment. Also included in this category are receivables from related parties of $4.3 million that are directly related to the development and opening of Lakes’ Indian casino projects.

6.	Contract acquisition costs payable

Upon opening of the Four Winds Casino Resort, the Company became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The payment is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract which commenced when the casino opened. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these obligations have been recorded at their net present value with effective interest rates of 16.7% and 14.1%, respectively, and the difference between

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

the face amount and the net present value of the obligations is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreements.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the first obligation discussed above from the unrelated third party and receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

7.	Share-based compensation

Consolidated share-based compensation expense related to employee stock options was $0.5 million and $1.2 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

No income tax benefit was recognized in Lakes’ unaudited condensed consolidated statements of operations and comprehensive loss for share-based compensation arrangements for the three months ended March 30, 2008 and April 1, 2007. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical earnings volatility, the relatively short operating history of WPTE, and Lakes’ current stages of planned operational activities.

Lakes and WPTE both use a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted-average risk-free interest rate, and the weighted-average expected life of the options.

The following values represent the average per grant for the indicated variables used to value options granted during the three months ended March 30, 2008 and April 1, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Lakes’ stock option plans:

	Three Months Ended
	March 30,	April 1,
Key valuation assumptions:	2008	2007 (*)

Expected dividend yield	—	—
Risk-free interest rate	3.66%	—
Expected term (in years)	8.18 years	—
Expected volatility	48.77%	—
Forfeiture rate	—	—

(*)	There were no options granted during the three months ended April 1, 2007.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

behavior of option holders during the period from September 1995 to March 30, 2008. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following table summarizes Lakes’ stock option activity during the three months ended March 30, 2008 and April 1, 2007 (unaudited):

	Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.10

Balance at March 30, 2008	4,141,650	3,798,200	388,750	$6.25

2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	$6.15

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of March 30, 2008 (unaudited):

	Options outstanding at March 30, 2008				Options exercisable at March 30, 2008
		Weighted-
		average		Aggregate			Aggregate
	Number	remaining	Weighted-average	intrinsic	Number	Weighted-	intrinsic
Range of exercise prices	outstanding	contractual life	exercise price	value	exercisable	average price	value

$ (3.25 — 3.63)	280,200	3.2 years	$3.46	$313,416	280,200	$3.46	$313,416
(3.64 — 5.45)	2,010,700	1.5 years	4.23	731,511	1,908,700	4.21	731,511
(5.46 — 7.26)	179,000	8.4 years	6.92	—	60,000	7.18	—
(7.27 — 9.08)	1,382,000	5.6 years	8.12	—	1,357,000	8.13	—
(9.09 — 10.90)	52,500	8.2 years	10.26	—	19,950	10.22	—
(10.91 — 12.71)	72,250	3.0 years	11.51	—	60,600	11.40	—
(12.72 — 14.53)	95,000	6.9 years	14.00	—	66,250	14.03	—
(14.54 — 16.34)	5,000	6.8 years	16.11	—	3,000	16.11	—
(16.35 — 18.16)	65,000	3.6 years	17.91	—	42,500	18.00	—

	4,141,650	3.6 years	$6.25	$1,044,927	3,798,200	$6.08	$1,044,927

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $4.58 on March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Options exercised during the three months ended March 30, 2008 did not have an intrinsic value. The total intrinsic value of options exercised during the three months ended April 1, 2007 was $0.5 million. As of March 30, 2008, Lakes’ unrecognized share-based compensation was approximately $1.3 million, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant-date fair value of stock options granted during the three months ended March 30, 2008 was $3.35 per share.

WPTE stock option plan:

	Three months ended
	March 30,	April 1,
Key valuation assumptions:	2008(*)	2007

Expected dividend yield	—	—
Risk-free interest rate	—	4.47%
Expected term (in years)	—	6 years
Expected volatility	—	73.84%
Forfeiture rate	—	12.16%

(*)	There were no options granted during the three months ended March 30, 2008.

•	Expected dividend yield — As WPTE does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term for each grant using the “Simplified Method” in accordance with Staff Accounting Bulletins 107 and 110.

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123R will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

The following table summarizes WPTE stock option activity during the three months ended March 30, 2008 and April 1, 2007 (unaudited):

		Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	2,920,857	1,322,206	267,150	$5.66
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(83,600)	—	83,600	4.33
Exercised	—	—	—	—

Balance at March 30, 2008	2,837,257	1,412,373	350,750	$5.70

2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—	—	—	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	$6.47

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of March 30, 2008 (unaudited):

	Options outstanding				Options exercisable
		Weighted-avg.	Weighted-	Aggregate			Aggregate
Range of	Number	remaining	avg. exercise	intrinsic	Number	Weighted-	intrinsic
exercise prices	outstanding	contractual life	price	value	exercisable	avg. price	value

$ 0.0049	111,340	3.91	$0.0049	$168,691	111,340	$0.0049	$168,691
$ 1.87 — 4.80	1,260,350	9.25	3.43	—	119,533	4.44	—
$ 5.18 — 9.92	1,305,566	6.73	7.56	—	1,107,166	7.86	—
$11.95 — 14.51	154,000	7.37	12.18	—	70,000	12.47	—
$15.05 — 19.50	6,001	7.31	15.79	—	4,334	16.08	—

	2,837,257	7.77	$5.70	$168,691	1,412,373	$7.20	$168,691

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $1.52 on March 28, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. No options were exercised during the three months ended March 30, 2008 and April 1, 2007, respectively. As of March 30, 2008, WPTE’s unrecognized share-based compensation was approximately $2.4 million, which is expected to be recognized over a weighted-average period

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

of 2.7 years. There were no options granted during the three months ended March 30, 2008. The weighted-average grant-date fair value of stock options granted during the three months ended April 1, 2007 was $3.27 per share.

Both Lakes and WPTE issue new shares of common stock upon the exercise of options.

8.	Loss per share

For all periods, basic loss applicable to common shareholders per share is calculated by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding. Stock options that could potentially dilute the loss applicable to shareholders per share in the future of 4,141,650 and 4,603,900 shares were not included in the computation of diluted loss applicable to common shareholders per share for the three months ended March 30, 2008 and April 1, 2007, respectively, because the effects would have been anti-dilutive for those periods due to net losses.

9.	Income Taxes

Management has evaluated all evidence and determined that historical net losses (excluding net realized and unrealized gains on notes receivable) generated over the past five years, outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company has recorded a 100% valuation allowance against deferred tax assets arising from net operating loss carryforwards and other ordinary items at March 30, 2008, and December 30, 2007, as management has concluded that is it more likely than not that the tax benefits will not be realized in the foreseeable future.

The Company also has deferred tax assets related to capital losses of approximately $8.1 million as of March 30, 2008. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes that it will have capital gains in future years to utilize a portion of these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $19 million as of March 30, 2008, based upon the closing stock price as reported by the NASDAQ Global Market. However, as of the first quarter of 2008, the Company has recorded a valuation allowance against the portion of the capital losses that are not expected to be covered by future sales of WPTE based on the price of WPTE’s common stock at March 30, 2008, combined with volume restrictions on how many WPTE shares Lakes can sell, and Lakes will monitor and adjust this valuation allowance on a quarterly basis, if necessary. As of March 30, 2008, the valuation allowance was $3.6 million, resulting in a net deferred tax asset related to capital losses of $4.5 million.

10.	Legal Proceedings

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. Lakes may be required to pay an assessment of up to $8.6 million, plus interest, if it is not successful in this matter. Lakes’ management has determined that it is more likely than not that it will be able to support its position related to this tax matter. A liability has been recorded for an estimated settlement including accrued interest and fees, which is included as part of income taxes payable on the accompanying condensed consolidated balance sheets. Interest expense related to this uncertain tax position is recorded as a component of income tax expense.

WPTE litigation.  In 2006, a legal action was commenced against WPTE by seven poker players that alleged, among other things, an unfair business practice of WPTE. On April 18, 2008, WPTE settled the lawsuit without cost

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

by agreeing to implement a new standard player release form to be provided to all players at all future WPT tournaments and events.

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

11.	Segment Information

Lakes’ principal business is the development, financing and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. All of Lakes’ and substantially all of WPTE’s operations to date are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally primarily by a third party distributor. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, Lakes’ corporate office building and construction in progress related to a Company-owned casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	casino	WPTE		Corporate &
	projects	Domestic	International	eliminations	Consolidated

Total assets as of March 30, 2008	$159.9	$36.6	$—	$49.4	$245.9
Total assets as of December 30, 2007	$158.2	$41.7	$—	$56.2	$256.1
For the three months ended March 30, 2008 Revenue	$4.6	$3.2	$1.8	$—	$9.6
Earnings (loss) from operations	0.6	(3.2)	—	(5.3)	(7.9)
Depreciation and amortization expense	—	0.1	—	0.1	0.2
Amortization of intangible assets related to Indian casino projects	1.7	—	—	—	1.7
For the three months ended April 1, 2007 Revenue	$0.5	$3.5	$1.0	$—	$5.0
Net impairment charges	0.3	—	—	—	0.3
Earnings (loss) from operations	1.0	(2.9)	—	(5.4)	(7.3)
Depreciation and amortization expense	—	0.1	—	0.1	0.2

12.	Subsequent Event

Lakes’ Margin Account Agreement.  Effective April 11, 2008, Lakes entered into an agreement with UBS Financial Services Inc for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). Lakes has made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million to be used for working capital purposes. The Margin Account Agreement is secured by Lakes’ ARS. Amounts borrowed under the Margin Account Agreement are due and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

payable on demand and bear interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 25 basis points.

Lakes’ joint venture with Myohionow.com, LLC.  Effective as of April 29, 2008, Lakes Ohio Development, LLC, an indirect wholly owned subsidiary of Lakes, entered into a joint venture agreement with Myohionow.com, LLC (“Myohio”) dated April 29, 2008 (the “Agreement”) for the purpose of placing on the November 4, 2008 Ohio statewide election ballot a referendum to amend the Ohio constitution to permit a casino resort to be located at the intersections of Interstate 71 and State Route 73 in Clinton County, Ohio (the “Referendum”) and, if approved, developing and operating the proposed casino resort in Clinton County, Ohio. Lakes is planning to loan approximately $8 million to the joint venture through August at an interest rate of 10% per annum, and an additional amount from August to the November election depending on various factors including polling numbers, market studies, and media efforts. Lakes will be required to seek additional sources of financing to fund the additional costs Lakes plans to incur from August to the November of 2008 election. Lakes is currently exploring several financing alternatives and expects to be able to obtain funding as necessary. The amounts loaned will be repaid only upon the successful development, opening and operation of this proposed casino. Although the Agreement provides that Lakes will initially own 80% of the joint venture, Lakes anticipates that its ownership will be reduced to not more than 70% at the time the proposed casino resort opens as a result of contingent factors arising from the passage of the Referendum and financing the development of the proposed casino resort.

If the Referendum passes, the joint venture must advance to the owners of Myohio an annual amount totaling approximately $250,000 to be paid in equal monthly installments commencing on December 1, 2008, as an advance of any profit distributions due and payable to Myohio, which will be offset against the first such profit distribution. As compensation for Lakes’ management services for the casino resort once open, Lakes shall be paid one percent of the gross casino revenues.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

•	We have a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

•	We have contracts to develop and subsequently manage for seven years the Red Hawk Casino, which is being built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The Red Hawk Casino is planned to open in late 2008.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to issues with road access to the proposed Jamul Casino site. The Jamul Tribe has submitted an encroachment permit application to CalTrans, which will result in a project study report to determine the optimal access point for traffic to the Jamul Casino without disruption of traffic on the state highway. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the Bureau of Indian Affairs (the “BIA”) for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road. We and the leaders of the Jamul Tribe are currently evaluating plans for the Jamul Casino facility to determine when construction of the facility will start and when casino operations will begin. We continue to believe that adequate financing will be obtained and the project will be successfully completed.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing the Ioway Casino Resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma. The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the National Indian Gaming Commission (the “NIGC”) for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

We have also explored, and continue to explore, other development projects with Indian tribes. We are also involved in other business activities, including potential development of a non-Indian casino in Mississippi, pursuing potential development of a non-Indian casino in Ohio, and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of March 30, 2008, we owned approximately 61% of WPTE, a separate publicly-held company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, or WPT, a television show based on a series of high-stakes poker tournaments that currently airs on the Game Show Network (“GSN”) and the Travel Channel (“TRV”) in the United States, and has been licensed for broadcast globally. WPTE offers a real-money online gaming website, which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE also has operations in mainland China, pursuant to its agreement with the China Leisure Sports Administrative Center (the “CLSAC”) where WPTE is developing and marketing the WPT China National Traktor Poker Tour. In January 2008, WPTE launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and currently offered in 38 States. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is also engaged in the sale of corporate sponsorships. WPTE has four business segments:

WPT Studios, WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of television broadcasts, international television sponsorship revenue and through casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 73% of total revenue. WPTE licensed Season One through Season Five of the WPT series to TRV for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, WPTE also licensed Season One of the Professional Poker Tourtm (“PPT”) television series to TRV. On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with GSN, pursuant to which GSN agreed to license from WPTE Season Six of the WPT series for the payment of a $300,000 license fee per episode. Under the TRV Agreement, WPTE received an average of $477,000 per episode for Season Five. WPTE has license agreements for the distribution of WPT and PPT episodes into international territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

Since WPTE’s inception, domestic television distribution fees from the TRV Agreement, an agreement with TRV relating to the PPT series and the GSN Agreement have been responsible for approximately 56% of WPTE’s total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are recognized upon receipt and acceptance of the completed episode. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. For Season Six of the WPT, WPTE is scheduled to produce a total of 23 episodes, production of which began in May of 2007 and WPTE expects to be completed by July 2008, with telecasts of the episodes scheduled to air between March 2008 and August 2008. Pursuant to the GSN Agreement, they have an exclusive option to license Season Seven of the WPT series which expires on May 24, 2008.

From 2004 until December 2006, WPTE licensed its shows internationally through an exclusive agreement with Alfred Haber Distribution, Inc. (“Alfred Haber”). In December 2006, WPTE notified Alfred Haber that they would no longer be the international distributor for WPTE shows, since WPTE began utilizing its internal staff and resources to distribute its shows into the international marketplace. During 2007, WPTE came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis based on substantially the same terms as WPTE’s previous relationship with them.

In December 2006, WPTE signed a multi-year agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will sponsor certain international television broadcasts of the WPT and PPT. PartyGaming pays WPTE fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the quarter ended

March 30, 2008, WPTE recognized revenues of $0.7 million from the PartyGaming agreement. No revenues were recognized for the quarter ended April 1, 2007.

WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management divisions. WPTE’s branded consumer products division generates revenue principally from royalties from the licensing of WPTE’s brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products.

WPTE domestic sponsorship and event management division generates revenue from corporate sponsorship and management of televised and live events. During 2007, WPTE signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond will pay approximately $0.2 million per season. WPTE also signed an agreement with Southwest Airlines to be the official airline of the WPT for Season Six.

In February 2006, WPTE launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only.

WPT Online includes the international real money gaming website at WorldPokerTour.com and content website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which launched in January 2008.

In 2006, WPTE decided to commission the development of its own software for WPTE’s online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC, and hired approximately 30 employees in Israel to develop the software and support infrastructure. However, the development of the CyberArts-based site ceased on April 23, 2007, when WPTE entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic. As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, WPTE wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write off of assets, WPTE curtailed its Israel operations and closed one of its two offices during the second quarter of 2007 and in the fourth quarter of 2007, WPTE closed the remaining office in Israel.

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

On June 14, 2007, CryptoLogic delivered the poker software to WPTE and the online poker room became operational on June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games (the “Initial Casino”). Effective March 5, 2008, WPTE executed an amendment to the Agreement, exercising its option for a full suite of casino games (the “Full Casino”) with an annual minimum guarantee payable to CryptoLogic from WPTE of approximately $0.8 million, and WPTE exercised its option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $0.1 million. In a separate amendment to the agreement dated March 5, 2008, WPTE agreed to extend the term of the License Agreement with CryptoLogic an additional year through June 30, 2011.

As a result of the amendments, WPTE is now entitled to the following percentages of net gaming revenue: (a) 100% of the first $37,500 per month, (b) 79% of revenue in excess of $37,500 but less than $500,000 per month; and (d) 80% of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon launch of the Full Casino, CryptoLogic will be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. For the quarter ended March 30, 2008, the minimum revenue guarantee to CryptoLogic exceeded WPTE’s share of net revenues by approximately $101,000, which will be netted against future settlements due from CryptoLogic.

If, at any time after the nine-month anniversary of the go-live date, monthly gaming revenues fall below $0.5 million for three consecutive months, CryptoLogic has the right to terminate the Agreement on 90 days written notice. However, WPTE may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

For the three months ended March 30, 2008, WPTE’s online gaming business generated approximately $240,000 in net revenues, compared to costs of revenues of approximately $181,000. Online revenues are presented gross of CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons.

The non-gaming website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com which launched in January 2008. ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination black jack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month which could include a $10,000 seat into a WPT televised main event. Non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

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

WPT China.  On August 6, 2007, WPTE entered into a cooperation agreement (the “Cooperation Agreement”) with the CLSAC, a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation Agreement, WPTE has the right to brand and exploit the WPT China National Traktor Poker Tour (the “Traktor Poker Tour”) during the five year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media and WPTE expects the largest opportunities to stem from online and mobile subscriptions. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, WPTE pays a yearly fee to the CLSAC, which started at approximately $0.5 million for the first year and increases by ten percent annually for the remaining four years of the term. WPTE also has a unilateral option to extend the agreement for an additional five years, provided that the yearly fee for the first year of the renewed term, will increase by 25% from the fifth year of the term.

On October 12, 2007, WPTE officially launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu, and to date, the WPTE has completed the 15 regional preliminary tournaments. The Traktor Poker Tour Season One champion will be crowned at the championship event in mid-2008 and WPTE expects the event to be televised on a major Chinese broadcaster.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 30, 2008.

Three months ended March 30, 2008 compared to the three months ended April 1, 2007

Revenues.  Consolidated revenues for the first quarter of 2008 increased to $9.6 million, or 92.3% from the prior-year period. Lakes’ revenue increased to $4.6 million, primarily due to a full quarter contribution of management fees from the Four Winds Casino Resort, which is owned by the Pokagon Band, compared to no contribution from the Four Winds Casino Resort in the prior-year period. Revenue related to WPTE increased to $5.0 million for the first quarter of 2008, compared to $4.5 million in the prior-year period. This increase was due to an increase in hosting and sponsorship revenues, primarily driven by international television sponsorship revenues that did not exist in the prior-year period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.2 million from the prior-year period to $10.9 million due to $1.6 million in development costs associated with the proposed Ohio casino resort project. For the first quarter of 2008, Lakes’ selling, general and administrative expenses were $5.5 million and consisted primarily of payroll and related expenses of $2.2 million, including share-based compensation, the development costs associated with the Ohio casino resort project of $1.6 million and professional fees of $0.6 million. WPTE’s selling, general and administrative expenses increased $0.2 million from the prior-year period to $5.4 million in the first quarter of 2008. WPTE’s selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.0 million, including share-based compensation, promotional costs of $1.3 million and professional fees of $0.8 million.

Production costs.  WPTE’s production costs increased by approximately $0.5 million in the first quarter of 2008 compared to the 2007 period. The increase was primarily a result of the delivery of seven episodes of Season Six of the WPT in the current period versus the delivery of five episodes of Season Five in the prior year period.

Gross margins.  WPTE’s overall gross margins were 46% in the first quarter of 2008 compared to 52% in the 2007 period. Domestic television licensing margins were 6% in the first quarter of 2008 compared to 37% in the 2007 period. The decrease was principally because of the lower fees per episode under the GSN contract. The lower domestic television margins in the first quarter of 2008 were partially offset by increased margin contribution from international television and sponsorship.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $1.7 million for the first quarter of 2008. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. Amortization of intangible assets related to the Indian casino projects for the first quarter of 2007 was not material.

Net realized and unrealized gains (losses) on notes receivable.  Net realized and unrealized gains (losses) on notes receivable relate primarily to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first quarter of 2008, we reported net unrealized losses on notes receivable of $2.0 million, compared to net realized and unrealized gains of $0.2 million in the prior-year period. Net unrealized losses in the first quarter of 2008 were due primarily to a decrease in projected pre- and post-opening date interest rates, due to current market conditions related to the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe and the notes receivable related to the Jamul Casino project with the Jamul Tribe.

Other income (expense).  Other income (expense) for the first quarter of 2008 was $0.5 million compared to ($3.1) million for the first quarter of 2007. In March 2007, Lakes’ then existing $105 million credit agreement was repaid in conjunction with the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during the first quarter of 2007.

Income Taxes.  The income tax provision was $0.7 million and $0.3 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Our effective tax rates were 9% and 3% for the first quarter of 2008 and the corresponding 2007 period, respectively. Lakes’ income tax provision in the current year period consists primarily of a valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized through future sales of WPTE common stock as described below, and approximately $0.3 million of interest on a Louisiana tax audit matter (Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to Lakes’ interest on an audit matter.

Minority interest.  The minority interest in WPTE’s loss was approximately $1.1 million and $0.9 million for the three months ended March 30, 2008 and April 1, 2007, respectively. WPTE’s net losses were $2.8 million and $2.3 million for the three months ended March 30, 2008 and April 1, 2007, respectively.

Liquidity and Capital Resources

As of March 30, 2008, we had $8.6 million in cash and cash equivalents, $8.5 million in short-term investments in marketable securities, and $38.8 million in long-term investments in marketable securities. Of these amounts, $3.6 million in cash and cash equivalents related to Lakes and $25.5 million in long-term investments related to Lakes. All other amounts related to WPTE. All of Lakes’ long-term investments in marketable securities and $11.3 million of WPTE’s long-term investments in marketable securities were auction rate securities (“ARS”) (See Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). As a result of current liquidity issues surrounding our ARS discussed below, our ARS were reclassified from short-term to long-term investments in marketable securities as of March 30, 2008. The types of ARS investments that both Lakes and WPTE own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and all had credit ratings of AAA or Aaa. Neither Lakes nor WPTE own any other type of ARS investments. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

Historically, these types of ARS investments have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the recent liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS began failing in February 2008, when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we will continue to earn and receive interest on our ARS at contractually set rates. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During April of 2008, we received account statements dated March 30, 2008, from the firms managing our ARS which estimated the fair value of our ARS. We analyzed these statements and have concluded that a temporary decline in estimated fair value of $2.4 million related to our ARS has occurred as a result of the current lack of liquidity. This consolidated decline in fair value includes $1.3 million related to Lakes and $1.1 million related to WPTE. Since we consider the decline in the estimated fair value of our ARS to be temporary, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet as of March 30, 2008.

Lakes entered into a client agreement with UBS Financial Services Inc effective April 11, 2008 for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). Lakes made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million to be used for working capital purposes. We will be required to seek additional sources of financing to fund additional costs we plan to incur between August and November of this year associated with the recently announced Ohio casino resort project. These costs are dependent on various factors including polling numbers, market studies and media efforts. Lakes is currently exploring several financing alternatives and expects to be able to obtain funding as necessary. WPTE does not believe that any lack of liquidity during the next 12 months relating to its ARS will have an impact on its ability to fund its operations.

As discussed above or otherwise, we may from time to time seek additional capital to fund our development costs which will require us to obtain additional sources of financing. If the financing is in the form of equity financing it will be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. An inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.

WPTE intends to use funds currently on hand for working capital and capital expenditures associated with the expansion of WPTE online gaming, media, and other businesses and for general corporate purposes. WPTE anticipates that sales and marketing costs will increase significantly in upcoming quarters as WPTE markets its real money online gaming website and its subscription-based online site, ClubWPT.com. In addition, WPTE intends to invest significantly in international expansion, including developing and marketing the Traktor Poker Tour. WPTE expects that cash, cash equivalents and investments in marketable securities on hand and generated from operations will be sufficient to fund WPTE’s working capital and capital expenditure requirements for at least the next 12 months even considering the current liquidity issues with ARS. If these securities remain illiquid for a period greater than 12 months, then WPTE may be required to seek additional working capital to fund its operations or fund its expansion plans. To raise working capital, WPTE may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions.

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

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

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

The following table summarizes the remaining contractual obligations as of March 30, 2008 (in millions):

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	8.9	2.2	3.0	3.7	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes operating lease(6)	4.0	0.4	0.8	0.8	2.0
WPTE operating leases(7)	2.9	0.9	1.8	0.2	—
WPTE purchase obligations(8)	4.3	2.8	1.5	—	—

	$20.1	$6.3	$7.1	$4.7	$2.0

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at March 30, 2008.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provided for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The transition loan remains outstanding as of March 30, 2008. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

(4)	Upon opening of the Four Winds Casino Resort, we became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with our obtaining the management contract with the Pokagon Band. The payment is payable quarterly for five years. We are also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract which commenced when the casino opened. These obligations do not have a stated interest rate and have payments terms which extend beyond one fiscal year. As a result, these obligations have been recorded at their net present value, with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is amortized to interest expense as the payments are made pursuant to the respective agreement. During 2006, the Lyle Berman Family Partnership purchased a portion of the first obligation discussed above from the unrelated third party. (Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate up to approximately $33,000 over the remaining lease term. The lease obligations presented also include rent payments for WPTE’s office facility in London. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations includes the operational expenses associated with the development of WorldPokerTour.com. These obligations relate to the gaming and non-gaming aspects of the website. Also included are operational expenses related to WPT China. Additionally, included in purchase obligations are open purchase orders of approximately $0.6 million as of March 30, 2008; a three year base retainer with Antonio Esfandiari, who serves as WPTE’s spokesperson for both online gaming and ClubWPT.com; and minimum guaranteed revenue to CryptoLogic associated with the Initial Casino of $0.5 million per year or $0.1 million per quarter. Upon launch of the Full Casino, projected to be delivered by June 2008, CryptoLogic will be entitled to a minimum revenue guarantee of $0.8 million per year or $0.2 million per quarter.

We have incurred cumulative development and land costs of approximately $6.4 million and $2.9 million, respectively, relating to the development of a Company-owned non-Indian casino in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009.

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

Revenue recognition.  Revenue from the management, development, and financing of, and consulting with, Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-term assets related to Indian casino projects.”

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

Online gaming revenues are recognized monthly based on detailed statements received from CryptoLogic, WPTE’s online gaming service provider for online poker and casino activity. In accordance with EITF 99-19, WPTE presents online gaming revenues gross of service provider costs (including the service provider’s management fee, royalties and credit card processing that are recorded as cost of revenues) as WPTE has the ability to adjust price and specifications of the online gaming site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. WPTE includes certain cash promotional expenses related to free bets and deposit bonuses along with customer charge backs as direct reductions of revenue. All other promotional expenses are generally recorded as sales and marketing expenses.

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

Deferred television costs.  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as, office facilities and insurance. Shared facility costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. WPTE does not currently have any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. WPTE management estimates that 100% of the $1.8 million in capitalized deferred television costs at March 30, 2008, are expected to be expensed in connection with episode deliveries by the end of 2008, and are therefore presented as current assets.

Share-based compensation expense.  We use the Black-Scholes option pricing method to establish fair value of options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

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

In the first quarter of 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Lakes records changes in accrued interest related to uncertain tax positions as a component of income tax expense.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our unaudited condensed consolidated statements of operations and comprehensive loss.

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114, Accounting by Creditors for Impairment of a Loan.

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we will amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the contracts which will commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

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

As of March 30, 2008 and December 30, 2007, the condensed consolidated balance sheets include long-term assets related to Indian casino projects of $155.7 million and $157.5 million, respectively. The amounts are as follows by project (in thousands):

	March 30, 2008
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable, at estimated fair value	$—	$53,140	$20,951	$3,808	$77,899
Intangible assets related to Indian casino projects	29,096	22,069	12,537	1,285	64,987
Land held for development	—	—	6,815	848	7,663
Other	60	767	1,028	3,261	5,116

	$29,156	$75,976	$41,331	$9,202	$155,665

	December 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$53,592	$21,406	$3,797	$78,795
Intangible assets related to Indian casino projects	30,775	21,923	11,972	1,240	65,910
Land held for development	—	—	6,783	848	7,631
Other	60	767	1,061	3,288	5,176

	$30,835	$76,282	$41,222	$9,173	$157,512

The key assumptions and criteria used in the determination of the estimated fair value of the notes receivable are primarily significant unobservable level three inputs, which are estimated casino opening date, projected pre- and post-opening date interest rates, discount rates and probability of projects opening. The estimated casino opening date used in the valuation reflects the weighted average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. The projected interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of four different scenarios with the fourth scenario assuming the casino never opens. The first three scenarios assume the casino opens but applies different opening dates as discussed above. The probability weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of March 30, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$69,661	$67,585
	($48,287 principal and $21,374 interest)	($47,632 principal and $19,953 interest)
Estimated months until casino opens (weighted-average of three scenarios)	9 months	12 months
Projected interest rate until casino opens	7.31%	9.12%
Projected interest rate during the loan repayment term	9.13%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	95%	95%

(*)	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

See also the discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of March 30, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$44,420	$42,426
	($31,199 principal and $13,221 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	7.48%	9.12%
Projected interest rate during the loan repayment term	10.23%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

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

The following table represents a sensitivity analysis prepared by Lakes of the notes receivable from the Jamul Tribe and Shingle Springs Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

March 30, 2008

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$53,140	$50,289	$49,636	$46,969	$55,991	$56,887	$59,935
Jamul	20,951	19,699	18,777	17,653	22,203	23,372	24,767

	$74,091	$69,988	$68,413	$64,622	$78,194	$80,259	$84,702

December 30, 2007

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$53,592	$50,732	$50,998	$48,275	$56,452	$56,316	$59,319
Jamul	$21,406	$20,151	$19,540	$18,395	$22,661	$23,450	$24,826

	$74,998	$70,883	$70,538	$66,670	$79,113	$79,766	$84,145

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

The following represents the nature of the advances to the tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of March 30, 2008 and December 30, 2007. The notes receivable are carried on the unaudited condensed consolidated balance sheet as of March 30, 2008 and the audited consolidated balance sheet as of December 30, 2007 at their estimated fair values of $77.9 million and $78.8 million, respectively.

	As of March 30, 2008
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(Unaudited)
	(In thousands)

Note receivable, pre-construction(a),(c)	$48,287	$30,249	$3,650	$82,186
Note receivable, land(b),(c)	—	950	986	1,936

	$48,287	$31,199	$4,636	$84,122

	As of December 30, 2007
	Shingle
Advances Principal Balance	Springs	Jamul	Other	Total
	(In thousands)

Note receivable, pre-construction(a),(c)	$47,632	$29,164	$3,490	$80,286
Note receivable, land(b),(c)	—	950	986	1,936

	$47,632	$30,114	$4,476	$82,222

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

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Shingle Springs Tribe and Jamul Tribe at March 30, 2008 and December 30, 2007 (in thousands):

	March 30,	December 30,
Shingle Springs Tribe	2008	2007
	(Unaudited)

Monthly stipend	$10,165	$9,640
Construction	2,022	2,141
Legal	14,193	14,193
Environmental	1,739	1,739
Design	11,474	11,225
Gaming license	3,726	3,726
Lobbyist	4,968	4,968

	$48,287	$47,632

	March 30,	December 30,
Jamul Tribe	2008	2007
	(Unaudited)

Monthly stipend	$5,224	$5,069
Construction	1,628	1,210
Legal	4,369	4,342
Environmental	2,289	2,288
Design	13,228	12,782
Gaming license	814	779
Lobbyist	2,697	2,694

	$30,249	$29,164

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

	March 30,	December 30,
	2008	2007
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Shingle Springs Tribe

	March 30,	December 30,
	2008	2007
	(Unaudited)

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,751	1,751
No. of Table games	75	75
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 17.6%
	Year 3 — 10.5%	Year 3 — 10.5%
	Year 4 — 7.9%	Year 4 — 7.9%
	Year 5 — 8.8%	Year 5 — 8.8%
	Year 6 — (4.0)%	Year 6 — (4.0)%
	(management fees were	(management fees were
	reduced in year six)	reduced in year six)
	Year 7 — 5.0%	Year 7 — 5.0%

In the Sacramento market, there is one other Indian casino that is managed by a public company. Management considered the available information related to this other Indian casino when projecting management fees from the Red Hawk Casino. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.

As of March 30, 2008 and December 30, 2007 no impairment was recognized on the Shingle Springs or Jamul projects.

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

Shingle Springs Tribe

Business arrangement.  Plans for the Red Hawk Casino project include an approximately 278,000 square-foot facility (including approximately 88,000 square feet of gaming space) to be located adjacent to the planned Shingle Springs Rancheria exit, approximately 35 miles east of downtown Sacramento, on U.S. Highway 50. The Red Hawk Casino is currently planned to feature approximately 2,100 gaming devices and approximately 75 table games, a high stakes gaming room, as well as restaurants, enclosed parking and other facilities.

We acquired our initial interest in the development and management contracts for the Red Hawk Casino from KAR — Shingle Springs in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz). Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Red Hawk Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Red Hawk Casino project during the term of the respective casino management contract (but not during any renewal term of such management contract).

Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in our subsidiary and then be entitled to obtain a 15% equity interest in our entity that holds the rights to the management contract with the Red Hawk Casino project. If he is not found suitable or does not elect to purchase equity interests in our subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the respective casino management contract (but not during any renewal term of such management contract).

The development agreement, as amended, provided for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The principal balance of the transition loan as of March 30, 2008 was approximately $48.3 million. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Red Hawk Casino project as of March 30, 2008, December 30, 2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	March 30, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	Yes	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — See below.

Financing for construction	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project in Shingle Springs, California. The Shingle Springs Tribe intends to close on commitments to fund approximately $65 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Red Hawk Casino.	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project in Shingle Springs, California. The Shingle Springs Tribe intends to seek commitments to fund approximately $65 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Red Hawk Casino.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Red Hawk Casino is currently planned to open with 349 Class III slot machines and approximately 1,751 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Currently, the Shingle Springs Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the tribe could operate under its existing compact which allows for up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing.

On April 30, 2007, a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Shingle Springs Rancheria on which the Red Hawk Casino project is being built, and construction began on the U.S. Highway 50 interchange on May 7, 2007. On March 25, 2008, the California Third District Court of Appeal in Sacramento rejected the challenge of Voices for Rural Living in two appeals claiming deficiencies in the environmental impact report (“EIR”) prepared for the U.S. Highway 50 interchange. The court upheld the EIR in all respects, rejecting all of the arguments advanced by Voices for Rural Living.

On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. Construction of the Red Hawk Casino also began during June of 2007. The close of the $450 million senior note financing, the construction progress made on the U.S. Highway 50 interchange, and the commencement of construction on the Red Hawk Casino project increased the estimated probability of opening the casino development project from 85% at the end of 2006 to 95% as of March 30, 2008.

As a result of achieving the critical milestones as described above, the casino is planned to open in late 2008.

Jamul Tribe

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because the State’s comments on the Jamul Tribe’s existing compact or a proposed new compact is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe (discussed below) will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State or the NIGC.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of March 30, 2008, December 30, 2007 and

December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	March 30, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC. See below for a discussion relating to road access to the proposed Jamul Casino site.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.

Our evaluation and conclusion regarding the above critical milestones and progress.  As discussed above, we entered into a development financing and services agreement with the Jamul Tribe in March 2006, which eliminated the need for land contiguous to the reservation land to be taken into trust. There is no requirement that the NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process.

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for the proposed facility and concluded that it would result in a successful operation assuming that adequate financing can be obtained. The Jamul Casino project has been delayed due to issues with road access to the proposed Jamul Casino site. The Jamul Tribe has submitted an encroachment permit application to CalTrans, which will result in a project study report to determine the optimal access point for traffic to the Jamul Casino without disruption of traffic on the state highway. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the BIA for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road.

We and the leaders of the Jamul Tribe are currently evaluating plans for the Jamul Casino facility to determine when construction of the facility will start and when casino operations will begin. We continue to believe that adequate financing will be obtained and the project will be successfully completed.

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

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of March 30, 2008, December 30, 2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

Critical milestone	March 30, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a FONSI for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Critical milestone	March 30, 2008	December 30, 2007	December 31, 2006
Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. The Ioway Casino Resort could open in early 2010, pending the necessary regulatory approvals.

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

Regulation and taxes

We and our casino projects are subject to extensive regulation by state gaming authorities. We will also be subject to regulation, which may or may not be similar to current state regulations, by the appropriate authorities in any jurisdiction where we may conduct gaming activities in the future. Changes in applicable laws or regulations could have an adverse effect on us.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Lakes with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by Lakes contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation) and competition.

Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lakes.

These risks and uncertainties include, but are not limited to, obtaining a sufficient number of signatures to place the Ohio casino resort project on the November 4, 2008 Ohio statewide election ballot or if the referendum is placed on that ballot, that the referendum will pass or if the referendum passes, that it will not subsequently be challenged or that other developments will not prevent or delay the project; need for current financing to meet Lakes’ operational and development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including WPTE’s significant dependence on the GSN as a current source of revenue, and the risk that GSN will not exercise its options to air seasons of the WPT series beyond Season Six; difficulty of predicting the growth of WPTE’s online casino business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the potential that WPTE’s television programming will fail to maintain a sufficient audience; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 30, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. We also hold long-term investments in marketable securities which consist of ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP, and all have credit ratings of AAA or Aaa.

Historically, these types of ARS investments have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the recent liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we will continue to earn and receive interest on our ARS at contractually set rates. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During April 2008, we received account statements dated March 30, 2008, from the firms managing our ARS which estimated the fair value of our ARS. We analyzed these statements and have concluded that a decrease of $2.4 million in the estimated fair value of the ARS we hold has occurred as a result of the current lack of liquidity. We consider declines in the estimated fair value of our ARS due to lack of liquidity to be temporary impairments that have been recorded as an unrealized loss in the shareholders’ equity section of our balance sheet as of March 30, 2008.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at estimated fair value, and subsequent changes in estimated fair value are recorded as unrealized gains or losses in our consolidated statement of operations and comprehensive loss. As of March 30, 2008, we had $77.9 million of notes receivable, at fair value with a floating interest rate (principal amount of $84.1 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $6.1 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.8 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.8 million in interest income over the same 12 month period.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and Rule 15d — 15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that Lakes Entertainment, Inc.’s disclosure controls and procedures are effective.

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

WPTE litigation.

In 2006, a legal action was commenced against WPTE by seven poker players that alleged, among other things, an unfair business practice of WPTE. On April 18, 2008, WPTE settled this lawsuit without cost by agreeing to implement a new standard player release form to be provided to all players at all future WPT tournaments and events.

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

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007 except for the following, which has been updated in its entirety:

If we are unable to liquidate our investments in ARS to provide liquidity when and as needed, and we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals, or cease our operations entirely.

Lakes entered into a client agreement with UBS effective April 11, 2008 for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). Lakes has made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million to be used for working capital purposes. Lakes will be required to seek additional sources of financing to fund additional costs it plans to incur between August and November of this year associated with the recently announced Ohio casino resort project. These costs are dependent on various factors including polling numbers, market studies and media efforts. Lakes is currently exploring several financing alternatives and expects to be able to obtain funding as necessary. WPTE does not believe that any lack of liquidity during the next 12 months relating to its ARS will have an impact on its ability to fund its operations.

If additional financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants. We may raise additional capital through either public or private financings or the sale of some or all of our shares of WPTE. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

In addition, we have the following new risk factors:

If the referendum to amend the Ohio constitution to permit casino gaming fails to get put on the November 4, 2008 Ohio statewide election ballot, or if the referendum is put on the ballot but it is not passed by the Ohio voters, or if the referendum passes but it is subsequently challenged or other events prevent the Ohio project, it is unlikely we will be repaid amounts loaned to the joint venture.

We plan to loan the joint venture with Myohinow.com, LLC approximately $8 million through August and an additional amount from August to the November election depending on various factors to fund the efforts to place the referendum to amend the Ohio constitution to permit casino gaming on the November 4, 2008 Ohio statewide election ballot and to ensure that the referendum is passed by the Ohio voters. If the proposed Ohio casino resort project does not proceed because the referendum is not placed on the ballot, or the referendum doesn’t pass if placed on the ballot or if the referendum passes but it is subsequently challenged or other events prevent the Ohio project, it is unlikely we will be repaid the amounts loaned to the joint venture.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of March 30, 2008, we had $39.2 million of principal invested in auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and all have credit ratings of AAA or Aaa. We do not own any other type of ARS investments. The estimated fair value of our ARS holdings at March 30, 2008, was $36.8 million, which reflects a $2.4 million adjustment to the principal value of $39.2 million. We recorded an unrealized pre-tax loss of $2.4 million in other comprehensive loss as a reduction in shareholders’ equity, reflecting an impairment to our ARS holdings that we have concluded as a temporary decline in value.

The credit and capital markets have continued to deteriorate since the first quarter of 2008. If uncertainties in these markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

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

Dated: May 9, 2008