Form 10-Q
period 2008-06-29
LAKES ENTERTAINMENT INC
filed 2008-08-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2008
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of August 5, 2008, there were 24,953,719 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of June 29, 2008 (unaudited) and December 30, 2007	3
	Unaudited Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and six months ended June 29, 2008 and July 1, 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 29, 2008 and July 1, 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	51
ITEM 4.	CONTROLS AND PROCEDURES	52

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	53
ITEM 1A.	RISK FACTORS	53
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	54
ITEM 6.	EXHIBITS	54
Certification of CEO
Certification of CFO
Section 1350 Certifications

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	June 29,
	2008	December 30,
	(Unaudited)	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents
(balances include $5.4 million and $3.9 million of WPT Enterprises, Inc.)	$9,926	$9,248
Investments in marketable securities
(balances include $6.4 million and $23.0 million of WPT Enterprises, Inc.)	6,394	53,546
Accounts receivable	3,942	3,570
Other current assets	1,923	3,028

Total current assets	22,185	69,392

Property and equipment, net	16,667	16,633

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	79,611	78,795
Land held for development	7,663	7,631
Intangible assets, net of accumulated amortization of $6.2 million and $2.8 million	63,865	65,910
Other	5,051	5,176

Total long-term assets related to Indian casino projects	156,190	157,512

Other assets:
Investments in marketable securities
(balances include $12.4 million and $4.2 million of WPT Enterprises, Inc.)	37,489	4,200
Investment in unconsolidated investee	2,923	2,923
Deferred tax asset	4,006	4,878
Other long-term assets	664	563

Total other assets	45,082	12,564

Total assets	$240,124	$256,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$2,061	$1,559
Income taxes payable	15,667	16,272
Accrued payroll and related costs	1,677	2,788
Deferred revenue	1,125	2,870
Short-term debt	2,760	—
Current portion of contract acquisition costs payable, net of $1.2 million discount	2,333	1,903
Other accrued expenses	1,907	2,074

Total current liabilities	27,530	27,466

Long-term Liabilities:
Contract acquisition costs payable, net of current portion and $1.9 million and $2.5 million discount	6,110	7,342

Total liabilities	33,640	34,808

Commitments and contingencies
Minority interest in subsidiary	11,204	13,995
Shareholders’ equity:
Series A convertible, nonvoting preferred stock, $.01 par value, with no dividend rights and no liquidation preference; authorized 7,500 shares; 4,458 issued and outstanding at December 30, 2007	—	45
Common stock, $.01 par value; authorized 200,000 shares; 24,952 and 24,516 issued and outstanding at June 29, 2008, and December 30, 2007, respectively	250	245
Additional paid-in capital	193,117	190,228
Retained earnings	4,675	16,766
Accumulated other comprehensive earnings (loss)	(2,762)	14

Total shareholders’ equity	195,280	207,298

Total liabilities and shareholders’ equity	$240,124	$256,101

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Revenues:
License fees	$3,395	$6,072	$6,971	$9,839
Host fees, sponsorship, online gaming and other	1,697	1,671	3,102	2,425
Management, consulting and development fees	5,867	386	10,447	835

Total revenues	10,959	8,129	20,520	13,099

Costs and expenses:
Selling, general and administrative	13,943	9,966	24,835	19,721
Production costs	2,784	3,087	5,454	5,239
Loss on abandonment of online gaming assets	—	2,270	—	2,270
Net impairment losses	—	—	—	331
Amortization of intangible assets related to Indian casino projects	1,680	—	3,361	—
Depreciation and amortization	211	191	399	386

Total costs and expenses	18,618	15,514	34,049	27,947

Net realized and unrealized gains (losses) on notes receivable	1,125	8,939	(858)	9,104

Earnings (loss) from operations	(6,534)	1,554	(14,387)	(5,744)

Other income (expense):
Interest income	488	5,495	1,323	6,633
Interest expense	(347)	—	(714)	(316)
Amortization of debt issuance costs	—	—	—	(95)
Loss on extinguishment of debt	—	—	—	(3,830)
Other	120	22	182	28

Total other income (expense), net	261	5,517	791	2,420

Earnings (loss) before income taxes and minority interest in net loss of subsidiary	(6,273)	7,071	(13,596)	(3,324)
Income taxes	431	348	1,119	656

Earnings (loss) before minority interest in net loss of subsidiary	(6,704)	6,723	(14,715)	(3,980)
Minority interest in net loss of subsidiary	1,518	1,295	2,624	2,176

Net earnings (loss)	(5,186)	8,018	(12,091)	(1,804)

Stock warrant inducement discount	—	1,444	—	1,444

Net earnings (loss) applicable to common shareholders	(5,186)	6,574	(12,091)	(3,248)

Other comprehensive earnings (loss):
Unrealized loss on marketable securities, net of tax	(379)	(23)	(2,776)	—
Change in estimated fair value of derivative	—	—	—	409

Comprehensive earnings (loss )	$(5,565)	$6,551	$(14,867)	$(2,839)

Earnings (loss) applicable to common shareholders per share — basic	($0.21)	$0.28	($0.49)	($0.14)

Earnings (loss) applicable to common shareholders per share — diluted	($0.21)	$0.25	($0.49)	($0.14)

Weighted-average common shares outstanding — basic	24,928	23,829	24,766	23,427

Dilutive effect of common stock equivalents	—	2,077	—	—

Weighted-average common shares outstanding — diluted	24,928	25,906	24,766	23,427

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Six months ended
	June 29,	July 1,
	2008	2007
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(12,091)	$(1,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	528	553
Amortization of debt issuance costs	—	95
Amortization of debt discount	—	33
Decrease in value of warrant liability	—	(2,272)
Amortization of intangible assets related to Indian casino projects	3,361	—
Share-based compensation	859	2,443
Loss on extinguishment of debt	—	2,783
Loss on abandonment of online gaming assets	—	2,270
Net realized and unrealized gains (losses) on notes receivable	858	(10,165)
Minority interest in net loss of subsidiary	(2,624)	(2,176)
Deferred income taxes	872	(105)
Net impairment losses	—	331
Changes in operating assets and liabilities:
Accounts receivable	(374)	(405)
Other current assets	1,104	427
Income taxes payable	(605)	270
Accounts payable	637	347
Deferred revenue	(1,745)	(2,182)
Accrued expenses	(1,279)	(1,035)
Contract acquisition costs payable	(801)	—

Net cash used in operating activities	(11,300)	(10,592)

INVESTING ACTIVITIES:
Purchase of marketable securities	(13,887)	(59,997)
Sale / maturity of marketable securities	24,975	63,257
Proceeds from sale of land held for development	—	8,758
Collections on notes receivable	1,762	3,690
Increases in long-term assets related to Indian casino projects	(3,668)	(13,495)
Advances on notes receivable	(1,117)	—
Purchase of property and equipment	(570)	(1,867)
Increase in other long-term assets	33	—

Net cash provided by investing activities	7,528	346

FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	(137)	12,844
Proceeds from debt	3,000	—
Repayment of long-term debt	(240)	(105,000)
Cash proceeds from issuance of common and preferred stock	1,827	9,158
Cash proceeds from sale of notes receivable	—	102,114

Net cash provided by financing activities	4,450	19,116

Net increase in cash and cash equivalents	678	8,870
Cash and cash equivalents — beginning of period	9,248	9,759

Cash and cash equivalents — end of period	$9,926	$18,629

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of June 29, 2008, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the unaudited results of operations of WPTE, and a portion of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, previously filed with the SEC on March 12, 2008, from which the balance sheet information as of that date is derived.

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

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the methods of fair value as described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets. The adoption of SFAS No. 157 did not impact net income.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As of June 29, 2008, the Company’s financial assets carried at fair value are summarized below:

	Level 1	Level 3	Total
	(In thousands)

Municipal Bonds(*)	$803	$—	$803
Auction rate securities(*)	—	36,398	36,398
Corporate preferred securities(*)	5,818	—	5,818
Certificates of deposit(*)	864	—	864
Notes receivable from Indian Tribes (**)	—	79,611	79,611

Total assets at estimated fair value (***)	$7,485	$116,009	$123,494

(*)	See Note 3.

(**)	See Note 4.

(***)	The Company chose not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets (corporate paper, municipal bond and certificate of deposit markets) for identical assets.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS.

In addition, due to the lack of observable market quotes on the Company’s notes receivable from Indian tribes, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates, and discount rates. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is also considered. The probability applied to each project is based upon a weighting of various scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the activity for the Company’s financial instruments reported at estimated fair value utilizing Level 3 inputs (in thousands):

		Notes
		Receivable
		from
	ARS	Indian Tribes	Total

Beginning balance — December 30, 2007	$38,400	$78,795	$117,195
Total realized and unrealized gains (losses):
Included in other comprehensive loss(*)	(2,778)	—	(2,778)
Included in net unrealized losses on notes receivable	—	(858)	(858)
Advances, net of allocation to intangible, other	—	1,674	1,674
Purchases, issuances and settlements	776	—	776

Ending balance — June 29, 2008 (unaudited)	$36,398	$79,611	$116,009

(*)	The Company considers the decline in the estimated fair value of its ARS to be temporary. Accordingly, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet as of June 29, 2008.

3.	Investment in marketable securities

The Company’s investment portfolio includes investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. As a result of the liquidity issues surrounding the Company’s ARS, the Company’s ARS have been classified as long-term investments in marketable securities as of June 29, 2008.

As of June 29, 2008 and December 30, 2007, investments in marketable securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross
		Unrealized	Fair
June 29, 2008	Cost	Gains (Losses)	Value
	(Unaudited)

Maturity dates less than one year
Corporate preferred securities	$5,819	$(1)	5,818
Certificates of deposit	576	—	576

	$6,395	$(1)	$6,394

Final maturity dates greater than one year
Municipal bonds	$800	$3	$803
Auction rate securities	39,176	(2,778)	36,398
Certificates of deposit	288	—	288

	$40,264	$(2,775)	$37,489

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

		Gross
		Unrealized	Fair
December 30, 2007	Cost	Gains (Losses)	Value

Maturity dates less than one year
U.S. treasury and agency securities	$1,000	$—	$1,000
Auction rate securities	38,400	—	38,400
Short-term municipal bonds	1,000	1	1,001
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672

	$53,536	$10	$53,546

Maturity dates greater than one year
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384

	$4,196	$4	$4,200

The amount of unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss) were not material during the six months ended June 29, 2008 and July 1, 2007, respectively.

4.	Long-term assets related to Indian casino projects — notes receivable

The majority of the assets related to Indian casino projects are in the form of notes receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the successful development and operating performance of each gaming facility. Repayment of the loans is required only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe; repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting and management fees to Lakes; and other obligations, with the remaining funds distributed to the Indian tribe.

Information with respect to the estimated fair value of notes receivable activity primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”), Shingle Springs Band of

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Miwok Indians (the “Shingle Springs Tribe”) and the Jamul Indian Village (the “Jamul Tribe”) is summarized in the following table (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value(*)	1,570	8,895	(2,742)	(494)	7,229

Balance, December 30, 2007	—	53,592	21,406	3,797	78,795
Advances, net	—	656	1,085	161	1,902
Allocation to intangible assets	—	(146)	(565)	(47)	(758)
Consulting contracts	—	—	—	(57)	(57)
Changes in estimated fair value(*)	—	(962)	(975)	(46)	(1,983)

Balance, March 30, 2008	—	53,140	20,951	3,808	77,899
Advances, net	—	175	944	45	1,164
Allocation to intangible assets	—	(38)	(507)	(13)	(558)
Consulting contracts	—	—	—	(19)	(19)
Changes in estimated fair value(*)	—	1,273	(172)	24	1,125

Balance, June 29, 2008	$—	$54,550	$21,216	$3,845	$79,611

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects are recorded as unrealized gains (losses) within the unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

Pokagon Band.  Lakes developed and has a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

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

	As of June 29, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$71,089	$67,585
	($48,462 principal and $22,627 interest)	($47,632 principal and $19,953 interest)
Estimated months until casino opens	6 months	12 months
Projected interest rate until casino opens	7.12%	9.12%
Projected interest rate during the loan repayment term	8.58%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening	95%	95%

(*)	Note is payable in even monthly installments over the seven-year term of the management agreement subsequent to the casino opening.

On April 30, 2007 a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Red Hawk Casino site. Construction began on the U.S. Highway 50 interchange on May 7, 2007. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project, and site construction commenced. The Red Hawk Casino is planned to open in late 2008 (Note 13).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Jamul Tribe.

Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Tribe located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of June 29, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$46,173	$42,426
	($32,144 principal and $14,029 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	7.51%	9.12%
Projected interest rate during the loan repayment term	9.40%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

The Jamul Casino project has been delayed due to issues with road access to the proposed casino site. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. CalTrans recently issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacked legal merit and, as such, the likelihood of completion of this project will not be impacted as a result of CalTans’ position. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the Bureau of Indian Affairs (the “BIA”) for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road. Lakes and the leaders of the Jamul Tribe are currently evaluating plans for the Jamul Casino to determine when construction of the facility will start and when casino operations will begin. Lakes continues to believe that adequate financing will be obtained and the project will be successfully completed.

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

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization(*)	(2,798)	—	—	(7)	(2,805)
Impairment loss	—	—	—	(31)	(31)

Balance, December 30, 2007	30,775	21,923	11,972	1,240	65,910
Allocation of advances	—	146	565	47	758
Amortization(*)	(1,679)	—	—	(2)	(1,681)

Balance, March 30, 2008 (unaudited)	29,096	22,069	12,537	1,285	64,987
Allocation of advances	—	38	507	13	558
Amortization(*)	(1,679)	—	—	(1)	(1,680)

Balance, June 29, 2008 (unaudited)	$27,417	$22,107	$13,044	$1,297	$63,865

(*)	Amortization expense primarily relates to the Four Winds Casino Resort, which commenced upon its opening in August of 2007.

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. These assets are evaluated for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects. As of June 29, 2008 and December 30, 2007, land held for development related to Indian casino projects, recorded at its cost of $7.7 million and $7.6 million, respectively, is primarily related to land near the location of the planned Jamul Casino project.

Other.  As of June 29, 2008 and December 30, 2007, other assets related to Indian casino projects were approximately $5.1 million and $5.2 million, respectively, and consist primarily of receivables from related parties of $4.3 million related to the development and opening of Lakes’ Indian casino projects. Also, included in this category are costs incurred related to Indian casino projects which have not yet been included as part of the notes receivable because of the timing of payment. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively.

6.	Contract acquisition costs payable

Upon opening of the Four Winds Casino Resort, the Company became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

management contract, which also became payable upon the opening of the casino. These obligations do not have stated interest rates and have payment terms which extend beyond 12 months. As a result, these obligations have been recorded at their net present value with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is being amortized to interest expense as the payments are made pursuant to the respective agreements. As of June 29, 2008 and December 30, 2007, contract acquisition costs payable were $8.4 million and $9.3 million, respectively.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the $11 million obligation discussed above from an unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

7.	Margin account agreement

Effective April 11, 2008, Lakes entered into an agreement with UBS Financial Services Inc for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). During June 2008, the Margin Account Agreement limit was increased to $12.5 million. Lakes has made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million for working capital purposes. Amounts borrowed under the Margin Account Agreement are due and payable on demand and bear interest at a floating rate of interest per annum equal to the sum of the prevailing daily 30-day LIBOR plus 25 basis points. As of June 29, 2008, the Margin Account Agreement principal balance was $2.8 million, which is secured by Lakes’ ARS.

8.	Share-based compensation

Consolidated share-based compensation expense related to employee stock options for the three months and six months ended June 29, 2008 and July 1, 2007, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
	2008	2007	2008	2007
	(In thousands)

Total cost of share-based payment plans	$399	$1,203	$859	$2,435

For the three months and six months ended June 29, 2008 and July 1, 2007, no income tax benefit (Note 10) was recognized in Lakes’ unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility, the relatively short and volatile operating history of WPTE, and Lakes’ current stages of operational activities.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following values represent the average per-grant assumptions for the indicated variables used to value options granted during the three months and six months ended June 29, 2008 and July 1, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Lakes’ stock option plans:

	Three Months Ended		Six Months Ended
	June 29,	July 1,	June 29,	July 1,
Key valuation assumptions:	2008	2007	2008	2007

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.68%	4.89%	3.67%	4.89%
Expected term (in years)	8.18 years	8.20 years	8.18 years	8.20 years
Expected volatility	52.70%	54.95%	49.75%	54.95%
Forfeiture rate	—	—	—	—

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to June 29, 2008. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes Lakes’ stock option activity during the three months and six months ended June 29, 2008 and July 1, 2007 (unaudited):

	Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.10

Balance at March 30, 2008	4,141,650	3,798,200	388,750	6.25
Authorized	—	—	—	—
Granted	75,000	—	(75,000)	4.74
Forfeited/cancelled/expired	—	—	—	—
Exercised	(40,000)	—	—	5.41

Balance at June 29, 2008	4,176,650	3,767,075	313,750	$6.24

2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	6.15
Authorized	—	—	500,000	—
Granted	2,500	—	(2,500)	11.84
Forfeited/cancelled/expired	(44,500)	—	44,500	9.79
Exercised	(74,500)	—	—	5.83

Balance at July 1, 2007	4,487,400	3,954,500	577,500	$6.13

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of June 29, 2008 (unaudited):

	Options outstanding at June 29, 2008				Options exercisable at June 29, 2008
		Weighted-
		average		Aggregate			Aggregate
	Number	remaining	Weighted-average	intrinsic	Number	Weighted-	intrinsic
Range of exercise prices	outstanding	contractual life	exercise price	value	exercisable	average price	value

$ (3.25 — 3.63)	280,200	2.9 years	$3.46	$859,806	280,200	$3.46	$859,806
(3.64 — 5.45)	2,045,700	1.6 years	4.25	4,654,522	1,868,700	4.21	4,326,472
(5.46 — 7.26)	179,000	8.1 years	6.92	5,750	60,000	7.18	—
(7.27 — 9.08)	1,382,000	5.3 years	8.12	—	1,357,000	8.13	—
(9.09 — 10.90)	52,500	8.0 years	10.26	—	19,950	10.22	—
(10.91 — 12.71)	72,250	2.8 years	11.51	—	63,475	11.44	—
(12.72 — 14.53)	95,000	6.6 years	14.00	—	67,250	14.03	—
(14.54 — 16.34)	5,000	6.5 years	16.11	—	3,000	16.11	—
(16.35 — 18.16)	65,000	5.8 years	17.91	—	47,500	17.95	—

	4,176,650	3.5 years	$6.24	$5,520,078	3,767,075	$6.13	$5,186,278

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $6.53 on June 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. Options exercised during the three months and six months ended June 29, 2008 did not have a significant intrinsic value. The total intrinsic value of options exercised during the three months and six months ended July 1, 2007 were $0.5 million and $1.0 million, respectively. As of June 29, 2008, Lakes’ unrecognized share-based compensation is approximately $1.4 million, which is expected to be recognized over a weighted-average period of 3.0 years. The weighted-average grant-date fair value of stock options granted during the three months and six months ended June 29, 2008 were $2.91 and $3.23 per share, respectively. The weighted-average grant-date fair value of stock options granted during the three months and six months ended July 1, 2007 were $7.73 per share.

WPTE stock option plan:

	Three months ended		Six months ended
	June 29,	July 1,	June 29,	July 1,
Key valuation assumptions:	2008	2007	2008	2007

Expected dividend yield	—	—	—	—
Risk-free interest rate	3.38%	4.84%	3.38%	4.65%
Expected term (in years)	6 years	6 years	6 years	6 years
Expected volatility	69.95%	72.22%	69.95%	73.03%
Forfeiture rate	14.14%	12.99%	14.14%	12.99%

•	Expected dividend yield — As WPTE does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term for each grant using the “Simplified Method” in accordance with Staff Accounting Bulletins 107 and 110.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123R will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

The following table summarizes WPTE stock option activity during the three months and six months ended June 29, 2008 and July 1, 2007 (unaudited):

		Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	2,920,857	1,322,206	267,150	$5.66
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(83,600)	—	83,600	4.33
Exercised	—	—	—	—

Balance at March 30, 2008	2,837,257	1,412,373	350,750	5.70
Authorized	—	—	—	—
Granted	52,000	—	(52,000)	1.26
Forfeited/cancelled/expired	(33,950)	—	33,950	4.66
Exercised	—	—	—	—

Balance at June 29, 2008	2,855,307	1,466,040	332,700	$5.63

2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—	—	—	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	6.47
Authorized	—	—	—	—
Granted	182,000	—	(182,000)	4.53
Forfeited/cancelled/expired	(85,667)	—	85,667	5.25
Exercised	(113,660)	—	—	0.0049

Balance at July 1, 2007	2,497,373	912,139	690,634	$6.67

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of June 29, 2008 (unaudited):

	Options outstanding				Options exercisable
		Weighted-avg.	Weighted-	Aggregate			Aggregate
Range of	Number	remaining	avg. exercise	intrinsic	Number	Weighted-	intrinsic
exercise prices	outstanding	contractual life	price	value	exercisable	avg. price	value

$ 0.0049	111,340	3.66	$0.0049	$119,702	111,340	$0.0049	$119,702
$ 1.26 — 4.80	1,290,100	9.05	3.33	—	160,200	4.50	—
$ 5.18 — 9.92	1,293,866	6.47	7.57	—	1,120,166	7.82	—
$11.95 — 14.51	154,000	7.12	12.18	—	70,000	12.47	—
$15.05 — 19.50	6,001	7.06	15.79	—	4,334	16.08	—

	2,855,307	7.56	$5.63	$119,702	1,466,040	$7.11	$119,702

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $1.08 on June 27, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. No options were exercised during the three and six months ended June 29, 2008. The total intrinsic value of options exercised during the three and six months ended July 1, 2007 was $0.5 million. As of June 29, 2008, WPTE’s unrecognized share-based compensation was approximately $2.1 million, which is expected to be recognized over a weighted-average period of 2.4 years. The weighted-average grant-date fair value of stock options granted during the three months and six months ended June 29, 2008 were $0.82 per share. The weighted-average grant-date fair value of stock options granted during the three months and six months ended July 1, 2007 were $3.06 and $3.17 per share, respectively.

Both Lakes and WPTE issue new shares of common stock upon the exercise of options.

9.	Earnings (Loss) per share

For all periods, basic earnings (loss) applicable to common shareholders per share is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding. Potentially dilutive stock options of 4,176,650 and 4,141,650 were not included in the computation of diluted loss applicable to common shareholders per share for the three months and six months ended June 29, 2008, and the six months ended July 1, 2007, respectively, because the effects would have been anti-dilutive for those periods due to net losses.

10.	Income Taxes

Management has evaluated all evidence and determined that historical net losses (excluding net realized and unrealized gains on notes receivable) generated over the past five years, outweigh the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, at June 29, 2008, and December 30, 2007, the Company continues to maintain a 100% valuation allowance against deferred tax assets arising from net operating loss carryforwards and other ordinary items, since management has concluded that is it more likely than not that the tax benefits will not be realized in the foreseeable future.

The Company also has deferred tax assets related to capital losses of approximately $8.1 million as of June 29, 2008. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. The Company believes that it will have capital gains in future years to utilize a portion of these benefits due to significant appreciation in its investment in WPTE, which has a minimal cost basis. The Company owns approximately 12.5 million shares of WPTE common stock valued at approximately $13.5 million as of June 29, 2008, based upon the closing stock price as reported by the NASDAQ Global Market. However, the Company has recorded a valuation allowance against the portion of the capital losses that are not expected to be

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

covered by future sales of WPTE based on the price of WPTE’s common stock at June 29, 2008, combined with volume restrictions on how many WPTE shares Lakes can sell, and Lakes will monitor and adjust this valuation allowance on a quarterly basis, if necessary. As of June 29, 2008, the valuation allowance was $4.1 million, resulting in a net deferred tax asset related to capital losses of $4.0 million.

See Note 11 for a discussion of the Louisiana Department of Revenue litigation tax matter.

11.	Legal Proceedings

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

WPTE litigation.  In 2006, a legal action was commenced against WPTE by seven poker players that alleged, among other things, an unfair business practice of WPTE. On April 18, 2008, WPTE settled the lawsuit without cost by agreeing to implement a new standard player release form to be provided to all players at all future World Poker Tour® (“WPT”) tournaments and events.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

12.	Segment Information

Lakes’ principal business is the development, financing and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. All of Lakes’ and primarily all of WPTE’s operations to date are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ investments in marketable securities, deferred tax assets, Lakes’ corporate office building and development and land costs related to a Company-owned non-Indian casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	casino	WPTE		Corporate &
	projects	Domestic	International	eliminations	Consolidated

Total assets as of June 29, 2008	$158.7	$32.2	$—	$49.2	$240.1
Total assets as of December 30, 2007	$158.2	$41.7	$—	$56.2	$256.1
For the three months ended June 29, 2008
Revenue	$5.9	$3.6	$1.5	$—	$11.0
Earnings (loss) from operations	5.0	(4.1)	—	(7.4)	(6.5)
Depreciation and amortization	—	0.1	—	0.1	0.2
Amortization of intangible assets related to Indian casino projects	1.7	—	—	—	1.7
For the three months ended July 1, 2007
Revenue	$0.4	$6.5	$1.2	$—	$8.1
Earnings (loss) from operations	9.1	(3.6)	—	(3.9)	1.6
Depreciation and amortization	—	0.1	—	0.1	0.2
Loss on abandonment of online gaming assets	—	2.3	—	—	2.3
For the six months ended June 29, 2008
Revenue	$10.5	$6.8	$3.2	$—	$20.5
Earnings (loss) from operations	5.6	(7.3)	—	(12.7)	(14.4)
Depreciation and amortization	—	0.2	—	0.2	0.4
Amortization of intangible assets related to Indian casino projects	3.4	—	—	—	3.4
For the six months ended July 1, 2007
Revenue	$0.8	$10.0	$2.2	$0.1	$13.1
Net impairment charges	0.3	—	—	—	0.3
Earnings (loss) from operations	10.0	(6.5)	—	(9.2)	(5.7)
Depreciation and amortization	—	0.2	—	0.2	0.4
Loss on abandonment of online gaming assets	—	2.3	—	—	2.3

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13.	Subsequent Events

Shingle Springs Tribe compact amendment.  On June 30, 2008, the Shingle Springs Tribe and the State of California signed an amended compact for the Red Hawk Casino, which runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with the State based on a sliding scale percentage of net win — ranging from 20% to 25% — from the operation of the slot machines. The Shingle Springs Tribe will also contribute $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to a total of $5.2 million annually for 20 years from the payments to be made to California from the operation of slot machines. The amended compact now must be ratified by the California State legislature and will then be submitted to the BIA for its review. Approval is expected prior to the opening of the Red Hawk Casino, which is on schedule for late fourth quarter of 2008. Since this amendment has not yet been approved, its financial impact has not yet been reflected herein.

WPTE partnership with Fox Sports Network (“FSN”).  On July 17, 2008, WPTE announced a broadcast license agreement with FSN, pursuant to which FSN will broadcast domestically 26 all-new, one-hour episodes of Season Seven of the WPT. WPTE has the option to produce additional Season Seven episodes for broadcast on other networks should the opportunity arise. Unlike WPTE’s historical broadcast license agreements with TRV and GSN, WPTE will not receive per-episode license fees from FSN. However, similar to many sports leagues and entertainment properties, WPTE has been afforded certain integration and advertising in and around the program which will allow WPTE to seek sponsorship opportunities for Season Seven of the WPT, domestically and internationally. Accordingly, WPTE is currently in discussion with several potential sponsors.

On July 31, 2008, WPTE announced an additional agreement with FSN to jointly create a new poker program focused on driving awareness and traffic to WPTE’s online subscription website, ClubWPT.com. WPTE and FSN have agreed to the production and distribution of 13 one-hour television programs (the “Initial Programming”) of the new series. Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes and the number of future episodes to be broadcast will depend upon the number of shows WPTE delivers, up to 40 hours per year. FSN may also terminate the relationship upon 30 days written notice. As a result of the agreements with FSN, WPTE will be obligated to: 1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the Initial Programming are recoupable against net profits). In addition to providing the distribution channel, discussed above, FSN will be obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logo on poker table, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We developed and have a five-year contract to manage the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

•	We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

•	We have contracts to develop and subsequently manage for seven years the Red Hawk Casino, which is being built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The Red Hawk Casino is planned to open in late 2008.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to issues with road access to the proposed Jamul Casino site. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. CalTrans recently issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacked legal merit and, as such, the likelihood of completion of this project will not be impacted as a result of CalTans’ position. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the Bureau of Indian Affairs (the “BIA”) for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road. We and the leaders of the Jamul Tribe are currently evaluating plans for the Jamul Casino facility to determine when construction of the facility will start and when casino operations will begin. We continue to believe that adequate financing will be obtained and the project will be successfully completed.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing the Ioway Casino Resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma. The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the National Indian Gaming Commission (the “NIGC”) for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

We have also explored, and continue to explore, other development projects with Indian tribes. We are also involved in other business activities, including potential development of a non-Indian casino in Mississippi, pursuing potential development of a non-Indian casino in Ohio, and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of June 29, 2008, we owned approximately 61% of WPTE, a separate publicly-held company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour®, or WPT, a television show based on a series of high-stakes poker tournaments that currently airs on the Game Show Network (“GSN”) and the Travel Channel (“TRV”) in the United States, and has been licensed for broadcast globally. WPTE also has operations in mainland China, pursuant to its agreement with the China Leisure Sports Administrative Center (the “CLSAC”) where WPTE is developing and marketing the WPT China National Traktor Poker Tour (the “Traktor Poker Tour”). In January 2008, WPTE launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States and currently offered in 38 States. WPTE currently licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is also engaged in the sale of corporate sponsorships. Lastly, WPTE offers a real-money online gaming website, which prohibits wagers from players in the United States and other restricted jurisdictions.

WPTE has four business segments:

WPT Studios, WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of television broadcasts, international television sponsorship revenue and casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 73% of total revenue. WPTE licensed Season One through Season Five of the WPT series to TRV for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, WPTE also licensed Season One of the Professional Poker Tour(tm) (“PPT”) television series to TRV. On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with GSN, pursuant to which GSN agreed to license from WPTE Season Six of the WPT for a $300,000 license fee per episode. For Season Five, WPTE received an average of $477,000 under the TRV Agreement. WPTE also has license agreements for the distribution of WPT and PPT episodes into international territories, for which WPTE receives license fees, net of WPTE’s agent’s sales fee and agreed upon sales and marketing expenses. WPTE also collects annual host fees from member casinos that host WPT events (WPTE’s member casinos).

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

Under both the TRV and GSN Agreements, TRV and GSN pay fixed license fees for each episode WPTE produces, which are payable at various times during the pre-production, production and post-production process and are not recognized until receipt and acceptance of the completed episode is confirmed. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as the related revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business. For Season Six of the WPT, WPTE is producing a total of 23 episodes, production of which began in May 2007 and WPTE expects to be completed by August 2008, with initial telecasts of the episodes airing between March 2008 and August 2008.

On June 7, 2008, GSN did not exercise its option to broadcast Season Seven of the WPT series. On July 17, 2008, WPTE announced a broadcast license agreement with Fox Sports Network (“FSN”), pursuant to which FSN will broadcast Season Seven of the WPT television series. FSN received exclusive rights to air 26 all new one-hour WPT episodes in the United States across its national sports cable network. Unlike past seasons, FSN’s exclusivity only applies to the episodes it produces for the network. Consequently, WPTE is free to produce other Season Seven episodes on other networks if another deal arises. Unlike WPTE’s historical broadcast license agreements with TRV and GSN, WPTE will not receive per-episode license fees from FSN. However, similar to many sports leagues and entertainment properties, WPTE have been afforded certain integration and advertising rights in and around the program which will allow WPTE to seek sponsorship revenues for Season Seven of the WPT, domestically and internationally. Accordingly, WPTE is currently in discussions with several potential sponsors.

From 2004 until December 2006, WPTE licensed its shows internationally through an exclusive agreement with Alfred Haber Distribution, Inc. (“Alfred Haber”). In December 2006, WPTE notified Alfred Haber that they would no longer be the international distributor for WPTE shows, and WPTE began utilizing its internal staff and resources to distribute its shows into the international marketplace. During 2007, WPTE came to an arrangement with Alfred Haber whereby they provide non-exclusive assistance on international licensing matters on a case-by-case basis, with substantially the same terms as WPTE’s previous relationship with them.

In December 2006, WPTE signed a multi-year international sponsorship agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will sponsor certain international television broadcasts of the WPT and PPT. PartyGaming pays WPTE fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the six months ended June 29, 2008, WPTE recognized revenues of $1.3 million from the PartyGaming agreement. No revenues were recognized for the six months ended July 1, 2007.

As international television license fees continue to decline, WPTE is pursuing international sponsorship revenues. WPTE expects to begin recognizing additional international sponsorship revenues from the PartyGaming agreement during the fourth quarter of 2008 related to the distribution of Season Six of the WPT. WPTE is also currently in discussions with potential sponsors for the international distribution of Season Seven and beyond of the WPT television series.

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

In 2006, WPTE decided to commission the development of its own software for WPTE’s online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC, and hired approximately 30 employees in Israel to develop the software and support infrastructure. However, the development of the CyberArts-based site ceased on April 23, 2007, when WPTE entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic, Inc., and its wholly-owned subsidiary WagerLogic Limited (collectively referred to as “CryptoLogic”). As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, WPTE wrote off certain property and equipment and related capitalized costs of approximately $2.3 million during the second quarter of 2007. In addition to the write-off of assets, WPTE curtailed its Israel operations and closed one of its two offices there during the second quarter of 2007 and in the fourth quarter of 2007, WPTE closed the remaining office in Israel.

Pursuant to the Agreement, CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for 20% of the net gaming revenues (as defined below) generated from the site. Under the Agreement, WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic, pursuant to which players are able to play on WPTE branded gaming site on the Network.

On June 14, 2007, CryptoLogic delivered the poker software to WPTE and the online poker room became operational on June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games (the “Initial Casino”) and effective March 5, 2008, WPTE executed an amendment to the Agreement, exercising its option for a full suite of casino games (the “Full Casino”) with an annual minimum guarantee payable to CryptoLogic from WPTE of approximately $0.8 million. WPTE also exercised its option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $0.1 million. In a separate amendment to the Agreement dated March 5, 2008, WPTE agreed to extend the term of the Agreement with CryptoLogic through June 30, 2011.

As a result of the amendments, WPTE is now entitled to the following percentages of net gaming revenue: (a) 100% of the first $37,500 per month, (b) 79% of revenue in excess of $37,500 but less than $500,000 per month; and (d) 80% of the revenue in excess of $500,000 per month. CryptoLogic is entitled to earn minimum guaranteed revenue associated with the Initial Casino of $500,000 per year or $125,000 per quarter and upon the launch of the Full Casino, expected in the fourth quarter, CryptoLogic will then be entitled to a minimum revenue guarantee of $750,000 per year or $187,500 per quarter. For the six months ended June 29, 2008, there was a shortfall associated with the minimum revenue guarantee to CryptoLogic of approximately $172,000, which is netted against settlements due from CryptoLogic.

If at any time after the nine-month anniversary of the go-live date, monthly gaming revenues fall below $0.5 million for three consecutive months, CryptoLogic has the right to terminate the Agreement on 90 days written notice. However, WPTE may prevent any such termination through payment of the shortfall of CryptoLogic’s percentage of such gaming revenue within 30 days of receipt of CryptoLogic’s notice of termination.

For the six months ended June 29, 2008, WPTE’s online gaming business generated approximately $0.5 million in net revenues, compared to costs of revenues of approximately $0.4 million. Online revenues are presented gross of CryptoLogic costs and net of network promotions, bonuses, and cash incentives provided to patrons. In addition, WPTE incurred $1.4 million in sales and marketing costs during the six months ended June 29, 2008.

The non-gaming website at WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com. ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination blackjack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month which could include a $10,000 seat into a WPT televised main event. Accordingly, non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

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

On July 31, 2008, WPTE announced an additional agreement with FSN to jointly create a new poker program focused on driving awareness and traffic to ClubWPT.com. WPTE and FSN have agreed to the production and distribution of an initial run of 13 one-hour television programs (“the Initial Programming”). Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes, and the number of future episodes to be broadcast will depend upon the number of shows WPTE delivers, up to 40 hours per year. FSN may also terminate the relationship upon 30 days written notice.

WPTE will be obligated to:  1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the Initial Programming are recoupable against net profits). In addition to providing the distribution channel, discussed above, FSN will be obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logo on poker table, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

WPT China.  On August 6, 2007, WPTE entered into a cooperation agreement (the “Cooperation Agreement”) with the CLSAC, a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” Pursuant to the Cooperation

Agreement, WPTE has the right to brand and exploit the Traktor Poker Tour during the five year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media, and the right to obtain online and mobile subscription revenues. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, WPTE pays a yearly fee to the CLSAC, which started at approximately $0.5 million for the first year and increases by 10% annually for the remaining four years of the term. WPTE also has a unilateral option to extend the agreement for an additional five years, provided that the yearly fee for the first year of the renewed term, will increase by 25% from the fifth year of the term.

On October 12, 2007, WPTE officially launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu, and WPTE has completed the 15 regional preliminary tournaments. Season One culminated at the grand finals held in Nanjing, Jiangsu on June 22-25, 2008 where the first ever national championship team was crowned. WPTE is currently negotiating with several Chinese broadcasters to distribute the Season One championship event and several events for Season Two.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended June 29, 2008.

Three months ended June 29, 2008 compared to the three months ended July 1, 2007

Revenues.  Consolidated revenues for the second quarter of 2008 increased to $11.0 million compared to $8.1 million in the prior-year period. Lakes’ revenue increased to $5.9 million, primarily due to a full quarter contribution of management fees from the Four Winds Casino Resort, which is owned by the Pokagon Band, compared to no contribution from the Four Winds Casino Resort in the prior-year period. Revenue related to WPTE decreased to $5.1 million for the second quarter of 2008, compared to $7.7 million in the prior-year period. This decrease was due to a decline in domestic television license fee income from the WPT, which was due to lower per episode license fees under the GSN Agreement in effect during the 2008 period, as compared to the TRV Agreement which was in effect during the 2007 period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $4.0 million from the prior-year period to $13.9 million due to $4.0 million in development costs associated with the proposed Ohio casino resort initiative. For the second quarter of 2008, Lakes’ selling, general and administrative expenses were $7.7 million and consisted primarily of payroll and related expenses of $2.1 million (including share-based compensation), the development costs associated with the Ohio casino resort initiative of $4.0 million, travel expenses of $0.7 million and professional fees of $0.5 million. WPTE’s selling, general and administrative expenses increased $0.4 million from the prior-year period. WPTE’s selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million, including share-based compensation, promotional costs of $2.0 million and professional fees of $0.7 million.

Production costs.  WPTE’s production costs decreased by approximately $0.3 million in the second quarter of 2008 compared to the 2007 period. The decrease was primarily a result of the delivery of eight episodes of Season Six of the WPT in the current period versus the delivery of nine episodes of Season Five in the prior year period.

Gross margins.  WPTE’s overall gross margins were 45% in the second quarter of 2008 compared to 60% in the 2007 period. Domestic television licensing margins were 9% in the second quarter of 2008 compared to 40% in the 2007 period. The decrease was principally because of the lower fees per episode under the GSN contract. The lower domestic television margins in the second quarter of 2008 were partially offset by increased margin contribution from international sponsorship.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $1.7 million for the second quarter of 2008. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. Amortization of intangible assets related to the Indian casino projects for the second quarter of 2007 was not material.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the second quarter of 2008, net unrealized gains on notes receivable were $1.1 million, compared to net unrealized gains of $8.9 million in the prior-year period. The difference in unrealized gains on a quarter-over-quarter basis was primarily due to the recognition of a $7.7 million unrealized gain in the second quarter of 2007 due to the closing on a $450 million senior note financing to fund the Red Hawk Casino project, which increased the probability of opening of the casino.

Other income.  Other income for the second quarter of 2008 was $0.3 million compared to $5.5 million for the second quarter of 2007. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in the second quarter of 2007.

Income Taxes.  The income tax provision was $0.4 million for the three months ended June 29, 2008 and $0.3 million for the three months ended July 1, 2007. Our effective tax rates were 7% and 5% for the second quarter of 2008 and the corresponding 2007 period, respectively. Lakes’ income tax provision in the current year period consists of a valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized through future sales of WPTE common stock, and interest on a Louisiana tax audit matter (Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). This income tax provision in the second quarter of 2008 was partially offset by a refund received from the Internal Revenue Service. In the prior year period, the income tax provision was primarily related to interest on the Louisiana tax audit matter.

Minority interest.  The minority interest in WPTE’s loss was approximately $1.5 million and $1.3 million for the three months ended June 29, 2008 and July 1, 2007, respectively. WPTE’s net losses were $3.9 million and $3.3 million for the three months ended June 29, 2008 and July 1, 2007, respectively.

Six months ended June 29, 2008 compared to the six months ended July 1, 2007

Revenues.  Consolidated revenues for the first six months of 2008 increased to $20.5 million, compared to $13.1 million in the prior-year period. Lakes’ revenue increased to $10.5 million, primarily due to a full six months contribution of management fees from the Four Winds Casino Resort, compared to no contribution from the Four Winds Casino Resort for the six months ended July 1, 2007. Revenue related to WPTE declined to $10.0 million for the six months ended June 29, 2008, compared to $12.2 million in the prior-year period. This decrease was due to a decline in domestic television license fee income from the WPT, which was due to lower per episode license fees under the GSN Agreement in effect during the 2008 period, as compared to the TRV Agreement which was in effect during the 2007 period.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $5.1 million from the prior-year period to $24.8 million due primarily to $5.7 million in development costs associated with the proposed Ohio casino resort initiative. For the six months ended June 29, 2008, Lakes’ selling, general and administrative expenses were $13.2 million and consisted primarily of payroll and related expenses of $4.3 million (including share-based compensation), the development costs associated with the Ohio casino resort initiative of $5.7 million, travel expenses of $1.3 million and professional fees of $1.1 million. WPTE’s selling, general and administrative expenses increased $0.6 million from the prior-year period. WPTE’s selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.2 million, including share-based compensation, promotional costs of $3.3 million and professional fees of $1.6 million.

Production costs.  WPTE’s production costs increased by approximately $0.2 million for the six months ended June 29, 2008 compared to the 2007 period. The increase was primarily a result of the delivery of 15 episodes of Season Six of the WPT in the current period versus the delivery of 14 episodes of Season Five in the prior year period.

Gross margins.  WPTE’s overall gross margins were 46% for the six months ended June 29, 2008 compared to 57% in the 2007 period. Domestic television licensing margins were 7% for the six months ended June 29, 2008 compared to 40% in the 2007 period. The decrease was principally because of the lower fees per episode under the GSN contract discussed above. The lower domestic television margins in the first quarter of 2008 were partially offset by increased margin contribution from international sponsorship.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $3.4 million for the six months ended June 29, 2008. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. Amortization of intangible assets related to the Indian casino projects for the first six months of 2007 was not material.

Net realized and unrealized gains (losses) on notes receivable.  For the six months ended June 29, 2008, net unrealized losses on notes receivable were $0.9 million, compared to net realized and unrealized gains of $9.1 million in the prior-year period. Net unrealized losses in the six-month period ended June 29, 2008 were due primarily to a decrease in projected interest rates, due to current market conditions, for the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe and the notes receivable related to the Jamul Casino project with the Jamul Tribe. The difference in the year-over-year basis was primarily due to the recognition of a $7.7 million unrealized gain in the six months ended July 1, 2007 due to the closing on a $450 million senior note financing to fund the Red Hawk Casino project, which increased the probability of the opening of the casino.

Other income.  Other income for the six months ended June 29, 2008 was $0.8 million compared to $2.4 million for the prior year period. Other income for the six months ended June 29, 2008 represented interest income earned on cash balances, which was partially offset by interest expense incurred on Lakes’ contract acquisition costs payable (see Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Income Taxes.  The income tax provision was $1.1 million and $0.7 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Our effective tax rates were 8% and 20% for the six months ended June 29, 2008 and the corresponding 2007 period, respectively. Lakes’ income tax provision in the current year period consists primarily of a valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized through future sales of WPTE common stock, and interest on a Louisiana tax audit matter (Note 11 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to Lakes’ interest on a Louisiana tax audit matter.

Minority interest.  The minority interest in WPTE’s loss was approximately $2.6 million and $2.2 million for the six months ended June 29, 2008 and July 1, 2007, respectively. WPTE’s net losses were $6.7 million and $5.6 million for the six months ended June 29, 2008 and July 1, 2007, respectively.

Outlook.  In prior years, Lakes’ revenues have primarily come from WPTE. During 2008, Lakes has recognized significant revenues from the management of Indian casino properties, including the Four Winds Casino Resort, and going forward Lakes expects this trend to continue. However, due to the relatively short operating history of the casinos we currently manage, we do not plan to provide revenue guidance for the remainder of 2008 for Lakes.

We maintain our plan for selling, general and administrative expense guidance, excluding WPTE, of remaining relatively flat for the remainder of 2008 with the previous year. Our selling, general and administrative guidance does not include development costs associated with the proposed Ohio casino resort initiative.

For the third quarter of 2008, WPTE expects revenues to be in the range of $2.2 — $2.6 million. WPTE also expects:

•	To deliver the remaining three episodes of Season Six of the WPT television series in the third quarter of 2008.

•	Lower gross margins for domestic television in 2008 versus 2007 as a result of the terms of the agreement with GSN.

•	To recognize host fee and sponsorship revenues as remaining WPT Season Six domestic episodes are premiered during the third quarter of 2008.

•	Increased subscribers to ClubWPT.com as a result of creating a new poker program, which is expected to begin airing on FSN in September 2008, to drive awareness and traffic to the website.

•	To recognize international sponsorship revenues as episodes are aired during the third and fourth quarters of 2008.

•	To not obtain license fees relating to Season Seven of the WPT, which is expected to begin airing in December 2008.

•	To seek sponsorship revenues relating to Season Seven of the WPT.

•	To launch Season Two of the Traktor Poker Tour and begin to recognize revenue from China-related activities by the fourth quarter of 2008.

Regarding expenses, WPTE expects:

•	To incur production costs relating to Season Seven of the WPT while seeking sponsorship revenues.

•	Lower selling, general and administrative costs in online gaming.

•	Higher sales and marketing costs associated with producing the new ClubWPT.com poker program.

•	Increased costs associated with launching Season Two of the Traktor Poker Tour and to have a fully integrated online and mobile platform by the end of the third quarter of 2008.

At the end of the second quarter and in the beginning of the third quarter of 2008, WPTE began implementing headcount reductions and cost cutting initiatives.

Liquidity and Capital Resources

As of June 29, 2008, we had $9.9 million in cash and cash equivalents, $6.4 million in short-term investments in marketable securities, and $37.5 million in long-term investments in marketable securities. Of these amounts, $4.5 million in cash and cash equivalents and $25.0 million in long-term investments related to Lakes. All other amounts related to WPTE. All of Lakes’ long-term investments in marketable securities and $11.4 million of WPTE’s long-term investments in marketable securities are comprised of auction rate securities (“ARS”) (See Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). As a result of liquidity issues surrounding our ARS discussed below, the ARS are classified as long-term investments in marketable securities as of June 29, 2008. The types of ARS investments that both Lakes and WPTE own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. Neither Lakes nor WPTE own any other type of ARS. None of our ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

Historically, these types of ARS have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS began failing in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and both Lakes and WPTE continue to earn and receive interest on the ARS at contractually set rates. However, it will not be possible to liquidate the ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During July 2008, Lakes and WPTE received account statements for June 2008, from the firms managing the ARS, which estimated the fair value of the ARS. Lakes and WPTE analyzed these statements and have concluded that a temporary decline in the estimated fair value of $2.8 million related to the ARS has occurred primarily as a result of the current lack of liquidity. This consolidated decline in estimated fair value includes $1.8 million related to Lakes and $1.0 million related to WPTE. Since we consider the decline in the estimated fair value to be temporary, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet as of June 29, 2008. If either Lakes or WPTE were required to liquidate the ARS over the coming months as a source of financing, it is likely that the proceeds would be substantially less than the carrying value of the ARS.

Lakes entered into a client agreement with UBS Financial Services Inc effective April 11, 2008 for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). During June 2008, the Margin Account Agreement limit was increased to $12.5 million. Lakes made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million for working capital purposes. Lakes is currently seeking additional sources of financing to fund additional costs we plan to incur between September and December of this year associated with the previously announced Ohio casino resort initiative. These costs, which are currently expected to approximate between $10 million and $20 million, will only be incurred if this initiative is successfully placed on the Ohio ballot and are dependent on various factors including polling numbers, market studies and media efforts. Lakes expects to be able to obtain funding as necessary.

WPTE expects that cash, cash equivalents and short-term investments in marketable securities on hand will be sufficient to fund WPTE’s working capital and capital expenditure requirements for at least the next 12 months even considering the current liquidity issues with ARS. If these securities remain illiquid for a period greater than 12 months, then WPTE may be required to seek additional working capital to fund its operations or fund its expansion plans. To raise working capital, WPTE may seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions. During the second quarter of 2008, WPTE opened a $4 million equity line of credit collateralized by WPTE’s ARS. WPTE has not drawn on the line and do not anticipate needing these funds during fiscal 2008.

As discussed above, Lakes will require additional capital to fund its development costs which will require Lakes to obtain additional sources of financing. If the financing is in the form of equity financing it will be dilutive to Lakes’ shareholders, and any debt financing may involve additional restrictive covenants. Although Lakes expects to obtain the required funding, an inability to raise such funds when needed might require Lakes to delay, scale back or eliminate some of its expansion and development goals.

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

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

We believe that our casino development projects currently in progress will be constructed and ultimately, will achieve profitable operations; however, no assurance can be made that this will occur. If this does not occur, it is likely that we would incur substantial or complete losses on our notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management, development, consulting and financing contracts. In addition, if our casino development projects currently in progress are not completed or, upon completion, fail to successfully compete in the highly competitive market for gaming activities, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.

The following table summarizes the remaining contractual obligations as of June 29, 2008 (in millions):

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	8.4	2.3	3.3	2.8	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes operating lease(6)	3.9	0.4	0.8	0.8	1.9
WPTE operating leases(7)	2.7	0.9	1.8	—	—
WPTE purchase obligations(8)	3.9	2.7	1.2	—	—

	$18.9	$6.3	$7.1	$3.6	$1.9

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see also (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at June 29, 2008.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provided for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The transition loan remains outstanding as of June 29, 2008. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

(4)	Upon opening of the Four Winds Casino Resort, we became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with our obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. We are also obligated to pay approximately $3 million over 24 months to a separate, unrelated third party on behalf of the Pokagon Band in accordance with the management contract, which also became payable upon the opening of the casino. (See Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate up to approximately $33,000 over the remaining lease term. The lease obligations presented also include rent payments for WPTE’s office facility in London. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations include the operational expenses associated with the development of WorldPokerTour.com. These obligations relate to the gaming and non-gaming aspects of the website. Also included are operational expenses related to WPT China. Additionally, included in purchase obligations are open purchase orders of approximately $0.4 million as of June 29, 2008; a three year base retainer with Antonio Esfandiari, who serves as WPTE’s spokesperson for both online gaming and ClubWPT.com; and minimum guaranteed revenue to CryptoLogic associated with the Initial Casino of $0.5 million per year or $0.1 million per quarter. Upon launch of the Full Casino, projected to be delivered by October 2008, CryptoLogic will be entitled to a minimum revenue guarantee of $0.8 million per year or $0.2 million per quarter.

Lakes has incurred cumulative development and land costs of approximately $6.4 million and $3.0 million, respectively, relating to the development of a Company-owned non-Indian casino project in Vicksburg, Mississippi. These costs are included in property and equipment as construction in progress and land, respectively. We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. Lakes is continuing to evaluate whether to proceed with this project, but in any event does not expect further development efforts before 2009.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, deferred television costs, investments, litigation costs, income taxes, and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Product licensing revenues are recognized when the underlying royalties from the sales of the related products are earned. WPTE recognizes minimum revenue guarantees, if any, ratably over the term of the license or as earned royalties based on actual sales of the related products, if greater. WPTE presents product licensing fees gross of licensing commissions, which are recorded as selling and administrative expenses since WPTE is the primary obligor in the transaction with the ultimate customer pursuant to EITF 99-19.

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

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned as well as casino host fees and sponsorship receipts collected prior to the airing of episodes, are classified as deferred revenue in the accompanying consolidated balance sheets.

Deferred television costs.  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as, office facilities and insurance. Shared facility costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. WPTE does not currently have any revenues in excess of those subject to existing contractual relationships. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode. WPTE management estimates that 100% of the $0.7 million in capitalized deferred television costs at June 29, 2008, are expected to be expensed in connection with episode deliveries by the end of 2008, and are therefore presented as current assets.

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

We account for uncertainty in income taxes recognized in financial statements under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Lakes records changes in accrued interest related to uncertain tax positions as a component of income tax expense.

Investments in marketable securities.  We account for our long-term investments in marketable securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investment portfolio includes primarily investments in ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. As a result of the liquidity issues surrounding our ARS, they have been classified as long-term investments in marketable securities as of June 29, 2008.

Due to the lack of observable market quotes on our ARS portfolio, we utilize valuation models that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of our ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

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

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in EITF No. 96-12, Recognition of Interest Income and balance Sheet Classification of Structured Notes (“EITF No. 96-12”). Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our unaudited condensed consolidated statements of earnings (loss) and comprehensive earnings (loss).

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

As of June 29, 2008 and December 30, 2007, the condensed consolidated balance sheets include long-term assets related to Indian casino projects of $156.2 million and $157.5 million, respectively. The amounts are as follows by project (in thousands):

	June 29, 2008
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable, at estimated fair value	$—	$54,550	$21,216	$3,845	$79,611
Intangible assets related to Indian casino projects	27,417	22,107	13,044	1,297	63,865
Land held for development	—	—	6,815	848	7,663
Other	60	767	879	3,345	5,051

	$27,477	$77,424	$41,954	$9,335	$156,190

	December 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$53,592	$21,406	$3,797	$78,795
Intangible assets related to Indian casino projects	30,775	21,923	11,972	1,240	65,910
Land held for development	—	—	6,783	848	7,631
Other	60	767	1,061	3,288	5,176

	$30,835	$76,282	$41,222	$9,173	$157,512

The key assumptions, estimates and criteria used in the determination of the estimated fair value of the notes receivable are primarily unobservable level three inputs, which are casino opening dates, pre- and post-opening date interest rates, discount rates and probabilities of projects opening. The estimated casino opening dates used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflect the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of various scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario captures the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of June 29, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$71,089	$67,585
	($48,462 principal and $22,627 interest)	($47,632 principal and $19,953 interest)
Estimated months until casino opens	6 months	12 months
Projected interest rate until casino opens	7.12%	9.12%
Projected interest rate during the loan repayment term	8.58%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening	95%	95%

(*)	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

See also the discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of June 29, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$46,173	$42,426
	($32,144 principal and $14,029 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	29 months	29 months
Projected interest rate until casino opens	7.51%	9.12%
Projected interest rate during the loan repayment term	9.40%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%

See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

The following sensitivity analysis of the notes receivable from the Jamul Tribe and Shingle Springs Tribe is based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

June 29, 2008

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$54,550	$51,645	$50,882	$48,171	$57,455	$58,479	$61,590
Jamul	21,216	19,958	19,038	17,909	22,474	23,641	25,041

	$75,766	$71,603	$69,920	$66,080	$79,929	$82,120	$86,631

December 30, 2007

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$53,592	$50,732	$50,998	$48,275	$56,452	$56,316	$59,319
Jamul	$21,406	$20,151	$19,540	$18,395	$22,661	$23,450	$24,826

	$74,998	$70,883	$70,538	$66,670	$79,113	$79,766	$84,145

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

The following represents the nature of the advances to the Indian tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of June 29, 2008 and December 30, 2007. The notes receivable are carried at their estimated fair values on the accompanying balance sheets. These estimated fair values were $79.6 million and $78.8 million on June 29, 2008 and December 30, 2007, respectively.

	As of June 29, 2008
	Shingle
Advances Principal Balance	Springs	Jamul	Other(c)	Total
	(Unaudited)
	(In thousands)

Note receivable, pre-construction(a)	$48,462	$31,194	$3,696	$83,352
Note receivable, land(b)	—	950	986	1,936

	$48,462	$32,144	$4,682	$85,288

	As of December 30, 2007
	Shingle
Advances Principal Balance	Springs	Jamul	Other(c)	Total
	(In thousands)

Note receivable, pre-construction(a)	$47,632	$29,164	$3,490	$80,286
Note receivable, land(b)	—	950	986	1,936

	$47,632	$30,114	$4,476	$82,222

(a)	We fund certain costs to develop the casino projects. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribes for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino projects.

(c)	Amounts listed in the other column represents amounts advanced under the agreements with the Iowa Tribe.

The pre-construction advances consist of the following principal amounts advanced to the Shingle Springs Tribe and Jamul Tribe at June 29, 2008 and December 30, 2007 (in thousands):

	June 29,	December 30,
Shingle Springs Tribe	2008	2007
	(Unaudited)

Monthly stipend	$10,690	$9,640
Construction	1,922	2,141
Legal	14,193	14,193
Environmental	1,739	1,739
Design	11,224	11,225
Gaming license	3,726	3,726
Lobbyist	4,968	4,968

	$48,462	$47,632

	June 29,	December 30,
Jamul Tribe	2008	2007
	(Unaudited)

Monthly stipend	$5,378	$5,069
Construction	1,819	1,210
Legal	4,441	4,342
Environmental	2,292	2,288
Design	13,719	12,782
Gaming license	848	779
Lobbyist	2,697	2,694

	$31,194	$29,164

Evaluation of impairment related to our long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at fair value:

Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment, based on the estimated undiscounted cash flows from the applicable management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment loss would be recorded, based on the difference between the estimated fair value and carrying value of the assets.

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, as well as the Four Winds Casino Resort since August of 2007. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

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

	June 29,	December 30,
	2008	2007
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Shingle Springs Tribe

	June 29,	December 30,
	2008	2007
	(Unaudited)

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,751
No. of Table games	75	75
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 17.6%
	Year 3 — 10.5%	Year 3 — 10.5%
	Year 4 — 7.9%	Year 4 — 7.9%
	Year 5 — 8.8%	Year 5 — 8.8%
	Year 6 — (4.0)%	Year 6 — (4.0)%
	(management fees were	(management fees were
	reduced in year six)	reduced in year six)
	Year 7 — 5.0%	Year 7 — 5.0%

In the Sacramento market, there is one other Indian casino that is managed by a separate casino management company. Management considered the available information related to this other Indian casino when projecting management fees from the Red Hawk Casino. Based on the apparent successful nature of their operations coupled with our knowledge of their operations, we feel that our forecast of operations is within the revenue metrics of the market.

As of June 29, 2008 and December 30, 2007 no impairment was recognized on the Shingle Springs or Jamul projects.

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

Shingle Springs Tribe

Business arrangement.  Plans for the Red Hawk Casino project include an approximately 278,000 square-foot facility (including approximately 88,000 square feet of gaming space) which is being built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The Red Hawk Casino is currently planned to feature approximately 2,000 gaming devices and approximately 75 table games, a high stakes gaming room, as well as restaurants, enclosed parking and other facilities.

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

The development agreement, as amended, provided for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The principal balance of the transition loan as of June 29, 2008 was approximately $48.5 million. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

The amended development agreement also provides for us to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the casino and related amenities for a period of seven years from the date the casino opens. As compensation for our management services, we will receive a management fee between 21% and 30% of net income (as that term is defined by the management contract) of the operations annually for the first five years with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of the affiliate of the Shingle Springs Tribe and a minimum priority payment to the Shingle Springs Tribe. The Shingle Springs Tribe has the right to terminate the agreement after five years from the opening of the casino if any of certain required elements of the project have not been developed. The management contract also includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy out occurs.

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Red Hawk Casino project as of June 29, 2008, December 30, 2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	June 29, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	Yes	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — See below.

Financing for construction	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project in Shingle Springs, California. The Shingle Springs Tribe currently intends to close on commitments to fund up to $85 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Red Hawk Casino.	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project in Shingle Springs, California. The Shingle Springs Tribe intends to seek commitments to fund approximately $65 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Red Hawk Casino.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Red Hawk Casino is currently planned to open with 349 Class III slot machines and approximately 1,651 Class II electronic gaming devices. Under the form of tribal-state compact first signed by the State of California with the Shingle Springs Tribe in 1999, the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines without licenses from the state. This form of compact allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a state-wide limitation on the aggregate number of Class III slot machine licenses that are available. Tribes who have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact in general are allowed to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including, in recent cases, fees based on a percentage of slot “net win.” Under its existing compact the Shingle Springs Tribe is allowed to operate up to 350 Class III slot machines and an unlimited number of Class II electronic gaming devices. Management believes that this number of gaming devices is adequate to equip the planned development, and therefore, the availability of additional slot licenses is not an issue that could prevent the project from progressing. On June 30, 2008, the Shingle Springs Tribe and California Governor Arnold Schwarzenegger signed an amended compact for the Red Hawk Casino. The new compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. In addition, the Shingle Springs Tribe will share revenues with the State based on a sliding scale percentage of net win — ranging from 20% to 25% — from the operation of the slot machines. The Shingle Springs Tribe will also contribute $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to a total of $5.2 million annually for 20 years from the payments to be made to California from the operation of slot machines. The amended compact now must be ratified by the State legislature and will then be submitted to the BIA for review. Approval is expected prior to the opening of the Red Hawk Casino, which is on schedule for late fourth quarter of 2008. Since this amendment has not yet been approved, its financial impact has not yet been reflected herein.

On April 30, 2007, a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Shingle Springs Rancheria on which the Red Hawk Casino project is being built, and construction began on the U.S. Highway 50 interchange on May 7, 2007. On March 25, 2008, the California Third District Court of Appeal in Sacramento rejected the challenge of Voices for Rural Living in two appeals claiming deficiencies in the environmental impact report (“EIR”) prepared for the U.S. Highway 50 interchange. The court upheld the EIR in all respects, rejecting all of the arguments advanced by Voices for Rural Living. On July 16, 2008, the Supreme Court of California denied VRL’s remaining petition, so the matter is now officially closed. On July 2, 2008 VRL filed a Verified Petition for Writ of Mandate and Complaint against the El Dorado Irrigation District (the “EID”) and the Shingle Springs Tribe alleging that the Memorandum of Understanding between the EID and the Shingle Springs Tribe pertaining to the provision of water services to the Shingle Springs Rancheria violated certain environmental and land use laws. The Shingle Spring Tribe’s outside counsel has reviewed the lawsuit and has determined that VRL’s likelihood of success is remote and that the impact on the opening of the Red Hawk Casino is not material. The Shingle Springs Tribe is confident that it can obtain water from alternative sources, so even if VRL is successful, the Shingle Springs Tribe will still be able to provide water for the Red Hawk Casino.

On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. Construction of the Red Hawk Casino also began during June of 2007. As a result of achieving the critical milestones as described above, the estimated probability of opening the casino development project is currently 95%.

Jamul Tribe

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because the State’s comments on the Jamul Tribe’s existing compact or a proposed new compact is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will offer solely class II electronic gaming devices, which does not require a compact. The agreement between Lakes and the Jamul Tribe (as discussed below) will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State or the NIGC.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of June 29, 2008, December 30, 2007 and

December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	June 29, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC. See below for a discussion relating to road access to the proposed Jamul Casino site.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.

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

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for the proposed facility and concluded that it would result in a successful operation assuming that adequate financing can be obtained. The Jamul Casino project has been delayed due to issues with road access to the proposed Jamul Casino site. The Jamul Tribe has continued construction on their reservation of the driveway road leading to the Jamul Casino site. CalTrans recently issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacked legal merit and, as such, the likelihood of completion of this project will not be impacted as a result of CalTans’ position. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the BIA for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road.

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

Each project has its own gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

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

Arrangement with Consultant.  Lakes entered into a separate agreement with Kevin Kean in 2003, which will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe, assuming he has been found suitable by the NIGC.

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of June 29, 2008, December 30, 2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

Critical milestone	June 29, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease the majority of this parcel from the allottees. It is likely that approximately 14 acres of the 74-acre allotment will not be obtained, but the casino can be constructed on the remaining 60 acres held in majority by the Tribe. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

Critical milestone	June 29, 2008	December 30, 2007	December 31, 2006
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a FONSI for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No. 157 is effective now and has been adopted for financial assets and liabilities carried at fair value, it will become effective in fiscal 2009 for non-financial assets and liabilities. SFAS No. 159 is optional, and we have no present intent to adopt it. We do not believe the adoption of the non-financial provisions of SFAS No. 157 or SFAS No. 159 will have a material impact on our future financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the noncontrolling interest therein and the relocation of such noncontrolling interest to the stockholders’ equity section of the balance sheet, and we are currently evaluating other effects, if any, that SFAS No. 160 will have on our financial position, results of operations and operating cash flows.

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

These risks and uncertainties include, but are not limited to, obtaining a sufficient number of signatures to place the Ohio casino resort initiative on the November 4, 2008 Ohio statewide election ballot or if the referendum is placed on that ballot, that the referendum will pass or if the referendum passes, that it will not subsequently be challenged or that other developments will not prevent or delay the project; need for current financing to meet Lakes’ operational and development needs, including financing needs related to the Ohio casino resort initiative; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with

Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and the fact that the WPT Enterprises, Inc. (NASDAQ: WPTE) (“WPTE”) shares held by Lakes are currently not liquid assets, and there is no assurance that Lakes will be able to realize value from these holdings equal to the current or future market value of WPTE common stock. There are also risks and uncertainties relating to WPTE that may have a material effect on Lakes’ consolidated results of operations or the market value of the WPTE shares held by Lakes, including the risk that WPTE may not obtain sufficient sponsorship revenues for Season Seven programming of the WPT series; difficulty of predicting the growth of WPTE’s online gaming business, which is a relatively new industry with an increasing number of market entrants; reliance on the efforts of CryptoLogic to develop and maintain the online gaming website in compliance with WPTE’s business model and applicable gaming laws; the potential that WPTE’s television programming will fail to maintain a sufficient audience; the risk that WPTE may not be able to protect its entertainment concepts, current and future brands and other intellectual property rights; the risk that competitors with greater financial resources or marketplace presence might develop television programming that would directly compete with WPTE’s television programming; risks associated with future expansion into new or complementary businesses; the termination or impairment of WPTE’s relationships with key licensing and strategic partners; and WPTE’s dependence on its senior management team. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 29, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. We also hold long-term investments in marketable securities which consist of ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP, and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q.

Historically, these types of ARS have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates. However, it will not be possible to liquidate the ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. During July 2008, we received account statements for June 2008, from the firms managing our ARS, which estimated the fair value of the ARS. We analyzed these statements and have concluded that a temporary decline in estimated fair value of $2.8 million related to our ARS has occurred primarily as a result of the current lack of liquidity. We consider declines in the estimated fair value of our ARS due to lack of liquidity to be temporary impairments that have been recorded as an unrealized loss in the shareholders’ equity section of our balance sheet as of June 29, 2008. If either Lakes or WPTE were required to liquidate the ARS over the coming months as a source of financing, it is likely that the proceeds would be substantially less than the carrying value of the ARS.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at estimated fair value, and subsequent changes in estimated fair value are recorded as unrealized gains or losses in our consolidated statement of operations and comprehensive loss. As of June 29, 2008, we had $79.6 million of notes receivable, at fair value with a floating interest rate (principal amount of $85.3 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $6.0 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Lakes entered into a client agreement with UBS effective April 11, 2008 for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). During June 2008, the Margin Account Agreement limit was increased to $12.5 million. Lakes has made an initial draw under the Margin Account Agreement in the principal amount of $3.0 million for working capital purposes. Lakes is currently seeking additional sources of financing to fund additional costs it plans to incur between September and December of this year associated with the previously announced Ohio casino resort initiative. These costs, which are currently expected to approximate between $10 million and $20 million, will only be incurred if this initiative is successfully placed on the Ohio ballot and are dependent on various factors including polling numbers, market studies and media efforts. Lakes expects to be able to obtain funding as necessary.

WPTE expects that cash, cash equivalents and short-term investments in marketable securities on hand will be sufficient to fund its working capital and capital expenditure requirements for at least the next year even considering the current liquidity issues with the ARS. If these securities remain illiquid for a period greater than one year, then WPTE may be required to seek additional working capital to fund its operations or fund its expansion plans. During the second quarter of 2008, WPTE opened a $4 million equity line of credit collateralized by WPTE’s ARS. WPTE has not borrowed any of these funds and does not anticipate needing these funds during fiscal 2008.

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

We plan to loan the joint venture with Myohinow.com, LLC approximately $8 million through August and substantially greater amounts from September to December (depending on various factors including our ability to obtain financing) for the purpose of funding the efforts to place the referendum to amend the Ohio constitution to permit casino gaming on the November 4, 2008 Ohio statewide election ballot and to ensure that the referendum is passed by the Ohio voters. If the proposed Ohio casino resort project does not proceed because the referendum is not placed on the ballot, or the referendum doesn’t pass if placed on the ballot or if the referendum passes but it is subsequently challenged or other events prevent the Ohio project, it is unlikely we will be repaid the amounts loaned to the joint venture.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of June 29, 2008, we had $39.2 million of principal invested in auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. We do not own any other type of ARS. The estimated fair value of our ARS holdings at June 29, 2008, was $36.4 million, which reflects a $2.8 million adjustment to the principal value of $39.2 million. We recorded an unrealized pre-tax loss of $2.8 million in other comprehensive loss as a reduction in shareholders’ equity, reflecting an impairment to our ARS holdings that we have concluded as a temporary decline in value.

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on June 4, 2008.

(b) At the Annual Meeting:

(1) All nominees for directors as listed in the proxy statement were elected with the following vote:

	Affirmative Votes	Authority Withheld

Lyle Berman	22,583,472	691,851
Timothy J. Cope	21,244,477	2,030,846
Morris Goldfarb	22,610,471	664,852
Neil I. Sell	19,748,812	3,526,511
Ray Moberg	22,612,217	663,106
Larry C. Barenbaum	22,611,673	663,650
Richard White	22,612,565	662,758

(2) The appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants, as the independent registered accounting firm serving as auditors of Lakes was ratified with the following vote:

Affirmative Votes 23,008,230	Negative Votes 239,964	Abstentions 27,129	Broker Non-Vote —

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: August 7, 2008