Form 10-Q
period 2008-09-28
LAKES ENTERTAINMENT INC
filed 2008-11-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2008
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

As of November 3, 2008, there were 26,080,219 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS
	Condensed Consolidated Balance Sheets as of September 28, 2008 (unaudited) and December 30, 2007	3
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 28, 2008 and September 30, 2007	4
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 28, 2008 and September 30, 2007	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	24
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	53
ITEM 4.	CONTROLS AND PROCEDURES	54

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	55
ITEM 1A.	RISK FACTORS	55
ITEM 6.	EXHIBITS	56
EX-31.1
EX-31.2
EX-32.1

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

	September 28,
	2008	December 30,
	(Unaudited)	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents
(balances include $5.2 million and $3.9 million of WPT Enterprises, Inc.)	$12,057	$9,248
Investments in securities
(balances include $3.9 million and $23.0 million of WPT Enterprises, Inc.)	3,883	53,546
Accounts receivable	5,143	3,570
Prepaid advertising	7,578	—
Other current assets	3,114	3,028

Total current assets	31,775	69,392

Property and equipment, net	16,583	16,633

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes	82,190	78,795
Land held for development	7,663	7,631
Intangible assets, net of accumulated amortization of $7.9 million and $2.8 million	62,728	65,910
Other	5,084	5,176

Total long-term assets related to Indian casino projects	157,665	157,512

Other assets:
Investments in securities
(balances include $11.2 million and $4.2 million of WPT Enterprises, Inc.)	35,614	4,200
Investment in unconsolidated investee	1,000	2,923
Deferred tax asset	1,906	4,878
Other long-term assets	558	563

Total other assets	39,078	12,564

Total assets	$245,101	$256,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,249	$1,559
Income taxes payable	15,905	16,272
Accrued payroll and related costs	2,355	2,788
Deferred revenue	1,010	2,870
Short-term debt	11,697	—
Current portion of contract acquisition costs payable, net of $1.1 million discount	2,326	1,903
Other accrued expenses	2,259	2,074

Total current liabilities	36,801	27,466

Long-term Liabilities:
Contract acquisition costs payable, net of current portion and $1.7 million and $2.5 million discount	5,598	7,342

Total liabilities	42,399	34,808

Commitments and contingencies
Minority interest in subsidiary	9,380	13,995
Shareholders’ equity:
Series A convertible, nonvoting preferred stock, $.01 par value, with no dividend rights and no liquidation preference; authorized 7,500 shares; 4,458 issued and outstanding at December 30, 2007	—	45
Common stock, $.01 par value; authorized 200,000 shares; 26,015 and 24,516 issued and outstanding at September 28, 2008, and December 30, 2007, respectively	260	245
Additional paid-in capital	197,773	190,228
Retained earnings	(1,046)	16,766
Accumulated other comprehensive earnings (loss)	(3,665)	14

Total shareholders’ equity	193,322	207,298

Total liabilities and shareholders’ equity	$245,101	$256,101

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three months ended		Nine months ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Revenues:
Management, consulting and development fees	$8,370	$2,580	$18,816	$3,415
License fees	1,854	2,695	8,824	12,535
Host fees, sponsorship, online gaming and other	991	1,732	4,093	4,158

Total revenues	11,215	7,007	31,733	20,108

Costs and expenses:
Selling, general and administrative	13,341	10,058	38,175	29,747
Production costs	997	1,355	6,452	6,594
Amortization of intangible assets related to Indian casino projects	1,681	1,121	5,042	1,126
Impairment losses	1,923	—	1,923	2,601
Depreciation and amortization	219	192	617	573

Total costs and expenses	18,161	12,726	52,209	40,641

Net realized and unrealized gains (losses) on notes receivable	1,842	(600)	984	8,503

Loss from operations	(5,104)	(6,319)	(19,492)	(12,030)

Other income (expense):
Interest income	333	981	1,657	7,613
Interest expense	(350)	(330)	(1,064)	(646)
Loss on extinguishment of debt	—	—	—	(3,830)
Other	65	50	247	(17)

Total other income, net	48	701	840	3,120

Loss before income taxes and minority interest in net loss of subsidiary	(5,056)	(5,618)	(18,652)	(8,910)
Income taxes	2,393	453	3,512	1,142

Loss before minority interest in net loss of subsidiary	(7,449)	(6,071)	(22,164)	(10,052)
Minority interest in net loss of subsidiary	1,728	859	4,352	3,035

Net loss	(5,721)	(5,212)	(17,812)	(7,017)

Stock warrant inducement discount	—	—	—	1,444

Net loss applicable to common shareholders	$(5,721)	$(5,212)	$(17,812)	$(8,461)

Other comprehensive earnings (loss):
Unrealized loss on securities, net of tax	(903)	30	(3,679)	30
Change in estimated fair value of derivative	—	—	—	409

Comprehensive loss	$(6,624)	$(5,182)	$(21,491)	$(8,022)

Loss applicable to common shareholders per share — basic	$(0.23)	$(0.21)	$(0.72)	$(0.36)

Weighted-average common shares outstanding — basic	25,184	24,393	24,906	23,758

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

	Nine months ended
	September 28,	September 30,
	2008	2007
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net loss	$(17,812)	$(7,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	808	818
Amortization of debt issuance costs	—	95
Amortization of debt discount	—	33
Decrease in value of warrant liability	—	(2,272)
Amortization of intangible assets related to Indian casino projects	5,042	1,126
Share-based compensation	985	3,607
Loss on extinguishment of debt	—	2,783
Net impairment losses	1,923	2,601
Net realized and unrealized losses on notes receivable	(984)	(9,565)
Minority interest in net loss of subsidiary	(4,352)	(3,035)
Deferred income taxes	2,972	(85)
Changes in operating assets and liabilities:
Accounts receivable	(1,573)	(1,501)
Prepaid advertising	(7,578)	—
Other current assets	(103)	(666)
Income taxes payable	(367)	601
Accounts payable	(206)	30
Deferred revenue	(1,860)	(281)
Accrued expenses	(246)	(68)
Contract acquisition costs payable	(1,320)	(227)

Net cash used in operating activities	(24,671)	(13,023)

INVESTING ACTIVITIES:
Purchase of securities	(13,887)	(90,861)
Sale / redemption of securities	28,457	90,179
Proceeds from sale of land held for development	—	8,758
Collections on notes receivable	1,762	3,759
Increases in long-term assets related to Indian casino projects	(4,948)	(15,120)
Advances on notes receivable	(1,117)	(3,029)
Purchase of property and equipment	(767)	(2,158)
Increase in other long-term assets	35	—

Net cash provided by (used in) investing activities	9,535	(8,472)

FINANCING ACTIVITIES:
Decrease in restricted cash	(18)	12,844
Proceeds from debt	12,000	—
Repayment of long-term debt	(309)	(105,000)
Cash proceeds from issuance of common and preferred stock	6,272	9,699
Cash proceeds from sale of notes receivable	—	102,114

Net cash provided by financing activities	17,945	19,657

Net increase (decrease) in cash and cash equivalents	2,809	(1,838)
Cash and cash equivalents — beginning of period	9,248	9,759

Cash and cash equivalents — end of period	$12,057	$7,921

See notes to unaudited condensed consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of presentation

The unaudited condensed consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. As of September 28, 2008, Lakes owned approximately 61% of WPT Enterprises, Inc. (“WPTE”) (Note 14). Accordingly, Lakes’ unaudited condensed consolidated financial statements include the unaudited results of operations of WPTE, and a portion of Lakes’ revenues for the periods reported have been derived from WPTE’s business. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 30, 2007, previously filed with the SEC on March 12, 2008, from which the balance sheet information as of that date is derived.

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

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the methods of estimating fair value as described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value its financial assets. The adoption of SFAS No. 157 did not impact net income. FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), was issued in October 2008, and was retroactively effective for the quarter ended September 28, 2008. The implementation of FSP FAS 157-3 did not have a material impact on the Company’s valuation techniques, financial position, results of operations or cash flows.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

As of September 28, 2008, the Company’s financial assets carried at fair value are summarized below:

	Level 1	Level 3	Total
	(In thousands)

Municipal Bonds(*)	$801	$—	$801
Auction rate securities (“ARS”)(*)	—	34,525	34,525
Corporate preferred securities(*)	3,691	—	3,691
Certificates of deposit(*)	480	—	480
Notes receivable from Indian Tribes (**)	—	82,190	82,190

Total assets at estimated fair value (***)	$4,972	$116,715	$121,687

(*)	See Note 3.

(**)	See Note 4.

(***)	The Company chose not to elect the fair value option as offered by Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115, for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

For financial assets that utilize Level 1 inputs, the Company utilizes direct observable price quotes in active markets (corporate paper, municipal bond and certificate of deposit markets) for identical assets.

Due to the lack of observable market quotes on the Company’s auction rate securities (“ARS”) portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS (See also Note 14 for a discussion of Lakes’ agreement with UBS Financial Services, Inc (“UBS”)).

In addition, due to the lack of observable market quotes on the Company’s notes receivable from Indian tribes, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates, and discount rates. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is also considered. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes the activity for the Company’s financial instruments reported at estimated fair value utilizing Level 3 inputs (in thousands):

		Notes
		Receivable
		from
	ARS	Indian Tribes	Total

Beginning balance — December 30, 2007	$38,400	$78,795	$117,195
Total realized and unrealized gains (losses):
Included in other comprehensive loss(*)	(3,650)	—	(3,650)
Included in net unrealized gains on notes receivable	—	984	984
Advances, net of allocation to intangible, other	—	2,411	2,411
Settlements, net of purchases and issuances	(225)	—	(225)

Ending balance — September 28, 2008 (unaudited)	$34,525	$82,190	$116,715

(*)	The Company considers the decline in the estimated fair value of its ARS to be temporary. Accordingly, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of the balance sheet as of September 28, 2008.

3.	Investments in securities

The Company’s investment portfolio includes investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. As a result of the liquidity issues surrounding the Company’s ARS, the Company’s ARS have been classified as long-term investments in securities as of September 28, 2008. See also Note 14 for a discussion of Lakes’ agreement with UBS.

As of September 28, 2008 and December 30, 2007, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		Unrealized	Fair
September 28, 2008	Cost	Gains (Losses)	Value
		(Unaudited)

Maturity dates less than one year
Corporate preferred securities	$3,707	$(16)	3,691
Certificates of deposit	192	—	192

	$3,899	$(16)	$3,883

Final maturity dates greater than one year
Municipal bonds	$800	$1	$801
ARS	38,175	(3,650)	34,525
Certificates of deposit	288	—	288

	$39,263	$(3,649)	$35,614

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

		Gross	Estimated
		Unrealized	Fair
December 30, 2007	Cost	Gains (Losses)	Value

Maturity dates less than one year
U.S. treasury and agency securities	$1,000	$—	$1,000
ARS	38,400	—	38,400
Short-term municipal bonds	1,000	1	1,001
Corporate preferred securities	12,464	9	12,473
Certificates of deposit	672	—	672

	$53,536	$10	$53,546

Maturity dates greater than one year
Municipal bonds	$1,827	$(3)	$1,824
Corporate preferred securities	1,985	7	1,992
Certificates of deposit	384	—	384

	$4,196	$4	$4,200

The amount of unrealized gains (losses) previously reported as other comprehensive income that were realized and included in the unaudited condensed consolidated statements of operations and comprehensive loss were not material during the three and nine months ended September 28, 2008 and September 30, 2007, respectively.

4.	Long-term assets related to Indian casino projects — notes receivable

The majority of the assets related to Indian casino projects are in the form of notes receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the successful development and operating performance of each gaming facility. Repayment of the loans is required only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe; repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting and management fees to Lakes, with the remaining funds distributed to the Indian tribe.

Information with respect to the estimated fair value of notes receivable activity primarily related to three separate projects for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”), Shingle Springs Band of

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Miwok Indians (the “Shingle Springs Tribe”) and the Jamul Indian Village (the “Jamul Tribe”) is summarized in the following table (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation of advances to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value(*)	1,570	8,895	(2,742)	(494)	7,229

Balance, December 30, 2007	—	53,592	21,406	3,797	78,795
Advances, net	—	656	1,085	161	1,902
Allocation of advances to intangible assets	—	(146)	(565)	(47)	(758)
Consulting contracts	—	—	—	(57)	(57)
Changes in estimated fair value(*)	—	(962)	(975)	(46)	(1,983)

Balance, March 30, 2008	—	53,140	20,951	3,808	77,899
Advances, net	—	175	944	45	1,164
Allocation of advances to intangible assets	—	(38)	(507)	(13)	(558)
Consulting contracts	—	—	—	(19)	(19)
Changes in estimated fair value(*)	—	1,273	(172)	24	1,125

Balance, June 29, 2008	—	54,550	21,216	3,845	79,611
Advances, net	—	525	721	34	1,280
Allocation of advances to intangible assets	—	(93)	(441)	(9)	(543)
Changes in estimated fair value(*)	—	4,368	(2,636)	110	1,842

Balance, September 28, 2008	$—	$59,350	$18,860	$3,980	$82,190

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects are recorded as unrealized gains (losses) within the unaudited condensed consolidated statements of operations and comprehensive loss.

Pokagon Band.  Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

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

	As of September 28, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$72,865	$67,585
	($48,987 principal and $23,878 interest)	($47,632 principal and $19,953 interest)
Estimated months until casino opens	3 months	12 months
Projected interest rate until casino opens	7.00%	9.12%
Projected interest rate during the loan repayment term	8.77%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening	99%	95%

(*)	Note is payable in even monthly installments over the seven-year term of the management agreement subsequent to the casino opening.

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

On September 30, 2008 the California State legislature ratified the amended compact between the Shingle Springs Tribe and the State of California. The amended compact has been submitted to the Bureau of Indian Affairs (the “BIA”) for its review. Approval is anticipated prior to the opening of the Red Hawk Casino, which is on schedule for late fourth quarter of 2008. Since this amendment has not yet been approved by the BIA, any financial impact it may have has not yet been reflected in the Company’s unaudited condensed consolidated financial statements.

The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with California based on a sliding scale percentage of net win — ranging from 20% to 25% — from the operation of the slot machines. The Shingle Springs Tribe will also contribute $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to a total of $5.2 million annually for 20 years from the payments to be made to California from the operation of slot machines.

On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement will be primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Jamul Tribe.

Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Tribe located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of September 28, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$47,719	$42,426
	($32,865 principal and $14,854 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	36 months	29 months
Projected interest rate until casino opens	7.43%	9.12%
Projected interest rate during the loan repayment term	9.76%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	75%	85%

The Jamul Casino project has been delayed due to issues with access from Interstate 94 to the proposed casino site. The Jamul Tribe has a driveway road leading to the Jamul Casino site. CalTrans issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation from Interstate 94. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacks legal merit.

In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the BIA for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road (“IRR”). In September 2008, the BIA notified the Jamul Tribe that the application had been approved and the access drive was so designated. The IRR will allow the Jamul Tribe to construct a second potential access point without the need for a permit from San Diego County. The Jamul Tribe has notified Caltrans of this additional access option but Caltrans has by its lack of response indicated that it views this access point no differently than the driveway road connection to Interstate 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to provide injunctive relief to order Caltrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. If the ensuing litigation is not resolved quickly, or if it is adversely decided, the further delays may cause us to reevaluate the project plans which could negatively impact the value of the Company’s assets associated with this project.

Lakes and the leaders of the Jamul Tribe continue to believe that the access issues will be resolved, adequate financing will be obtained and the project will be successfully completed.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

5.	Other long-term assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded. Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization(*)	(2,798)	—	—	(7)	(2,805)
Impairment loss	—	—	—	(31)	(31)

Balance, December 30, 2007	30,775	21,923	11,972	1,240	65,910
Allocation of advances	—	146	565	47	758
Amortization(*)	(1,679)	—	—	(2)	(1,681)

Balance, March 30, 2008 (unaudited)	29,096	22,069	12,537	1,285	64,987
Allocation of advances	—	38	507	13	558
Amortization(*)	(1,679)	—	—	(1)	(1,680)

Balance, June 29, 2008 (unaudited)	27,417	22,107	13,044	1,297	63,865

Allocation of advances	—	93	441	9	543
Amortization(*)	(1,678)	—	—	(2)	(1,680)

Balance, September 28, 2008 (unaudited)	$25,739	$22,200	$13,485	$1,304	$62,728

(*)	Amortization expense primarily relates to the Four Winds Casino Resort, which commenced upon its opening in August of 2007.

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. These assets are evaluated for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects. As of September 28, 2008 and December 30, 2007, land held for development related to Indian casino projects, recorded at its cost of $7.7 million and $7.6 million, respectively, is primarily related to land near the location of the planned Jamul Casino project.

Other.  As of September 28, 2008 and December 30, 2007, other assets related to Indian casino projects were approximately $5.1 million and $5.2 million, respectively, and consist primarily of receivables from related parties of $4.3 million related to the development and opening of certain Lakes’ Indian casino projects. Also, included in this category are costs incurred related to Indian casino projects which have not yet been included as part of the notes receivable because of the timing of payment. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

6.	Contract acquisition costs payable

Upon opening of the Four Winds Casino Resort, the Company became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract, which also became payable upon the opening of the casino. These obligations do not have stated interest rates and have payment terms which extend beyond 12 months. As a result, these obligations have been recorded at their net present value with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is being amortized to interest expense as the payments are made pursuant to the respective agreements. As of September 28, 2008 and December 30, 2007, contract acquisition costs payable were $7.9 million and $9.3 million, respectively.

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

7.	Credit line

Effective April 11, 2008, Lakes entered into a client agreement with UBS for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). During June 2008, the Margin Account Agreement limit was increased to $12.5 million. On October 3, 2008, Lakes entered into a new client agreement (the “Credit Line”) with UBS which supersedes the Margin Account Agreement. The Credit Line enabled Lakes to draw 75% of the market value of Lakes’ ARS and is secured by Lakes’ ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating annual interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points. Amounts previously drawn under the Margin Account Agreement were transferred to the Credit Line and the entire remaining amount available under the Credit Line was drawn by Lakes upon its execution. As of September 28, 2008, approximately $11.7 million was outstanding under the Margin Account Agreement, and approximately $18.2 million was outstanding under the Credit Line through the date of this Quarterly Report on Form 10-Q.

Effective May 16, 2008, WPTE entered into a client agreement with one of the brokers that holds WPTE’s ARS for the purpose of borrowing and/or obtaining credit in a principal amount of approximately $4 million (the “WPTE Credit Line”). The WPTE Credit Line allows WPTE to draw up to 50% of the market value of WPTE’s ARS held by that broker, which is secured by the related ARS. Amounts borrowed under the WPTE Credit Line are due and payable on demand and bear interest at a floating annual interest rate of up to 3% over the prime rate, depending upon the amount drawn. WPTE has not drawn on the WPTE Credit Line.

8.	Share-based compensation

Consolidated share-based compensation expense related to stock options for the three months and six months ended September 28, 2008 and September 30, 2007, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 30,	September 28,	September 30,
	2008	2007	2008	2007
	(In thousands)

Total cost of share-based payment plans	$125	$1,172	$985	$3,607

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

For the three months and nine months ended September 28, 2008 and September 30, 2007, no income tax benefit (Note 10) was recognized in Lakes’ unaudited condensed consolidated statements of operations and comprehensive loss for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility, the relatively short and volatile operating history of WPTE, and Lakes’ current stages of operational activities.

Lakes and WPTE both use a Black-Scholes option-pricing model to value stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the companies’ stock prices, the weighted-average risk-free interest rate, and the weighted-average expected life of the options.

The following values represent the average per-grant assumptions for the indicated variables used to value options granted during the three months and nine months ended September 28, 2008 and September 30, 2007, respectively. There have been no significant changes to the assumptions thus far in 2008 and none are expected during the remainder of 2008.

Lakes’ stock option plans:

	Three Months Ended			Nine Months Ended
	September 28,	September 30,		September 28,	September 30,
Key valuation assumptions:	2008	2007		2008	2007

Expected dividend yield	—	—	*	—	—
Risk-free interest rate	4.01%	—	*	3.78%	4.89%
Expected term (in years)	8.18 years	—	*	8.18 years	8.20 years
Expected volatility	57.92%	—	*	52.48%	54.95%
Forfeiture rate	—	—	*	—	—

*	There were no options granted during the three months ended September 30, 2007.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to September 28, 2008. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes Lakes’ stock option activity during the three months and nine months ended September 28, 2008 and September 30, 2007 (unaudited):

	Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.10

Balance at March 30, 2008	4,141,650	3,798,200	388,750	6.25
Authorized	—	—	—	—
Granted	75,000	—	(75,000)	4.74
Forfeited/cancelled/expired	—	—	—	—
Exercised	(40,000)	—	—	5.41

Balance at June 29, 2008	4,176,650	3,767,075	313,750	6.24
Authorized	—	—	—	—
Granted	3,000	—	(3,000)	4.99
Forfeited/cancelled/expired	(31,000)	—	31,000	7.30
Exercised	(1,062,500)	—	—	4.18

Balance at September 28, 2008	3,086,150	2,701,775	341,750	$6.94

2007
Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	—	—	—	—
Exercised	(112,500)	—	—	5.82

Balance at April 1, 2007	4,603,900	4,025,750	35,500	6.15
Authorized	—	—	500,000	—
Granted	2,500	—	(2,500)	11.84
Forfeited/cancelled/expired	(44,500)	—	44,500	9.79
Exercised	(74,500)	—	—	5.83

Balance at July 1, 2007	4,487,400	3,954,500	577,500	6.13
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(1,500)	—	1,500	8.13
Exercised	(75,000)	—	—	5.63

Balance at September 30, 2007	4,410,900	3,881,200	579,000	$6.13

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of September 28, 2008 (unaudited):

	Options outstanding at September 28, 2008
		Weighted-			Options exercisable at September 28, 2008
		average		Aggregate			Aggregate
	Number	remaining	Weighted-average	intrinsic	Number	Weighted-	intrinsic
Range of exercise prices	outstanding	contractual life	exercise price	value	exercisable	average price	value

$ (3.25 — 3.63)	276,200	2.7 years	$3.46	$813,542	276,200	$3.46	$813,542
(3.64 — 5.45)	990,200	2.5 years	4.33	2,063,438	810,200	4.25	1,752,358
(5.46 — 7.26)	154,000	7.7 years	6.92	2,750	60,000	7.18	—
(7.27 — 9.08)	1,377,500	5.1 years	8.12	—	1,352,500	8.13	—
(9.09 — 10.90)	52,500	7.7 years	10.26	—	20,350	10.23	—
(10.91 — 12.71)	70,750	2.4 years	11.52	—	63,775	11.44	—
(12.72 — 14.53)	95,000	6.4 years	14.00	—	68,250	14.01	—
(14.54 — 16.34)	5,000	6.3 years	16.11	—	3,000	16.11	—
(16.35 — 18.16)	65,000	5.5 years	17.91	—	47,500	17.95	—

	3,086,150	4.2 years	$6.94	$2,879,730	2,701,775	$6.89	$2,565,900

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $6.41 on September 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during the three months and nine months ended September 28, 2008 were $3.4 million. The total intrinsic value of options exercised during the three months and nine months ended September 30, 2007 were $0.4 million and $1.3 million, respectively. As of September 28, 2008, Lakes’ unrecognized share-based compensation is approximately $1.2 million, which is expected to be recognized over a weighted-average period of 2.8 years. The weighted-average grant-date fair value of stock options granted during the three months and nine months ended September 28, 2008 were $3.27 and $3.23 per share, respectively. The weighted-average grant-date fair value of stock options granted during the three months and nine months ended September 30, 2007 were $7.73 per share.

WPTE stock option plan:

	Three months ended			Nine months ended
	September 28,		September 30,	September 28,	September 30,
Key valuation assumptions:	2008		2007	2008	2007

Expected dividend yield	—	*	—	—	—
Risk-free interest rate	—	*	4.07%	3.38%	4.46%
Expected term (in years)	—	*	6 years	6 years	6 years
Expected volatility	—	*	69.89%	69.95%	71.98%
Forfeiture rate	—	*	16.71%	20.58%	16.71%

*	There were no options granted during the three months ended September 28, 2008.

•	Expected dividend yield — As WPTE does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — Due to WPTE’s limited operating history including stock option exercises and forfeitures, WPTE calculated expected term for each grant using the “Simplified Method” in accordance with Staff Accounting Bulletins 107 and 110.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

•	Expected volatility — As WPTE has a relatively short operating history and no definitive peer or peer groups, expected volatility was based on historical volatility of WPTE’s stock price since it began trading in August 2004.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of SFAS 123R will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. WPTE used historical data to estimate employee departure behavior in estimating future forfeitures.

The following table summarizes WPTE stock option activity during the three months and nine months ended September 28, 2008 and September 30, 2007 (unaudited):

		Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2008
Balance at December 30, 2007	2,920,857	1,322,206	267,150	$5.66
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(83,600)	—	83,600	4.33
Exercised	—	—	—	—

Balance at March 30, 2008	2,837,257	1,412,373	350,750	5.70
Authorized	—	—	—	—
Granted	52,000	—	(52,000)	1.26
Forfeited/cancelled/expired	(33,950)	—	33,950	4.66
Exercised	—	—	—	—

Balance at June 29, 2008	2,855,307	1,466,040	332,700	5.63
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(425,536)	—	425,536	4.37
Exercised	—	—	—	—

Balance at September 28, 2008	2,429,771	1,491,706	758,236	$5.85

2007
Balance at December 31, 2006	2,318,166	1,050,200	983,501	$6.76
Authorized	—	—	—	—
Granted	287,000	—	(287,000)	4.80
Forfeited/cancelled/expired	(90,466)	—	90,466	8.49
Exercised	—	—	—	—

Balance at April 1, 2007	2,514,700	1,010,533	786,967	6.47
Authorized	—	—	—	—
Granted	182,000	—	(182,000)	4.53
Forfeited/cancelled/expired	(85,667)	—	85,667	5.25
Exercised	(113,660)	—	—	0.0049

Balance at July 1, 2007	2,497,373	912,139	690,634	6.67
Authorized	—	—	—	—
Granted	220,000	—	(220,000)	3.50
Forfeited/cancelled/expired	(202,599)	—	202,599	7.26
Exercised	—	—	—	—

Balance at September 30, 2007	2,514,774	1,307,106	673,233	$6.34

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of WPTE outstanding and exercisable options as of September 28, 2008 (unaudited):

	Options outstanding				Options exercisable
		Weighted-avg.	Weighted-	Aggregate			Aggregate
Range of	Number	remaining	avg. exercise	intrinsic	Number	Weighted-	intrinsic
exercise prices	outstanding	contractual life	price	value	exercisable	avg. price	value

$ 0.0049	111,340	3.41	$0.0049	$97,434	111,340	$0.0049	$97,434
$ 1.26 — 4.80	906,165	8.80	3.21	—	171,400	4.48	—
$ 5.18 — 9.92	1,289,266	6.21	7.58	—	1,117,966	7.83	—
$11.95 — 14.51	117,000	6.86	12.23	—	85,000	12.35	—
$15.05 — 19.50	6,000	6.81	15.79	—	6,000	15.79	—

	2,429,771	7.08	$5.85	$97,434	1,491,706	$7.15	$97,434

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on WPTE’s closing stock price of $0.88 on September 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. No options were exercised during the three and nine months ended September 28, 2008. The total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $0.5 million. As of September 28, 2008, WPTE’s unrecognized share-based compensation was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 2.3 years. There were no stock options granted during the three months ended September 28, 2008. The weighted-average grant-date fair value of stock options granted during the nine months ended September 28, 2008 was $0.82 per share. The weighted-average grant-date fair value of stock options granted during the three months and nine months ended September 30, 2007 were $2.29 and $2.87 per share, respectively.

Both Lakes and WPTE issue new shares of common stock upon the exercise of options.

9.	Loss per share

For all periods, basic loss applicable to common shareholders per share is calculated by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding. Potentially dilutive stock options of 3,086,150 and 4,410,900 were not included in the computation of diluted loss applicable to common shareholders per share for the three months and nine months ended September 28, 2008, and September 30, 2007, respectively, because the effects would have been anti-dilutive for those periods due to net losses.

10.	Income taxes

Management has evaluated all evidence and determined that historical net losses (excluding net realized and unrealized gains on notes receivable) generated over the past five years, outweigh the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, at September 28, 2008, and December 30, 2007, the Company continues to maintain a 100% valuation allowance against deferred tax assets arising from net operating loss carryforwards and other ordinary items, since management has concluded that is it more likely than not that the tax benefits will not be realized in the foreseeable future.

The Company also has deferred tax assets related to capital losses of approximately $7.3 million as of September 28, 2008. The realization of these benefits is dependent on the generation of capital gains during the applicable carryforward periods. On October 1, 2008, Lakes’ Board of Directors declared a dividend of all of the Company’s shares in WPTE (Note 14). Lakes currently owns approximately 12.5 million shares of the outstanding common stock of WPTE. As a result, the Company expects to have a taxable capital gain and be able to utilize a portion of its capital loss carryforwards during 2008. The record date for the dividend was October 24, 2008 (the “Record Date”). The date of distribution will be November 21, 2008 (the “Distribution Date”). Accordingly, the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

Company has adjusted its deferred tax assets to $1.9 million as of September 28, 2008, which is an estimate based on the taxable gain expected to be realized through the dividend of WPTE shares. The estimated taxable gain was calculated using a market capitalization approach to value the Company’s shares of WPTE, using the closing stock price of WPTE as of the Record Date as reported by the NASDAQ Global Market. Any difference between this estimate and the actual capital gain as calculated on the Distribution Date will be recognized in the fourth quarter.

The Company has recorded a valuation allowance against the portion of the capital losses that are not expected to be offset against the capital gain generated from the dividend of WPTE shares during 2008. As of September 28, 2008, the valuation allowance related to the capital loss items was $5.4 million, resulting in a net deferred tax asset related to capital losses of $1.9 million.

See also Note 11 regarding a Louisiana Department of Revenue litigation tax matter.

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

Miscellaneous legal matters.  Lakes and its subsidiaries (including WPTE) are involved in various inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

12.	Impairment losses

WPTE owns approximately 8% of Cecure Gaming and does not have the ability to exercise significant influence over Cecure Gaming. As such, WPTE accounts for this investment under the cost method, periodically evaluating the carrying value for impairment.

In the third quarter of 2008, WPTE performed an impairment analysis of its investment in Cecure Gaming due to difficulties Cecure Gaming is having in obtaining working capital to finance their business development over the next several years. Cecure Gaming also recently had a significant reduction in staffing. This investment was measured by WPTE at implied fair value resulting in an other-than-temporary impairment charge. The implied fair value measurement was calculated by WPTE using financial metrics and ratios of comparable public companies and was measured using Level 3 inputs, as WPTE used unobservable inputs and significant management judgment to value this investment due to the absence of quoted market prices, inherent lack of liquidity, and the long-term nature of this investment. WPTE recorded a $1.9 million impairment charge in the third quarter of 2008 related to this investment.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

13.	Segment information

Lakes’ principal business is the development, financing and management of gaming-related properties. Additionally, the Company is the majority owner of WPTE. All of Lakes’ and primarily all of WPTE’s operations to date are conducted in the United States. Episodes of the World Poker Tour® television series are distributed internationally. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ investments in securities, deferred tax assets, Lakes’ corporate office building and development and land costs related to a Company-owned non-Indian casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	casino	WPTE		Corporate &
	projects	Domestic	International	eliminations	Consolidated

Total assets as of September 28, 2008	$163.5	$27.0	$—	$54.6	$245.1
Total assets as of December 30, 2007	$158.2	$41.7	$—	$56.2	$256.1
For the three months ended September 28, 2008
Revenue	$8.4	$2.0	$0.8	$—	$11.2
Earnings (loss) from operations	7.0	(4.6)	—	(7.5)	(5.1)
Depreciation and amortization	—	0.1	—	0.1	0.2
Impairment losses	—	1.9	—	—	1.9
Amortization of intangible assets related to Indian casino projects	1.7	—	—	—	1.7
For the three months ended September 30, 2007
Revenue	$2.6	$3.1	$1.3	$—	$7.0
Earnings (loss) from operations	0.1	(2.6)	—	(3.8)	(6.3)
Depreciation and amortization	—	0.1	—	0.1	0.2
For the nine months ended September 28, 2008
Revenue	$18.8	$9.1	$3.8	$—	$31.7
Earnings (loss) from operations	12.6	(11.9)	—	(20.2)	(19.5)
Depreciation and amortization	—	0.4	—	0.2	0.6
Impairment losses	—	1.9	—	—	1.9
Amortization of intangible assets related to Indian casino projects	5.0	—	—	—	5.0
For the nine months ended September 30, 2007
Revenue	$3.4	$13.2	$3.4	$0.1	$20.1
Impairment losses	0.3	—	—	—	0.3
Earnings (loss) from operations	10.1	(9.1)	—	(13.0)	(12.0)
Depreciation and amortization	—	0.3	—	0.3	0.6
Loss on abandonment of online gaming assets	—	2.3	—	—	2.3

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

14.	Subsequent events

Dividend of WPTE stock owned by Lakes.  On October 1, 2008, Lakes’ Board of Directors declared a dividend of all of the Company’s shares of WPTE. Lakes owns approximately 12.5 million shares, or approximately 61%, of the outstanding common stock of WPTE. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend and determined the ratio of WPTE shares to be distributed per Lakes share. The date of distribution will be November 21, 2008. Lakes will adjust the exercise prices in the fourth quarter of 2008 for the outstanding stock options in connection with the WPTE distribution to preserve the intrinsic value of the options after the dividend as compared to the value before the dividend. See Note 10 for a discussion of the tax impact this dividend is expected to have on Lakes’ financial position and results of operations. Lakes is continuing to evaluate other potential effects this dividend will have on its financial position and results of operations during the fourth quarter of 2008. After the date of distribution future operations of WPTE will not be included in Lakes consolidated results of operations, and historical amounts up to that date will be included as discontinued operations.

The table below reflects summarized pro-forma financial information as if the dividend of WPTE stock owned by Lakes had occurred as of September 28, 2008 (in millions, except per share data).

	As presented	Pro-forma

As of September 28, 2008
Current assets	$31.8	$19.0
Long-term assets related to Indian casino projects	157.7	157.7
Other long-term assets	55.6	41.3

Total assets	$245.1	$218.0

Current liabilities	$36.8	$33.6
Long-term liabilities	5.6	5.6

Total liabilities	42.4	39.2
Shareholders’ equity	202.7	178.8

Total liabilities and shareholders’ equity	$245.1	$218.0

	Three months ended
	September 28, 2008		September 30, 2007
	As presented	Pro-forma	As presented	Pro-forma

Revenue	$11.2	$8.4	$7.0	$2.6
Loss from continuing operations	(5.1)	(0.5)	(6.3)	(3.7)
Loss from discontinued operations	—	(4.6)	—	(2.6)
Loss per share from continuing operations — basic	(0.23)	(0.12)	(0.21)	(0.16)
Loss per share from discontinued operations — basic	—	(0.11)	—	(0.05)

	Nine months ended
	September 28, 2008		September 30, 2007
	As presented	Pro-forma	As presented	Pro-forma

Revenue	$31.7	$18.8	$20.1	$3.5
Loss from continuing operations	(19.5)	(7.6)	(12.0)	(2.9)
Loss from discontinued operations	—	(11.9)	—	(9.1)
Loss per share from continuing operations — basic	(0.72)	(0.44)	(0.36)	(0.15)
Loss per share from discontinued operations — basic	—	(0.28)	—	(0.21)

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements — (Continued)

WPTE termination of online gaming software licensing agreement.  On October 15, 2008, WPTE notified CryptoLogic Inc. and its wholly-owned subsidiary WagerLogic Limited (collectively “CryptoLogic”) of the termination of its software license and support agreement with CryptoLogic dated August 24, 2007, as amended. WPTE will no longer operate the World Poker Tour branded online gaming website on the CryptoLogic network after November 14, 2008. WPTE will continue to operate two international corporate websites that provide links to the WPT-branded online gaming website.

Non-revolving line of credit loan agreement.  On October 28, 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. The Loan Agreement is collateralized primarily by all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, has personally guaranteed the Loan Agreement on behalf of Lakes. Lakes has drawn $2 million from the Loan Agreement through the date of this Quarterly Report on Form 10-Q.

Penn National Gaming, Inc. (“Penn”)  On October 24, 2008, Blue Water Joint Venture, LLC, (“Blue Water”) an entity owned 80% by Lakes, filed a Complaint against Penn and No on 6 Committee (“No on 6”) with the Court of Common Pleas in the county of Franklin, Ohio, claiming that several of their advertisements pertaining to the casino referendum in Ohio were false, misleading, deceptive, defamatory and violated other state laws. On October 28, 2008, Penn, No on 6 and Indiana Gaming Company, L.P. d/b/a Argosy Casino Lawrenceburg (the “Defendants”) filed a counterclaim against Blue Water and added Lakes, Lakes’ Chief Executive Officer, Lyle Berman, Ricky Lertzman and Brad Pressman claiming that Blue Water’s advertisements pertaining to the casino referendum were false, misleading, deceptive, defamatory and violated other state laws. Management believes the Defendants’ claims are without merit and that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

UBS agreement.  On November 3, 2008, Lakes accepted an offer from UBS giving Lakes nontransferable rights to sell its ARS, held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of Lakes’ ARS (all of which are held by UBS) is approximately $26.8 million.

Ohio referendum.  Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes had funded approximately $18 million as of September 28, 2008 for this casino resort initiative effort, of which $10.4 million was expensed in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 28, 2008. Through the date of this Quarterly Report on Form 10-Q Lakes had funded an additional $10 million for the effort, and anticipates an additional $1 million will be incurred during the remainder of the fourth quarter of 2008. Lakes does not expect to recover these amounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines and approximately 85 table games as well as multiple restaurants and bars, a parking garage, a hotel and other facilities.

•	We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006.

•	We have contracts to develop and subsequently manage for seven years the Red Hawk Casino, which is being built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. The Red Hawk Casino is planned to open in late 2008.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on Interstate 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to issues with access from Interstate 94 to the proposed Jamul Casino site. The Jamul Tribe has a driveway road leading to the Jamul Casino site. CalTrans issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation from Interstate 94. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacks legal merit.

In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the Bureau of Indian Affairs (the “BIA”) for recognition of an access drive across its land to create a second means of access to the site over an Indian reservation road (“IRR”). In September 2008, the BIA notified the Jamul Tribe that the application had been approved and the access drive was so designated. The IRR will allow the Jamul Tribe to construct a second potential access point without the need for a permit from San Diego County. The Jamul Tribe has notified Caltrans of this additional access option but Caltrans has by its lack of response indicated that it views this access point no differently than the driveway road connection to Interstate 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to provide injunctive relief to order Caltrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. If the ensuing litigation is not resolved quickly, or if it is adversely decided, the further delays may cause us to reevaluate the project plans which could negatively impact the value of Lakes’ assets associated with this project. We and the leaders of the Jamul Tribe continue to believe that the access issues will be resolved, adequate financing will be obtained and the project will be successfully completed.

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

Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes had funded approximately $18 million as of September 28, 2008 for this casino resort initiative effort, of which $10.4 million was expensed in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 28, 2008. Through the date of this Quarterly Report on Form 10-Q Lakes had funded an additional $10 million for the effort, and anticipates an additional $1 million will be incurred during the remainder of the fourth quarter of 2008. Lakes does not expect to recover these amounts.

We have also explored, and continue to explore, other development projects with Indian tribes. We are also involved in other business activities, including potential development of a non-Indian casino in Mississippi, and the development of new table games for licensing to both Tribal and non-Tribal casinos. In addition, as of September 28, 2008, we owned approximately 61% of WPTE, a separate publicly-held company principally engaged in the creation of internationally branded entertainment and consumer projects driven by the development, production and marketing of televised programming based on gaming themes, the development and operation of an online gaming website, the licensing and sale of branded products and the sale of corporate sponsorships. Our consolidated financial statements include the results of operations of WPTE. However, on October 1, 2008, Lakes’ Board of Directors declared a dividend of all of Lakes’ shares of WPTE. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend and determined the ratio of WPTE shares to be distributed per Lakes share. The date of distribution will be November 21, 2008. After this date, Lakes will no longer include WPTE’s results of operations in its consolidated financial statements.

WPTE creates internationally branded entertainment and consumer products driven by the development, production and marketing of televised programming based on gaming themes. WPTE created the World Poker Tour® , or WPT, a television show based on a series of high-stakes poker tournaments that currently airs on the Game Show Network (“GSN”) and the Travel Channel (“TRV”) in the United States, and has been licensed for broadcast globally. In January 2008, WPTE launched ClubWPT.com, an innovative subscription-based online poker club targeted to the estimated 60 million poker players in the United States, which is currently offered in 38 states. WPTE currently offers a real-money online gaming website, which prohibits wagers from players in the United States and other restricted jurisdictions. WPTE recently announced this website will be shut down in November 2008. WPTE also licenses its brand to companies in the business of poker equipment and instruction, apparel, publishing, electronic and wireless entertainment, DVD/home entertainment, casino games and giftware and is also engaged in the sale of corporate sponsorships. In addition, WPTE also has operations in mainland China, pursuant to its agreement with the China Leisure Sports Administrative Center (the “CLSAC”), where WPTE is developing and marketing online and mobile games supporting the WPT China National Traktor Poker Tourtm (the “Traktor Poker Tour”).

WPTE has four business segments:

WPT Studios, is WPTE’s multi-media entertainment division, generates revenue from the domestic and international licensing of television broadcasts, international television sponsorship revenue and casino host fees. Since WPTE’s inception, the WPT Studios division has been responsible for 73% of total revenue. WPTE licensed Season One through Season Five of the WPT series to TRV for telecast in the United States under an exclusive license agreement (the “TRV Agreement”). Prior to 2007, WPTE also licensed Season One of the Professional Poker Tour(tm) (“PPT”) television series to TRV. On April 2, 2007, WPTE entered into an agreement (the “GSN Agreement”) with GSN, pursuant to which GSN agreed to license Season Six of the WPT for a $300,000 license fee per episode. For Season Five, WPTE received an average of $477,000 per episode under the TRV Agreement. WPTE also has license and sponsor agreements for the distribution of WPT and PPT episodes into international territories, for which WPTE receives license and sponsor fees. WPTE also collects annual host fees from member casinos that host WPT events.

Since WPTE’s inception, domestic television distribution fees from the TRV Agreement, a separate agreement with TRV relating to the PPT series and the GSN Agreement have been responsible for approximately 54% of WPTE’s total revenue. For each season covered by the TRV Agreement and related options, TRV has exclusive rights to exhibit the episodes in that season an unlimited number of times on its television network in the United States for four years, or three years in the case of Season One of the WPT.

Under both the TRV and GSN Agreements, TRV and GSN paid fixed license fees for each episode WPTE produced, which were payable at various times during the pre-production, production and post-production process and were not recognized until receipt and acceptance of the completed episode was confirmed. Television production costs related to WPT episodes are generally capitalized and charged to cost of revenues as the related revenues are recognized. Therefore, the timing and number of episodes involved in the various seasons of the series affect the timing of the revenues and expenses of the WPT Studios business.

On June 7, 2008, GSN did not exercise its option to broadcast Season Seven of the WPT series. On July 17, 2008, WPTE announced a broadcast license agreement with Fox Sports Network (“FSN”), pursuant to which FSN will broadcast Season Seven of the WPT television series. FSN received exclusive rights to air 26 one-hour WPT episodes in the United States across its national sports cable network. Unlike past seasons, FSN’s exclusivity only applies to the episodes it produces for the network. Consequently, WPTE is free to produce other Season Seven episodes on other networks if another deal arises. Unlike WPTE’s historical broadcast license agreements with TRV and GSN, WPTE will not receive per-episode license fees from FSN. However, similar to many sports leagues and entertainment properties, WPTE have been afforded certain integration and advertising rights in and around the program which will allow WPTE to seek sponsorship revenues for Season Seven of the WPT, domestically and internationally. Accordingly, WPTE is currently in discussions with several potential sponsors.

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

As international television license fees continue to decline, WPTE is pursuing international sponsorship revenues. In December 2006, WPTE signed a multi-year international sponsorship agreement with PartyGaming Plc (“PartyGaming”), owner of PartyPoker.com, pursuant to which they will sponsor certain international television broadcasts of the WPT and PPT. PartyGaming pays WPTE fixed fees for entering into broadcast sponsorship arrangements that meet certain requirements, with maximum payment levels for each of the covered seasons of each series. For the nine months ended September 28, 2008 and September 30, 2007, WPTE recognized revenues of $1.6 million and $0.7 million, respectively, from PartyGaming. WPTE expects to recognize additional international sponsorship revenues from PartyGaming during the fourth quarter of 2008 related to the distribution of Seasons Four and Six of the WPT.

WPT Online includes the international real money gaming website linked to WorldPokerTour.com and content website at WorldPokerTour.com, which includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store, and ClubWPT.com which WPTE launched in January 2008.

In 2006, WPTE decided to commission the development of its own software for WPTE’s online poker room. WPTE licensed a software platform from CyberArts Licensing, LLC, and hired approximately 30 employees in Israel to develop the software and support infrastructure. However, the development of the CyberArts-based site ceased on April 23, 2007, when WPTE entered into a three year software supply and support agreement (the “Agreement”) with CryptoLogic, Inc., and its wholly-owned subsidiary WagerLogic Limited (collectively “CryptoLogic”). As a result of the decision to utilize CryptoLogic and move away from the internally-developed online gaming platform based on CyberArts software, WPTE wrote off $2.3 million of property and equipment and related capitalized costs during the second quarter of 2007. In addition to the write-off of assets, WPTE curtailed its Israel operations and closed one of its two offices there during the second quarter of 2007 and in the fourth quarter of 2007, WPTE closed the remaining office in Israel.

CryptoLogic operates an online gaming site for WPTE featuring a poker room and casino games utilizing its proprietary software, in exchange for 20% of the net gaming revenues generated from the site. WPTE is also a member in a centralized online gaming network (the “Network”) with several other licensees of CryptoLogic, pursuant to which players are able to play on WPTE branded gaming site on the Network.

In June 2007, CryptoLogic delivered the poker software to WPTE and the online poker room became operational on June 28, 2007. On July 26, 2007, CryptoLogic delivered 10 casino games and effective March 5, 2008, WPTE executed an amendment to the Agreement, exercising its option for a full suite of casino games with an annual minimum guarantee payable to CryptoLogic from WPTE of approximately $0.8 million. WPTE also exercised its option to have CryptoLogic develop two additional poker language rooms in Spanish and German for $0.1 million.

On October 15, 2008, WPTE notified CryptoLogic of WPTE’s intent to terminate its agreements with them. Effective November 14, 2008, WPTE will no longer operate the WPT-branded online gaming website on the CryptoLogic Network. WPTE paid CryptoLogic approximately $0.4 million in September 2008 for the option to terminate WPTE’s agreement with CryptoLogic and WPTE will have no payment obligations to CryptoLogic after November 14, 2008. WPTE will continue to operate two international corporate websites that provide links to the WPT-branded online gaming website.

The non-gaming website linked to WorldPokerTour.com includes poker tournament coverage and live updates thereof, statistics, poker player information, an online merchandise store and ClubWPT.com. ClubWPT.com offers a monthly subscription package for $19.95 per month, as well as discounted quarterly and annual options. In return, members receive exclusive club benefits and points which make them eligible to enter into over 5,000 live poker and elimination blackjack tournaments, sit-n-go poker tournaments and poker ring games for a chance to win over $100,000 in cash and prizes each month which could include a $10,000 seat into a WPT televised main event. Accordingly, non-subscribers who do not wish to purchase the other club benefits are offered a free or alternative means of entry.

WPTE uses a third party service provider, Centaurus Games, LLC (“Centaurus”), to operate its subscription-based online service for ClubWPT.com, which includes supporting the software, technical operations and customer service. In return for Centaurus’ services, Centaurus earns a percentage of net revenues which is calculated as subscriber fees less certain costs including chargebacks, prize pool, club content, financial charges and compliance fees. Centaurus acquired the operating assets of Ultimate Blackjack Tour, LLC in the third quarter of 2008.

On July 31, 2008, WPTE announced an additional agreement with FSN to jointly create a new poker program focused on building awareness and driving traffic to ClubWPT.com. WPTE and FSN have agreed to the production and distribution of an initial run of 13 one-hour television programs (“the Initial Programming”). The ClubWPT show debuted on October 5, 2008. Subsequent to the delivery of the Initial Programming, FSN will have an option to broadcast future episodes, and the number of future episodes to be broadcast will depend upon the number of shows WPTE delivers, up to 40 hours per year. FSN may also terminate the relationship upon 30 days written notice.

WPTE is obligated to: 1) manage all aspects of ClubWPT.com including running all tournaments and identifying winners that will participate in the television program, 2) ensure that television participants are brought to the television studio and are set up to play in the event, and 3) pay FSN a percentage of net profits and pay for the costs of television production (production costs of the Initial Programming are recoupable against net profits). In addition to providing the distribution channel, discussed above, FSN is obligated to promote ClubWPT.com through in-show title sponsorship, in-show billboards, audio mentions, website logos on poker tables, commercial inventory and website presence on the main page of FSN’s website, FoxSports.com.

WPT Global Marketing includes branded consumer products, sponsorship and partnerships, and event management. WPTE’s branded consumer products generate revenue principally from royalties from the licensing of WPTE’s brand to companies seeking to use the WPT brand and logo in the retail sales of their consumer products.

WPTE domestic sponsorship and event management generate revenue from corporate sponsorship and management of televised and live events. During 2007, WPTE signed a three-year agreement with Blue Diamond Almonds to sponsor Seasons Six, Seven and Eight of the WPT. In return for online and event presence, Blue Diamond pays approximately $0.2 million per season. WPTE also signed an agreement with Southwest Airlines to be the official airline of the WPT for Season Six.

In February 2006, WPTE launched an events division offering help in designing special programs for corporations, meeting planners and charitable organizations for entertainment purposes only.

WPT China.  On August 6, 2007, WPTE entered into a cooperation agreement (the “Cooperation Agreement”) with the CLSAC, a Chinese government-sanctioned body with authority over certain leisure sports, including the popular Chinese national card game “Traktor Poker” or “Tuo La Ji.” WPTE has the right to brand and exploit the Traktor Poker Tour during the five-year term of the Cooperation Agreement. Additionally, WPTE is afforded certain marketing and sponsorship rights in conjunction with the Traktor Poker Tour, including the right to sanction and derive revenue from third-party branding at tour events, the right to exploit films and other content generated in conjunction with the Traktor Poker Tour in all media, and the right to obtain online and mobile subscription revenues. Furthermore, the CLSAC agreed to organize no less than 15 Traktor Poker Tour events each year during the term, to secure placement of the championship finals on a major Chinese television station, and to promote the Traktor Poker Tour. In exchange, WPTE pays a yearly fee to the CLSAC, which started at approximately $0.5 million for the first year and increases by 10% annually for the remaining four years of the term. WPTE also has a unilateral option to extend the agreement for an additional five years, provided that the yearly fee for the first year of the renewed term, will increase by 25% fee due for the fifth year of the term.

On October 12, 2007, WPTE launched the inaugural season of the Traktor Poker Tour in Lanzhou, Gansu. After 15 regional tournaments, Season One culminated at the grand finals held in Nanjing, Jiangsu on June 22-25, 2008 where the first ever national championship team was crowned. Season Two of the Traktor Poker Tour began in Luoyang, Henan on October 11, 2008 and the Grand Finals are expected to be held in Beijing on June 12-14, 2009 after completion of the 15 regional tournaments.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended September 28, 2008.

Three months ended September 28, 2008 compared to the three months ended September 30, 2007

Revenues.  Consolidated revenues for the third quarter of 2008 were $11.2 million, a 60% increase from the prior-year period. Lakes’ revenue increased $5.8 million, primarily due to a full quarter of contribution of management fees from the Four Winds Casino Resort, which is owned by the Pokagon Band and opened to the public in August 2007. Also contributing to the increase in Lakes’ third quarter 2008 revenues was an adjustment resulting from an approved compact amendment between the Pokagon Band and the State of Michigan that reduced the Four Winds Casino Resort gaming tax. This amendment caused a one-time addition of revenue of approximately $1.8 million to Lakes. Revenue related to WPTE decreased to $2.8 million for the third quarter of 2008, from $4.4 million in the prior-year period. This decrease was caused by a decline in domestic television license fee income from the WPT, which was due to lower per episode license fees under the GSN Agreement in effect during the 2008 period, as compared to the TRV Agreement which was in effect during the 2007 period.

Selling, general and administrative expenses.  Consolidated selling, general and administrative expenses increased $3.3 million from the prior-year period to $13.3 million due to development costs associated with the proposed Ohio casino resort initiative. For the third quarter of 2008, Lakes’ selling, general and administrative expenses were $8.9 million and consisted primarily of development costs associated with the Ohio casino resort initiative of $4.7 million, payroll and related expenses of $2.5 million (including share-based compensation), travel expenses of $0.8 million and professional fees of $0.5 million. WPTE’s selling, general and administrative expenses decreased $1.2 million from the prior-year period. WPTE’s selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.5 million, including share-based compensation, promotional costs of $0.6 million, professional fees of $0.6 million, rent expenses of $0.5 million, costs to terminate WPTE’s agreements with CryptoLogic of $0.4 million, website/computer infrastructure costs of $0.3 million, and travel expenses of $0.1 million.

Production costs.  WPTE’s production costs decreased by approximately $0.4 million in the third quarter of 2008 compared to the 2007 period. The decrease was primarily due to a $0.3 million reduction of previously recorded Season Six WPT production costs.

Gross margins.  WPTE’s gross margins were 65% in the third quarter of 2008 compared to 69% in the 2007 period. The decrease was primarily due to a $0.3 million reduction of previously estimated Season Six production costs and lower license fees per episode under the GSN contract.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $1.7 million for the third quarter of 2008, compared to $1.1 million in the prior year period. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007.

Impairment losses.  During the third quarter of 2008, WPTE recorded a $1.9 million impairment charge related to its investment in Cecure Gaming (See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the third quarter of 2008, net unrealized gains on notes receivable were $1.8 million, compared to net unrealized losses of $0.6 million in the prior-year period. The unrealized gains in the third quarter of 2008 were primarily due to the recognition of a gain associated with the continued progress toward a fourth quarter opening of the Red Hawk Casino partially offset by unrealized losses associated with a decrease in probability of opening of the Jamul Casino due to issues associated with site access (See Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income taxes.  The income tax provision was $2.4 million for the three months ended September 28, 2008 and $0.5 million for the three months ended September 30, 2007. Our effective tax rates were 42% and 8% for the third quarter of 2008 and the corresponding 2007 period, respectively. Lakes’ income tax provision in the current year period consists of an adjustment to the valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized (See Note 10 and Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to interest on the Louisiana tax audit matter and the IRS tax matter.

Minority interest.  The minority interest in WPTE’s loss was approximately $1.7 million and $0.9 million for the three months ended September 28, 2008 and September 30, 2007, respectively. WPTE’s net losses were $4.4 million and $2.2 million for the three months ended September 28, 2008 and September 30, 2007, respectively.

Nine months ended September 28, 2008 compared to the nine months ended September 30, 2007

Revenues.  Consolidated revenues for the nine-month period ended September 28, 2008 were $31.7 million, up 57.8% from the prior-year period. Lakes’ revenue increased $15.4 million, over the nine-month period ended September 30, 2007, primarily due to a full nine months of contribution of management fees from the Four Winds Casino Resort, which opened to the public on August 2, 2007. Also contributing to the increase in Lakes’ 2008 revenues was a $1.8 million addition to management fees due to the compact amendment between the Pokagon Band and the State of Michigan that reduced the Four Winds Casino Resort gaming tax. Revenue related to WPTE declined to $12.9 million for the nine months ended September 28, 2008, from $16.6 million in the prior-year period. This decrease was caused by a decline in domestic television license fee income from the WPT, which was due to lower per episode license fees under the GSN Agreement in effect during the 2008 period, as compared to the TRV Agreement which was in effect during the 2007 period.

Selling, general and administrative expenses.  Consolidated selling, general and administrative expenses for the nine-month period ended September 28, 2008 were up $8.4 million from the prior-year period to $38.2 million due to development costs associated with the proposed Ohio casino resort initiative. For the nine months ended September 28, 2008, Lakes’ selling, general and administrative expenses were $22.1 million and consisted primarily of development costs associated with the Ohio casino resort initiative of $10.4 million, payroll and related expenses of $6.8 million (including share-based compensation), travel expenses of $2.1 million and professional fees of $1.6 million. WPTE’s selling, general and administrative expenses decreased $0.5 million from the prior-year period. WPTE’s selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.7 million, including share-based compensation, promotional costs of $4.0 million, professional fees of $2.2 million, website/computer infrastructure costs of $1.3 million, rent expenses of $0.8 million, travel expenses of $0.5 million, and costs to terminate WPTE’s agreements with CryptoLogic of $0.4 million.

Production costs.  WPTE’s production costs decreased by approximately $0.1 million for the nine months ended September 28, 2008 compared to the 2007 period. WPTE recorded a $0.3 million reduction of previously recorded Season Six WPT production costs in the first six months of 2008. Excluding this adjustment, cost of revenues increased in the nine months ended September 28, 2008 due to higher costs related to international sponsorship revenues.

Gross margins.  WPTE’s gross margins were 50% for the nine months ended September 28, 2008 compared to 60% in the 2007 period. Domestic television licensing margins were 16% for the nine months ended September 28, 2008 compared to 41% in the 2007 period. The decrease was primarily due to a $0.3 million reduction of previously estimated Season Six production costs and lower license fees per episode under the GSN contract.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $5.0 million for the nine months ended September 28, 2008. This amortization related primarily to the intangible assets associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007. Amortization of intangible assets related to the Indian casino projects for the first nine months of 2007 was $1.1 million.

Impairment losses.  During the third quarter of 2008, WPTE recorded a $1.9 million impairment charge related to its investment in Cecure Gaming (See Note 12 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). During the second quarter of 2007, WPTE wrote off $2.3 million of on-line gaming assets as a result of ceasing the development of a stand-alone online gaming business and joining a third-party online gaming network.

Net realized and unrealized gains on notes receivable.  For the nine months ended September 28, 2008, net unrealized gains on notes receivable were $1.0 million, compared to net realized and unrealized gains of $8.5 million in the prior-year period. Net unrealized gains in the nine-month period ended September 28, 2008 were primarily due to the recognition of a gain associated with the continued progress toward a fourth quarter opening of the Red Hawk Casino partially offset by unrealized losses associated with a decrease in probability of opening the Jamul Casino due to issues associated with site access (See Note 4 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The prior-year period unrealized gains were primarily due to the closing on a $450 million senior note financing to fund the Red Hawk Casino project, which increased the probability of the casino opening.

Other income.  Other income for the nine months ended September 28, 2008 was $0.8 million compared to $3.1 million for the prior year period. Other income for the nine months ended September 28, 2008 represented interest income earned on cash balances, which was partially offset by interest expense, primarily incurred on Lakes’ contract acquisition costs payable (see Note 6 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

Income taxes.  The income tax provision was $3.5 million and $1.1 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Our effective tax rates were 18% and 13% for the nine months ended September 28, 2008 and the corresponding 2007 period, respectively. Lakes’ income tax provision in the current year period consists of an adjustment to the valuation allowance against deferred tax assets related to capital losses for the portion that are not expected to be realized (See Note 10 and Note 14 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to interest on the Louisiana tax audit matter and the IRS tax matter.

Minority interest.  The minority interest in WPTE’s loss was approximately $4.4 million and $3.0 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. WPTE’s net losses were $11.1 million and $7.8 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

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

We believe our selling, general and administrative expenses, excluding WPTE, will remain relatively flat for the remainder of 2008 as compared to the previous year.

On October 1, 2008, Lakes’ Board of Directors declared a dividend of all of Lakes’ shares of WPTE. Lakes owns approximately 12.5 million shares, or approximately 61%, of the outstanding common stock of WPTE. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend and determined the ratio of WPTE shares to be distributed per Lakes share. The date of distribution will be November 21, 2008. After this date, Lakes will no longer include WPTE’s results of operations in its consolidated financial statements. Lakes anticipates adjusting the exercise prices for the outstanding stock options in connection with the WPTE distribution to preserve the intrinsic value of the options after the dividend as compared to the value before the dividend. See Note 10 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the tax impact this dividend is expected to have on Lakes’ financial position and results of operations. Lakes is continuing to evaluate other potential effects this dividend will have on its financial position and results of operations during the fourth quarter of 2008.

Lakes estimates that it will incur transaction costs in connection with the dividend, but through the date of this Quarterly Report on Form 10-Q, it is unable in good faith to make a determination of the estimate. Lakes is currently evaluating the potential effect this dividend will have on its financial position and results of operations during the fourth quarter of 2008.

Liquidity and Capital Resources

As of September 28, 2008, we had $12.1 million in cash and cash equivalents, $3.9 million in short-term investments in marketable securities, and $35.6 million in long-term investments in securities. Of these amounts, $6.9 million in cash and cash equivalents and $24.4 million in long-term investments related to Lakes. All other amounts related to WPTE. All of Lakes’ long-term investments in securities and $10.2 million of WPTE’s long-term investments in securities are comprised of auction rate securities (“ARS”) (See Note 3 to the unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). As a result of liquidity issues surrounding our ARS discussed below and other economic undertainties, the ARS are classified as long-term investments in securities as of September 28, 2008. The types of ARS investments that both Lakes and WPTE own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. Neither Lakes nor WPTE own any other type of ARS. None of our ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

Historically, these types of ARS have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS began failing in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and both Lakes and WPTE continue to earn and receive interest on the ARS at contractually set rates. However, it will not be possible to liquidate the ARS until the issuer calls the security, a successful auction occurs, the ARS are sold back to the firms managing the ARS, a buyer is found outside of the auction process or the security matures. During October 2008, Lakes and WPTE received account statements for September 2008, from the firms managing the ARS, which estimated the fair value of the ARS. Lakes and WPTE analyzed these statements and have concluded that a temporary decline in the estimated fair value of $3.7 million related to the ARS has occurred primarily as a result of the current lack of liquidity. This consolidated decline in estimated fair value includes $2.5 million related to Lakes and $1.2 million related to WPTE. Since we consider the decline in the estimated fair value to be temporary, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet as of September 28, 2008.

Effective April 11, 2008, Lakes entered into a client agreement with UBS Financial Services, Inc. (“UBS”) for the purpose of borrowing and/or obtaining credit in a principal amount not to exceed $11.0 million (the “Margin Account Agreement”). During June 2008, the Margin Account Agreement limit was increased to $12.5 million. On October 3, 2008, Lakes entered into a new client agreement (the “Credit Line”) with UBS which supersedes the Margin Account Agreement. The Credit Line has enabled Lakes to draw 75% of the market value of Lakes’ ARS and is secured by Lakes’ ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points. Amounts previously drawn under the Margin Account Agreement were transferred to the Credit Line and the entire remaining amount available under the Credit Line was drawn by Lakes upon its execution. As of September 28, 2008, approximately $11.7 million was outstanding under the Margin Account Agreement, and approximately $18.2 million was outstanding under the Credit Line through the date of this Quarterly Report on Form 10-Q.

On October 28, 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. The Loan Agreement is collateralized by primarily all of Lakes’ interest in real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Our Chief Executive Officer, Lyle Berman, has personally guaranteed the Loan Agreement on our behalf. Lakes has drawn $2 million from the Loan Agreement through the date of this Quarterly Report on Form 10-Q.

On November 3, 2008, Lakes accepted an offer from UBS giving Lakes nontransferable rights to sell its ARS, held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of Lakes’ ARS (all of which are held by UBS) is approximately $26.8 million.

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

Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes had funded approximately $18 million as of September 28, 2008 for this casino resort initiative effort, of which $10.4 million was expensed in the accompanying Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the nine months ended September 28, 2008. Through the date of this Quarterly Report on Form 10-Q Lakes had funded an additional $10 million for the effort, and anticipates an additional $1 million will be incurred during the remainder of the fourth quarter of 2008. Lakes does not expect to recover these amounts.

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects, which based on recent economic developments, is subject to considerable and increasing uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure to losses and other adverse consequences in the event of a default by any of these tribes.

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

The following table summarizes the remaining contractual obligations as of September 28, 2008 (in millions):

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	7.9	2.3	3.3	2.3	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Lakes operating lease(6)	3.8	0.4	0.8	0.8	1.8
WPTE operating leases(7)	2.4	0.9	1.5	—	—
WPTE purchase obligations(8)	1.8	1.5	0.3	—	—

	$15.9	$5.1	$5.9	$3.1	$1.8

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see also (2), (3) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at September 28, 2008.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will offer solely class II electronic gaming devices which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.

(3)	The development agreement between Lakes and the Shingle Springs Tribe, as amended, provided for Lakes to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The transition loan remains outstanding as of September 28, 2008. On June 28, 2007, the land loan was repaid to Lakes, including accrued interest, in connection with the close of the $450 million senior note financing.

(4)	Upon opening of the Four Winds Casino Resort, we became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with our obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. We are also obligated to pay approximately $3 million over 24 months to a separate, unrelated third party on behalf of the Pokagon Band in accordance with the management contract, which also became payable upon the opening of the casino. (See Note 6 to the unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

(6)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

(7)	WPTE operating lease obligations include rent payments for WPTE corporate offices pursuant to two lease agreements. For the first lease, monthly lease payments are approximately $40,000 and escalate to approximately $45,000 over the remaining lease term. For the second lease, monthly lease payments are approximately $31,000 and escalate to approximately $33,000 over the remaining lease term. The amounts set forth in the table above include monthly lease payments through June 2011.

(8)	WPTE purchase obligations include the operational expenses associated with the development of WorldPokerTour.com. These obligations relate to the gaming and non-gaming aspects of the website. Also included are operational expenses related to WPT China. Additionally, included in purchase obligations are open purchase orders of approximately $0.2 million as of September 28, 2008, and a three year base retainer with Antonio Esfandiari, who serves as WPTE’s spokesperson for ClubWPT.com.

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

Effective May 16, 2008, WPTE entered into a client agreement with one of the brokers that holds WPTE’s ARS for the purpose of borrowing and/or obtaining credit in a principal amount of approximately $4 million (the “WPTE Credit Line”). The WPTE Credit Line allows WPTE to draw up to 50% of the market value of WPTE’s ARS held by that broker, which is secured by the related ARS. Amounts borrowed under the WPTE Credit Line are due and payable on demand and bear interest at a floating annual interest rate of up to 3% over the prime rate, depending upon the amount drawn. WPTE has not drawn on the WPTE Credit Line.

WPTE expects that cash, cash equivalents, investments in securities and the WPTE Credit Line will be sufficient to fund WPTE’s working capital and capital expenditure requirements for the next 12 months even considering the current liquidity issues with ARS. If these securities remain illiquid for a period greater than 12 months, then WPTE will likely be required to seek additional working capital to fund its operations. General economic and capital market conditions are rapidly changing, are unpredictable and the impact on WPTE’s business is not within its control. To raise working capital, WPTE may need to seek to sell additional equity securities, issue debt or convertible securities, or seek to obtain credit facilities through financial institutions, the availability of which is highly uncertain.

On August 14, 2008, the Nasdaq Stock Market (“Nasdaq”) notified WPTE that it was not in compliance with the minimum stock listing price requirements of Nasdaq Marketplace Rule 4450(a)(5) as a result of the closing bid price for WPTE’s common stock being below $1.00 for 30 consecutive business days. This notification has no effect on the listing of WPTE’s common stock at this time. The Nasdaq Marketplace Rules provide WPTE with 180 calendar days to regain compliance, which will require the bid price of WPTE’s common stock to remain above $1.00 for a minimum of 10 consecutive business days.

On October 16, 2008, Nasdaq announced the suspension of the enforcement of the rules requiring a minimum $1.00 closing bid price. The suspension will remain in effect through January 19, 2009. On October 22, 2008, Nasdaq notified WPTE that as a result of the decision to suspend enforcement of the rules requiring a minimum $1.00 closing bid price through January 19, 2009, that Nasdaq has granted WPTE an extension until May 18, 2009 to become in compliance with Nasdaq Marketplace Rule 4450(a)(5). WPTE will continue to execute its business plan to provide an opportunity to demonstrate value to the investment community and regain Nasdaq compliance.

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

Subscription revenues are recognized monthly based on statements received from Centaurus, WPTE’s subscription-based online service provider. In accordance with EITF 99-19, WPTE presents subscription revenues gross of service provider costs (including the service provider’s management fee, content fees and credit card processing fees that are recorded as cost of revenues) as WPTE has the ability to adjust specifications of the game site, WPTE bears the majority of the credit risk and WPTE is responsible for the sales and marketing of the gaming site. All other promotional expenses are generally recorded as sales and marketing expenses.

Event hosting fees are paid by host casinos for the privilege of hosting the events and are recognized as the episodes that feature the host casino are aired. Sponsorship revenues are recognized as the episodes that feature the sponsor are aired. Licensing advances and guaranteed payments collected, but not yet earned as well as casino host fees and sponsorship fees collected prior to the airing of episodes, are classified as deferred revenue in the accompanying consolidated balance sheets.

Deferred television costs.  WPTE accounts for deferred television costs in accordance with SOP 00-2. Deferred television costs include direct production, overhead and development costs stated at the lower of cost or net realizable value based on anticipated revenue. Production overhead includes incremental costs associated with the productions such as, office facilities and insurance. Shared facility costs are allocated to episodes based on headcount. Production overhead insurance costs are allocated to television costs based on number of episodes. Capitalized television production costs for each episode are expensed as revenues are recognized upon delivery and acceptance of the completed episode using the individual-film-forecast-computation method for each season produced. WPTE management estimates that all deferred television costs at September 28, 2008 are expected to be expensed in connection with domestic episode deliveries and foreign sponsor license arrangements over the next 12 months and are, therefore, presented as current assets.

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

We account for uncertainty in income taxes recognized in financial statements under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109. Lakes records penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

Investments in securities.  We account for our long-term investments in securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Our investment portfolio includes primarily investments in ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. As a result of the liquidity issues surrounding our ARS, they have been classified as long-term investments in securities as of September 28, 2008.

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

If uncertainties in the capital and credit markets continue, these markets deteriorate further or we experience any ratings downgrades on any ARS investments in our portfolio, we may incur additional impairments to our ARS investment portfolio, which could adversely affect our future financial condition, cash flow and/or operating results.

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

Other.  Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts are allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of certain Lakes’ Indian casino projects.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

As of September 28, 2008 and December 30, 2007, the condensed consolidated balance sheets included long-term assets related to Indian casino projects of $157.7 million and $157.5 million, respectively. The amounts are as follows by project (in thousands):

	September 28, 2008
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable, at estimated fair value	$—	$59,350	$18,860	$3,980	$82,190
Intangible assets related to Indian casino projects	25,739	22,200	13,485	1,304	62,728
Land held for development	—	—	6,815	848	7,663
Other	60	767	913	3,344	5,084

	$25,799	$82,317	$40,073	$9,476	$157,665

	December 30, 2007
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$53,592	$21,406	$3,797	$78,795
Intangible assets related to Indian casino projects	30,775	21,923	11,972	1,240	65,910
Land held for development	—	—	6,783	848	7,631
Other	60	767	1,061	3,288	5,176

	$30,835	$76,282	$41,222	$9,173	$157,512

The key assumptions, estimates and criteria used in the determination of the estimated fair value of the notes receivable are primarily unobservable level three inputs, which are casino opening dates, pre- and post-opening date interest rates, discount rates and probabilities of projects opening. The estimated casino opening dates used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflect the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Shingle Springs Tribe:

	As of September 28, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$72,865	$67,585
	($48,987 principal and $23,878 interest)	($47,632 principal and $19,953 interest)
Estimated months until casino opens	3 months	12 months
Projected interest rate until casino opens	7.00%	9.12%
Projected interest rate during the loan repayment term	8.77%	10.16%
Discount rate	15%	15%
Repayment terms of note(*)	84 months	84 months
Probability rate of casino opening	99%	95%

(*)	Note is payable in even monthly installments over the course of the management agreement subsequent to the casino opening.

See also the discussion included below under “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs.”

Jamul Tribe:

	As of September 28, 2008	As of December 30, 2007
	(Unaudited)

Face value of note (principal and interest)	$47,719	$42,426
	($32,865 principal and $14,854 interest)	($30,114 principal and $12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)	36 months	29 months
Projected interest rate until casino opens	7.43%	9.12%
Projected interest rate during the loan repayment term	9.76%	10.46%
Discount rate	20.00%	20.00%
Projected repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	75%	85%

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

The following sensitivity analysis of the notes receivable from the Jamul Tribe and Shingle Springs Tribe is based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

September 28, 2008

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$59,350	$56,304	$55,274	$52,434	$ —*	$ —*	$	—*
Jamul	18,860	17,624	16,959	15,850	20,096	20,979		22,356

	$78,210	$73,928	$72,233	$68,284	$20,096	$20,979		$22,356

*	These hypothetical scenarios are no longer applicable for Lakes’ notes receivable from the Shingle Springs Tribe as the probability of opening the casino is estimated at 99% and the estimated casino opening date is within three months of September 28, 2008.

December 30, 2007

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Shingle Springs	$53,592	$50,732	$50,998	$48,275	$56,452	$56,316	$59,319
Jamul	$21,406	$20,151	$19,540	$18,395	$22,661	$23,450	$24,826

	$74,998	$70,883	$70,538	$66,670	$79,113	$79,766	$84,145

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

The following represents the nature of the advances to the Indian tribes. The table represents the total amount of advances, which represent the principal amount of the notes receivable, as of September 28, 2008 and December 30, 2007. The notes receivable are carried at their estimated fair values on the accompanying balance sheets. These estimated fair values were $82.2 million and $78.8 million on September 28, 2008 and December 30, 2007, respectively.

	As of September 28, 2008
	Shingle
Advances Principal Balance	Springs	Jamul	Other(c)	Total
	(Unaudited)
	(In thousands)

Note receivable, pre-construction(a)	$48,987	$31,915	$3,729	$84,631
Note receivable, land(b)	—	950	986	1,936

	$48,987	$32,865	$4,715	$86,567

	As of December 30, 2007
	Shingle
Advances Principal Balance	Springs	Jamul	Other(c)	Total
	(In thousands)

Note receivable, pre-construction(a)	$47,632	$29,164	$3,490	$80,286
Note receivable, land(b)	—	950	986	1,936

	$47,632	$30,114	$4,476	$82,222

(a)	We fund certain costs to develop the casino projects. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribes for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino projects.

(c)	Amounts listed in the other column represents amounts advanced under the agreements with the Iowa Tribe.

The pre-construction advances consist of the following principal amounts advanced to the Shingle Springs Tribe and Jamul Tribe at September 28, 2008 and December 30, 2007 (in thousands):

	September 28,	December 30,
Shingle Springs Tribe	2008	2007
	(Unaudited)

Monthly stipend	$11,215	$9,640
Construction	1,922	2,141
Legal	14,193	14,193
Environmental	1,739	1,739
Design	11,224	11,225
Gaming license	3,726	3,726
Lobbyist	4,968	4,968

	$48,987	$47,632

	September 28,	December 30,
Jamul Tribe	2008	2007
	(Unaudited)

Monthly stipend	$5,533	$5,069
Construction	1,996	1,210
Legal	4,487	4,342
Environmental	2,292	2,288
Design	14,027	12,782
Gaming license	883	779
Lobbyist	2,697	2,694

	$31,915	$29,164

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

	September 28,	December 30,
	2008	2007
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Shingle Springs Tribe

On September 30, 2008 the California State legislature ratified the amended compact between the Shingle Springs Tribe and the State of California. The amended compact has been submitted to the BIA for its review. Approval is anticipated prior to the opening of the Red Hawk Casino, which is on schedule for late fourth quarter of

2008. Since this amendment has not yet been approved by the BIA, any financial impact it may have has not yet been reflected in Lakes’ unaudited condensed consolidated financial statements.

The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with California based on a sliding scale percentage of net win — ranging from 20% to 25% — from the operation of the slot machines. The Shingle Springs Tribe will also contribute $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to a total of $5.2 million annually for 20 years from the payments to be made to California from the operation of slot machines.

	September 28,	December 30,
	2008	2007
	(Unaudited)

No. of Class III slot machines	349	349
No. of Class II electronic gaming devices	1,651	1,751
No. of Table games	75	75
Win/Class II & III electronic gaming devices/slot machine/day — 1st year	$350	$350
Win/Table game/day — 1st year	$1,275	$1,275
Expected increase (decrease) in management fee cash flows	Year 2 — 17.6%	Year 2 — 17.6%
	Year 3 — 10.5%	Year 3 — 10.5%
	Year 4 — 7.9%	Year 4 — 7.9%
	Year 5 — 8.8%	Year 5 — 8.8%
	Year 6 — (4.0)% (management fees were reduced in year six)	Year 6 — (4.0)% (management fees were reduced in year six)
	Year 7 — 5.0%	Year 7 — 5.0%

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

As of September 28, 2008 and December 30, 2007 no impairment was recognized on the Shingle Springs or Jamul projects.

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

The development agreement, as amended, provided for us to make certain pre-construction advances to the Shingle Springs Tribe in the form of a transition loan and land loan up to a maximum combined amount of $75.0 million. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. The principal balance of the transition loan as of September 28, 2008 was approximately $49.0 million. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Red Hawk Casino project as of September 28, 2008, December 30,

2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	September 28, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	Yes	Yes	Yes

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	Yes	Yes	Yes — approval received in 2004.

Resolution of all litigation and legal obstacles	Yes — See below.	No — However, such obstacles have not interfered with construction of the highway interchange or the casino project to date. See below.	No — See below.

Financing for construction	Yes.	Yes. On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project in Shingle Springs, California. The Shingle Springs Tribe intends to seek commitments to fund approximately $65 million under secured furniture, furnishings and equipment financing to finance costs associated with equipping and furnishing the Red Hawk Casino.	No, however the Shingle Springs Tribe has engaged investment banks to assist with obtaining financing.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

On September 30, 2008 the California State legislature ratified the amended compact between the Shingle Springs Tribe and the State of California. The amended compact has been submitted to the BIA for its review. Approval is anticipated prior to the opening of the Red Hawk Casino, which is on schedule for late fourth quarter of 2008. Since this amendment has not yet been approved by the BIA, any financial impact it may have has not yet been reflected in Lakes’ unaudited condensed consolidated financial statements.

The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with California based on a sliding scale percentage of net win — ranging from 20% to 25% — from the operation of the slot machines. The Shingle Springs Tribe will also contribute $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to a total of $5.2 million annually for 20 years from the payments to be made to California from the operation of slot machines.

On April 30, 2007, a construction permit was issued for the U.S. Highway 50 interchange project, which provides direct access to the Shingle Springs Rancheria on which the Red Hawk Casino project is being built, and construction began on the U.S. Highway 50 interchange on May 7, 2007. On March 25, 2008, the California Third District Court of Appeal in Sacramento rejected the challenge of Voices for Rural Living in two appeals claiming deficiencies in the environmental impact report (“EIR”) prepared for the U.S. Highway 50 interchange. The court upheld the EIR in all respects, rejecting all of the arguments advanced by Voices for Rural Living. On July 16, 2008, the Supreme Court of California denied VRL’s remaining petition, so the matter is now officially closed. On July 2, 2008 VRL filed a Verified Petition for Writ of Mandate and Complaint against the El Dorado Irrigation District (the “EID”) and the Shingle Springs Tribe alleging that the Memorandum of Understanding between the EID and the Shingle Springs Tribe pertaining to the provision of water services to the Shingle Springs Rancheria violated certain environmental and land use laws. On July 16, 2008 the petition was rejected by the Supreme Court of California, brining the matter to a close.

On June 28, 2007 an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino project. Construction of the Red Hawk Casino also began during June of 2007. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement will be primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project. As a result of achieving the critical milestones as described above, the estimated probability of opening the casino development project is currently 99%.

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

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re- purchase his respective original equity interest in the Lakes subsidiary and then be entitled to obtain a 20% equity interest in the Lakes entity that holds the rights to the development financing and services agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino agreement (but not during any renewal term of such agreement).

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of September 28, 2008, December 30, 2007 and

December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	September 28, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	No (see below)	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC. See below for a discussion relating to road access to the proposed Jamul Casino site.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but will not be subject to approval by the State of California or the NIGC.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.

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

We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land. Lakes has completed economic models for the proposed facility and concluded that it would result in a successful operation assuming that adequate financing can be obtained. The Jamul Casino project has been delayed due to issues with access from Interstate 94 to the proposed Jamul Casino site. The Jamul Tribe has a driveway road leading to the Jamul Casino site. CalTrans issued a letter to the Jamul Tribe indicating that it will not currently allow the driveway road to be used to access a casino operation from Interstate 94. The Jamul Tribe’s outside counsel reviewed the letter and is of the opinion that the letter lacks legal merit. In addition to its work with CalTrans, the Jamul Tribe has submitted an application to the BIA for recognition of an access drive across its land to create a second means of access to the site over an IRR. In September 2008, the BIA notified the Jamul Tribe that the application had been approved and the access drive was so designated. The IRR will allow the Jamul Tribe to construct a second potential access point without the need for a permit from San Diego County. The Jamul Tribe has notified Caltrans of this additional access option but Caltrans has by its lack of response indicated that it views this access point no differently than the driveway road connection to Interstate 94. Accordingly, the Jamul Tribe has filed a federal complaint requesting the Federal Court to provide injunctive relief to order Caltrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. If the ensuing litigation is not resolved quickly, or if it is adversely decided, the further delays may cause us to reevaluate the project plans which could negatively impact the value of Lakes’ assets associated with this project.

We and the leaders of the Jamul Tribe continue to believe that the access issues will be resolved, adequate financing will be obtained and the project will be successfully completed.

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

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of September 28, 2008, December 30, 2007 and December 31, 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

Critical milestone	September 28, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease the majority of this parcel from the allottees. It is likely that approximately 14 acres of the 74-acre allotment will not be obtained, but the casino can be constructed on the remaining 60 acres held in majority by the Tribe. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

Critical milestone	September 28, 2008	December 30, 2007	December 31, 2006
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a FONSI for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions has occurred.	No, however, preliminary discussions with lending institutions has occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions need to be approved by the BIA. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. The Ioway Casino Resort could open in 2010, pending the necessary regulatory approvals.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. Although SFAS No. 157 is effective now and has been adopted for financial assets and liabilities carried at fair value, it will become effective in fiscal 2009 for non-financial assets and liabilities. We do not believe the adoption of the non-financial provisions of SFAS No. 157 will have a material impact on our future financial position, results of operations or cash flows.

In October 2008, the FASB is sued FASB Staff Position 157-3, Determining Fair Value of a Financial Asset in a Market That Is Not Active (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. Among the effects of SFAS No. 160 will be the future exclusion from net income (loss) of the noncontrolling interest therein and the relocation of such noncontrolling interest to the stockholders’ equity section of the balance sheet, and we are currently evaluating this and other effects, if any, that SFAS No. 160 will have on our financial position, results of operations and operating cash flows.

Seasonality

We believe that the operations of all casinos currently or to be managed by us will be affected by seasonal factors, including holidays, weather and travel conditions.

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

These risks and uncertainties include, but are not limited to, need for potential future financing to meet Lakes’ development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses, and reliance on Lakes’ management. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007, and in Item 1A of Part II of this Quarterly Report on Form 10-Q.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our financial instruments include cash and cash equivalents and investments in securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer.

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 28, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold short-term investments consisting of certificates of deposit, marketable debt securities (principally consisting of commercial paper, corporate bonds, and government securities) having a weighted-average duration of one year or less. Consequently, such securities are not subject to significant interest rate risk. We also hold long-term investments in securities which consist of ARS. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP.

Historically, these types of ARS have been highly liquid using an auction process that resets the applicable interest rate at predetermined intervals, typically every 7 to 35 days, to provide liquidity at par. However, as a result of the liquidity issues experienced in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates. However, it will not be possible to liquidate the ARS until the issuer calls the security, a successful auction occurs, the ARS are sold back to the firms managing the ARS, a buyer is found outside of the auction process or the security matures. During October 2008, we received account statements for September 2008, from the firms managing our ARS, which estimated the fair value of the ARS. We analyzed these statements and have concluded that a temporary decline in estimated fair value of $3.7 million related to our ARS has occurred primarily as a result of the current lack of liquidity. This consolidated decline in estimated fair value includes $2.4 million related to Lakes and $1.3 million related to WPTE. Since we consider the decline in the estimated fair value of ARS to be temporary, the related unrealized loss is included in accumulated other comprehensive loss in the shareholders’ equity section of our balance sheet as of September 28, 2008.

On November 3, 2008, Lakes accepted an offer from UBS giving Lakes nontransferable rights to sell its ARS, held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of Lakes’ ARS (all of which are held by UBS) is approximately $26.8 million.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes related to properties under development bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. We record our notes receivable at estimated fair value, and subsequent changes in estimated fair value are recorded as unrealized gains or losses in our consolidated statement of operations and comprehensive loss. As of September 28, 2008, we had $82.2 million of notes receivable, at fair value with a floating interest rate (principal amount of $86.6 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $6.1 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended September 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

Miscellaneous legal matters.

We and our subsidiaries (including WPTE) are involved in various inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 30, 2007 except for changes to the following risk factors, which have been updated in their entirety:

If we are unable to liquidate our investments to provide liquidity when and as needed, and we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals.

On October 3, 2008, Lakes entered into a new client agreement (the “Credit Line”) with UBS Financial Services, Inc. (“UBS”) which supersedes a prior agreement for the purpose of borrowing between Lakes and UBS. Lakes has drawn all amounts available under the Credit Line. Approximately $18.2 million was outstanding under the Credit Line through the date of this Quarterly Report on Form 10-Q.

As discussed in Item II, Part I of this Quarterly Report on Form 10-Q, Lakes closed on a $8.0 million Loan Agreement on October 28, 2008, to fulfill its liquidity needs. Lakes has drawn $2 million from the Loan Agreement through the date of this Quarterly Report on Form 10-Q. Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

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

As of September 28, 2008, we had $38.2 million of principal invested in auction rate securities (“ARS”). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”), and are primarily AAA or Aaa rated through the date of this Quarterly Report on Form 10-Q. We do not own any other type of ARS. The estimated fair value of our ARS holdings at September 28, 2008, was $34.5 million, which reflects a $3.7 million adjustment to the principal value of $38.2 million. We recorded an unrealized pre-tax loss of $3.7 million in other comprehensive loss as a reduction in shareholders’ equity, reflecting an impairment to our ARS holdings that we have concluded as a temporary decline in value.

On November 3, 2008, Lakes accepted an offer from UBS giving Lakes nontransferable rights to sell its ARS, held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of Lakes’ ARS (all of which are held by UBS) is approximately $26.8 million.

If uncertainties in the capital and credit markets continue, these markets deteriorate further, we experience any ratings downgrades on any ARS investments in our portfolio, or if UBS does not perform on its obligation to buy Lakes ARS during the period of June 30, 2010, through July 2, 2012, we may incur additional impairments to our ARS investment portfolio, which could negatively affect our financial condition, cash flow and/or reported earnings.

ITEM 6.	EXHIBITS

Exhibit	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 7, 2008