Form 10-K
period 2008-12-28
LAKES ENTERTAINMENT INC
filed 2009-03-13
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 10, 2009, 26,328,046 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 27, 2008 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $135.0 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, or “our”), develops, finances and manages Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects. We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) and the Red Hawk Casino for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). The remaining projects are in various stages of development, as discussed in more detail below. We are also involved in other business activities, including the potential development of non-Indian casinos and the development of new table games for licensing to both Tribal and non-Tribal casinos. During 2008, Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company until November 21, 2008 when all of these shares were distributed to Lakes’ shareholders through a noncash dividend. See Note 15 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

Indian Casino Business.  Lakes’ primary business is to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities.

Lakes is currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines.

Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 80 table games, a 15-table poker room, a 160-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

Lakes also developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

Lakes continues to explore other casino development opportunities with Indian tribes and, through various subsidiaries, has entered into the following contracts for the development and management or financing of other casinos:

•	Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site.

•	Because of these issues and the increasingly uncertain financial and credit markets, during the fourth quarter of 2008, Lakes reduced the value of its assets associated with this project. Although the value of Lakes’ assets related to the Jamul Casino project have been significantly reduced, Lakes currently expects to continue with the project.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the Bureau of Indian Affairs (the “BIA”) granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the National Indian Gaming Commission (the “NIGC”) for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

Non-Indian Casinos.  Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes. We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. A total of $9.4 million has been invested as of December 28, 2008. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008 and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

During 2008, Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes funded approximately $29 million related to this casino resort initiative effort. Lakes does not expect to recover these amounts.

Development and Marketing of Table Games.  A division of Lakes develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. We continue to test and market a number of games including WPT “All In Hold’EmTM,” “Rainbow Poker,” “Four The Money,” and “Bonus Craps.” The WPT

“All In Hold’EmTM” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant and we are evaluating whether to continue with the business.

Real Estate Holdings.  Lakes owns parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe and the Iowa Tribe, in Minnesota related to our corporate offices, and in Mississippi related to a potential Lakes-owned casino project.

Investment in Auction Rate Securities.  As of December 28, 2008, we had $6.2 million in cash and cash equivalents and $22.2 million of long-term investments in securities recorded at estimated fair value. All of our investments in securities are auction rate securities (“ARS”), held by UBS Financial Services, Inc. (“UBS”) and are classified as trading securities as of December 28, 2008. Previously, our ARS were classified as investments available-for-sale. As a result of liquidity issues surrounding our ARS, our ARS are classified as long-term investments in securities in our consolidated balance sheet as of December 28, 2008.

The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

On November 3, 2008, we accepted an offer from UBS giving us nontransferable rights to sell our ARS, held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $26.8 million. See Note 4 and Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our ARS. During 2008, we entered into a client agreement (the “Credit Line”) with UBS which enabled us to draw $18.2 million and is secured by our ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points.

Discontinued Operations.  As discussed above, on October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. Lakes previously owned 12,480,000 or approximately 61% of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations.

History

Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc, which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buy out of the contract effective in 2000. Lakes began managing the Cimarron Casino in 2006, the Four Winds Casino Resort in 2007 and the Red Hawk Casino in 2008.

Indian Casino Business

Development and Management of Four Winds Casino Resort.  On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 80 table games, a 15-table poker room, a 160-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino. The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the NIGC that it approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort. On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment (“FF&E Commitment”) to fund the Four Winds Casino Resort project.

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

The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishing, and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the management contract after two years from the opening date. The buy-out amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. If the Pokagon Band elects to buy out the contract, any outstanding amounts owed to Lakes would become immediately due and payable.

Development and Management of the Red Hawk Casino.  On December 17, 2008 the Red Hawk Casino opened to the public. The Red Hawk Casino is approximately 30 miles east of Sacramento, adjacent to U.S. Highway 50 and has direct freeway access from a dedicated inter-change. The Red Hawk Casino includes approximately 88,000 square feet of casino space and features approximately 2,100 slot machines, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade.

During July 2004, the NIGC notified Lakes that it approved the development and management contracts between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino and a dedicated inter-change off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project. Under the development agreement, as amended, Lakes made pre-construction advances to the Shingle Springs Tribe in the form of a transition loan of $49.5 million.

In addition, Lakes made advances of $8.8 million associated with land purchases. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing. Advances on the transition loan remained outstanding as of December 28, 2008.

The amended development agreement provided for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Red Hawk Casino and related amenities for a period of seven years from the opening date. As compensation for our management services, we receive a management fee equal to between 21% and 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $77 million furniture, furnishings and equipment financing and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.

On September 30, 2008, the California State legislature ratified an amended compact between the Shingle Springs Tribe and the State of California, and on November 28, 2008, the amended compact was approved by the BIA. The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with California based on a sliding scale percentage of net win ranging from 20% to 25% from the operation of the slot machines. The Shingle Springs Tribe also contributes $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to $5.2 million annually for 20 years from the payments made to the State of California from the operation of slot machines.

Development and Financing of the Jamul Casino.  Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). This development agreement and management contract has been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage.

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”). In addition, the California Department of Transportation (“CalTrans”) issued a letter to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94.

The Jamul Tribe then submitted an application to the BIA for recognition of an access drive across its land to create an alternative means of access to the site over an Indian reservation road (“IRR”). In September 2008, the BIA notified the Jamul Tribe that the alternative means of access to the site had been approved as an IRR. The IRR would allow the Jamul Tribe to construct a second potential access point without the need for a permit from the County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans by its lack of response indicated that it views this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. CalTrans responded to the complaint with a motion to dismiss based upon 11th amendment rights of sovereign immunity. A preliminary hearing on the issue was held on December 19, 2008, and the judge dismissed CalTrans’ motion. CalTrans answered Jamul’s complaint and denied the allegations. The parties met during February 2009 to discuss the situation. CalTrans indicated that they do not intend to block access to the reservation, however, the Jamul Tribe must proceed with an Environmental Impact Study which CalTrans would then consider for approval and issuance of the necessary permits. The Jamul Tribe is considering a stay of its federal lawsuit.

Lakes believes that the Jamul Tribe will ultimately prevail in this situation, but based on the typical duration of obtaining approvals of this nature, Lakes believes that a near-term resolution of the access issue is not probable. In addition, the local opposition to this project has not been resolved and Lakes current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes has increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. As a result, Lakes recorded an unrealized loss on its notes receivable of $15.6 million, an impairment related to the intangible assets of $14.1 million and an impairment related to the land held for development of $5.9 million during fiscal 2008.

Although the value of Lakes’ assets related to the Jamul Casino project have been significantly reduced, Lakes currently expects to continue with the project. Lakes acknowledges that significant risk exists related to this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. These factors, in combination with the likelihood that the access issues may be resolved favorably and the possibility of positive changes in the economic environment, could cause the outlook for this project to improve significantly. As a result, Lakes has concluded that it is not currently in Lakes best interest to terminate its involvement with the Jamul Casino project altogether, and forego the possibility of eventual recovery of its advances as well as fees associated with its financing and development agreement related to this project. Lakes will continue to monitor the status of this project.

The casino resort is to be located on State Highway 94, approximately 20 miles east of downtown San Diego. Current plans for the casino include approximately 1,000 electronic gaming devices and approximately 20 table games along with various restaurants and related amenities. Under our current development financing and services agreement, we are entitled to receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. As part of the current agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten year period on sums advanced by us equal to the rate charged to us for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. This agreement is planned to be modified to reflect the economics of the revised casino plan as discussed below, but is not currently believed to require approval by the State of California (“State”) or the NIGC. Additionally, there can be no assurance that third party financing will be available with acceptable terms, and if we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under the current compact that the Jamul Tribe has with the State and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout fiscal 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because resolving the State’s comments on the Jamul Tribe’s existing compact or a proposed new contract is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact.

Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma.  On March 15, 2005, Lakes entered into consulting agreements and management contracts with the Iowa Tribe. The agreements became effective as of January 27, 2005. Lakes will consult on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66, until regulatory approvals are received for the management contract for the Ioway Casino Resort and currently manages operations at the Cimarron Casino, located in Perkins Oklahoma.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. Subject to obtaining necessary regulatory approvals and availability of financing for the project, the Ioway Casino Resort could open as early as the fall of 2010.

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (the “Cimarron Consulting Agreement”) and management contract (the “Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes has been operating under the Cimarron Management Contract since mid-2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The Cimarron Casino features approximately 375 electronic gaming machines.

Gaming Development Consulting Agreements and Management Contracts with three wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (“Pawnee TDC)” referred to collectively as the “Pawnee

Nation”.  Lakes advanced approximately $4.5 million ($1.8 million and $2.7 million in 2006 and 2005, respectively) to the Pawnee Nation under then existing agreements. As a result of the decision by the Pawnee Nation and Lakes to terminate their relationship and Lakes evaluation of the notes as uncollectible, Lakes wrote-off the advances as of December 31, 2006.

Agreements With Owners of KAR Entities.  We have advanced a total of $4.3 million as of December 28, 2008 to KAR-Jamul and Kean Argovitz Resorts — Shingle Springs, LLC (“KAR-Shingle Springs”) (together, the “KAR Entities”) and the two owners, which is carried on the consolidated balance sheet included in Item 8 of this Annual Report on Form 10-K as a component of other assets related to Indian casino projects. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate new business opportunities including developing our own casinos where applicable laws permit.

In February 2005, Lakes received gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi from the Mississippi Gaming Commission. The site, adjacent to the Mississippi River, contains approximately 400 acres located three miles south of downtown in Vicksburg, Warren County, Mississippi. Lakes has either purchased or holds options for the purchase of the land for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, 40 to 50 table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. A total of $9.4 million has been invested as of December 28, 2008. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008 and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

Table Games

Lakes has a division that develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. Lakes is continuing to test and market a number of new games, including WPT’s “All In Hold’EmTM,” “Rainbow Poker,” “Four The Money,” and “Bonus Craps”. The WPT’s “All In Hold’EmTM” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant and Lakes is currently evaluating whether to continue with this business.

Competition

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored video lottery and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, card rooms, and online gaming outside the United States. The casinos managed by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of Lakes’ competitors have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

According to the NIGC tribal data reports, in California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is well-developed. California has by far the largest Indian gaming industry of any state, generating an estimated $7-8 billion in gaming revenues in 2007, which was an increase of approximately

2% from the prior year, and represents nearly one-third of all Indian gaming revenue in the United States. There were 58 compacted Indian gaming facilities in California in 2007.

Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Four Winds Casino Resort competes primarily with the riverboats that operate in northern Indiana. According to the Indiana Gaming Commission tribal data reports, there were five riverboats in northern Indiana in 2008 generating approximately $1.2 billion in gaming revenue with a total of 9,427 slot machines and 341 table games.

In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.

According to the NIGC tribal data reports, from the end of 2006 through 2007, there were 382 Indian gaming operations nationwide from which, during this same period, tribal gaming revenues increased $1.1 billion, or 4.5%, to $26.0 billion. The NIGC reports gaming revenues on a regional basis and Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 20.1%. Region II, which contains California and Northern Nevada, increased 1.6% to $7.8 billion in 2007 and is the highest grossing region. The Region II increases are due primarily to the emergence of casinos in California.

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

Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless it obtains proper licenses, permits and approvals. An application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate, and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees, and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority finds a security holder to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals if Lakes recognizes any rights in any entity with such unsuitable person in connection with such securities. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes’ Articles of Incorporation authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries. Once obtained, licenses, permits, and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit, or restrict a license for any cause they deem reasonable.

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

Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations and, if involving service for Indians relative to their lands, approved by the Secretary. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements; however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, all contracts involving services to Indians relative to their lands have been approved by the Secretary or, it has been determined that such approval is not necessary given the nature of the contract. However, there can be no assurance that the Secretary will agree that it is unnecessary to obtain such approval, and may render such contracts unenforceable. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA.

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

Intellectual Property

The following is a discussion of Lakes’ intellectual property, which did not provide a significant financial contribution to Lakes in fiscal 2008.

Trademarks

Lakes owns two United States registrations for the mark FOUR THE MONEY® used in connection with casino table games. Lakes has also received approval for registration of the service mark CARLOS SOPRANO’Stm, to be used in connection with restaurant and related entertainment services.

Patents

Lakes owns or has exclusive rights to several United States patents and patent applications for various casino games sold or licensed by Lakes. The issued patents expire at various times over the next 10 to 20 years.

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

Employees

At December 28, 2008, Lakes had approximately 50 full-time employees. Lakes believes its relations with employees are satisfactory.

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

Current economic conditions may cause further declines in consumer spending which could adversely affect the financial performance of the casinos we manage and our financial condition and results of operations.

Our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. The decline in consumer spending resulting from the recession and the deterioration of capital and credit markets may cause our revenue generated from the management of Indian casinos to be adversely impacted.

Our primary source of revenue is generated from our management agreements with Indian Tribes, which have finite terms.

The primary source of our revenues in 2008 was generated from our management agreement at the Four Winds Casino Resort, a contract which expires in August 2012. With the profits we anticipate from its remaining life, as well as our other management contracts at the Cimarron Casino and at the Red Hawk Casino, which also have finite terms (Cimarron Casino management contract expires in March 2013 and the Red Hawk Casino management contract expires in December 2015), we will need to develop and realize new business opportunities to sustain our growth.

The completion of our planned Indian and non-Indian casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control.

The opening of each of our proposed facilities under development will be contingent upon, among other things, the completion of construction, hiring and training of sufficient personnel and receipt of all regulatory licenses, permits, allocations and authorizations. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

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

Delays in the completion of our current development projects, or the failure of such projects to be completed at all, may cause our operating results to fluctuate significantly and may adversely affect our profitability. In addition, once developed, no assurances can be given that these casinos, or our casinos that are currently open, will operate on a profitable basis or to attract a sufficient number of guests, gaming customers and other visitors to make the various operations profitable independently. With each project we are subject to the risk that our investment may be lost if the project cannot obtain adequate financing to complete development and open the casino successfully. In some cases, we may be forced to provide more financing than we originally planned in order to complete development, increasing the risk to us in the event of a default by the casino. In addition, because our future growth in revenues and our ability to generate profits will depend to a large extent on our ability to increase the number of our managed casinos or develop new business opportunities, the delays in the completion or the non-completion of our current development projects may adversely affect our ability to realize future growth in revenues and future profits.

The termination of our management, development, consulting or financing agreements with Indian tribes, coupled with possible inability to identify new projects or other business opportunities, may have a material adverse effect on our results of operations and financial condition.

Our current management, development, consulting or financing agreements have finite lives and provide that such contracts may be terminated under certain circumstances including, without limitation, upon the failure to obtain NIGC approval for the project, the loss of requisite gaming licenses, or an exercise by an Indian tribe of its buy out option. Without the realization of new business opportunities or new management, development, consulting or financing agreements, termination of our current management, development, consulting or financing agreements could have a material adverse effect on our results of operations and financial condition.

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

The NIGC has the power to require modifications to Indian management contracts under certain circumstances or to void such contracts or ancillary agreements including loan agreements if the management company fails to obtain requisite approvals or to comply with applicable laws and regulations. The NIGC has the right to review each contract and has the authority to reduce the term of a management contract or the management fee or otherwise require modification of the contract, which could have an adverse effect on us. Currently, management contracts for the Cimarron Casino, the Four Winds Casino Resort, and the Red Hawk Casino have been approved by the NIGC. The other management contracts have not received final approval by the NIGC and may require modification prior to receiving approval.

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

Good personal and professional relationships with Indian tribes and their officials are critical to our proposed and future Indian-related gaming operations and activities, including our ability to obtain, develop and execute management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribe officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may cause delays in the completion of a development project with that Indian tribe or prevent the project’s completion altogether, which may have an adverse effect on the results of our operations. As previously announced, our professional relationships with the tribal officials of the Kickapoo Tribe and the Pawnee Nation deteriorated. The casino development projects were adversely impacted, which has resulted in the termination of the Kickapoo Tribe casino project in 2005 and the Pawnee Nation casino projects in 2007.

If we are unable to liquidate our investments to provide liquidity when and as needed, and we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals.

On October 3, 2008, Lakes entered into the Credit Line with UBS. Lakes has drawn all amounts available under the Credit Line. As of December 28, 2008, approximately $18.2 million is outstanding under the Credit Line.

As discussed in Item VIII, Part II of this Annual Report on Form 10-K, Lakes closed on an $8.0 million Loan Agreement on October 28, 2008, to fulfill its near-term liquidity needs. As of December 28, 2008, Lakes has drawn $2 million from the Loan Agreement. Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects. Given the current state of the debt markets, obtaining such capital on terms that make the projects financially viable may be difficult. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

If additional financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants and further leveraging of our limited assets. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

We may be unable to generate sufficient cash flow to satisfy our debt obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on and to refinance our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be adversely impacted.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of December 28, 2008, we had $26.8 million of principal invested in ARS.

On November 3, 2008, Lakes accepted an offer from UBS giving Lakes rights to sell its ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012 (the “Rights”). The par value of Lakes’ ARS is approximately $26.8 million.

UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. The estimated fair value of our ARS holdings at December 28, 2008, was $22.2 million, and the estimated fair value of the Rights asset associated with the settlement between Lakes and UBS was $4.3 million.

If UBS does not perform on its obligation to buy Lakes’ ARS during the period of June 30, 2010, through July 2, 2012, uncertainties in the capital and credit markets continue or these markets deteriorate further, or we experience any ratings downgrades on any ARS investments in our portfolio, then we may incur losses on our ARS or the associated Rights, which would negatively affect our financial condition, cash flow and/or reported earnings.

If one or more of our Indian casino projects fail, the recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial results.

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Indian tribes pursuant to our financing agreements with varying degrees of collection risk, and with repayment often dependent on the operating performance of each gaming property. These loans, except for the current portion on open projects, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At December 28, 2008, we had $118.0 million in assets related to Indian casino projects, of which $63.9 million was in the form of notes receivable. The notes receivable represented approximately 39% of our total assets. See Note 6 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The loans are made to Indian tribes for pre-construction financing related to gaming properties being developed by us. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in the management contracts. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts, land held for development and other costs incurred in connection with opening the Indian casinos of $47.6 million, $1.8 million and $4.8 million, respectively, at December 28, 2008. It is possible that one or more of our Indian casino projects will not open, or fail after opening, which will render the majority of the assets related to the failed Indian casino project impaired. See our accounting policy within Note 2 of the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

During September 2005, legislation was proposed to amend the Gambling Devices Act of 1962 which could negatively affect projected management/consulting fees to be received from the Jamul Casino project.

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

This proposed legislation concerning the Johnson Act amendments has never been introduced as a bill in Congress. If such legislation is introduced and subsequently passed, it could affect our planned casino operations for the Jamul Tribe and could affect management/consulting fees to be received by us under this project, because Class II gaming devices are currently planned to be used at the Jamul Casino. If the Department of Justice proposed legislation is ever passed, there is no assurance that substitute allowable Class II gaming devices would result in the same projected operating results as the Class II gaming devices currently planned to be used by the Jamul Casino project. If this were to occur, it could have a material adverse effect on our results of operations and financial conditions.

In October 2007, the NIGC issued revised proposed regulations concerning classification of gaming devices which could negatively affect projected management/consulting fees to be received from the Jamul Casino project.

In May 2006, in response to the Department of Justice decision not to proceed with its proposed legislation to amend the Johnson Act, the NIGC proposed new regulations concerning the classification of gaming devices. These proposed regulations, if adopted, could restrict the types of gaming devices permitted as Class II games under IGRA, and such restrictions could limit the type of gaming devices planned to be used at the Jamul Casino. If the NIGC proposed regulations are adopted as published, there is no assurance that substitute allowable Class II gaming devices would result in the same projected operating results as the Class II gaming devices currently planned to be used for the Jamul Casino. If this were to occur it could have a material adverse effect on our results of operations and financial conditions. In February 2007, after receiving numerous negative comments to the proposed regulations from tribes and industry companies, the NIGC withdrew its proposed rules and indicated it would attempt to review and modify the proposed regulations and publish a new version at a later date.

On October 24, 2007, the NIGC published its revised proposed rules concerning the classification of games and companion proposed rules related to technical standards for Class II gaming devices, revised definitions for determining Class III gaming devices and minimum internal control standards (“MICS”) for Class II gaming. In October 2008, following substantial criticism from tribes and industry companies, the NIGC officially withdrew its proposed rules that would create a system for game classification as well as modify the definition for determining Class III gaming devices, but did publish final rules pertaining to technical standards and MICS for Class II gaming. Neither of the final rules published by the NIGC attempted to distinguish Class II gaming systems from Class III gaming devices. At the present time, the NIGC has indicated that it has no intention to propose regulations similar to the withdrawn proposed rules that would create a system for game classification as well as modify the definition for determining Class III gaming devices, but there is no guarantee that the NIGC will not in the future seek such regulatory changes. If such regulatory changes were proposed, however, lawsuits challenging the revised proposed regulations are likely if final regulations substantially similar to the revised proposed regulations are adopted. These lawsuits could delay the implementation of the revised proposed regulations for some time or completely if the lawsuits are successful.

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

Our success depends largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. We have obtained a $20 million key man life insurance policy on him.

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

Our Articles of Incorporation authorize our Board of Directors to issue up to 200 million shares of capital stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. The Board of Directors may authorize additional classes or series of shares that may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could adversely affect the rights of holders of our common stock and reduce the value of our common stock. Additional classes of stock that may be authorized by our Board of Directors for issuance in the future could make it more difficult for a third party to acquire us, even if a majority of our holders of common stock approved of such acquisition.

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

As of December 28, 2008, we had options outstanding to acquire 2.9 million shares of our common stock, exercisable at prices ranging from $2.86 to $16.84 per share, with a weighted average exercise price of approximately $6.60 per share. During the terms of these options, the holders may have the opportunity to profit from an increase in the market price of our common stock with resulting dilution to the holders of shares who purchased shares for a price higher than the respective exercise or conversion price. In addition, the increase in the outstanding shares of our common stock as a result of the exercise or conversion of these options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 28, 2008, these shares consist of approximately 5.3 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and, occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants.

ITEM 3.	LEGAL PROCEEDINGS

El Dorado County, California Litigation

Various litigation initiated by local government and an activist group intended to block the construction of and access to the Red Hawk Casino was successfully defended and concluded on July 16, 2008, and the casino subsequently opened to the public on December 17, 2008.

Louisiana Department of Revenue Litigation Tax Matter

The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. Depositions of the Louisiana Department of Revenue are tentatively scheduled to occur in March 2009. Lakes may be required to pay up to the $8.6 million assessment plus interest and fees if Lakes is not successful in this matter. We have recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

Lakes’ common stock currently trades on the NASDAQ Global Market. The high and low sales prices per share of Lakes common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended December 28, 2008:
High	$7.39	$6.82	$8.64	$6.97
Low	3.95	3.86	4.37	2.04
Year Ended December 30, 2007:
High	$11.86	$13.47	$12.42	$10.02
Low	8.00	10.24	9.37	5.70

On March 10, 2009, the last reported sale price for the common stock was $2.10 per share. As of March 10, 2009, Lakes had approximately 865 shareholders of record.

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

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. Lakes previously owned 12,480,000 shares, or approximately 61%, of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The dividend ratio for shareholders of record on the record date was approximately 0.479 shares of WPTE common stock for each share of Lakes common stock. Lakes shareholders received whole shares of WPTE common stock in book entry form and cash payments for fractional shares. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 28, 2008.

Performance Graph

The following line-graph presents and compares cumulative, five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, a peer group index constructed by us, or issuers with similar market capitalizations. The following presentation compares our common stock price during the period from December 28, 2003, to December 28, 2008, to the NASDAQ Global Stock Market and the Russell 2000 Index.

We do not believe that we can reasonably identify a peer group and we believe there is no published industry or line-of-business index that provides a meaningful comparison of shareholder returns. Therefore, we have elected to use the Russell 2000 Index in compiling our stock performance graph because we believe the Russell 2000 Index provides a better comparison of shareholder returns for companies with market capitalizations similar to that of ours.

The comparisons in the graph are required by the Securities and Exchange Commission (“SEC”) and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lakes Entertainment, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/28/03 in stock & index-including reinvestment of dividends. Fiscal year ending December 28, 2008.

	Cumulative Total Return
	12/03	3/04	6/04	9/04	12/04	3/05	6/05	9/05	12/05	3/06
Lakes Entertainment, Inc.	100.00	157.89	143.28	129.78	201.73	222.91	190.71	124.46	82.35	134.74
NASDAQ Stock Market (U.S.)	100.00	100.18	103.16	96.49	110.08	101.53	104.08	109.76	112.88	120.64
Russell 2000	100.00	106.26	106.76	103.71	118.33	112.01	116.85	122.33	123.72	140.96

	6/06	9/06	12/06	3/07	6/07	9/07	12/07	3/08	6/08	9/08	12/08
Lakes Entertainment, Inc.	149.72	119.63	133.62	138.08	146.25	118.02	85.82	54.74	81.49	81.67	52.12
NASDAQ Stock Market (U.S.)	112.68	117.54	126.51	127.08	136.04	141.77	138.13	118.70	119.92	106.41	80.47
Russell 2000	133.88	134.47	146.44	149.29	155.88	151.06	144.15	129.88	130.64	129.18	95.44

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of earnings (loss) data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Fiscal Year Ended or as of:
	Dec. 28,	Dec. 30,	Dec. 31,	Jan. 1,	Jan. 2,
	2008	2007	2006	2006	2005
	(1)	(2)	(3)(5)	(5)	(4)(5)
	(In millions, except per share amounts)

Results of Continuing Operations:
Total revenues	$24	$7	$1	$—	$—
Earnings (loss) from continuing operations	(69)	(7)	34	(10)	(17)
Net earnings (loss) from continuing operations applicable to common shareholders	(78)	(9)	15	(9)	(5)
Net earnings (loss) from continuing operations applicable to common shareholders per share — basic	(3.10)	(0.38)	0.66	(0.39)	(0.22)
Net earnings (loss) from continuing operations applicable to common shareholders per share — diluted	(3.10)	(0.38)	0.61	(0.39)	(0.22)
Balance Sheet:
Cash and cash equivalents — unrestricted	$6	$5	$1	$8	$24
Total assets	165	215	310	185	172
Total long-term liabilities	7	7	110	10	—
Shareholders’ equity	118	207	205	178	183

(1)	Results for the fiscal year ended December 28, 2008 included the following significant items:

•	impairment losses of $4.0 million associated with the Vicksburg project;

•	unrealized losses of $15.6 million related to the notes receivable associated with the Jamul Casino project;

•	impairment losses of $14.1 million related to the intangible assets associated with the Jamul Casino project;

•	impairment losses of $5.9 million related to the land held for development associated with the Jamul Casino project;

•	expenses of $28.7 million incurred on the Ohio casino resort initiative;

•	gains of $4.3 million associated with Lakes’ Rights asset; and

•	losses of $4.5 million associated with the transfer of Lakes’ ARS from available-for-sale securities to trading securities.

(2)	Results for the fiscal year ended December 30, 2007 included the following significant items:

•	unrealized gains of $8.9 million related to the notes receivable associated with the Shingle Springs Tribe;

•	interest income of $4.9 million resulting from the repayment of land previously purchased on behalf of the Shingle Springs Tribe; and

•	loss on extinguishment of debt of $3.8 million related to the repayment of Lakes’ $105 million credit agreement.

(3)	Results for the fiscal year ended December 31, 2006 included the following significant items:

•	realized and unrealized gains of $36 million related to the notes receivable associated with the Pokagon Band;

•	unrealized gains of $11.6 million related to the notes receivable associated with the Shingle Springs Tribe;

•	interest expense of $9.3 million as a result of debt outstanding during 2006; and

•	loss on extinguishment of debt of approximately $6.8 million, resulting from Lakes’ debt repayment to PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”).

(4)	Results for the fiscal year ended January 2, 2005 included the following significant items:

•	impairment losses of $5.8 million on long-term assets related to the Nipmuc Nation project; and

•	other income of $11.3 million related to a settlement with Grand Casinos which resulted from a 1998 tax sharing agreement.

(5)	The balance sheet information as of December 31, 2006, January 1, 2006, and January 2, 2005, and the statement of operations information for the fiscal years ended January 1, 2006 and January 2, 2005 are not covered by the report of the current independent registered public accounting firm.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We are currently managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines.

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 80 table games, a 15-table poker room, a 160-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. In addition, there is local opposition to this project that could cause further delays even if access issues are resolved. These factors, in combination with the current general economic environment and the increasingly uncertain financial and credit markets caused us to reduce the value of our assets associated with this project during the fourth quarter of 2008. Although the value of our assets related to the Jamul Casino project were significantly reduced, we currently expect to continue with the project. We acknowledge that significant risk exists related to this project.

However, the Jamul Tribe has the two basic requirements to eventually build a successful project - federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project altogether. We will continue to monitor the status of this project.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

We have also explored, and continue to explore, other development projects with Indian tribes. We also explore other non-Indian casino development projects and other business activities.

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. Lakes previously owned 12,480,000 or approximately 61% of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations.

Results of continuing operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 28, 2008.

Fiscal year ended December 28, 2008 (“fiscal 2008”) compared to fiscal year ended December 30, 2007 (“fiscal 2007”)

Revenues.  Total revenues were $24.3 million for fiscal 2008 compared to $6.7 million for fiscal 2007. Lakes’ revenue increase of $17.6 million was primarily associated with casino management fees resulting from a full year of contribution of management fees from the Four Winds Casino Resort. Fiscal 2008 revenues also included a full year contribution of casino management fees from the Cimarron Casino and a partial month of casino management fees from the Red Hawk Casino, which opened to the public on December 17, 2008. Lakes’ revenues during fiscal 2007 primarily related to five months of casino management fees from the Four Winds Casino Resort, which opened to the public in August 2007, along with a full year contribution of casino management fees from the Cimarron Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $15.3 million for fiscal 2008 compared to $17.8 million for fiscal 2007. The decrease of approximately $2.5 million from fiscal 2007 was primarily due to a reduction in share-based compensation expense and professional fees . For fiscal 2008, Lakes’ selling, general and administrative expenses included payroll and related expenses of $8.6 million (including share-based compensation), travel expenses of $3.0 million and professional fees of $2.2 million. For fiscal 2007, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $10.3 million including share-based compensation expense for all share-based payment awards, travel-related costs of $2.5 million and professional fees of $3.3 million.

Ohio initiative costs.  Ohio initiative costs were $28.7 million for fiscal 2008. Lakes incurred these costs related to the proposed Ohio casino resort initiative in Clinton County, Ohio. On November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes does not expect to recover these costs.

Impairment losses.  Impairment losses were $24.0 million in fiscal 2008 and $0.3 million in fiscal 2007. Impairment losses in fiscal 2008 related to long-term assets associated with the Jamul Casino project were $20.0 million Based on a number of factors discussed in our Business Section and on the previous page, we lowered our estimation of the probability of eventual opening of this project to 50%, we adjusted the projected opening date to 2014, and we increased the discount rate to 23.5%. As a result, we recognized an impairment of $14.1 million related to the intangible assets associated with the Jamul project during the fourth quarter of 2008. In addition we adjusted the land held for development related to this project to its estimated fair value of $1.0 million as of December 28, 2008, and recognized an impairment of $5.9 million during the fourth quarter of 2008. Lakes has received various regulatory approvals to develop a non-Indian owned casino on approximately 400 acres near Vicksburg, Mississippi. A total of $9.4 million has been invested as of December 28, 2008. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008, and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

Impairment losses in fiscal 2007 of $0.3 million related to a casino project with the Pawnee Nation, which resulted from termination of the relationship between Lakes and the Pawnee Nation.

Amortization of intangible assets related to Indian casino projects.   Amortization of intangible assets related to Indian casino projects was $6.9 million for fiscal 2008 compared to $2.8 million for fiscal 2007. The increase in fiscal 2008 related primarily to a full year of amortization associated with the Four Winds Casino Resort. Amortization of intangible assets related to the Indian casino projects for fiscal 2007 related primarily to five months of amortization associated with the Four Winds Casino Resort, which began when it opened to the public on August 2, 2007.

Net realized and unrealized gains (losses) on notes receivable.  Net realized and unrealized gains (losses) on notes receivable were ($17.8) million and $7.2 million for fiscal 2008 and fiscal 2007, respectively. Net realized and unrealized gains are the result of adjustment of notes receivable related to Indian casino projects to their estimated fair value based upon project status. Net unrealized losses in fiscal 2008 related primarily to our notes receivable from the Jamul Tribe and the Shingle Springs Tribe.

Based on the current status and uncertainty of the Jamul Casino’s access issues described in the evaluation of critical milestones below, we believe that a near-term positive resolution of the access issues is not probable. In addition, the local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing this project at desirable rates, have caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes has increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. As a result, we recorded an unrealized loss on these notes receivable of approximately $15.6 million during fiscal 2008.

Lakes recorded an unrealized loss of $1.9 million for fiscal 2008 on notes receivable from the Shingle Springs Tribe. The unrealized loss was primarily related to the worsening financial markets, as discussed above, which increased the discount rate to 18.5% for this project in the fourth quarter of 2008. The unrealized loss recorded by Lakes of $6.6 million during the fourth quarter of 2008 more than offset the unrealized gains on the notes receivable of $4.7 million that were incurred earlier in fiscal 2008, which resulted from continued progress towards the December 17, 2008 opening of the Red Hawk Casino.

Fiscal 2007 net unrealized gains were primarily associated with our notes receivable from the Shingle Springs Tribe and were the result of the close of third party financing by an affiliate of the Shingle Springs Tribe in June of 2007, which resulted in an increased probability of opening of the casino development project with the Shingle

Springs Tribe as well as continued progress on the construction of the Red Hawk Casino project. The result was an unrealized gain of approximately $8.9 million during fiscal 2007. Partially offsetting this gain was an unrealized loss of approximately $2.7 million related to a decrease in fair value of the notes receivable from the Jamul Tribe which resulted primarily from an increase in the discount rate due to a decrease in estimated operating results from the casino operation once open.

Other income (expense).  Other income (expense) for fiscal 2008 primarily includes a $4.3 million gain associated with Lakes’ Rights from the November 2008 settlement with UBS. The gain was offset by a $4.5 million loss associated with the transfer of Lakes’ ARS from available-for-sale securities to trading securities. The transfer to trading securities reflects management’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012.

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

Income Taxes.  The income tax provision was $9.1 million in fiscal 2008 compared to $2.4 million in fiscal 2007, both consisting of changes in the valuation allowance associated with deferred tax assets and interest on the Louisiana tax audit matter. In fiscal 2008, the provision also included $3.1 million associated with tax benefits related to stock options exercises. The effective tax rates for fiscal 2008 and fiscal 2007 were 13.2% and 45.1%, respectively.

In conjunction with Lakes’ dividend of WPTE shares (Note 3), Lakes realized a taxable gain from the transaction of approximately $5 million offset by capital loss carryforwards (and utilized approximately $1.9 million of deferred tax assets) during fiscal 2008. Management has concluded that it is more likely than not that the tax benefits associated with Lakes’ remaining capital loss carryforwards will not be realized in the foreseeable future. As a result, a 100% valuation allowance has been provided against the remaining deferred tax assets as of December 28, 2008. Lakes’ income tax provision in fiscal 2008 and 2007 included approximately $1.0 million of interest on a Louisiana tax audit matter. In fiscal 2007 the provision was offset by the recognition of an income tax benefit of approximately $1.7 million related to the settlement of an IRS tax audit matter

Additionally, in accordance with SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”), we evaluated the ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a valuation allowance was appropriate at December 28, 2008 and December 30, 2007. We evaluated all evidence and determined net losses (excluding net realized and unrealized gains on notes receivable, which are not considered verifiable evidence of future taxable income) generated over the past five years outweighed the current positive evidence that we believe exists surrounding our ability to generate significant income from our long-term assets related to Indian casino projects. Therefore, we have recorded a 100% valuation allowance against these items at December 28, 2008, and December 30, 2007.

Outlook.  During fiscal 2009, Lakes expects significant revenues from the management of Indian casino properties, including from the Four Winds Casino Resort, from the Cimarron Casino and from the Red Hawk Casino, which opened in December of 2008. However, due to the relatively short operating history of the casinos we currently manage, we do not plan to provide revenue guidance.

We plan for 2009 selling, general and administrative expenses to remain relatively consistent with 2008 results. In addition, we currently expect amortization of intangible assets related to Indian casino projects to increase in 2009 as a result of amortization expense associated with the Red Hawk Casino in 2009.

Fiscal 2007 compared to fiscal year ended December 31, 2006 (“fiscal 2006”)

Revenues.  Total revenues were $6.7 million for fiscal 2007 compared to $0.6 million for fiscal 2006 an increase of $6.1 million. Lakes’ casino management fees were $6.6 million during fiscal 2007 compared to casino management and consulting fees of $0.6 million during fiscal 2006. Lakes’ casino management fees during fiscal 2007 related to fees from the management of the Four Winds Casino Resort for approximately five months and the Cimarron Casino for the full fiscal year. Lakes’ casino management and consulting fees during fiscal 2006 primarily related to fees from the Cimarron Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $17.8 million for fiscal 2007 compared to $16.9 million for fiscal 2006. The increase primarily related to additional costs associated with increased development and management activities related to Lakes’ Indian casino projects. For fiscal 2007, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $10.3 million including share-based compensation expense for all share-based payment awards, travel-related costs of $2.5 million and professional fees of $3.3 million.

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

Net realized and unrealized gains on notes receivable.  Net realized and unrealized gains on notes receivable were $7.2 million and $51.7 million for fiscal 2007 and fiscal 2006, respectively. Net realized and unrealized gains are the result of adjustment of notes receivable related to Tribal casino projects to their estimated fair value based upon current Tribal casino project status. Net realized and unrealized gains in fiscal 2007 related primarily to our notes receivable from the Shingle Springs Tribe, which were partially offset by unrealized losses from our notes receivable from the Jamul Tribe. The unrealized gains associated with our notes receivable from the Shingle Springs Tribe were primarily the result of the close of third party financing by an affiliate of the Shingle Springs Tribe in June of 2007, which resulted in an increased probability of opening of the casino development project with the Shingle Springs Tribe as well as continued progress on the construction of this project. The result was an unrealized gain of approximately $8.9 million during fiscal 2007. The decrease in fair value of the notes receivable from the Jamul Tribe relates primarily to an increase in the discount rate due to a decrease in estimated operating results from the casino operation once open. The result was an unrealized loss of approximately ($2.7) million during fiscal 2007.

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

Other income (expense).  Other income (expense) for fiscal 2007 was $2.0 million compared to ($15.0) million for fiscal 2006. In conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in June of 2007. In March 2007, Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band (and assumed by the Pokagon Gaming Authority) at an agreed upon price of 98% of the face value of the loans as of the settlement date of March 2, 2007. This participation arrangement was accounted for as a sale during 2007. Lakes’ then existing $105 million credit agreement was repaid with proceeds from the Pokagon notes receivable participation transaction. This repayment resulted in a loss on extinguishment of debt of approximately $3.8 million during March of 2007. In February 2007, we registered for resale the shares underlying the warrant issued to PLKS. As a result, the related warrant liability was adjusted to its estimated fair value at that time, which resulted in a decrease to interest expense of approximately $2.3 million for fiscal 2007.

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

Income Taxes.  The income tax provision was $2.4 million in fiscal 2007 compared to $3.8 million in fiscal 2006. The effective tax rates for fiscal 2007 and fiscal 2006 were 45.1% and 20.2%, respectively. Lakes’ income tax provision in fiscal 2007 consists primarily of a valuation allowance against deferred tax assets related to capital losses for the portion that were not expected to be realized and approximately $1.1 million of interest on a Louisiana tax audit matter (Note 13 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). These items were partially offset by the recognition of an income tax benefit of approximately $1.7 million related to the settlement of an IRS tax audit matter (Note 10 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). Lakes’ fiscal 2006 income tax provision consists primarily of approximately $2.0 million related to the IRS tax audit matter, approximately $2.4 million related to the reversal of deferred tax assets related to the losses that were reversed during the period related to the Kickapoo Tribe and approximately $1.1 million of interest on a Louisiana tax audit matter. These items were partially offset by the recognition of a benefit of approximately $2.0 million related to the write-off of long-term assets related to the Chilocco and Travel Plaza casino development projects with the Pawnee Nation during fiscal 2006.

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

Liquidity and Capital Resources

As of December 28, 2008, we had $6.2 million in cash and cash equivalents and $22.2 million of long-term investments in securities recorded at estimated fair value. We currently believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed below will be sufficient to meet our working capital requirements during the next 12 months. However, our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. Declines in consumer spending may cause our revenue generated from the management of Indian casinos to be adversely impacted. Current economic conditions may impact our inability to finance projects under development.

As discussed in the overview above, on October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. The date of distribution was November 21, 2008. WPTE cash and investments have not been used in our business. The exclusion of WPTE from our consolidated financial statements will not have an impact on Lakes’ cash position.

All of our investments in securities are ARS, held by UBS and are classified as trading securities as of December 28, 2008. As a result of liquidity issues surrounding our ARS, our ARS are classified as long-term investments in securities in our consolidated balance sheet as of December 28, 2008. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

On November 3, 2008, we accepted an offer from UBS giving us nontransferable rights to sell our ARS (the “Rights”), held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $26.8 million. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

During 2008, we entered into a Credit Line with UBS which enabled us to draw $18.2 million and is secured by our ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points. As of December 28, 2008, approximately $18.2 million was outstanding under the Credit Line.

Also in October 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. The Loan Agreement is collateralized by primarily all of our interest in real property we own in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of December 28, 2008, Lakes has drawn $2 million under the Loan Agreement.

During 2008, Lakes has recognized significant revenues from the management of Indian casino properties, and going forward Lakes expects this trend to continue as Lakes is managing the Cimarron Casino, the Four Winds Casino Resort and now the Red Hawk Casino, which opened on December 17, 2008. However, because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment no assurance can be given that this will occur. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years, in addition to on-going corporate costs and costs incurred during 2008 for the Ohio casino resort initiative. These loans to our tribal partners are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes funded approximately $29 million related to this casino resort initiative effort in 2008. Lakes does not expect to recover these amounts. Further, Lakes does not expect to incur any costs in the foreseeable future related to the proposed casino resort initiative.

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure to losses and other adverse consequences in the event of a default by any of these tribes. Additionally, we may be required to pay taxes of up to approximately $8.6 million plus interest and fees related to a tax matter. See Note 13 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

If our casino development projects with the Iowa Tribe and the Jamul Tribe are not constructed or if constructed, do not achieve profitable operations in the highly competitive market for gaming activities, it is likely that we would incur substantial or complete losses on our notes receivable from Indian tribes and related intangible assets associated with the acquisition of the management, development, consulting and financing contracts. In addition, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.

The following table summarizes the remaining contractual obligations as of December 28, 2008 (in millions):

	Payment Due by Period
		Less Than			More Than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1) Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	7.3	2.1	3.5	1.7	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Non-revolving line of credit loan agreement(6)	2.0	—	2.0	—	—
Operating leases(7)	4.6	0.4	0.9	0.9	2.4

	$13.9	$2.5	$6.4	$2.6	$2.4

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) and (4) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 28, 2008.

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

Tribe is being modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State of California or the NIGC.

(3)	We may be required to pay Mr. Kean and Mr. Argovitz under their respective agreements with Lakes resulting from the opening of the Red Hawk Casino on December 17, 2008. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

(4)	Upon opening of the Four Winds Casino Resort, we became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with us obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. We are also obligated to pay approximately $3 million over 24 months to a separate, unrelated third party on behalf of the Pokagon Band in accordance with the management contract, which also became payable upon the opening of the casino. (See Note 14 to the consolidated financial statements in Item 8 of this Annual Report on Form 10-K).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	In October 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. See Note 9 to the Consolidated Financial Statements in Item 8 of this Annual Report on Form 10-K.

(7)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018 and has certain other operating leases.

We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. We have incurred cumulative development and land development costs of approximately $9.4 million relating to the development of such casino in Vicksburg, Mississippi. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008 and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

Critical accounting policies and estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, litigation costs, income taxes, share-based compensation and derivative financial instruments. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Share-based compensation expense:  We use the Black-Scholes option pricing method to establish fair value of options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

Income taxes:  We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”).  The determination of the our income tax-related account balances requires the exercise of significant judgment by management. Accordingly, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be recovered from future taxable income and establish a valuation allowance when management believes recovery is not likely.

We also account for uncertainty in income taxes recognized in financial statements under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. Lakes records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

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

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the contracts which commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

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

The consolidated balance sheets as of December 28, 2008 and December 30, 2007 include long-term assets related to Indian casino projects of $108.9 million and $157.5 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	December 28, 2008
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable(*)	$—	$44,002	$7,116	$3,587	$—	$54,705
Intangible assets related to Indian casino projects	24,060	22,216	—	1,310	—	47,586
Land held for development	—	—	960	850	—	1,810
Other(**)	60	767	847	388	2,719	4,781

	$24,120	$66,985	$8,923	$6,135	$2,719	$108,882

	December 30, 2007
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, at estimated fair value	$—	$53,592	$21,406	$3,797	$—	$78,795
Intangible assets related to Indian casino projects	30,775	21,923	11,972	1,240	—	65,910
Land held for development	—	—	6,783	848	—	7,631
Other(**)	60	767	1,061	569	2,719	5,176

	$30,835	$76,282	$41,222	$6,454	$2,719	$157,512

(*)	The notes receivable from the Shingle Springs Tribe were recorded at their estimated fair value upon opening of the Red Hawk Casino on December 17, 2008 and notes receivable from all Indian casino projects under development have been recorded at their estimated fair value pursuant to our accounting policy for long-term assets related to Indian casino projects as previously described. Approximately $9.2 million of the notes receivable from the Shingle Springs Tribe are due within the next fiscal year and have been classified as a current asset in the consolidated balance sheet as of December 28, 2008.

(**)	Includes notes receivables from related parties of $4.3 million as of December 28, 2008 and December 30, 2007. See Note 14 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

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

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

Jamul Tribe:

	As of December 28, 2008	As of December 30, 2007

Face value of note (principal and interest)	$49,171	$42,426
	($33,567 principal and $15,604 interest)	($30,114 principal and 12,312 interest)
Estimated months until casino opens (weighted-average of three scenarios)(*)	64 months	29 months
Projected interest rate until casino opens	6.45%	9.12%
Projected interest rate during the loan repayment term	8.32%	10.46%
Discount rate(*)	23.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting off our scenarios)(*)	50%	85%

(*)	Lakes believes that a near-term resolution of the access issue described in the evaluation of critical milestones below is not probable. In addition, the local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes has increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

The following table represents a sensitivity analysis prepared by Lakes of the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Sensitivity Analysis
	As of December 28, 2008	As of December 30, 2007

Estimated fair value of notes receivable	$7,116	$21,406
5% less probable	$6,428	$20,151
One year delay	$6,177	$19,540
Both 5% less probable and one year delay	$5,582	$18,395
5% increased probability	$7,804	$22,661
One year sooner	$8,204	$23,450
Both 5% increased probability and one year sooner	$9,001	$24,826

The assumption changes used in the sensitivity analysis above are hypothetical. The effect of the variation in the probability assumption and estimated opening date on the estimated fair value of the notes receivable from the Jamul Tribe was calculated without changing any other assumptions; however, in reality, changes in these factors may result in changes in another. For example, the change in probability could be associated with a change in discount rate, which might magnify or counteract the sensitivities.

The following represents the nature of the advances to the tribes for projects under development (the Jamul Tribe and the Iowa Tribe), which represent the principal amount of the notes receivable, as of December 28, 2008 and December 30, 2007.

	As of December 28, 2008
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$32,617	$3,746	$36,363
Note receivable, land(b)	950	988	1,938

	$33,567	$4,734	$38,301

	As of December 30, 2007
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$29,164	$3,490	$32,654
Note receivable, land(b)	950	986	1,936

	$30,114	$4,476	$34,590

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of December 28, 2008 and December 30, 2007 (in thousands):

	December 28,	December 30,
Jamul Tribe	2008	2007

Monthly stipend	$5,687	$5,069
Construction	2,102	1,210
Legal	4,598	4,342
Environmental	2,292	2,288
Design	14,324	12,782
Gaming license	917	779
Lobbyist	2,697	2,694

	$32,617	$29,164

Evaluation of impairment related to long-term assets related to Indian casino projects, excluding the notes receivable, which are recorded at their estimated fair value:

Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment based on the estimated undiscounted cash flows from the applicable management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment loss would be recorded, based on the difference between the estimated fair value and carrying value of the assets.

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, the Four Winds Casino Resort since August of 2007, and the recently opened Red Hawk Casino since December of 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

The primary assumptions included within management’s financial model for the Jamul Casino project are as follows:

Jamul Tribe

Lakes and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

	December 28, 2008	December 30, 2007

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

The Jamul Casino project has been delayed due to various political and regulatory issues related to access to the proposed casino site. Because of these issues and the increasingly uncertain financial and credit markets, during the fourth quarter of 2008, Lakes reduced the value of its assets associated with this project. Although the value of Lakes’ assets related to the Jamul Casino project were significantly lowered, Lakes currently expects to continue with the project.

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. We receive approximately 24% of net income up to a certain level and 19% of net income over that level, as a management fee. The term of the management contract is five years, which began on August 2, 2007. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Four Winds Casino Resort. The Pokagon Band may also buy out the management contract after two years from the opening date. The buy-out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. The NIGC approved the management contract in March 2006.

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to between 21% and 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $77 million furniture, furnishings and equipment financing and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Red Hawk Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the management contract (but not during any renewal term of such management contract). Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in our subsidiary and then be entitled to obtain a 15% equity interest in our entity that holds the rights to the management contract with the Red Hawk Casino project. If he is not found suitable or does not elect to purchase equity interests in our subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the casino management contract (but not during any renewal term of such management contract). As of December 28, 2008, neither Mr. Kean nor Mr. Argovitz had provided evidence of suitability by relevant gaming authorities or elected to receive annual payments of $1 million as described above.

Jamul Tribe

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”). In addition, CalTrans issued a letter to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94.

The Jamul Tribe then submitted an application to the BIA for recognition of an access drive across its land to create an alternative means of access to the site over an IRR. In September 2008, the BIA notified the Jamul Tribe that the alternative means of access to the site had been approved as an IRR. The IRR would allow the Jamul Tribe to construct a second potential access point without the need for a permit from County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans by its lack of response indicated that it views this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. CalTrans responded to the complaint with a motion to dismiss based upon 11th amendment rights of sovereign immunity. A preliminary hearing on the issue was held on December 19, 2008, and the judge dismissed CalTrans’ motion. CalTrans answered Jamul’s complaint and denied the allegations. The parties met during February 2009 to discuss the situation. CalTrans indicated that they do not intend to block access to the reservation, and the Jamul Tribe is considering a stay if its federal lawsuit and they will proceed with an Environmental Impact Study which CalTrans would then consider for approval and issuance of the necessary permits.

Lakes believes that a near-term resolution of the access issue is not probable. In addition, the local opposition to this project has not been resolved and Lakes current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes has increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. As a result, Lakes recorded an unrealized loss on its notes receivable of approximately $15.6 million, an impairment related to the intangible assets of $14.1 million and an impairment related to the land held for development of $5.9 million during fiscal 2008.

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Throughout fiscal 2007, Lakes and the Jamul Tribe were evaluating the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The proposed gaming facility has been reduced in size and scope because the State’s comments on the Jamul Tribe’s existing compact or a proposed new contract is expected to take more time than is currently acceptable to the Jamul Tribe. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe (discussed below) will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing of up to $350 million, from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. Under the current development financing and services agreement, Lakes is entitled to receive a flat fee of $15 million for its development design services, and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. However, as discussed above, this agreement is planned to be modified with resulting lower fees to Lakes. There is also no assurance that third party financing will be available with acceptable terms. If Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal 2008, fiscal 2007 and fiscal 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	December 28, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	Yes

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe and Lakes entered into a development financing and services agreement in March 2006, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	No, see discussion below regarding the federal complaint filed by the Jamul Tribe against CalTrans.	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-tern.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The Jamul Tribe and the State of California have had a series of recent meetings to discuss what requirements the State has to either allow the project to be built as currently planned or to enter into a new compact similar to those approved in 2004 for other tribes in the State. Based on these discussions, the Jamul Tribe is evaluating which of any of these requirements are acceptable or in lieu of a compact, building a casino based solely on class II electronic gaming devices.

Our evaluation and conclusion regarding the above critical milestones and progress.  Although the value of Lakes’ assets related to the Jamul Casino project have been significantly reduced, Lakes currently expects to continue with the project. Lakes acknowledges that significant risk exists related to this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. These factors, in combination with the likelihood that the access issues may be resolved favorably and the possibility of positive changes in the economic environment, could cause the outlook for this project to improve significantly. As a result, Lakes has concluded that it is not currently in Lakes best interest to terminate its involvement with the Jamul Casino project altogether, and forego the possibility of eventual recovery of its advances as well as fees associated with its financing and development agreement related to this project. Lakes will continue to monitor the status of this project.

We entered into a development financing and services agreement with the Jamul Tribe in March 2006, as discussed above which eliminated the need for land contiguous to the reservation land to be taken into trust. We believe that there is no requirement that the NIGC approve the development financing and services agreement. The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process. We have consulted with third-party advisors as to the architectural feasibility of the alternative plan and have been assured that the project can be successfully built on the reservation land.

Iowa Tribe

Business arrangement.  On March 15, 2005, Lakes entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and The Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements became effective as of January 27, 2005. Lakes will consult on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66, until regulatory approvals are received for the management contract for the Ioway Casino Resort and currently manages operations at the Cimarron Casino, located in Perkins Oklahoma.

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

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (the “Cimarron Consulting Agreement”) and management contract (the “Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes has been operating under the Cimarron Management Contract since mid-

2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The Cimarron Casino features approximately 375 electronic gaming machines.

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

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of the end of fiscal 2008, fiscal 2007 and fiscal 2006. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

	December 28, 2008	December 30, 2007	December 31, 2006
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA is currently being prepared and is necessary for the management contract to be approved. Completion of the EA is expected by Spring 2007. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. Subject to obtaining the necessary regulatory approvals and availability of financing for the project, the Ioway Casino Resort could open as early as the fall of 2010.

Pawnee Nation of Oklahoma

Business arrangement.  In 2005, Lakes entered into gaming development and consulting agreements and separate management contracts with the wholly-owned subsidiaries of Pawnee Tribal Development Corporation (collectively referred to as the “Pawnee Nation”). Lakes advanced approximately $4.5 million ($1.8 million and $2.7 million in 2006 and 2005, respectively) to the Pawnee Nation under then existing agreements. As a result of the decision by the Pawnee Nation and Lakes to terminate their relationship and Lakes evaluation of the notes as uncollectible, Lakes wrote-off the advances as of December 31, 2006.

Recently issued accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value and establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS No. 159”). SFAS No. 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations when they are not required to be measured at fair value. Although SFAS No. 157 is effective now and has been adopted for financial assets and liabilities carried at fair value, it will become effective in fiscal 2009 for non-financial assets and liabilities. We do not believe the adoption of the non-financial provisions of SFAS No. 157 or SFAS No. 159 will have a material impact on our future financial position, results of operations or cash flows. See Note 5 for discussion of the fair value election of our Rights asset.

In April 2008, the FASB issued FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51 (“SFAS No. 160”), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 will be effective for fiscal years beginning after December 15, 2008, and early adoption is prohibited. The implementation of this standard is not expected to have a material impact on our financial position, results of operations and operating cash flows.

Seasonality

We believe that the operations of all casinos managed by us are affected by seasonal factors, including holidays, weather and travel conditions.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 28, 2008, the carrying value of our cash and cash equivalents approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under FFELP. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

On November 3, 2008, we accepted an offer from UBS giving us nontransferable rights to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012 (the “Rights”). The par value of our ARS is approximately $26.8 million. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. During 2008, we entered into a Credit Line with UBS which enabled us to draw $18.2 million and is secured by our ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points.

If UBS does not perform on its obligation to buy Lakes ARS during the period of June 30, 2010, through July 2, 2012, and if uncertainties in the capital and credit markets continue, these markets deteriorate further, we experience any ratings downgrades on any ARS investments in our portfolio, then we may incur losses on our ARS or the associated Rights, which would negatively affect our financial condition, cash flow and/or reported earnings.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of December 28, 2008, we had $63.9 million of notes receivable, with a floating interest rate (principal amount of $87.8 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $4.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $0.9 million. A 100 basis point decrease in the reference rate would result in a decrease of $0.9 million in interest income over the same 12 month period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007	51
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	52
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	53
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	54
Notes to Consolidated Financial Statements	55
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2008. We also have audited the Company’s internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompany Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2008 and December 30, 2007, and the consolidated results of its operations and cash flows for each of the years the three-year period ended December 28, 2008, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada
March 11, 2009

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 28,	December 30,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$6,170	$5,396
Investments in securities	—	30,575
Accounts receivable	2,407	812
Current portion of notes receivable from Indian tribes	9,151	—
Other current assets	1,232	98
Current assets of discontinued operations	—	32,511

Total current assets	18,960	69,392

Property and equipment, net	10,985	15,171

Long-term assets related to Indian casino projects:
Notes receivable from Indian tribes, less current portion of $9.2 million in 2008	54,705	78,795
Land held for development	1,810	7,631
Intangible assets, net of accumulated amortization of $9.7 million and $2.8 million	47,586	65,910
Other	4,781	5,176

Total long-term assets related to Indian casino projects	108,882	157,512

Other assets:
Investments in securities, including put rights	26,544	—
Deferred tax asset	—	4,878
Other long-term assets	73	60
Noncurrent assets of discontinued operations	—	9,088

Total other assets	26,617	14,026

Total assets	$165,444	$256,101

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531	$823
Income taxes payable	16,241	16,369
Accrued payroll and related costs	1,745	1,800
Short-term debt	18,152	—
Current portion of contract acquisition costs payable, net of $0.5 and $1.2 million discount	2,089	1,903
Other accrued expenses	1,383	772
Current liabilities of discontinued operations	—	5,799

Total current liabilities	40,141	27,466

Long-term liabilities:
Long-term debt	2,000	—
Contract acquisition costs payable, net of current portion and $2.0 million and $2.5 million discount	5,253	7,342

Total liabilities	47,394	34,808

Commitments and contingencies
Minority interest in discontinued operations	—	13,995
Shareholders’ equity:
Series A convertible, nonvoting preferred stock, $.01 par value, with no dividend rights and no liquidation preference; authorized 7,500 shares; 4,458 issued and outstanding at December 30, 2007	—	45
Common stock, $.01 par value; authorized 200,000 shares; 26,237 and 24,516 issued and outstanding at December 28, 2008, and December 30, 2007, respectively	262	245
Additional paid-in capital	201,082	190,228
(Accumulated deficit) retained earnings	(83,294)	16,766
Accumulated other comprehensive earnings	—	14

Total shareholders’ equity	118,050	207,298

Total liabilities and shareholders’ equity	$165,444	$256,101

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
For the Fiscal Years ended December 28, 2008, December 30, 2007, and December 31, 2006

	2008	2007	2006
	(In thousands, except per share data)

Revenues:
Management, consulting and development fees	$24,269	$6,645	$555
License fees	61	95	86

Total revenues	24,330	6,740	641

Costs and expenses:
Selling, general and administrative	15,258	17,768	16,892
Ohio initiative costs	28,749	—	—
Impairment losses	23,962	331	1,223
Amortization of intangible assets related to Indian casino projects	6,856	2,806	—
Depreciation	336	370	365

Total costs and expenses	75,161	21,275	18,480

Net realized and unrealized gains (losses) on notes receivable	(17,836)	7,229	51,724

Gain (loss) from operations	(68,667)	(7,306)	33,885

Other income (expense):
Interest income	985	6,772	1,781
Interest expense, related party	—	—	(137)
Interest expense	(1,551)	(951)	(9,328)
Amortization of debt issuance costs	(5)	(95)	(590)
Loss on extinguishment of debt	—	(3,830)	(6,821)
Other	321	95	76

Total other income (expense), net	(250)	1,991	(15,019)

Earnings (loss) before equity in net loss of unconsolidated investees, discontinued operations and income taxes	(68,917)	(5,315)	18,866
Income taxes	9,108	2,399	3,826

Earnings (loss) before equity in net loss of unconsolidated investees and discontinued operations	(78,025)	(7,714)	15,040
Equity in loss of unconsolidated investees, net of tax	—	—	(3)

Earnings (loss) before discontinued operations	(78,025)	(7,714)	15,037
Discontinued operations, net of tax	(8,298)	(5,890)	4,803

Net earnings (loss)	(86,323)	(13,604)	19,840

Stock warrant inducement discount	—	1,444	—

Net earnings (loss) applicable to common shareholders	($86,323)	($15,048)	$19,840

Other comprehensive earnings (loss):
Unrealized gains (loss) on securities, net of tax, from discontinued operations	—	63	(282)
Change in estimated fair value of derivative	—	409	(409)

Comprehensive earnings (loss)	($86,323)	($14,576)	$19,149

Earnings (loss) applicable to common shareholders per share — basic — continuing operations	($3.10)	($0.38)	$0.66

Earnings (loss) applicable to common shareholders per share — basic — discontinued operations	($0.33)	($0.25)	$0.21

Earnings (loss) applicable to common shareholders per share — basic	($3.43)	($0.63)	$0.87

Earnings (loss) applicable to common shareholders per share — diluted — continuing operations	($3.10)	($0.38)	$0.61

Earnings (loss) applicable to common shareholders per share — diluted — discontinued operations	($0.33)	($0.25)	$0.19

Earnings (loss) applicable to common shareholders per share — diluted	($3.43)	($0.63)	$0.80

Weighted-average common shares outstanding — basic	25,201	23,948	22,773

Dilutive effect of common stock equivalents	—	—	1,881

Weighted-average common shares outstanding — diluted	25,201	23,948	24,654

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended December 28, 2008, December 30, 2007, and December 31, 2006

							Accumulated
							other	Total
	Preferred stock		Common stock		Additional	Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	earnings	earnings (loss)	equity
	(In thousands)

2006
Balances, January 1, 2006	—	—	22,300	$223	$154,301	$13,410	$10,449	$178,383
Other comprehensive loss	—	—	—	—	—	—	(691)	(691)
Gain on sale of investment	—	—	—	—	—	—	(10,216)	(10,216)
Issuance of preferred stock	4,458	$45	—	—	—	—	—	45
Issuance of stock on options exercised — net	—	—	649	6	3,637	—	—	3,643
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Shareholder trading settlement	—	—	—	—	2,805	—	—	2,805
Effect of share-based compensation	—	—	—	—	6,388	—	—	6,388
Tax benefit of stock option exercises	—	—	—	—	3,909	—	—	3,909
Net change in equity related to minority interest	—	—	—	—	669	—	—	669
Net earnings	—	—	—	—	—	19,840	—	19,840

Balances, December 31, 2006	4,458	45	22,949	229	171,710	33,250	(458)	204,776

2007
Other comprehensive earnings	—	—	—	—	—	—	472	472
Issuance of stock on options exercised — net	—	—	317	3	1,872	—	—	1,875
Subsidiary stock options issued to consultants and employees	—	—	—	—	1	—	—	1
Effect of share-based compensation	—	—	—	—	4,414	—	—	4,414
Cumulative effect of adoption of new accounting principle	—	—	—	—	—	(1,436)	—	(1,436)
Warrants issued in connection with debt	—	—	—	—	4,988	—	—	4,988
Stock warrant conversion and warrant inducement discount	—	—	1,250	13	8,215	(1,444)	—	6,784
Net change in equity related to minority interest	—	—	—	—	(972)	—	—	(972)
Net loss						(13,604)		(13,604)

Balances, December 30, 2007	4,458	45	24,516	245	190,228	16,766	14	207,298

2008
Other comprehensive loss	—	—	—	—	—	—	(539)	(539)
Retirement of preferred stock	(4,458)	(45)	—	—	45	—	—	—
Issuance of stock on options exercised — net	—	—	1,721	17	7,116	—	—	7,133
Effect of share-based compensation	—	—	—	—	1,145	—	—	1,145
Tax benefit from stock option exercises	—	—	—	—	3,100	—	—	3,100
Net change in equity related to minority interest	—	—	—	—	(552)	—	525	(27)
Noncash distribution of WPTE shares	—	—	—	—	—	(13,737)	—	(13,737)
Net loss	—	—	—	—	—	(86,323)	—	(86,323)

Balances, December 28, 2008	—	—	26,237	$262	$201,082	($83,294)	$—	$118,050

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Fiscal Years ended December 28, 2008, December 30, 2007, and December 31, 2006

	2008	2007	2006
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	($86,323)	($13,604)	$19,840
Earnings (loss) from discontinued operations	(8,298)	(5,890)	4,803

Earnings (loss) from continuing operations	(78,025)	(7,714)	15,037

Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
Depreciation	336	370	365
Amortization of debt issuance costs and discounts	5	128	1,088
Decrease in estimated fair value of warrant liability	—	(2,272)	1,107
Amortization of intangible assets related to Indian casino projects	6,856	2,806	—
Put rights gain	(4,301)	—	—
Mark to market of trading	4,532	—	—
Share-based compensation	549	2,301	2,692
Loss on extinguishment of debt	—	2,783	6,821
Equity in loss of unconsolidated investees	—	—	3
Net realized and unrealized (gains) losses on notes receivable	17,836	(8,290)	(51,724)
Deferred income taxes	4,878	1,370	604
Impairment losses	23,962	331	1,223
Changes in operating assets and liabilities:
Accounts receivable	(1,596)	(24)	(303)
Other current assets	(1,135)	(4)	101
Income taxes payable	(128)	731	3,126
Accounts payable	115	(190)	(185)
Accrued expenses	357	149	327
Contract acquisition costs payable	(1,903)	(756)	—

Net cash used in continuing operations	(27,662)	(8,281)	(19,718)
Net cash provided by (used in) discontinued operations	(20,772)	(8,002)	2,879

Net cash used in operating activities	(48,434)	(16,283)	(16,839)

INVESTING ACTIVITIES:
Purchase of securities	(7,650)	(64,734)	(48,200)
Sale/redemption of securities	11,450	62,759	19,600
Proceeds from sale of land held for development	—	9,407	—
Collections on notes receivable	1,762	6,888	3,019
Increases in long-term assets related to Indian casino projects	(6,229)	(17,560)	(41,657)
Advances on notes receivable	(1,117)	(3,000)	—
Purchase of property and equipment	(142)	(1,417)	(2,576)
Proceeds from unconsolidated affiliates	—	—	10
Increase (decrease) in other long-term assets	38	(18)	85

Net cash used in continuing operations	(1,888)	(7,675)	(69,719)
Net cash provided by discontinued operations	20,772	3,386	38

Net cash provided by (used in) investing activities	18,884	(4,289)	(69,681)

FINANCING ACTIVITIES:
(Increase) decrease in restricted cash	—	12,737	(12,740)
Proceeds from debt	20,503	—	109,860
Repayment of long-term debt	(351)	(105,000)	(35,000)
Cash proceeds from issuance of common and preferred stock	7133	10,103	3,688
Tax benefit from stock option exercises	3,100	—	—
Debt issuance costs	(61)	—	(5,042)
Restricted cash proceeds from long-term debt	—	—	19,090
Shareholder trading settlement	—	—	2,805
Cash proceeds from sale of notes receivable	—	102,114	—

Net cash provided by continuing operations	30,324	19,954	82,661
Net cash provided by discontinued operations	—	107	3,706

Net cash provided by financing activities	30,324	20,061	86,367

Net increase (decrease) in cash and cash equivalents	774	3,998	(6,776)

Cash and cash equivalents — beginning of period	5,396	1,398	8,175

Cash and cash equivalents — end of period	$6,170	$5,396	$1,399

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,511	$—	$7,547

Income taxes	$1,251	$79	$34

Noncash investing and financing activities:
Acquisitions of long-term assets — advances related to Indian casino projects financed by vendors with accounts payable	$394	($3,273)	($2,347)

Acquisitions of property and equipment financed by vendors with accounts payable	($13)	($28)	($42)

Noncash distribution of WPTE, Inc. stock	$13,737	$—	$—

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of business:

Overview.  Lakes develops, finances and manages Indian-owned casino properties. Lakes currently has development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects, as follows:

•	Lakes is currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Ioway Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines.

•	Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The facility features approximately 3,000 slot machines, 80 table games, a 15-table poker room, a 160-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. In addition, local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays even if resolution of access issues is achieved.

These factors, in combination with the current general economic environment and the increasingly uncertain financial and credit markets, caused Lakes to reduce the value of its assets associated with this project during the fourth quarter of 2008. Although the value of Lakes’ assets related to the Jamul Casino project were significantly reduced, Lakes currently expects to continue with the project. Lakes acknowledge that significant risk exists related to this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. Lakes has concluded that it is not currently in its best interest to terminate its involvement with the Jamul Casino project altogether. Lakes will continue to monitor the status of this project.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the Bureau of Indian Affiars (the “BIA”) granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

Lakes has also explored, and is continuing to explore, other development projects with Indian tribes.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes also seeks opportunities to develop and operate new business opportunities including developing company-owned casinos where applicable laws permit.

Lakes formed a joint venture with Myohionow.com, LLC for the purpose of developing a $600 million casino resort in Clinton County, Ohio. However, on November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass. Lakes funded $28.7 million for this casino resort initiative effort in 2008. Lakes does not expect to recover these amounts.

Lakes owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company until November 21, 2008 when all of these shares were distributed to Lakes’ shareholders through a noncash dividend. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations (see Note 3).

Significant customers and concentrations of credit risk.  Fees earned in 2008 and 2007 from the management of the Four Winds Casino Resort and fees earned in 2008, 2007 and 2006 from the management and consulting of the Cimarron Casino were in excess of ten percent of total consolidated revenues in the accompanying consolidated statement of earnings (loss) and comprehensive earnings (loss). In addition, the recent decline in general economic conditions in the United States may negatively impact the local economic conditions near the casinos we manage and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes development projects.

The financial instruments that subject the Company to concentrations of credit risk consist principally of its auction rate securities (“ARS”) investments (Note 4 and Note 5) and long-term assets related to Indian casino projects in the form of notes receivable due from Indian tribes (Note 6) and accounts receivable in connection with Indian casino management contracts. The notes receivable consist of both open and development projects and are primarily with the Shingle Springs Tribe. Lakes manages the risk on open projects and related accounts and notes receivable by overseeing the day-to-day management of operations and evaluating collectability (need for allowance for doubtful collection and possible charge-off) of the accounts and loans receivable based upon operational performance on a case by case basis. For development projects, Lakes monitors the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event any of the receivables become uncollectible, the maximum losses to be sustained would be the carrying value of the receivables, plus the net carrying value of the related unamortized intangible assets (Note 13 regarding tribal commitments).

2.	Summary of significant accounting policies:

Use of estimates.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next year relate to revenue and the realizability of notes receivable and other long-term assets related to Indian casino projects, income tax liabilities, and deferred income tax asset valuation allowances.

Year end.  The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss) ended on December 28, 2008 (“fiscal 2008”), December 30, 2007 (“fiscal 2007”), and December 31, 2006 (“fiscal 2006”).

Basis of presentation.  The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue recognition.  Revenue from the management, development, financing of, and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Accounting for long-term assets related to Indian casino projects.”

Cash equivalents.  Cash equivalents consist of money market funds with original maturities of three months or less.

Investments in securities.  Prior to accepting the offer from UBS that gives the Company nontransferable rights to sell its ARS (the “Rights”) (Note 4 and Note 5), the Company had classified all of its investments in securities as available for sale, which were stated at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss). In connection with the Company’s acceptance of the UBS offer in November 2008, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The transfer to trading securities reflects the Company’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012. The Company’s ARS will continue to be recorded at estimated fair value, however, gains and losses are reported as interest income in the consolidated statements of operations rather than as other comprehensive income.

Fair values of financial instruments.  The carrying amounts for cash and cash equivalents approximate fair value because of the short maturity, generally less than three months, of these instruments. The fair values of investments in securities have been determined as described in Note 5 below. Notes receivable from Indian tribes are carried at estimated fair value determined as described below in the accounting policy under the heading “Long-term assets related to Indian casino projects.” The carrying amount of the Company’s long-term liabilities (Note 9) approximate their estimated fair value at December 28, 2008 based upon other available financing.

Property and equipment.  Property and equipment (Note 8) is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Furniture and equipment	2-7 years
Software	3 years

Long-term assets related to Indian casino projects

Notes receivable (Note 6).  Lakes has formal procedures governing its evaluation of opportunities for potential Indian-owned casino development projects that it follows before entering into agreements to provide financial support for the development of these projects. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. Lakes initially evaluates the following factors involving critical milestones that affect the probability of developing and operating a casino:

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

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS No. 114 Accounting by Creditors for Impairment of a Loan (“SFAS No. 114”).

Intangible assets related to Indian casino projects (Note 7).  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS No. 142 Goodwill and Other Intangible Assets (“SFAS No. 142”). Pursuant to that guidance, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with SFAS No. 142, Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land held for development (Note 7).  Included in land held for development is land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes evaluates these assets for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Other (Note 7).  Included in this category are costs incurred related to the Indian casino projects which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects (Note 14).

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-based compensation expense (Note 11).  Lakes uses the Black-Scholes option pricing method to establish the fair value of options. Lakes determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 28, 2008. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) requires that expense for grants is reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Lakes has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used to estimate the fair value of options:

	For the Fiscal Year Ended
	2008	2007	2006

Expected dividend yield	—	—	—
Risk-free interest rate	3.78%	4.52%	4.73%
Expected term (in years)	8.2 years	8.2 years	8.2 years
Expected volatility	52.48%	51.29%	59.49%
Weighted-average grant-date fair value per share	$3.23	$4.31	$7.14

Income taxes (Note 10).  The Company accounts for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes (“SFAS No. 109”). The determination of the Company’s income tax-related account balances requires the exercise of significant judgment by management. Accordingly, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. The Company assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

The Company also accounts for uncertainty in income taxes recognized in financial statements under the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

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

Earnings (loss) applicable to common shareholders per share.  For all periods, basic earnings (loss) applicable to common shareholders per share (EPS) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to common shareholders by the weighted average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to common shareholders per share of 2,862,964 and 4,345,650 shares in fiscal 2008 and fiscal 2007, respectively, were not included in a computation of diluted loss applicable to common shareholders per share because the effects would have been anti-dilutive for the periods presented.

Reclassifications.  Certain reclassifications have been made to the fiscal 2007 and fiscal 2006 consolidated financial statements to conform to the fiscal 2008 presentation.

3.	Discontinued operations

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. Lakes previously owned 12,480,000 or approximately 61% of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company. The record date for the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The dividend ratio for shareholders of record on the record date was approximately 0.479 shares of WPTE common stock for each share of Lakes common stock. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations.

Revenues, net earnings (loss) before income taxes and income taxes have been derived from historical financial information and reported in discontinued operations as follows (in thousands):

	For the Fiscal Year Ended
	2008	2007	2006

Revenues	$14,068	$21,712	$29,231
Net earnings (loss) before income taxes	($8,295)	($5,960)	$9,195
Income taxes	(3)	70	(4,392)

Discontinued operations	($8,298)	($5,890)	$4,803

WPTE assets and liabilities are not included in the consolidated balance sheet as of December 28, 2008. The assets, liabilities and minority interest related to WPTE included in the consolidated balance sheet as of December 30, 2007 were as follows (in thousands):

Cash and cash equivalents	$3,852
Short-term investments	22,971
Accounts receivable, net	2,758
Other current assets	2,930

Current assets of discontinued operations	$32,511

Property and equipment, net	$1,462
Investments	2,923
Other long-term assets	503
Investments in securities	4,200

Noncurrent assets of discontinued operations	$9,088

Accounts payable	$736
Accrued payroll and related costs	988
Deferred revenue	2,870
Other accrued expenses	1,205

Current liabilities of discontinued operations	$5,799

Minority interest in discontinued operations	$13,995

4.	Investments in securities

The Company’s investment portfolio is comprised of investments in ARS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). As a result of the liquidity issues surrounding the Company’s ARS, the Company’s ARS have been classified as long-term investments in securities as of December 28, 2008. See also Note 9 for a discussion of Lakes’ credit line agreement with UBS.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 3, 2008, we accepted an offer from UBS giving us nontransferable rights to sell our ARS (the “Rights”), held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $26.8 million. The Rights represent a free standing asset separate from the ARS.

UBS’ obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Upon acceptance of the offer from UBS, the Company recorded $4.3 million as the estimated fair value of the Rights with a corresponding credit to interest income in the consolidated statement of operations. The Rights do not meet the definition of a derivative instrument under SFAS 133. Therefore, the Company has elected to measure the Rights at estimated fair value under SFAS 159, which permits the Company to elect the fair value option for recognized financial assets, in order to match the changes in the estimated fair value of the ARS. As a result, gains and losses will be included in earnings in future periods. The Company expects that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, the Company recorded its ARS as investments available-for-sale. The Company recorded unrealized gains and losses on its available-for-sale securities, in accumulated other comprehensive loss in the shareholders’ equity section of its consolidated balance sheets. In connection with the acceptance of the UBS offer in November 2008, resulting in the Company’s right to require UBS to purchase its ARS at par value beginning on June 30, 2010, the Company transferred its ARS from investments available-for-sale to trading securities in accordance with SFAS 115. The transfer to trading securities reflects management’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012. Prior to the Company’s agreement with UBS, it was the Company’s intent to hold the ARS until the market recovered. At December 28, 2008, the unrealized loss on the Company’s ARS was $4.5 million and was transferred from other comprehensive loss in shareholders’ equity to trading securities, and the Company immediately recognized a loss of $4.5 million, included in interest income in the consolidated statement of operations, for the amount of the unrealized loss not previously recognized in earnings.

As of December 28, 2008 and December 30, 2007, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Losses	Value

December 28, 2008
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	($4,532)	$22,243

December 30, 2007
Maturity considered less than one year
Auction rate securities (available-for-sale securities)	$26,775	$—	$26,775

5.	Fair value measurement

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the methods of estimating fair value as described in Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), to value certain of its financial assets. The adoption of SFAS No. 157 did not impact net income. FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), was issued in October 2008, and was retroactively effective for the quarter ended September 28, 2008. The implementation of FSP FAS 157-3 also did not have a material impact on the Company’s valuation techniques, financial position, results of operations or cash flows.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s financial instruments are measured at estimated fair value using inputs from among the three levels of the fair value hierarchy set forth in SFAS No. 157 as follows:

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

In estimating fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. However, currently none of the Company’s financial assets that are presented at their estimated fair value are measured using level 1 or level 2 inputs.

As of December 28, 2008, the Company’s financial assets that are carried at estimated fair value are summarized below (in thousands):

Auction rate securities (“ARS”)(*)	$22,243
Put Rights(*)(***)	4,301
Notes receivable from Indian Tribes(**)	10,703

Total assets at estimated fair value	$37,247

(*)	See Note 4.

(**)	See Note 6.

(***)	The Company has elected the fair value option as offered by SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115 (“SFAS 159”), only for its Rights. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

Due to the lack of observable market quotes on the Company’s ARS portfolio, the Company utilizes valuation models that rely exclusively on Level 3 inputs, including those that are based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS (See also Note 9 for a discussion of Lakes’ agreement with UBS Financial Services, Inc (“UBS”)).

The Rights are a free standing asset separate from the ARS, and represent the Company’s contractual right to require UBS to purchase the Company’s ARS at par value during the period of June 30, 2010 through July 2, 2012. In order to determine the estimated fair value of the Rights, the Company utilized valuation models that rely exclusively on Level 3 inputs, including management’s estimates of expected cash flow streams, intrinsic value, and the Company’s assessment of the credit worthiness of UBS.

In addition, due to the lack of observable market quotes on the Company’s notes receivable from Indian tribes, the Company utilizes valuation models that rely exclusively on Level 3 inputs including those that are based on management’s estimates of expected cash flow streams, probabilities of casinos opening and the expected opening

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the activity for the Company’s financial instruments that are reported at estimated fair value utilizing Level 3 inputs (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Beginning balance — December 30, 2007	$26,775	$—	$78,795	$105,570
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	(4,532)	4,301	—	(231)
Unrealized losses on notes receivable	—	—	(17,836)	(17,836)
Advances, net of allocation to intangible, other	—	—	2,897	2,897
Transfers out of level 3(**)	—	—	(53,153)	(53,153)

Ending balance — December 28, 2008 (unaudited)	$22,243	$4,301	$10,703	$37,247

(*)	See Note 4.

(**)	The Company estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes accounting policy (Note 2), upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Subsequent to opening, the notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS No. 114.

6.	Long-term assets related to Indian casino projects — notes receivable

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting and management fees to Lakes, with the remaining funds distributed to the Indian tribe.

Information with respect to the estimated fair value of notes receivable activity is summarized in the following table (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, January 1, 2006	$44,028	$26,550	$12,957	$3,527	$87,062
Advances	24,731	4,405	7,650	3,050	39,836
Repayments and releases(*)				(6,251)	(6,251)
Allocation of advances to intangible assets	(4,167)	(1,632)	(1,888)	(590)	(8,277)
Consulting contracts	—	—	—	214	214
Changes in estimated fair value(**)	35,952	11,589	2,035	2,148	51,724

Balance, December 31, 2006	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation of advances to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value(**)	1,570	8,895	(2,742)	(494)	7,229

Balance, December 30, 2007	$—	$53,592	$21,406	$3,797	$78,795
Advances, net	—	1,880	3,452	260	5,592
Allocation of advances to intangible assets	—	(426)	(2,116)	(78)	(2,620)
Consulting contracts	—	—	—	(75)	(75)
Current portion of notes receivable	—	(9,151)	—	—	(9,151)
Changes in estimated fair value(**), (***)	—	(1,893)	(15,626)	(317)	(17,836)

Balance, December 28, 2008	$—	$44,002	$7,116	$3,587	$54,705

(*)	Repayments and releases related to a settlement agreement with the Kickapoo Traditional Tribe of Texas (the “Kickapoo Tribe”) as discussed below in other notes receivable from Indian tribes.

(**)	The changes in estimated fair value of notes receivable related to Indian casino projects under development are recorded as unrealized gains (losses) within the audited consolidated statements of earnings (loss) and comprehensive earnings (loss).

(***)	The Company estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy (Note 2), upon opening of the casino, the difference between the then estimated fair value of the notes receivables of $53.2 million and the amount contractually due under the notes $74.4 million is being amortized into income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS No. 114.

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

The terms and assumptions used to value Lakes’ notes receivable at estimated fair value as of December 31, 2006, were as follows:

As of December 31, 2006

Face value of note (principal and interest)	$102,601
($71,176 principal and $31,425 interest)
Estimated months until casino opens (weighted average of three scenarios)	7 months
Projected interest rate until casino opens	9.00%
Projected interest rate during the loan repayment term	9.00%
Discount rate	2.00%
Repayment terms of note	60 months
Probability rate of casino opening (weighting of four scenarios)	99%

Shingle Springs Tribe.  On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund construction of the Red Hawk Casino and a dedicated inter-change off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project. Under the development agreement, as amended (Note 7), Lakes made pre-construction advances to the Shingle Springs Tribe in the form of a transition loan of $49.5 million. In addition, Lakes made advances of $8.8 million associated with

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

land purchases. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing. Advances on the transition loan remained outstanding as of December 28, 2008.

Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.

Lakes recorded an unrealized loss of $1.9 million for fiscal 2008 on notes receivable from the Shingle Springs Tribe. The unrealized loss was primarily related to the worsening financial markets, as discussed above, which increased the discount rate to 18.5% for this project in the fourth quarter of 2008. The unrealized loss recorded by Lakes of $6.6 million during the fourth quarter of 2008 more than offset the unrealized gains on the notes receivable of $4.7 million that were incurred earlier in fiscal 2008, which resulted from continued progress towards the December 17, 2008 opening of the Red Hawk Casino.

The terms and assumptions used to value Lakes’ notes receivable at estimated fair value at December 17, 2008, the opening date, and as of December 30, 2007 and December 31, 2006 follows:

	As of December 17, 2008	As of December 30, 2007	As of December 31, 2006

Face value of note (principal and interest)	$74,372	$67,585	$55,942
	($49,512 principal and	($47,632 principal and	($42,310 principal and
	$24,860 interest)	$19,953 interest)	$13,632 interest)
Estimated months until casino opens (weighted average of three scenarios)	—	12 months	28 months
Projected interest rate until casino opens	—	9.12%	9.98%
Projected interest rate during the loan repayment term	6.41%	10.16%	9.76%
Discount rate	18.50%	15.00%	15.00%
Repayment terms of note	84 months	84 months	—
Projected repayment terms of note	—	—	24 months
Probability rate of casino opening (weighting of four scenarios)	100%	95%	85%

Jamul Tribe.  The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process. Under the form of tribal-state compact first signed by the State of California (the “State”) with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the State. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a State-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not renegotiated and amended the Jamul Tribe believes it could either operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or it could choose to operate only class II electronic gaming devices without a compact. At this time the Jamul Tribe is proceeding with only class II electronic gaming devices. This number of gaming devices is adequate under either approach to equip the planned development and therefore, Lakes believes the availability of additional slot licenses should not prevent the project from progressing.

However, the Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”). In addition, CalTrans issued a letter to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94.

The Jamul Tribe then submitted an application to the BIA for recognition of an access drive across its land to create an alternative means of access to the site over an Indian Reservation Road (“IRR”). In September 2008, the BIA notified the Jamul Tribe that the alternative means of access to the site had been approved as an IRR. The IRR would allow the Jamul Tribe to construct a second potential access point without the need for a permit from the County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans by its lack of response indicated that it views this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. CalTrans responded to the complaint with a motion to dismiss based upon 11th amendment rights of sovereign immunity. A preliminary hearing on the issue was held on December 19, 2008, and the judge dismissed CalTrans’ motion. CalTrans answered Jamul’s complaint and denied the allegations. The parties met during February 2009 to discuss the situation. CalTrans indicated that they do not intend to block access to the reservation, however, the Jamul Tribe must proceed with an Environmental Impact Study which CalTrans would then consider for approval and issuance of the necessary permits. The Jamul Tribe is considering a stay of its federal lawsuit.

Lakes believes that a near-term resolution of the access issue is not probable. In addition, the local opposition to this project has not been resolved and Lakes current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes has increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. As a result, Lakes recorded an unrealized loss on its notes receivable of $15.6 million, an impairment related to the intangible assets of $14.1 million and an impairment related to the land held for development of $5.9 million during fiscal 2008.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of December 28, 2008	As of December 30, 2007	As of December 31, 2006

Face value of note (principal and interest)	$49,171	$42,426	$32,952
	($33,567 principal and	($30,114 principal and	($24,509 principal and
	$15,604 interest)	$12,312 interest)	$8,443 interest)
Estimated months until casino opens (weighted average of three scenarios)	64 months	29 months	29 months
Projected interest rate until casino opens	6.45%	9.12%	9.98%
Projected interest rate during the loan repayment term	8.32%	10.46%	9.76%
Discount rate	23.50%	20.00%	15.75%
Repayment terms of note	120 months	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	85%	85%

Although the value of Lakes’ assets related to the Jamul Casino project have been significantly reduced, Lakes currently expect to continue with the project. Lakes acknowledges that significant risk exists related to this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. These factors, in combination with the likelihood that the access issues may be resolved favorably and the possibility of positive changes in the economic environment, could cause the outlook for this project to improve significantly. As a result, Lakes has concluded that it is not currently in Lakes best interest to terminate its involvement with the Jamul Casino project altogether, and forego the possibility of eventual recovery of its advances as well as fees associated with its financing and development agreement related to this project. Lakes will continue to monitor the status of this project.

Iowa Tribe.  Included in notes receivable are amounts advanced under a consulting / financing agreement (the “Iowa Consulting Agreement) regarding the development and financing of the Ioway Casino Resort. In additions to funding preliminary development costs, Lakes is to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement. The Iowa Consulting Agreement is expected to continue until a proposed management agreement (the “Iowa Management Agreement”) related to the Ioway Casino Resort is approved by the NIGC (Note 7). Subject to certain conditions, Lakes has also agreed to make advances for the Ioway Casino Resort’s working capital requirements, if needed. The advances are to be repaid plus interest at two percent over the prime rate from the operations of the Ioway Casino Resort. Lakes has also agreed to fund any shortfall in defined minimum monthly cash flow to be available to the Iowa Tribe and repaid without interest from available cash flow, as defined.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms and assumptions used to value Lakes’ notes receivable at estimated fair value are as follows (dollars in thousands):

	As of December 28, 2008	As of December 30, 2007	As of December 31, 2006

Face value of note (principal and interest)	$5,660	$5,014	$1,979
	($4,734 principal and	($4,476 principal and	($1,837 principal and
	$926 interest)	$538 interest)	$142 interest)
Estimated months until casino opens (weighted average of three scenarios)	20 months	21 months	18 months
Projected interest rate until casino opens	5.93%	9.12%	9.98%
Projected interest rate during the loan repayment term	6.24%	9.17%	9.76%
Discount rate(*)	18.50%	15.00%	15.00%
Repayment terms of note	24 months	24 months	24 months
Probability rate of casino opening (weighting of four scenarios)	85%	85%	85%

(*)	Lakes increased the discount rate to 18.5% for this project in the fourth quarter of 2008 primarily related to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes.

Other.  During 2006, Lakes concluded its business arrangements with the wholly-owned subsidiaries of the Pawnee Tribal Development Corporation (collectively referred to as the “Pawnee Nation”) and the Kickapoo Tribe. During 2006, Lakes wrote-off $4.5 million of advances (including $1.8 million made during 2006) related to the Pawnee Nation relationship. In connection with the Kickapoo Tribe relationship, Lakes reversed in 2006 a $6.2 million loss provision as a result of receiving cash payments from the tribe ($2.6 million) and obtaining releases from vendors ($3.9 million). Finally, in July 2007, Lakes transferred title to certain land owned by Lakes in Texas to the Kickapoo Tribe and received $0.6 million.

7.	Other long-term assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded. The various contract terms are summarized as follows:

Pokagon Band.  The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishings, and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the management contract after two years from the opening date. The buy-out amount is calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. If the Pokagon Band elects to buy out the contract, any outstanding amounts owed to Lakes would become immediately due and payable.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shingles Spring Tribe.  During July 2004, the NIGC notified Lakes that it approved the development and management contracts between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino. The amended management contract is for a period of seven years from the casino opening date. As compensation for Lakes’ management services, Lakes receives a management fee of between 21% and 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of Lakes management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, repayment of $77 million furniture, furnishings and equipment financing and a minimum priority payment to the Shingle Springs Tribe.

Jamul Tribe.  Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Tribe. Lakes entered into a development financing and services agreement with the Jamul Tribe in March 2006 which eliminated the need for land contiguous to the reservation land to be taken into trust. Accordingly, Lakes believes there is no requirement that the NIGC approve the development financing and services agreement.

During fiscal 2007, the Jamul Tribe received comments from the State of California (the “State”) pursuant to the Jamul Tribe’s existing compact requirements. Lakes and the Jamul Tribe evaluated the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. It was determined that the proposed gaming facility be reduced in size and scope. The current plan is for a smaller scale gaming facility that will be a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan, but is not currently believed to require approval by the State or the NIGC. As a result of the issues discussed in Note 6 relating to this project, as well as the current economic environment and deteriorating financial and credit markets, Lakes recognized an impairment of $14.1 million related to the intangible assets during fiscal 2008.

Iowa Tribe.  Lakes has a management agreement with the Iowa Tribe to refurbish and manage the Cimarron Casino for an annual fee equal to 30% of net income from operations in excess of $4 million as defined in the agreement, through March 2013. Under the Iowa Consulting Agreement related to the Ioway Casino Resort on the Iowa Tribe’s land in Oklahoma City, Oklahoma, Lakes will receive a development fee of $4 million paid upon the opening of the Ioway Casino Resort, and a flat monthly fee of $500,000 for 120 months commencing upon the opening of the Ioway Casino Resort. The Iowa Management Contract is subject to the approval of the NIGC and certain other conditions. The NIGC has stated that it is waiting for the Bureau of Indian Affairs (the “BIA”) to approve all land leases before it will issue an opinion on the Ioway Management Contract. The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval.

Under the Iowa Management Contract, Lakes will be entitled to receive a management fee of approximately 30% of net income, as defined in the agreement, for each month of the seven year term commencing upon receipt of all legal and regulatory approvals (the “Commencement Date”). After four years of continuous operations, the Iowa Tribe has the right to buy out the remaining term for an amount based on the then present value of estimated future management fees. If the Iowa Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, January 1, 2006	$18,356	$18,755	$7,872	$1,105	$46,088
Allocation of advances	4,167	1,632	1,888	590	8,277
Acquisition of contract rights	1,050	—	—	74	1,124
Amortization	—	—	—	(9)	(9)
Impairment losses*	—	—	—	(1,201)	(1,201)

Balance, December 31, 2006	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization	(2,798)	—	—	(7)	(2,805)
Impairment losses	—	—	—	(31)	(31)

Balance, December 30, 2007	$30,775	$21,923	$11,972	$1,240	$65,910
Allocation of advances	—	426	2,116	78	2,620
Acquisition of contract rights	—	—	—	—	—
Amortization	(6,715)	(133)	—	(8)	(6,856)
Impairment losses	—	—	(14,088)	—	(14,088)

Balance, December 28, 2008	$24,060	$22,216	$—	$1,310	$47,586

*	During fiscal 2006, Lakes recognized a $1.2 million impairment charge related to its intangible asset related to the acquisition of the management, development and consulting contracts with the Pawnee Nation’s Chilocco Casino and Travel Plaza.

Based on current estimates of project opening dates and estimated length of management and consulting contracts, the Company expects to recognize amortization expense related to intangibles as follows (in thousands):

Fiscal year
2009	$9,942
2010	9,984
2011	10,109
2012	7,311
2013	3,360
Thereafter	6,880

$47,586

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. As of December 28, 2008 and December 30, 2007, land held for development related to Indian casino projects was $1.8 million and $7.6 million, respectively. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location at a cost of approximately $6.8 million. Due primarily to the decrease in probability of the eventual opening of this project (Note 6) the recorded value of this investment was reduced to its estimated fair value of $1.0 million as of December 28, 2008, which resulted in an impairment charge of $5.9 million in the fourth quarter of 2008.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 28, 2008, Lakes owns approximately 139 acres of land held for development located adjacent to the Ioway Casino Resort project location. Lakes has invested $0.8 million in land held for development, which is being held for future transfer to the Iowa Tribe.

In June of 2007 in conjunction with the close of the Shingle Springs Tribe’s $450 million senior note financing, the Shingle Springs Tribe repaid us for land we had previously purchased on its behalf and the related accrued interest. The repayment resulted in interest income of approximately $4.9 million in June of 2007.

Other.  As of December 28, 2008 and December 30, 2007 these assets consist primarily of amounts due from KAR Entities (Note 14) that were advanced in connection with the acquisition of contracts rights related to the Red Hawk Casino and the proposed Jamul Casino.

8.	Property and equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 28,	December 30,
	2008	2007

Building	$6,497	$6,497
Furniture and equipment	2,925	2,832
Development property	5,400	9,350

	14,822	18,679
Less accumulated depreciation	(3,837)	(3,508)

	$10,985	$15,171

At December 28, 2008, development property primarily relates to land and pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. Lakes has the option to develop the project on an approximately 400-acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land and land purchase options. A total of $9.4 million has been invested as of December 28, 2008. Lakes is continuing to evaluate all alternatives associated with the Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008 and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

9.	Long-term liabilities

Credit Line.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS which enabled Lakes to draw $18.2 million and is secured by Lakes’ ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating annual interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points. Amounts previously drawn under a margin account agreement were transferred to the Credit Line and the entire remaining amount available under the Credit Line was drawn by Lakes upon its execution. As of December 28, 2008, approximately $18.2 million was outstanding under the Credit Line.

Non-revolving line of credit loan agreement.  Also in October 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, has personally guaranteed the Loan Agreement on behalf of Lakes. We estimate the value of such

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantee to be nominal because of the value of the other collateral. As of December 28, 2008, Lakes has drawn $2 million under the Loan Agreement

Contract acquisition costs payable.  Upon opening of the Four Winds Casino Resort, the Company became obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract, which also became payable upon the opening of the casino. These obligations do not have stated interest rates and have payment terms which extend beyond 12 months. As a result, these obligations have been recorded at their net present value with effective interest rates of 16.7% and 14.1%, respectively, and the difference between the face amount and the net present value of the obligations is recorded as a discount, which is being amortized to interest expense as the payments are made pursuant to the respective agreements. As of December 28, 2008 and December 30, 2007, contract acquisition costs payable were $7.3 million and $9.3 million, respectively.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the $11 million obligation discussed above from an unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership. See Note 14 for other related party transactions.

10.	Income taxes

The provision (benefit) for income taxes attributable to earnings (loss) before discontinued operations for fiscal 2008, fiscal 2007 and fiscal 2006 consist of the following (in thousands):

	For the Fiscal Year Ended
	2008	2007	2006

Current:
Federal	$2,715	($1,512)	$2,157
State	1,515	1,323	1,065

	4,230	(189)	3,222
Deferred	4,878	2,588	604

	$9,108	$2,399	$3,826

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before discontinued operations before income taxes for fiscal 2008, fiscal 2007 and fiscal 2006 are summarized as follows:

	For the Fiscal Year Ended
	2008	2007	2006

Statutory federal tax rate	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal income taxes	—	(2.0)	1.5
Change in valuation allowance	28.6	80.8	(23.9)
Permanent tax differences(*)	19.9	—	—
Other, net	(0.3)	1.3	7.7

	13.2%	45.1%	20.3%

(*)	Permanent tax differences in fiscal 2008 primarily related to costs associated with the Ohio casino resort initiative.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	December 28,	December 30,
	2008	2007

Current deferred tax asset:
Accruals, reserves and other	$707	$115
Valuation allowances	(707)	(115)

	$—	$—

Non-current deferred taxes:
Unrealized investment losses	$1,899	$8,145
Development costs	12,690	—
Deferred interest on notes receivable	30,349	26,565
Unrealized gains on notes receivable	(23,453)	(30,230)
Net operating loss carryforwards	3,893	8,424
Other	4,238	2,495
Valuation allowances	(29,616)	(10,521)

Net non-current deferred tax asset	$—	$4,878

Management has evaluated all evidence and determined that historical net losses (excluding net realized and unrealized gains on notes receivable) generated over the past five years, outweighed the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. Therefore, the Company has recorded a 100% valuation allowance against deferred tax assets arising from net operating loss carryforwards and other ordinary items at December 28, 2008, and December 30, 2007.

The Company also has deferred tax assets related to capital losses of approximately $1.9 million as of December 28, 2008. In conjunction with Lakes’ dividend of WPTE shares (Note 3), Lakes realized a taxable gain from the transaction of approximately $5 million which was offset by capital loss carryforwards (and utilized approximately $1.9 million of deferred tax assets) during fiscal 2008. Management has concluded that it is more likely than not that the tax benefits associated with the Company’s remaining capital losses will not be realized in the foreseeable future. As a result, a 100% valuation allowance has been provided against the remaining deferred tax assets of $1.9 million as of December 28, 2008.

At December 28, 2008, Lakes had approximately $9.6 million of federal and $19.9 million of state net operating losses. At December 28, 2008, Lakes’ federal and state net operating losses included approximately $8.1 million related to stock option exercises, and accordingly, when realized, will reduce tax liabilities and increase additional paid-in capital. Lakes’ federal net operating loss will begin to expire in 2023 and the state net operating loss will expire at various times depending on specific state laws.

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

Lakes’ recorded liability for uncertain tax positions was $6.9 million plus an additional $9.3 million for the possible payment of interest and fees related to these tax liabilities. These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. Lakes records changes in accrued interest related to uncertain tax positions as a component of income tax expense, which was approximately $1.0 and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.1 for the years ended December 28, 2008 and December 30, 2007, respectively. There were no changes in the components of the liability during fiscal 2008.

Liability for
Unrecognized Tax
Benefits

Balance at January 1, 2007	$10,114
Reductions for tax positions settled with taxing authorities(*)	(3,198)

Balance at December 30, 2007	$6,916
Additions (reductions) of tax positions	—

Balance at December 28, 2008	$6,916

(*)	The Company was under audit by the Internal Revenue Service (“IRS”) for the fiscal years ended 2001 and 2000. The IRS challenged the treatment of income categorized as a capital gain. The assessment received from the IRS was approximately $3.2 million, plus interest. On December 19, 2007, the Company and the IRS agreed to a settlement, which reclassified 75% of the capital gain to ordinary income. As of December 30, 2007, the unpaid net federal income tax liability was $1.0 million and was included in the accompanying consolidated balance sheet. This amount represented settlement of all obligations to the IRS and was paid by Lakes in January 2008.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states. The U.S. federal income tax returns for the years 2005 — 2008 and state income tax returns in various states for the years 2004 — 2008 remain subject to examination.

11.	Stock options:

Lakes has a Stock Option and Compensation Plan and a Director Stock Option Plan, which were carried forward from Lakes’ predecessor Grand Casinos. All options granted under these plans were carried forward with the original terms and vesting and expiration dates. Additionally, Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that were approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees. In June of 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock. Stock options granted under the 1998 plans and the 2007 Plan vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

Consolidated share-based compensation expense related to these stock options plans for fiscal 2008, fiscal 2007 and fiscal 2006, respectively, were as follows (in thousands):

	Fiscal	Fiscal	Fiscal
	2008	2007	2006

Total cost of share-based payment plans	$549	$2,301	$2,692

For fiscal 2008, fiscal 2007 and fiscal 2006, no income tax benefit (Note 10) was recognized in Lakes’ consolidated statements of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility, and Lakes’ current stages of operational activities.

Additional information with respect to these stock option plans is summarized as follows:

		Number of common shares
	Lakes			Weighted-
	Options		Available	Avg. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at January 1, 2006	5,307,626	4,153,476	94,500	$6.03
Granted	64,000	—	(64,000)	10.19
Forfeited/cancelled/expired	(6,500)	—	5,000	7.58
Exercised	(648,726)	—	—	5.62

Balance at December 31, 2006	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	500,000	—
Granted	53,000	—	(53,000)	7.17
Forfeited/cancelled/expired	(102,250)	—	102,250	9.92
Exercised	(321,500)	—	—	5.95

Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Granted	274,000	—	(274,000)	5.45
Forfeited/cancelled/expired	(32,400)	—	32,400	7.31
WPTE dividend re-pricing modification(*)	(3,036,150)	—	3,036,150	6.98
WPTE dividend re-pricing post modification(*)	3,036,150	—	(3,036,150)	6.44
Exercised	(1,724,286)	—	—	4.15

Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60

(*)	In connection with the distribution of all of Lakes’ shares of WPTE, Lakes adjusted the exercise price on all outstanding stock options. The adjustment in the exercise strike prices for outstanding stock options was done to preserve the intrinsic value of the options after the dividend to equate to the value before the dividend. As a result, Lakes stock option modification did not result in any additional share-based compensation expense for Fiscal 2008.

	Options Outstanding at December 28, 2008
		Weighted-Average			Options Exercisable at December 28, 2008
	Number	Remaining	Weighted-Average	Aggregate	Number	Weighted-	Aggregate
Range of Exercises Prices	Outstanding	Contractual Life	Exercise Price	Intrinsic Value	Exercisable	Average Price	Intrinsic Value

($2.86 — 3.63)	547,600	2.0 years	$3.32	$352,335	547,600	$3.32	$352,335
(3.64 — 5.45)	496,514	3.6 years	4.20	19,535	317,014	4.15	19,535
(5.46 — 7.26)	178,500	7.6 years	6.49	—	72,500	6.61	—
(7.27 — 9.08)	1,353,000	4.8 years	7.54	—	1,352,625	7.54	—
(9.09 — 10.90)	109,750	4.1 years	10.04	—	83,775	10.20	—
(10.91 — 12.71)	18,000	7.0 years	11.52	—	9,600	11.56	—
(12.72 — 14.53)	89,600	6.0 years	13.04	—	65,250	13.04	—
(14.54 — 16.34)	30,000	6.2 years	16.01	—	18,000	16.01	—
(16.35 — 16.84)	40,000	4.7 years	16.84	—	32,500	16.84	—

	2,862,964	4.3 years	$6.60	$371,870	2,498,864	$6.59	$371,870

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $3.96 on December 26, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The total intrinsic value of options exercised during fiscal 2008 and fiscal 2007 was $3.5 million and $1.5 million, respectively. As of December 28, 2008, Lakes’ unrecognized share-based compensation related to stock options was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant-date fair value of stock options granted during fiscal 2008, fiscal 2007 and fiscal 2006 was $3.23, $4.31 and $7.14, respectively, per share.

Lakes issues new shares of common stock upon exercise of options.

12.	Employee retirement plan:

Lakes has a section 401(k) employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.2 million during fiscal 2008 and $0.1 million during fiscal 2007 and fiscal 2006, respectively. Company contributions are vested over a period of five years.

13.	Commitments and contingencies:

Tribal commitments.  The construction of Lakes’ Indian casino projects will depend on the tribes’ ability to obtain financing for the projects. Lakes may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase the Company’s potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at December 28, 2008.

Obligations to related parties.  See Note 14.

Operating leases.  The Company entered into a ten year non-cancelable operating lease for its aircraft on December 31, 2007. The Company has an optional one-year renewal term and the operating lease agreement allows the Company the option of purchasing the aircraft at its estimated fair value at 60 months and 84 months into the term of the lease. Approximate future minimum lease payments due under this lease are $3.7 million, of which $0.4 million is payable in fiscal 2009 and each respective year thereafter, respectively. Rent expense under the Company’s aircraft operating lease, exclusive of real estate taxes, insurance, and maintenance expense was $0.5 million, $0.7 million and $0.8 million for fiscal 2008, fiscal 2007 and fiscal 2006, respectively.

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

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. Depositions of the Louisiana Department of Revenue are tentatively scheduled to occur in March 2009. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has determined that it is more likely than not that it will not be able to support its position related to this tax matter. As such, Lakes has recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

Miscellaneous legal matters.  Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. Accordingly, no provision for loss has been recorded in connection therewith.

14.	Related party transactions:

KAR Entities.  In 1999, Lakes, through its subsidiaries Lakes Jamul, Inc. and Lakes Shingle Springs, Inc. respectively, advanced $1.0 million to each of Kean Argovitz Resorts — Jamul, LLC (“KAR-Jamul”) and KAR-Shingle Springs (together, the “KAR Entities”) and received promissory notes (collectively, the “1999 Notes”). At the time, the KAR Entities held rights in development and management contracts for the Jamul and Shingle Springs casino projects. The loans were part of overall transactions in which Lakes initially acquired interests in those casino projects by entering into joint ventures with the KAR Entities. Under the joint venture arrangements, Lakes and the KAR Entities jointly formed the companies to develop the casinos (“Project Companies”) and the KAR Entities assigned their rights in the development and management contracts to the Project Companies. As such, the business purpose for the loans by Lakes was to acquire interests in the subject casinos projects, as the loans were a condition to entering into the joint ventures.

In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. At the time of the purchase, the KAR Entities owed Lakes $1.9 million under the 1999 Notes. As consideration for the purchase of the KAR Entities’ partnership interest in Jamul and Shingle Springs, Lakes forgave the amounts owed under the 1999 Notes of $1.9 million. Lakes recorded the $1.9 million as part of its intangible assets related to the Jamul and Shingle Springs Indian casino projects. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities. Under these agreements, Lakes forgave the notes receivable from the KAR Entities subject to the agreements of Messrs. Kean and/or Argovitz to assume the obligations under the notes in certain circumstances.

Under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of each casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul casino operations and 15% of the management fees received by Lakes from the Red Hawk Casino operations, less certain costs of these operations. If Mr. Kean is found suitable by relevant gaming regulatory authorities and elects to serve as a consultant, he will be obligated to repay 50% of the notes receivable from the KAR Entities. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from each of the Jamul Casino and Red Hawk Casino projects from the date of election through the term of the respective casino management contracts

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(but not during any renewal term of such management contracts). As of December 28, 2008, Mr. Kean had neither provided evidence of suitability by relevant gaming authorities nor elected to receive annual payments of $1 million as described above.

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

Under the agreement with Mr. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase his respective original equity interest in the Lakes’ subsidiaries and he will be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the management contract with the Jamul casino and a 15% equity interest in Lakes’ management contract with the Shingle Springs casino. Upon obtaining this interest, Mr. Argovitz will become obligated to repay 50% of the 1999 Notes. If he is not found suitable or does not elect to purchase equity interests in the Lakes Subsidiaries, Mr. Argovitz may elect to receive annual payments of $1 million from each of the Jamul and Shingle Springs casino projects from the date of election through the term of the respective casino management contracts (but not during any renewal term of such management contracts). As of December 28, 2008, Mr. Argovitz had neither provided evidence of suitability by relevant gaming authorities nor elected to receive annual payments of $1 million as described above.

In addition, the KAR Entities owe Lakes $1.3 million as of December 28, 2008 and December 30, 2007. These amounts represent the KAR Entities’ portion of non-reimbursed costs related to the Jamul and Shingle Springs projects, and are collateralized by the KAR Entities’ share of future revenues from the projects.

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

The Company determined that Mr. Kean’s obligation to Lakes is similar to a collateral dependent loan and that the asset impairment assessment guidance in SFAS No. 114 is appropriate. At the time of the default and at December 28, 2008, the present value of expected future cash flows of Mr. Kean’s collateral discounted for the inherent risks in those future cash flows exceeded the amount of Mr. Kean’s $1.8 million obligation. Therefore, no impairment was recorded at the time of default or has been recorded subsequently.

Lakes continues to monitor the collectibility of this note on a quarterly basis and as of December 28, 2008 and December 30, 2007 has concluded that repayment was probable based upon Mr. Kean’s remaining economic interests in the Jamul and Shingle Springs projects. Lakes also advanced Mr. Kean $0.1 million and $0.8 million in fiscal 2006 and fiscal 2005 respectively as consideration for assisting Lakes in obtaining and entering into development and management contracts for new casino projects. These amounts are included as part of other long-term assets related to Indian casino projects in the accompanying consolidated balance sheets. The advances are evidenced by a loan that is secured by the future operations of certain casino projects in which Mr. Kean is directly involved in. The outstanding amount of this loan was $1.0 million at December 28, 2008 and December 30, 2007, respectively. Mr. Kean has agreed that 50% of the consulting fees or other payments payable to him under the agreements with Lakes and its subsidiaries shall be applied toward repayment of his indebtedness to Lakes. In the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

event of a default under the agreements, 100% of the fees and payments will be applied toward repayment of his indebtedness to Lakes.

In addition, Lakes has an outstanding note from Kevin Kean of $0.1 million at December 28, 2008 and December 30, 2007 which is also collateralized by Mr. Kean’s interest in future operations of casino projects in which Mr. Kean and Lakes are both directly involved.

As of December 28, 2008, and December 30, 2007, Lakes has recorded $4.3 million in other assets related to Indian casino projects resulting from the transactions described above.

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

Lakes’ principal continuing operations consist of the development, financing and management of gaming-related properties. Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, Lakes’ corporate office building and construction in progress related to a Company-owned casino project in Vicksburg, Mississippi. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Industry Segments
	Indian
	Casino	Corporate &	Discontinued
	Projects	Eliminations	Operations	Consolidated

December 28, 2008
Revenue	$24.2	$0.1	$—	$24.3
Impairment losses	20.0	4.0	—	24.0
Ohio initiative costs	—	28.7	—	28.7
Loss from operations	(22.0)	(46.7)	—	(68.7)
Discontinued operations	—	—	(8.3)	(8.3)
Total assets	120.6	44.8	—	165.4
Depreciation and amortization expense	—	0.3	—	0.3
Amortization of intangible assets related to Indian casino projects	6.9	—	—	6.9
December 30, 2007
Revenue	$6.6	$0.1	$—	$6.7
Impairment losses	0.3	—	—	0.3
Earnings (loss) from operations	9.9	(17.2)	—	(7.3)
Discontinued operations	—	—	(5.9)	(5.9)
Total assets	158.2	56.3	41.6	256.1
Depreciation and amortization expense	—	0.4	—	0.4
Amortization of intangible assets related to Indian casino projects	2.8	—	—	2.8
December 31, 2006
Revenue	$0.5	$0.1	$—	$0.6
Impairment losses	1.2	—	—	1.2
Earnings (loss) from operations	49.4	(15.5)	—	33.9
Discontinued operations	—	—	4.8	4.8
Total assets	242.8	67.0	51.3	361.1
Depreciation and amortization expense	—	0.4	—	0.4

16.	Settlement Agreement with a beneficial owner:

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

17.	Selected quarterly financial information (unaudited):

Quarterly results of operations for the fiscal years ended December 28, 2008 and December 30, 2007 are summarized as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

2008
Net revenues	$4,600	$5,885	$8,383	$5,462
Loss from continuing operations	(4,662)	(2,404)	(483)	(61,118)
Loss from continuing operations applicable to common shareholders	(5,182)	(2,822)	(3,029)	(66,992)
Loss from continuing operations applicable to common shareholders per basic share	($0.21)	($0.11)	($0.12)	($2.66)

(1)	Results included approximately $2 million of development costs associated with the Ohio casino resort initiative.

(2)	Results included approximately $4 million of development costs associated with the Ohio casino resort initiative.

(3)	Results included approximately $5 million of development costs associated with the Ohio casino resort initiative.

(4)	Results included approximately $18 million of development costs associated with the Ohio casino resort initiative, impairment losses of $4.0 million associated with the Vicksburg project, unrealized losses of $11.8 million on the notes receivable associated with the Jamul Casino project, unrealized losses of $6.6 million on the notes receivable from the Shingle Springs Tribe, and impairment losses of $20.0 million on the intangible assets and land held for development associated with the Jamul Casino project.

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter	Quarter

2007
Net revenues	$479	$408	$2,603	$3,250
Earnings (loss) from continuing operations	(4,369)	5,125	(3,685)	(4,377)
Net earnings (loss) from continuing operations applicable to common shareholders	(8,439)	8,602	(3,873)	(5,448)
Earnings (loss) from continuing operations applicable to common shareholders per share:
Basic	($0.36)	$0.36	($0.16)	($0.22)
Diluted	(0.37)	0.33	(0.16)	(0.22)

(1)	Results included a loss on extinguishment of debt of $3.8 million related to the repayment of Lakes’ $105 million credit agreement.

(2)	Results included interest income of $4.9 million resulting from the repayment of land previously purchased on behalf of the Shingle Springs Tribe.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 28, 2008, our internal control over financial reporting is effective based on these criteria. Piercy Bowler Taylor & Kern, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on our internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the

Board of Directors” to be included in Lakes’ definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 11.	Executive Compensation.

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation”, “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” to be included in the Lakes’ definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

The Lakes Entertainment, Inc. 1998 Stock Option and Compensation Plan (the “1998 Employee Plan”) and the 1998 Director Stock Option Plan (the “1998 Director Plan”) permit the grant of up to a maximum of 5,000,000 shares and 500,000 shares of common stock, respectively, as of the end of fiscal 2008. At Lakes’ annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock.

The 1998 Employee Plan and the 2007 Plan are designed to integrate compensation of our executives and employees, including officers and directors (the 1998 Employee Plan excludes directors who are not also full-time employees) with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. Under the 1998 Director Plan, we issued equity awards to members of our Board of Directors, who are not also our employees or employees of our subsidiaries. The 1998 Employee Plan, 1998 Director Plan and 2007 Plan have all been approved by our shareholders.

The following table provides certain information as of December 28, 2008 with respect to our equity compensation plans:

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	warrants and Rights	in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	2,317,964	$6.67	32,150
1998 Director Plan	356,000	$7.12	—
2007 Plan	189,000	$4.68	311,000

Total	2,862,964	$6.60	343,150

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement for its 2009 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	50
Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007	51
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	52
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	53
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2008, December 30, 2007 and December 31, 2006	54
Notes to Consolidated Financial Statements	55

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).
3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)
3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).
3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)
4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)
10.1	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)
10.2	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.)*
10.3	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.)*
10.4	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.5	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.6	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.7	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.8	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.9	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.10	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.11	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.12	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.13	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.14	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.15	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.16	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.17	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.18	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

Exhibits	Description

10.19	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.20	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.21	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.22	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.23	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.24	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.25	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)
10.26	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.27	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.28	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.29	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.30	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.31	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.32	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.33	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.34	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.35	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.36	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.37	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.38	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.39	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.40	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.41	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.42	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.43	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.44	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.45	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.46	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.47	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.48	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.49	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.50	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.51	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.52	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.53	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.54	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.55	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.56	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.57	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.58	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.59	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.60	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.61	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.62	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.63	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.64	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.65	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.66	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.67	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.68	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.69	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

Exhibits	Description

10.70	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.71	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.72	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.73	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.74	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.75	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.76	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.77	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.78	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.79	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.80	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.81	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.82	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.83	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.84	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.85	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.86	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.87	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.88	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.89	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.90	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)
10.91	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.92	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.93	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.94	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.95	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.96	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.97	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.98	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description

10.99	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.100	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.101	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.102	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)
10.103	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.104	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.105	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.106	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.107	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.108	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.109	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.110	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.111	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.112	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description

10.113	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.114	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.115	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.116	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.117	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.118	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.119	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.120	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.(Incorporated by reference to Exhibit 10.226 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).*
10.121	Second Amendment dated January 23, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2007.)
10.122	May 4, 2007 Letter Agreement between Lakes Entertainment, Inc. and PLKS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 10, 2007.)
10.123	Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)
10.124	Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.125	Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.126	Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.127	Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.128	Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

Exhibits	Description

10.129	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*
10.130	Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008).
10.131	Intercreditor and Subordination Agreement, dated as of September 30, 2008, with Bank of Utah, as FF&E agent (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).
10.132	First Amendment to Intercreditor and Subordination Agreement, dated as of September 30, 2008, with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).
10.133	Credit Line Agreement dated October 3, 2008 between Lakes Entertainment, Inc. and UBS Financial Services Inc. together with Addendum dated October 3, 2008 and Second Addendum dated September 26, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 9, 2008).
10.134	Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.135	Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.136	Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.137	Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.138	Auction Rate Securities Rights Agreement dated October 20, 2008, effective November 3, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 7, 2008).
10.139	Lakes Entertainment, Inc. Information Statement dated November 17, 2008 (Incorporated by reference to Exhibit 99.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 17, 2008).
10.140	First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*
10.141	First Amendment to Employment Agreement with Timothy J. Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 11, 2009.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN
Name:     Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of March 12, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2009.

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