Form 10-K/A
period 2008-12-28
LAKES ENTERTAINMENT INC
filed 2009-04-27
CIK 1071255

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note:  We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 28, 2008 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. Because we will not file our definitive proxy statement within 120 days of our fiscal year ended December 28, 2008, we are amending and restating in its entirety Part III and supplementing Part IV of the Report. Other than the amendment described above, this Form 10-K/A does not modify or update the disclosures in the Report in any way.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors currently consists of seven directors. The names and ages of the directors, and their principal occupations and tenure as directors, which are set forth below, are based upon information furnished to us by each director.

Name and Age of	Principal Occupation, Business	Director
Director	Experience for Past Five Years and Directorships of Public Companies	Since

Lyle Berman Age 67	Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. since June 1998 and Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes) from October 1991 through December of 1998. Mr. Berman served as President of Lakes from November 1999 until May 2003. Mr. Berman has also served as the Executive Chairman of the Board of WPT Enterprises, Inc. from its inception in February 2002, and had served as its Chief Executive Officer from February 25, 2005 until April 1, 2005. Mr. Berman has also been Chairman of the Board of PokerTek, Inc. since January 2005. Mr. Berman also served as Chief Executive Officer of Rainforest Café, Inc. from February 1993 until December 2000.	1998
Timothy J. Cope Age 57	President of Lakes Entertainment, Inc. since May 2003 and Chief Financial Officer, Treasurer, and a director of Lakes Entertainment since June 1998. Mr. Cope has served as a director of WPT Enterprises, Inc. since March 2002, but has agreed to step down effective May 20, 2009. Mr. Cope served as Secretary of Lakes Entertainment, Inc. from June 1998 until December 31, 2007. Mr. Cope served as an Executive Vice President of Lakes Entertainment, Inc. from June 1998 until May 11, 2003. Mr. Cope held the positions of Executive Vice President, Chief Financial Officer and Director of Grand Casinos, Inc. from 1993 through 1998.	1998
Morris Goldfarb Age 58	Director of Lakes Entertainment, Inc. since June 1998. Mr. Goldfarb is a director, Chairman of the Board and Chief Executive Officer of G-III Apparel Group, Ltd., a publicly-held manufacturer and distributor of men’s and women’s outerwear and sportswear under its many labels and under private retail, proprietary and licensed labels. Mr. Goldfarb has served as either the President or Vice President of G-III and its predecessors since its formation in 1974. Mr. Goldfarb currently is President and Director of The Leather Apparel Association, a non-profit leather trade association; Director of Benjamin N. Cardozo School of Law; Director of Fashion Delivers Charitable Foundation, Inc.; Director of CIT Consumer Products Advisory Board; and Director of Camp Sussex, Inc., a non-profit sleep-away camp for underprivileged children.	1998
Neil I. Sell Age 67	Director of Lakes Entertainment, Inc. since June 1998. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm of Maslon Edelman Borman & Brand, LLP, which in the past, had rendered legal services to Lakes.	1998

Name and Age of	Principal Occupation, Business	Director
Director	Experience for Past Five Years and Directorships of Public Companies	Since

Ray M. Moberg Age 60	Director of Lakes Entertainment, Inc. since December 2003. Mr. Moberg retired from Ernst & Young in 2003 after serving for 33 years, including as managing partner of its Reno office from 1987 until his retirement. Mr. Moberg also serves as a director of WPT Enterprises, Inc.	2003
Larry C. Barenbaum Age 62	Director of Lakes Entertainment, Inc. since February 2006. Mr. Barenbaum is Chairman of the Board of Directors of Christopher & Banks Corporation, a publicly held national specialty retailer of women’s apparel. Mr. Barenbaum has served on the Christopher & Banks Corporation Board since March 1992. Since November 1991, Mr. Barenbaum has been engaged in investment activities and has provided consulting services to various companies in the specialty retail and services industry.	2006
Richard D. White Age 55	Director of Lakes Entertainment, Inc. since December 2006. Mr. White has been a Managing Director and head of the Private Equity and Special Products Department of Oppenheimer & Co. Inc. since June 2004. From 2002 to June 2004, he served as President of Aeolus Capital Group LLC, a private equity and investment management firm. From 1985 until 2002, he was a Managing Director at CIBC Capital Partners, an affiliate of CIBC World Markets, and its predecessor firm, Oppenheimer & Co., Inc. During that time, Mr. White worked in both the Investment Banking and Private Equity Investing departments. Mr. White is a director of Escalade Inc., a manufacturer of sporting goods and office products; and G-III Apparel Group, Ltd. Mr. White also serves as Chairman of the Board of Aquus Energy, Inc., a solar energy systems integration company.	2006

EXECUTIVE OFFICERS

The table below lists the executive officers of the Company as of December 28, 2008:

Name	Age	Position(s) with Lakes Entertainment

Lyle Berman	67	See section titled “Directors” above.
Timothy J. Cope	57	See section titled “Directors” above.

CORPORATE GOVERNANCE

Audit Committee of the Board of Directors

The Board of Directors has established a three-member Audit Committee that consists of Larry C. Barenbaum, Richard D. White and Ray Moberg, who is the chairperson of the audit committee. The primary functions of the Audit Committee are (i) to serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) to review and appraise the audit efforts of our independent auditors, and (iii) to provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors.

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Moberg, is an “Audit Committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the Audit Committee is an

“independent director,” as such term is defined in Section 5605(a)(2) of The NASDAQ Stock Market LLC’s listing standards.. The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

CODE OF CONDUCT

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

Based solely on the Section 16(a) forms furnished to us, we believe that all officers, directors and greater than ten percent shareholders met all applicable filing requirements under Section 16(a) during fiscal 2008.

Item 11.	Executive Compensation.

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Compensation Committee, referred to as the Committee, discharges the responsibilities of the Board of Directors relating to compensation of the named executive officers of the Company. The Committee is comprised of independent directors as defined in The NASDAQ Stock Market LLC listing standards. The Committee also has oversight responsibility for our annual incentive plans, stock option plans and other benefit plans for our executive officers and directors.

Compensation Objectives and Policies.

Our compensation objective is to attract and retain the best possible executive talent, tie annual cash and stock incentives to achievement of measurable corporate and individual strategic and/or financial objectives, and create an overall compensation program for named executive officers that promotes increasing shareholder value. We use both short-term compensation and long-term compensation to achieve the Company’s goal of driving long-term shareholder value. The short-term compensation consists of base salary, annual incentive cash bonus plan and severance plan that are designed to be competitive enough to retain highly qualified executives while also providing performance-based incentives. The long-term compensation has an equity-based component that is intended to ensure that the named executive officers’ long-term interests are focused on increasing shareholder value in the Company.

The Committee establishes compensation for the named executive officers by considering several objective and subjective criteria. These criteria include market trends with respect to executive compensation, compensation of named executive officers for publicly-held companies in the gaming industry, level of the named executive officer’s responsibility and capabilities, past compensation, and individual performance of the executive. In addition, the Committee evaluates the value and expertise that the named executive officer brings to his position. The overall goal is to establish a compensation package for each named executive officer that is reasonable yet competitive. On no less than an annual basis, the compensation of the named executive officers is reviewed by the Committee to determine whether Company objectives are being met.

Our compensation policies are also reviewed no less than annually by the Committee to determine whether they are still effective and, if not, what type of adjustments must be made to accomplish our compensation philosophy. The current compensation programs were last reviewed on December 28, 2008 and were found to be consistent with our compensation objectives.

Compensation Programs Design.

Because the Company currently has limited operating revenues and profits with which to measure corporate success, corporate performance has not been strongly emphasized in determining base or incentive compensation for named executive officers. Instead, initial and adjusted base compensation have been determined to afford a reasonable standard of living and enough incentive compensation (including annual bonus and stock options) to provide incentive to attain corporate and individual goals that translate into increased shareholder value. The annual incentive cash bonus compensation for the Chief Executive Officer and President has been awarded based on fulfillment of corporate financial and strategic goals set by the Committee at the beginning of each fiscal year, subject to the Committee’s discretion to increase or decrease the annual incentive cash bonus compensation based on individual performance during the completed fiscal year. The annual incentive cash bonus compensation for the other named executive officers has been awarded based more on fulfillment of a combination of corporate and individual goals (with a greater emphasis on achieving individual goals) with the goals recommended by the Chief Executive Officer and the President for adoption by the Committee. Bonuses for a completed fiscal year have been generally paid out in the first half of the next fiscal year. We expect that future annual incentive cash bonuses for all named executive officers will be tied more closely with corporate financial and strategic performance goals established at the beginning of each fiscal year by the Committee. We believe bonus potential adequately motivates executives to attain corporate and individual goals.

Our long-term compensation program is designed to emphasize the performance measures our named executive officers need to address in order to deliver shareholder value. Historically, the equity-based component of the compensation program has been provided by the Company’s 1998 Stock Option and Compensation Plan, referred to as the 1998 plan, but options are not granted to named executive officers or other employees of the Company under the 1998 plan each year. For example, a small number of options were granted to certain employees (other than the named executive officers) under the 1998 plan in fiscal 2006, and Scott Just was the only named executive officer granted options in fiscal 2007 in correlation with his hire date. The Company established the 2007 Stock Option and Compensation Plan, referred to as the 2007 plan, which was approved by the shareholders at our 2007 annual meeting. The Company granted an aggregate of 50,000 stock options to named executive officers in 2008. The stock options granted to our executives (as well as to the Company’s other employees) typically vest pro rata over three, four or five years with an exercise price equal to the closing market price of the Company’s common stock on the date of the grant. All options expire ten years from the date of grant. Historically, stock options have been granted to new hires, whether a named executive officer or not, as of the date of hire, and additional stock options were granted to employees in fiscal years 1999, 2004 and 2008 at regularly scheduled meetings of the Committee. Most Committee meetings are scheduled a year in advance. Scheduling decisions are made without regard to anticipated earnings or other major announcements by the Company. In granting stock options to named executive officers, we recognized that while the value realizable from exercisable stock options is dependent upon the extent to which the Company’s performance is reflected in the market price of the Company’s common stock at any particular point in time, the decision as to whether this value will be realized in any particular year is determined by each individual and not by the Committee. For these reasons, when the Committee determines to grant a stock option to a named executive officer, that decision does not take into account any gains realized in any given year by a named executive officer as a result of his individual decision to exercise an option granted in a previous year.

We expect in future years to provide equity-based compensation to named executive officers in the form of restricted stock grants and possibly other forms permitted under the 2007 plan, rather than just in the form of stock option grants. In early 2009, the Committee granted restricted stock units to named executive officers in lieu of stock options. We may also make awards subject to performance goals that must be satisfied or met as a condition to exercisability, vesting or receipt of all or a portion of an award. The 2007 plan provides that these goals can be based exclusively on one or more of the corporate-wide or subsidiary, division or operating unit financial measures listed in the 2007 plan, which include various financial measures and strategic business criteria. We may make equity-

based awards to named executive officers under the 2007 plan from time to time at regularly scheduled meetings of the Committee in line with its past practice described above, but awards may not necessarily be made each year. We also anticipate that an initial equity-based award will be made to new hires as of the date of hire. We believe that having the ability to provide equity-based compensation is an essential element of the compensation program that motivates the named executive officers to enhance shareholder value.

Elements of Compensation

For the fiscal year ended December 28, 2008, referred to as fiscal 2008, the principal components of compensation for named executive officers included base salary and annual incentive bonus compensation. Our Chief Executive Officer and President also have post termination benefits, personal benefits and perquisites provided for in their employment agreements.

Base salary.  We use base salary to recognize the experience, skills, knowledge and responsibilities required of our named executive officers in their roles. The Committee reviews each named executive officer’s salary annually and makes adjustments, as appropriate, based on the recommendations of the Chief Executive Officer and President. The Committee also considers a number of factors including market data taken from the public filings of public companies in the gaming industry, internal review of the executive’s compensation (both individually and relative to other executives), level of the executive’s responsibility, and individual performance of the executive. Consistent with fiscal 2007 base salaries, the base salaries of the named executive officers continued to be the biggest portion of the name executives’ compensation in fiscal 2008.

The base salaries of Lyle Berman (Chief Executive Officer), Timothy J. Cope (President), and Mark Sicilia (Vice President of Food & Beverage), were established in their respective employment agreements. Neither theirs, nor Richard Bienapfl or Scott Just’s base salaries were increased in fiscal 2008. We and the Committee believed that the base salaries of our named executive officers for fiscal 2008 were at acceptable market rates.

Annual incentive cash bonus.  Annual incentive cash bonuses are intended to reward individual and Company performance during the year. Annual incentive cash bonuses range from 20% — 80% of the named executive officer’s base salary. The bonuses are determined on a discretionary basis by the Committee based on recommendations from the Chief Executive Officer and President and the performance of the Company and the named executive officer for the completed fiscal year. The annual incentive cash bonus awards made to named executive officers in April 2009 for performance in fiscal 2008 are reflected in the Summary Compensation Table on page 8. The Committee approved these annual incentive cash bonuses due to achievement of strategic fiscal 2008 corporate goals, including, among other things, the successful opening of the Red Hawk Casino for the Shingle Springs Band of Miwok Indians and the successful operating results of the Four Winds Casino for the Pokagon Band of Potawatomi Indians and the Cimarron Casino for the Iowa Tribe of Oklahoma. The annual incentive bonus program is reviewed annually by the Committee to determine whether it is achieving its intended purpose. We and the Committee believe it achieved its purpose in 2008.

Long term equity incentive.  The Company traditionally uses stock options to motivate our named executive officers to increase long-term shareholder value. The Committee will consider providing other forms of equity-based compensation awards to named executive officers under the 2007 plan, which may be subject to performance goals, rather than just in the form of stock option grants. Grants of equity-based awards to named executive officers under the 2007 plan are made from time to time, as the Committee has done in early 2009, at regularly scheduled meetings of the Committee in line with our past practices. In early 2009, the Committee granted restricted stock units to named executive officers in addition to stock options. Awards may not necessarily be made each year if the Committee decides that the Company’s strategic and financial performance does not merit awards or the Committee believes that the named executive officer has received a sufficient amount of equity-based awards. It is anticipated that an initial equity-based award will continue to be made to new hires in the form of stock options as of the date of hire.

Personal benefits and perquisites.  Lyle Berman (Chief Executive Officer) and Timothy J. Cope (President) have personal benefits and perquisites provided under their respective employment agreements. Both agreements were negotiated and executed in February 15, 2006, and amended effective February 15, 2009. The Company and the Committee believe that the benefits and perquisites are reasonable and consistent with the compensation program to better enable the Company to retain superior employees for key positions. These two officers are provided personal use of the Company’s aircraft and term life insurance coverage paid by the Company. The value of these benefits and perquisites is set forth in the Summary Compensation Table on page 8. Mark Sicilia’s employment agreement does not contain any personal benefits or perquisites. The other named executive officers receive only those personal benefits and perquisites that are provided on a non-discriminatory basis to all employees.

Post-termination benefits.  Mr. Berman, Mr. Cope and Mr. Sicilia have post-termination benefits as provided in their respective employment agreements. See “Potential Payments Upon Termination or Change-In Control” for a discussion of those benefits. Mr. Berman, Mr. Cope and Mr. Sicilia are the only named executive officers with employment agreements, and specific post-termination benefits. We provided these benefits to Mr. Berman and Mr. Cope as they were part of the compensation package they negotiated with us for continued employment with us. We provided post-termination benefits to Mr. Sicilia as it was a condition to his initial employment with us.

Role of Executives in Establishing Compensation.

The Chief Executive Officer and President play an integral role in recommending compensation for the named executive officers. These officers, along with the Company’s human resources department, research the current and expected compensation trends of other publicly-held companies in the gaming industry applicable to named executive officers, evaluate performance for the completed fiscal year, establish business performance targets and objectives for the coming fiscal year and recommend salary adjustments for the named executive officers to the Committee. These executives participate in the Committee meetings to provide background information on the Company’s business and operational objectives and their evaluation of, and compensation recommendations for, the named executive officers. As required by the listing standards of The NASDAQ Stock Market LLC, the Chief Executive Officer does not participate in deliberations concerning, or vote on, the compensation arrangements for himself.

Tax and Accounting Implications

Deductibility of Executive Compensation.  As part of its role, the Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid under the management compensation programs are generally fully deductible for federal income tax purposes. However, in certain situations, the Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. For fiscal 2008, the amount of compensation in excess of $1,000,000 for any named executive officer was deductible for federal income tax purposes.

Accounting for Stock-Based Compensation.  Beginning on January 1, 2006, the Company began accounting for stock-based payments including its long-term equity incentive program in accordance with the requirements of the Financial Accounting Standards Board’s Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in this annual report on Form 10-K, as amended, with management. Based on the review and discussions with management with respect to the Compensation Discussion and Analysis, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this annual report on Form 10-K, as amended.

The foregoing report is provided by the following directors, who constitute the Compensation Committee.

COMPENSATION COMMITTEE

Morris Goldfarb
Larry C. Barenbaum

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the last fiscal year awarded to or earned by (i) each individual that served as our Chief Executive Officer during fiscal 2008; (ii) each individual that served as our Chief Financial Officer during fiscal 2008; (iii) our three most highly compensated individuals who served as executives of the Company other than our Chief Executive Officer and Chief Financial Officer who were serving as executives at the end of fiscal 2008. The Chief Executive Officer, the Chief Financial Officer and the other executives are collectively referred to in this proxy statement as the named executive officers.

					Option	All Other
			Salary	Bonus	Awards	Compensation		Total
Name and Principal Position	Year		($)(1)	($)	($)(2)	($)		($)

Lyle Berman,	2008		500,000	200,000	10,788	236,750	(3)	947,538
Chairman of the Board, Chief	2007		500,000	200,000	486,743	131,217	(3)	1,317,960
Executive Officer	2006		500,000	200,000	486,743	178,779	(3)	1,365,522
Timothy J. Cope,	2008		350,000	140,000	10,788	21,443	(4)	522,231
President, Chief Financial	2007		350,000	140,000	243,371	20,776	(4)	754,147
Officer and Treasurer	2006		350,000	140,000	243,371	30,864	(4)	764,235
Richard Bienapfl,	2008		250,000	50,000	2,697	9,200	(5)	311,897
Vice President Development	2007		245,673	100,000	121,686	9,000	(5)	476,359
	2006		225,000	45,000	121,686	8,800	(5)	400,486
Mark Sicilia,	2008		200,000	80,000	134,491	9,200	(5)	423,691
Vice President of Food & Beverage	2007		200,000	80,000	131,797	9,000	(5)	420,797
	2006		200,000	80,000	131,797	8,800	(5)	420,597
Scott Just,	2008		185,000	74,000	28,063	8,633	(5)	295,696
Vice President — Gaming	2007	(6)	—	—	—	—		—
	2006	(6)	—	—	—	—		—

(1)	Includes cash compensation deferred at the election of the executive officer under the terms of the Company’s 401(k) Savings Incentive Plan.

(2)	Includes the amounts recognized for reporting purposes in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment-Revised 2004. The amounts represent compensation costs of outstanding stock options for awards granted in fiscal 2008 and in prior years. The amounts do not reflect the actual amounts that may be realized by the executive officers. A discussion of the assumptions used in calculating these values may be found in Note 2 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

(3)	Amount primarily represents the variable cost to the Company arising from Mr. Berman’s personal use of the Company’s corporate jet in fiscal 2008 of $180,136, fiscal 2007 of $78,168 and fiscal 2006 of $125,930. This amount also includes payment by the Company of term life and executive disability insurance premiums of approximately $40,214 in fiscal 2008 and $36,849 in each of fiscal 2007 and 2006, matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan of $9,200 in fiscal 2008, $9,000 in fiscal 2007 and $8,800 in fiscal 2006, and travel and expense allowance of $7,200 in each of fiscal 2008, 2007 and 2006.

(4)	Amount includes matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan of $9,200 in fiscal 2008, $9,000 in fiscal 2007 and $8,800 in fiscal 2006, payment by the Company of term life and executive disability insurance premiums of approximately $5,043 in fiscal 2008, $4,576 in fiscal 2007 and $4,813 in fiscal 2006, and travel and expense allowance of $7,200 in each of fiscal 2008, 2007 and 2006. Fiscal 2006 also includes the variable cost to the Company arising from Mr. Cope’s personal use of the Company’s corporate jet of $10,051.

(5)	Amount represents matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan.

(6)	Was not a Named Executive Officer in fiscal 2007 or 2006.

Employment Agreements for Chief Executive Officer and President.  The Company entered into employment agreements dated as of February 15, 2006 with Lyle Berman and Timothy J. Cope, each referred to as an Executive, to employ the Executives as members of the Company’s senior management. Under the agreements, the Executives are required to perform such duties as may be designated by the Company’s Board of Directors from time to time. Each agreement had an initial term of 36 months and both agreements were amended in 2009 for an additional 36 month term, which commenced February 15, 2009. The term of each agreement automatically extends for successive one-year periods unless at least 60 days prior to the end of a term, the Company or the Executive gives notice to the other of an election to terminate the agreement at the end of the current term. In addition, the agreement may be terminated (a) upon the death or disability (as defined in the agreement) of the Executive; (b) by the Company for cause (as defined in the agreement); (c) by the Company without cause; (d) as a result of a constructive termination (as defined in the agreement); or (e) by the Executive at any time upon providing 60 days advance written notice to the Company. Under the terms of the agreements, Mr. Berman and Mr. Cope receive a base salary of $500,000 and $350,000, respectively, or such other amount as may be determined by the Company in its sole discretion, and a monthly travel and expense fee in the amount of $600. The Executives are also entitled to participate in Lakes’ discretionary incentive compensation program and to receive other benefits provided by the Company to senior executives. Each employment agreement also contains customary confidentiality provisions and a two-year post-employment non-solicitation covenant. Each employment agreement also contains an arbitration clause.

Employment Agreement for Vice President of Food & Beverage.  The Company entered into an employment agreement dated as of March 5, 2005 with Mark Sicilia to employ him as the Vice President of Food & Beverage. The agreement had an initial term of three years and was extended for a successive one-year period. The agreement automatically renewed for an additional one-year period and will continue to automatically renew unless either the Company or Mr. Sicilia provides notice to the other of a decision to extend the term of the agreement by November 1, 2009 unless at least 90 days prior to the end of a term, the Company or Mr. Sicilia gives notice to the other of an election to terminate the agreement at the end of the current term. In addition, the agreement may be terminated (a) by the Company for cause (as defined in the agreement); (b) by the Company without cause; (c) as a result of a constructive termination (as defined in the agreement); or (e) voluntarily by Mr. Sicilia. Under the terms of the agreement, Mr. Sicilia receives a base salary of $200,000 or such higher amount as may be determined by the Company in its sole discretion and was granted a nonqualified stock option to purchase up to 75,000 shares of the Company’s common stock. Mr. Sicilia is also entitled to receive an annual bonus in an amount equal to at least 40%, and up to 60%, of base salary, subject to approval of the Compensation Committee. Mr. Sicilia is also entitled to receive other benefits provided by the Company to vice presidents. The employment agreement also contains a customary confidentiality provision and a two-year post-employment non-solicitation and non-compete provision. If Mr. Sicilia’s employment agreement is terminated by the Company without cause or due to a constructive termination, Mr. Sicilia is entitled to receive, in equal installments paid at the same interval as his regular salary payments, the following: (a) base salary (including any accrued vacation) through his termination date, and severance benefits equal to 12 months of his base salary and an amount equal to the average bonus that he received in the Company’s fiscal year(s) prior to the fiscal year in which his employment is terminated; and (b) all medical and dental insurance benefits during the severance period. In addition, all outstanding options to purchase shares of common stock in the Company shall immediately vest and become immediately exercisable and Mr. Sicilia has two years after the date on which he ceases to be employed by the Company to exercise his right to purchase shares of stock of the Company under any such option agreements. The Company’s obligation to provide these payments and benefits is conditioned on Mr. Sicilia entering into a satisfactory general release.

Mr. Bienapfl and Mr. Just do not have employment agreements with the Company.

Grants of Plan-Based Awards

The following table provides information about equity awards granted to the named executives in fiscal 2008.

		All Other Option
		Awards: Number of	Exercise or Base	Grant Date Fair Value
		Securities Underlying	Price of Option	of Stock and Option
Name and Principal Position	Grant Date	Options (#)	Awards ($/Sh)(1)	Awards

Lyle Berman,	3/13/ 2008	20,000	$4.24	$53,934
Chairman of the Board, Chief Executive Officer
Timothy J. Cope,	3/13/2008	20,000	$4.24	$53,934
President, Chief Financial Officer and Treasurer
Richard Bienapfl,	3/13/2008	5,000	$4.24	$13,483
Vice President Development
Mark Sicilia,	3/13/2008	5,000	$4.24	$13,483
Vice President of Food & Beverage
Scott Just,	—	—	$—	$—
Vice President — Gaming

(1)	The exercise price was adjusted from $4.63 to $4.24, pursuant to the terms of the Company’s 2007 Stock Option and Compensation Plan, to preserve the intrinsic value of the option before a stock dividend of the Company’s shares of WPT Enterprises, Inc., as the value after the dividend.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of fiscal 2008 for each named executive officer.

	Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options	Option Exercise
	(#)	(#)	Price	Option Expiration
Name	Exercisable	Unexercisable(1)	($)(2)	Date

Lyle Berman	400,000	—	7.5361	01/01/2014
Chairman of the Board, Chief Executive Officer	—	20,000	4.2400	03/13/2018
Timothy J. Cope	88,214	—	3.7975	01/04/2009
President, Chief Financial Officer	200,000	—	7.5361	01/01/2014
and Treasurer	—	20,000	4.2400	03/13/2018
Richard Bienapfl	175,000	—	3.6100	01/03/2010
Vice President Development	100,000	—	7.5361	01/01/2014
	—	5,000	4.2400	03/13/2018
Mark Sicilia	56,250	18,750	13.0370	01/24/2015
Vice President of Food & Beverage	—	5,000	4.2400	03/13/2018
Scott Just	6,250	18,750	6.9914	11/12/2017
Vice President — Gaming

(1)	Options vest in equal installments over four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant.

(2)	The exercise price was adjusted from $4.63 to $4.24, pursuant to the terms of the Company’s 2007 Stock Option and Compensation Plan, to preserve the intrinsic value of the option before a stock dividend of the Company’s shares of WPT Enterprises, Inc., as the value after the dividend.

All options were granted under the Company’s 1998 Stock Option and Compensation Plan and the 2007 Stock Option and Compensation Plan. Stock options were granted to Mr. Berman and Mr. Cope in January 1999, January 2004 and March 2008. Stock options were granted to Mr. Bienapfl in January 2000, January 2004 and March 2008. Stock options were granted to Mr. Sicilia in January 2005 and March 2008. Stock options were granted to Scott Just in November 2007.

Option Exercises and Stock Vested

The following table sets forth certain information relating to the exercise of stock options during fiscal 2008 for each named executive officer.

	Option Awards
	Number of
	Shares
	Acquired	Value Realized
	on Exercise	on Exercise
Name	(#)	($)

Lyle Berman	1,000,000	3,142,500	(1)
Timothy J. Cope	311,786	347,500	(2)

(1)	Mr. Berman exercised 1,000,000 options in September of 2008 at an exercise price of $4.1875 per share.

(2)	Mr. Cope exercised expiring stock options with varying exercise prices and market prices pursuant to his Rule 10b5-1 trading plan.

Potential Payments Upon Termination or Change-In-Control

The table below describes the potential payments and benefits payable to each of the named executive officers who have employment agreements with the Company upon termination of employment due to disability, by the Company without cause, due to a constructive discharge, due to the named executive officer’s voluntary resignation, by the Company with cause, expiration of the initial or renewal term of the named executive officer’s employment agreement, and involuntary termination within two years following a change-in-control. The amounts shown in the table assume that such termination was effective as of December 28, 2008 and includes all amounts earned through that date and are estimates of the amounts that would be paid out to the named executive officers upon their termination of employment. The actual amounts to be paid out can only be determined at the time a named executive officer in fact terminates employment with the Company.

			Acceleration
			and
			Continuation of
Named		Continuation of	Options
Executive	Cash	Medical and	(Unamortized		Total
Officer;	Severance	Dental Benefits	Expense as of	Excise Tax	Termination
Termination Event	Payment ($)	(Present Value) ($)	12/28/08) ($)	Gross-Up ($)	Benefits ($)

Lyle Berman
— Disability	250,000	8,641	43,221	110,161	412,023
— Involuntary Termination without Cause	650,000	17,282	43,221	270,675	981,178
— Constructive Discharge	650,000	17,282	43,221	270,675	981,178
— Voluntary Termination	—	—	43,221	—	43,221
— For Cause Termination	—	—	43,221	—	43,221
— Expiration of Term	—	—	43,221	—	43,221
— Involuntary Termination after Change-in-Control	1,499,000	—	43,221	762,882	2,305,103
Timothy J. Cope
— Disability	175,000	10,597	43,221	94,869	323,687
— Involuntary Termination without Cause	490,000	21,194	43,221	247,922	802,337
— Constructive Discharge	490,000	21,194	43,221	247,922	802,337
— Voluntary Termination	—	—	43,221	—	43,221
— For Cause Termination	—	—	43,221	—	43,221
— Expiration of Term	—	—	43,221	—	43,221
— Involuntary Termination after Change-in-Control	1,008,000	—	43,221	625,549	1,676,770
Mark Sicilia
— Disability	280,000	20,786	11,889	—	312,675
— Involuntary Termination without Cause	280,000	20,786	11,889	—	312,675
— Constructive Discharge	280,000	20,786	11,889	—	312,675
— Voluntary Termination	—	—	—	—	—
— For Cause Termination	—	—	—	—	—
— Expiration of Term	—	—	—	—	—
— Involuntary Termination after Change-in-Control	—	—	—	—	—

Regular Benefits.  The amounts shown in the above table do not include payments and benefits that are provided on a non-discriminatory basis to salaried employees generally upon termination of employment. These include payment of accrued, but unused vacation pay.

Death.  A termination of employment due to death does not entitle the Named executive officers to any payments or benefits that are not available to salaried employees generally.

Disability.  Each of the employment agreements for Mr. Berman and Mr. Cope provides that if the agreement is terminated due to the executive’s disability, the executive would be entitled to receive an amount equal to six months of his then base salary and the continuation of medical and dental benefits for the executive and his dependents during the six months following any such termination.

Involuntary Termination without Cause or Constructive Discharge.  If either Mr. Berman or Mr. Cope is terminated without cause or through constructive discharge, he would be entitled to:

•	base salary (including any accrued vacation) through the termination date;

•	severance benefits equal to the accrued and unpaid base salary for 12 months, or for the period of time remaining in the term of employment, whichever is longer;

•	equivalent of bonus or incentive compensation (based upon the average bonus percentage rate for the two fiscal years of the Company preceding such termination) for 12 months, or for the period of time remaining in the term of the employment agreement, whichever is longer;

•	all medical and dental insurance benefits during the severance period; and

•	all outstanding options to purchase shares of stock in the Company immediately vest and become immediately exercisable for two years after the date on which executive ceases to be employed by the Company.

If Mr. Sicilia is terminated without cause or through constructive discharge, he would be entitled to:

•	base salary (including any accrued vacation) through the termination date;

•	severance benefits equal to the accrued and unpaid base salary for 12 months;

•	the equivalent of bonus or incentive compensation (based upon the average bonus Mr. Sicilia received for the fiscal year(s) of the Company preceding such termination) for 12 months;

•	all medical and dental insurance benefits during the severance period; and

•	all outstanding options to purchase shares of stock in the Company immediately vest and become immediately exercisable for two years after the date on which he ceases to be employed by the Company.

In exchange for these payments, Mr. Sicilia agreed not to compete with the Company, nor solicit the Company’s employees, for a period of two years following termination of employment with the Company.

Involuntary Termination after Change-in-Control.  If the employment of Mr. Berman or Mr. Cope is terminated without cause or due to constructive discharge within two years following a change-in-control, he would be entitled to:

•	all compensation due and payable to, or accrued for, the benefit of the executive as of the date of termination;

•	a lump sum payment equal to two times the executive’s annual compensation (which is defined as the executive’s (i) annual base salary plus annual bonus or incentive compensation computed at par levels, (ii) an amount equal to the annual cost to executive of obtaining annual health care coverage comparable to that currently provided by the Company, (iii) an amount equal to any normal matching contributions made by the Company on executive’s behalf in the Company’s 401(k) plan, (iv) annual automobile allowance, if any, and (v) an amount equal to the annual cost to the executive of obtaining life insurance and insurance coverage for accidental death and disability insurance comparable to that provided by the Company);

•	all outstanding options to purchase shares of stock in the Company immediately vest and become immediately exercisable for two years after the date on which executive ceases to be employed by the Company;

•	the Company must use its best efforts to convert any then existing life insurance and accidental death and disability insurance policies to individual policies in the name of the executive; and

•	if payments are made to the executive, or the value of other benefits received by the executive, in connection with the change of control exceed certain limits, Section 280G of the Internal Revenue Code imposes an excise tax on the employee. The costs of this excise tax, including related tax gross-ups, will be borne by the Company.

In exchange for these payments, Mr. Berman and Mr. Cope are subject to non-solicitation covenants covering the Company’s employees, persons or entities that are doing business with the Company, and anyone that is an active prospect to do business with the Company, for a period of two years following termination of employment with the Company.

Stock Option Acceleration and Continuation.  Upon the termination of the employment of Mr. Berman or Mr. Cope for any reason, including death, disability, expiration of the initial term, nonrenewal, termination by the Company with or without cause, termination by the executive with notice, due to a constructive discharge or within two years of a change of control, all stock options held by the executive immediately vest and become immediately exercisable by the executive or his legal representative for a period of two years following the date of termination of the executive’s employment.

Excise Tax Gross-Up.  If payments are made to Mr. Berman or Mr. Cope, or the value of other benefits received by them, in connection with the change-in-control exceed certain limits, Section 280G of the Internal Revenue Code imposes an excise tax on the employee. The costs of this excise tax, including related tax gross-ups, will be borne by the Company.

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal 2008 awarded to or earned by each of our directors who is not also a named executive officer.

	Fees Earned
	or Paid in	Option	All Other
	Cash	Awards	Compensation	Total
Name	($)(1)	($)(2)	($)	($)

Morris Goldfarb	61,000	25,304	—	86,304
Neil I. Sell	61,000	25,304	—	86,304
Ray Moberg	80,000	25,304	—	105,304
Larry C. Barenbaum	71,000	47,991	—	118,991
Richard D. White	70,000	46,366	—	116,366

(1)	We pay an annual fee of $50,000 to each of our directors who is not otherwise employed by us or our subsidiaries, referred to as a Non-Employee Director. We also pay each Non-Employee Director a fee of $1,000 for each meeting of the Board of Directors attended and $1,000 for each committee meeting that the Board of Directors attended. We also pay the Chairman of our Audit Committee an additional annual fee of $10,000 for serving in such capacity.

(2)	The options were granted pursuant to the 1998 Director Stock Option Plan. Each option has a ten-year term with 25% of the options becoming exercisable on the first through fourth anniversaries of the grant date of the options. The exercise price was adjusted from $4.63 to $4.24, pursuant to the terms of the Company’s 2007 Stock Option and Compensation Plan, to preserve the intrinsic value of the option before a stock dividend of the Company’s shares of WPT Enterprises, Inc., as the value after the dividend.

The following table shows the number of shares of option awards granted to each non-employee director during the fiscal year ended December 28, 2008 and the full grant date fair value of each award under SFAS 123R. The full grant date fair value is the amount we expense in our financial statements over the awards’ vesting period. A discussion of the assumptions used in calculating these values may be found in Note 2 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008.

		Number of	Grant Date
		Securities	Fair Value
		Underlying	of Option
Name	Grant Date	Options (#)	Awards ($)

Morris Goldfarb	03/13/2008	5,000	13,483
Neil I. Sell	03/13/2008	5,000	13,483
Ray Moberg	03/13/2008	5,000	13,483
Larry C. Barenbaum	03/13/2008	5,000	13,483
Richard D. White	03/13/2008	5,000	13,483

As of the last day of fiscal 2008, each of the non-employee directors had the following stock options outstanding: Mr. Goldfarb, 95,000 shares; Mr. Sell, 71,000 shares; Mr. Moberg, 75,000 shares; Mr. Barenbaum, 30,000 shares; and Mr. White, 30,000.

Compensation Committee Interlocks and Insider Participation

Morris Goldfarb and Larry C. Barenbaum served as the members of the Compensation Committee during fiscal 2008. There were no relationships among members of the Compensation Committee, members of the Board of Directors or executive officers of Lakes who served during fiscal 2008 that require disclosure under Item 407(e) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth, as of April 9, 2009, certain information regarding the beneficial ownership of our common stock by (i) all persons known by us to be the owner (or deemed to be the owner pursuant to the rules and regulations of the SEC), of record or beneficially, of more than 5% of our outstanding common stock, (ii) each of the directors, (iii) each named executive officer, and (iv) all directors and executive officers as a group, in each case based upon beneficial ownership reporting of our common stock as of such date. Except as otherwise indicated, the mailing address of each shareholder is 130 Cheshire Lane, Minnetonka, Minnesota 55305, and each shareholder has sole voting and investment power with respect to the shares beneficially owned.

	Shares of Lakes
	Common Stock	Percentage of Common
Name and Address	Beneficially Owned	Stock Outstanding(13)

Lyle Berman(1)	5,302,472	19.8
Timothy J. Cope(2)	302,584	1.1
Larry C. Barenbaum(3)	20,000	*
Morris Goldfarb(4)	390,910	1.5
Ray M. Moberg(5)	71,250	*
Neil I. Sell(6)	2,354,190	8.9
Richard D. White(7)	13,750	*
Richard Bienapfl(8)	283,730	1.1
Mark Sicilia(9)	82,835	*
Scott Just(10)	12,332	*
All Lakes Entertainment, Inc. Directors and Executive Officers as a Group (10 people including the foregoing)(11)	8,834,053	32.1
Key Colony Fund, L.P. (12) 10825 Financial Centre Parkway, Suite 100, Little Rock, AR 72211	1,765,136	6.7

*	Less than one percent.

(1)	Includes 422,806 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman, 323,000 shares owned by Mr. Berman through a Berman Consulting Corporation profit sharing plan and 3,151,666 shares owned by Lyle A. Berman Revocable Trust. Also includes options to purchase 405,000 shares.

(2)	Includes options to purchase 205,000 shares.

(3)	Includes options to purchase 20,000 shares.

(4)	Includes options to purchase 91,250 shares.

(5)	Includes options to purchase 71,250 shares.

(6)	Includes an aggregate of 2,278,542 shares held by four irrevocable trusts for the benefit of Lyle Berman’s children with respect to which Mr. Sell has shared voting and dispositive powers as a co-trustee. Mr. Sell has disclaimed beneficial ownership of such shares. Also includes options to purchase 67,250 shares.

(7)	Includes options to purchase 13,750 shares.

(8)	Includes options to purchase 276,250 shares.

(9)	Includes options to purchase 76,250 shares.

(10)	Includes options to purchase 6,250 shares.

(11)	Includes shares held by corporations controlled by such officers and directors and shares held by trusts of which such officers and directors are trustees. Also includes options to purchase 1,232,250 shares.

(12)	Based solely upon the Amendment no. 1 to Schedule 13D dated April 29, 2008 on file with the SEC. Key Colony Management, LLC is the general partner of Key Colony Fund, L.P. and it may be deemed to beneficially own securities owned by Key Colony Fund, L.P. Alex R. Lieblong is the president and managing member of Key Colony Management, LLC and he may be deemed to beneficially own securities owned by each of Key Colony Fund, L. P. and Key Colony Management, LLC.

(13)	Shares of our common stock not outstanding but deemed beneficially owned because the respective person or group has the right to acquire them as of the Record Date, or within 60 days of such date, are treated as outstanding for purposes of calculating the percentage of common stock outstanding for such person or group.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Lyle Berman Family Partnership Interest in Contract Obligation to Third-Party

We have an obligation to pay approximately $11 million to an unrelated third party during the term of our management contract with the Pokagon Band of Potawatomi Indians for the Four Winds Casino Resort in New Buffalo Township, Michigan. The obligation is payable quarterly for five years beginning with the opening of the Four Winds Casino Resort which occurred in August 2007. In June 2006, the Lyle Berman Family Partnership, referred to as the Partnership, purchased a portion of the unrelated third party receivable and will receive approximately $0.3 million per year of this obligation during the five-year term of the management contract for the Four Winds Casino Resort. Lyle Berman, our Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil I. Sell, a member of our Board, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

Review and Approval of Related Party Transactions

Policy.  The Audit Committee is responsible for reviewing and approving (with the concurrence of a majority of the disinterested members of the Board of Directors) any related party and affiliated party transactions as provided in the Amended and Restated Audit Committee Charter adopted by the Board of Directors of the Company on March 6, 2006. In addition, Section 4350(h) of the rules of The Nasdaq Stock Market LLC provide that all related party transactions must be reviewed for conflicts of interest by the Audit Committee. In accordance with policies adopted by the Audit Committee, the following transactions must be presented to the Audit Committee for its review and approval:

1. Any transaction in which (i) the amount involved exceeds $120,000, (ii) the Company was or is to be a participant (within the meaning of Regulation S-K, Item 404(a)), and (iii) a related person (as defined in Regulation S-K, Item 404(a)) has or will have a direct or indirect material interest (within the meaning of Regulation S-K, Item 404(a)).

2. Any contract or other transaction between the Company and one or more directors of the Company, or between the Company and an organization in or of which one or more directors of the Company are directors, officers, or legal representatives or have a material financial interest within the meaning of Minnesota Statutes, Section 302A.255.

Procedure.  In addition to the Company’s Board of Directors complying with the requirements of Minnesota Statutes, Section 302A.255 with respect to any proposed transaction with a potential director’s conflict of interest, all proposed transactions covered by the policy must be approved in advance by a majority of the members of the Audit Committee. If a proposed transaction covered by the policy involves a member of the Audit Committee, such member may not participate in the Audit Committee’s deliberations concerning, or vote on, such proposed transaction.

Prior to approving any proposed transaction covered by the policy, the following information concerning the proposed transaction will be fully disclosed to the Audit Committee:

1. The names of all parties and participants involved in the proposed transaction, including the relationship of all such parties and participants to the Company and any of its subsidiaries.

2. The basis on which the related person is deemed to be a related person within the meaning of Regulation S-K, Item 404(a), if applicable.

3. The material facts and terms of the proposed transaction.

4. The material facts as to the interest of the related person in the proposed transaction.

5. Any other information that the Audit Committee requests concerning the proposed transaction.

The Audit Committee may require that all or any part of such information be provided to it in writing.

The Audit Committee may approve only those transactions covered by the policy that a majority of the members of the Audit Committee in good faith determine to be (i) fair and reasonable to the Company, (ii) on terms no less favorable than could be obtained by the Company if the proposed transaction did not involve a director or the related person, as the case may be, and (iii) in the best interests of the Company.

DIRECTOR INDEPENDENCE

The following directors, which constitute a majority of the Board of Directors, are “independent directors” as such term is defined in Section 5605(a)(2) of The NASDAQ Stock Market LLC’s listing standards, referred to as Nasdaq Listing Standards: Larry C. Barenbaum, Morris Goldfarb, Ray Moberg, Neil I. Sell and Richard D. White.

The Board of Directors has established an Audit Committee, a Corporate Governance Committee and a Compensation Committee. The Board of Directors has determined that each current member of such committees is an “independent director” as such term is defined in Section 5605(a)(2) of the Nasdaq Listing Standards.

Item 14.	Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit and Non-Audit Fees

The following table presents fees for professional audit and other services rendered by PBTK during fiscal 2008 and fiscal 2007.

	Fees for 2008	Fees for 2007

Audit Fees(1)	$303,500	$308,691
Audit-Related Fees	—	—
Tax Fees(2)	—	—
All Other Fees(3)	1,500	66,175

Total Fees	$305,000	$374,866

(1)	Audit Fees consisted principally of quarterly reviews and annual audits of the Company’s consolidated financial statements and internal control over financial reporting.

(2)	PBTK did not perform any tax services for the Company in fiscal 2008 or 2007.

(3)	All Other Fees consist of fees for permitted non-audit products and services. Fiscal 2008 primarily included fees associated with review of state gaming applications. Fiscal 2007 primarily included fees associated with the amendment of the Company’s Annual Report on Form 10-K for fiscal 2006, and Quarterly Reports on Form 10-Q for the quarterly periods ended April 1, 2007, and July 1, 2007.

The Audit Committee of the Board of Directors has reviewed the fees billed by PBTK during fiscal year 2008 and, after consideration, has determined that the receipt of these fees by PBTK is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with PBTK and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, including those designed to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

Pre-Approval of Audit and Non-Audit Services

As permitted under applicable law, our Audit Committee may pre-approve from time to time certain types of services, including tax services, to be provided by our independent registered public accounting firm. In order to maintain control and oversight over the services provided by our independent registered public accounting firm, it is the policy of the Audit Committee to pre-approve all audit and non-audit services to be provided by the independent registered public accounting firm (other than with respect to de minimus exceptions permitted by the Sarbanes-Oxley Act of 2002), and not to engage the independent registered public accounting firm to provide any non-audit services prohibited by law or regulation. For administrative convenience, the Audit Committee may delegate pre-approval authority to Audit Committee members who are also independent members of the Board of Directors, but any decision by such a member on pre-approval must be reported to the full Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

Exhibits	Description

3.3	First Amended Bylaws of Lakes Entertainment, Inc. dated April 13, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.

Registrant

By:	/s/ LYLE BERMAN
Name:     Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of April 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 27, 2009.

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