Form 10-Q
period 2009-03-29
LAKES ENTERTAINMENT INC
filed 2009-05-08
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 5, 2009, there were 26,328,045 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	March 29,
	2009	December 28,
	(Unaudited)	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$9,866	$6,170
Accounts receivable	3,588	2,407
Current portion of notes receivable from Indian tribes	7,070	9,151
Deferred tax asset	557	—
Other current assets	742	1,232

Total current assets	21,823	18,960

Property and equipment, net	10,913	10,985

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	56,032	54,705
Intangible assets, net of accumulated amortization of $12.1 million and $9.7 million	45,163	47,586
Land held for development	1,810	1,810
Other	4,677	4,781

Total long-term assets related to Indian casino projects	107,682	108,882

Other assets:
Investments in securities, including put rights	26,599	26,544
Other	62	73

Total other assets	26,661	26,617

Total assets	$167,079	$165,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$18,018	$18,152
Current portion of contract acquisition costs payable, net of $1.0 and $1.1 million discount	1,844	2,089
Accounts payable	659	531
Income taxes payable	16,913	16,241
Accrued payroll and related costs	2,052	1,745
Other accrued expenses	1,008	1,383

Total current liabilities	40,494	40,141

Long-term liabilities:
Non-revolving line of credit	2,000	2,000
Contract acquisition costs payable, net of current portion and $1.2 million and $1.4 million discount	4,893	5,253

Long-term liabilities	6,893	7,253

Total liabilities	47,387	47,394

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,328 and 26,237 common shares issued and outstanding at March 29, 2009 and December 28, 2008	263	262
Additional paid-in capital	201,698	201,082
Accumulated deficit	(82,269)	(83,294)

Total shareholders’ equity	119,692	118,050

Total liabilities and shareholders’ equity	$167,079	$165,444

See notes to unaudited consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three months ended
	March 29,	March 30,
	2009	2008
	(In thousands,
	except per share data)
	(Unaudited)

Revenues:
Management fees	$7,266	$4,580
License fees	12	20

Total revenues	7,278	4,600

Costs and expenses:
Selling, general and administrative	4,042	3,864
Ohio initiative costs	—	1,646
Impairment losses	569	—
Amortization of intangible assets related to Indian casino projects	2,479	1,681
Depreciation	73	88

Total costs and expenses	7,163	7,279

Net unrealized losses on notes receivable	(163)	(1,983)

Loss from operations	(48)	(4,662)

Other income (expense):
Interest income	1,862	481
Interest expense	(395)	(365)
Other	(8)	52

Total other income (expense), net	1,459	168

Earnings (loss) before income taxes and discontinued operations	1,411	(4,494)
Income taxes	386	688

Earnings (loss) before discontinued operations	1,025	(5,182)
Discontinued operations, net of tax	—	(1,723)

Net earnings (loss) applicable to common shareholders	$1,025	$(6,905)

Other comprehensive loss:
Unrealized loss on securities, net of tax	—	(2,397)

Other comprehensive earnings (loss)	$1,025	$(9,302)

Earnings (loss) applicable to common shareholders per share — basic — continuing operations	$0.04	$(0.21)

Earnings (loss) applicable to common shareholders per share — basic — discontinued operations	$—	$(0.07)

Earnings (loss) applicable to common shareholders per share — basic	$0.04	$(0.28)

Earnings (loss) applicable to common shareholders per share — diluted — continuing operations	$0.04	$(0.21)

Earnings (loss) applicable to common shareholders per share — diluted — discontinued operations	$—	$(0.07)

Earnings (loss) applicable to common shareholders per share — diluted	$0.04	$(0.28)

Weighted-average common shares outstanding — basic	26,325	24,604

Dilutive effect of common stock equivalents	61	—

Weighted-average common shares outstanding — diluted	26,386	24,604

See notes to unaudited consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three months ended
	March 29,	March 30,
	2009	2008
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$1,025	$(6,905)
Loss from discontinued operations	—	(1,723)

Earnings (loss) from continuing operations	1,025	(5,182)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	73	88
Amortization of debt issuance costs	8	—
Accretion of contra note receivable	(714)	—
Mark to market, trading	(1,288)	—
Put rights loss	1,234	—
Amortization of intangible assets related to Indian casino projects	2,479	1,681
Share-based compensation	83	147
Impairment losses	569	—
Net unrealized losses on notes receivable	163	1,983
Deferred income taxes	(557)	380
Changes in operating assets and liabilities:
Accounts receivable	(1,180)	(2,446)
Other current assets	493	(546)
Income taxes payable	672	(800)
Accounts payable	235	155
Accrued expenses	(66)	601
Contract acquisition costs payable	(604)	(301)

Net cash provided by (used in) continuing operations	2,625	(4,240)
Net cash used in discontinued operations	—	(2,690)

Net cash provided by (used in) operating activities	2,625	(6,930)

INVESTING ACTIVITIES:
Purchase of securities	—	(2,700)
Sale / redemption of securities	—	6,500
Collections on notes receivable	—	276
Increases in long-term assets related to Indian casino projects	(796)	(2,153)
Advances on notes receivable	(4)	(1,117)
Purchase of property and equipment	(3)	(49)
Proceeds from repayment of note receivable	1,476	—
Increase in other long-term assets	—	29

Net cash provided by continuing operations	673	786
Net cash provided by discontinued operations	—	3,865

Net cash provided by investing activities	673	4,651

FINANCING ACTIVITIES:
Repayment of line of credit	(135)	—
Cash proceeds from issuance of common and preferred stock	533	1,675

Net cash provided by financing activities	398	1,675

Net increase (decrease) in cash and cash equivalents — continuing operations	3,696	(1,779)

Cash and cash equivalents — beginning of period — continuing operations	6,170	5,396

Cash and cash equivalents — end of period — continuing operations	$9,866	$3,617

See notes to unaudited consolidated financial statements

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. Lakes owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company until November 21, 2008 when all of these shares were distributed to Lakes’ shareholders through a noncash dividend. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations (see Note 2). For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, previously filed with the SEC on March 13, 2009, from which the balance sheet information as of that date is derived.

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

Revenues, net loss before income taxes and income taxes for the three months ended March 28, 2008, have been derived from historical financial information and reported in discontinued operations as follows (in thousands, unaudited):

Revenues	$4,962
Net loss before income taxes	$(1,723)
Income taxes	—

Discontinued operations	$(1,723)

3.	Investments in securities

The Company’s investment portfolio is comprised of investments in auction rate securities (“ARS”). The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). As a result of the liquidity issues surrounding the Company’s ARS, the Company’s ARS have been classified as long-term investments in securities. See also Note 7 for a discussion of Lakes’ credit line agreement with UBS Financial Services, Inc (“UBS”).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

In November 2008, the Company accepted an offer from UBS granting nontransferable rights (the “Rights”) to sell the Company’s ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The Rights represent a free standing asset separate from the ARS. UBS’ obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The estimated fair value of the Rights was $3.1 million and $4.3 million as of March 29, 2009 and December 28, 2008, respectively. The $1.2 million decrease in the estimated fair value of the Rights is included in interest income in the unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss) for the three months ended March 29, 2009. The Rights do not meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the Company has elected to measure the Rights at estimated fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the Company to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. The Company expects that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS.

The Company classifies its ARS as trading securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which reflects management’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012. As of March 29, 2009 and December 28, 2008, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Losses	Value
			(Note 4)

March 29, 2009 (unaudited)
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	$(3,243)	$23,532

December 28, 2008
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	$(4,532)	$22,243

The $1.3 million increase in the estimated fair value of the ARS is included in interest income in the unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss) for the three months ended March 29, 2009.

4.	Fair Value Measurement

On December 31, 2007 (the first day of fiscal 2008), the Company adopted the methods of estimating fair value as described in Statement of Financial Accounting Standards 157, Fair Value Measurements (“SFAS 157”), to value certain of its financial assets. The adoption of SFAS 157 did not affect net income. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”), was issued in October 2008, and was retroactively effective for the quarter ended September 28, 2008. The implementation of FSP FAS 157-3 also did not have a material impact on the Company’s valuation techniques, financial position, results of operations or cash flows.

The Company’s financial instruments that are measured at estimated fair value use inputs from among the three levels of the fair value hierarchy set forth in SFAS 157, however, none of the Company’s financial assets that are presented at their estimated fair value are measured using Level 1 or Level 2 inputs. Level 3 inputs are unobservable inputs that reflect management’s estimates about the assumptions that market participants would use

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

The Company’s financial assets that are carried at estimated fair value are summarized below (in thousands):

	March 29,	December 28,
	2009	2008
	(Unaudited)

Auction rate securities (“ARS”)(*)	$23,532	$22,243
Put Rights(*)(***)	3,067	4,301
Notes receivable from Indian Tribes(**)	10,711	10,703

	$37,310	$37,247

(*)	See Note 3.

(**)	See Note 5.

(***)	The Company has elected the fair value option as offered by SFAS 159, only for its Rights. Therefore, material financial assets and liabilities not carried at fair value are still reported at carrying values.

The Company utilizes valuation models based on management’s estimates of expected cash flow streams and discount rates to value these assets.

The following is a list of the most significant factors affecting the Company’s cash flows and discount rate estimates by financial asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Put Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The following table summarizes the activity for the Company’s financial instruments that are reported at estimated fair value utilizing Level 3 inputs (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Beginning balance — December 28, 2008	$22,243	$4,301	$10,703	$37,247
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	1,289	(1,234)	—	55
Unrealized gains on notes receivable	—	—	(163)	(163)
Advances, net of allocation to intangible, other	—	—	171	171

Ending balance — March 29, 2009 (unaudited)	$23,532	$3,067	$10,711	$37,310

(*)	See Note 3.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

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

Information with respect to the notes receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Jamul
	Tribe	Tribe	Other	Total

Balance, December 30, 2007	$53,592	$21,406	$3,797	$78,795
Advances, net	1,880	3,452	260	5,592
Allocation of advances to intangible assets	(426)	(2,116)	(78)	(2,620)
Consulting contracts	—	—	(75)	(75)
Current portion of notes receivable	(9,151)	—	—	(9,151)
Changes in estimated fair value(*), (**)	(1,893)	(15,626)	(317)	(17,836)

Balance, December 28, 2008	44,002	7,116	3,587	54,705
Advances	—	659	137	796
Repayments	(1,476)	—	—	(1,476)
Accretion of contra note receivable(**)	714	—	—	714
Allocation of advances to intangible assets	—	(569)	(56)	(625)
Changes in estimated fair value(*)	—	(4)	(159)	(163)
Changes in current portion of notes receivable	2,081	—	—	2,081

Balance, March 29, 2009 (unaudited)	$45,321	$7,202	$3,509	$56,032

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects under development are recorded as unrealized gains (losses) within the consolidated financial statements.

(**)	The Company estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy (See critical accounting policy summary in Part I, Item 2 of this Quarterly Report on Form 10-Q), upon opening of the casino, the difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes began being amortized into income using the effective interest method. This difference will fully amortize over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

Shingle Springs Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Shingle Springs Tribe at estimated fair value at December 17, 2008 are as follows (dollars in thousands):

As of December 17, 2008

Face value of note (principal and interest)	$74,372
($49,512 principal and $24,860 interest)
Projected interest rate during the loan repayment term	6.41%
Discount rate	18.50%
Repayment terms of note	84 months
Probability rate of casino opening	100%

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of March 29, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$50,492	$49,171
	($34,226 principal and $16,266 interest)	($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	6.66%	6.45%
Projected interest rate during the loan repayment term	9.05%	8.32%
Discount rate(*)	24.50%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

(*)	During the first quarter of 2009, Lakes increased the discount rate to 24.50% for this project, as continued issues in the credit markets and general economic uncertainties resulted in a higher required yield on the notes. The Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

Iowa Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Iowa Tribe at estimated fair value are as follows (dollars in thousands):

	As of March 29, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$5,873 ($4,871 principal and $1,002 interest)	$5,660 ($4,734 principal and $926 interest)
Estimated months until casino opens	24 months	20 months
Projected interest rate until casino opens	5.77%	5.93%
Projected interest rate during the loan repayment term	6.84%	6.24%
Discount rate(*)	19.50%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During the first quarter of 2009, Lakes increased the discount rate to 19.50% for this project, as continued issues in the credit markets and general economic uncertainties resulted in a higher required yield on the notes.

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

Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balance, December 30, 2007	$30,775	$21,923	$11,972	$1,240	$65,910
Allocation of advances	—	426	2,116	78	2,620
Amortization	(6,715)	(133)	—	(8)	(6,856)
Impairment losses	—	—	(14,088)	—	(14,088)

Balance, December 28, 2008	24,060	22,216	—	1,310	47,586
Allocation of advances	—	—	569	56	625
Amortization	(1,678)	(798)	—	(3)	(2,479)
Impairment losses(*)	—	—	(569)	—	(569)

Balance, March 29, 2009 (unaudited)	$22,382	$21,418	$—	$1,363	$45,163

(*)	Due to continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.6 million related to the intangible assets associated with this project during the first quarter of 2009.

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. As of March 29, 2009, land held for development related to Indian casino

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

projects was $1.8 million. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of March 29, 2009.

As of March 29, 2009, Lakes owns approximately 139 acres of land held for development located adjacent to the Ioway Casino Resort project location. Lakes has invested $0.8 million in land held for development, which is being held for future transfer to the Iowa Tribe.

Other.  As of March 29, 2009 and December 28, 2008 these assets consist primarily of amounts due from KAR Entities that were advanced in connection with the acquisition of contracts rights related to the Red Hawk Casino and the proposed Jamul Casino. See the discussion of these arrangements below in Part  I, Item 2 of this Quarterly Report on Form 10-Q, included under the captions “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs Tribe” and “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”, respectively.

7.	Debt

Credit Line.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS, which is collateralized by Lakes’ ARS held at UBS (Note 3) and is due and payable on demand with interest at 30-day LIBOR plus one percent. As of March 29, 2009, approximately $18.0 million was outstanding under the Credit Line.

Non-revolving line of credit.  Also during 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. The Loan Agreement is collateralized by real property in Minnetonka, Minnesota, which is carried at approximately $6.5 million and included within property and equipment, net on the unaudited consolidated balance sheet as of March 29, 2009. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of March 29, 2009, Lakes had drawn $2 million under the Loan Agreement.

8.	Contract acquisition costs payable

The Company is obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract. As of March 29, 2009, remaining amounts owed under these agreements were $6.7 million.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the $11 million obligation discussed above from an unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are the partners in and sole beneficiaries of the Partnership.

9.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, was $0.1 million for the three months ended March 29, 2009 and March 30, 2008. See Note 11 for a discussion of the income tax benefits related to share-based compensation.

Stock options.  The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.

The following values represent the average per grant for the indicated variables used to value options granted during the three months ended March 29, 2009 and March 30, 2008, respectively. There have been no significant changes to the assumptions thus far in 2009 and none are expected during the remainder of 2009.

	Three Months Ended
	March 29,	March 30,
Key valuation assumptions:	2009	2008

Expected dividend yield	—	—
Risk-free interest rate	2.52%	3.66%
Expected term (in years)	7.69 years	8.18 years
Expected volatility	79.82%	48.77%
Forfeiture rate	—	—
Weighted-average grant-date fair value per share	$2.46	$3.35

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to March 29, 2009. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table summarizes Lakes’ stock option activity during the three months ended March 29, 2009 and March 30, 2008 (unaudited):

	Number of common shares
				Weighted-avg.
	Options		Available	exercise
	outstanding	Exercisable	for grant	price

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Authorized	—	—	—	—
Granted(*)	337,000	—	(337,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009	2,999,500	2,455,700	115,573	$6.24

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.19

Balance at March 30, 2008	4,141,650	3,798,200	388,750	$6.25

(*)	Includes 140,000 of restricted stock units granted during the first quarter of 2009.

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of March 29, 2009 (unaudited):

	Options outstanding at March 29, 2009
		Weighted-			Options exercisable at March 29, 2009
		Average		Aggregate			Aggregate
	Number	Remaining	Weighted-average	intrinsic	Number	Weighted-average	intrinsic
Range of exercise prices	outstanding	contractual life	exercise price	value	exercisable	exercise price	value

Restricted stock units	140,000
$ (3.25 — 3.63)	744,600	3.9 years	$3.30	$—	547,600	$3.32	$—
(3.64 — 5.45)	300,300	3.4 years	4.32	—	221,925	4.34	—
(5.46 — 7.26)	174,750	7.3 years	6.50	—	89,625	6.57	—
(7.27 — 9.08)	1,353,000	4.5 years	7.54	—	1,352,625	7.54	—
(9.09 — 10.90)	109,250	3.8 years	10.04	—	89,525	10.14	—
(10.91 — 12.71)	18,000	6.8 years	11.52	—	9,600	11.56	—
(12.72 — 14.53)	89,600	5.8 years	13.04	—	85,800	13.05	—
(14.54 — 16.34)	30,000	6.0 years	16.01	—	19,000	15.96	—
(16.35 — 16.84)	40,000	4.4 years	16.84	—	40,000	16.84	—

	2,999,500	4.7 years	$6.24	$—	2,455,700	$6.80	$—

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value which would have been received by the option holders had all option holders exercised their options as of that date. Based on Lakes’ closing stock price of $2.17 on March 29, 2009, none of the stock options granted by Lakes have an intrinsic value. The total intrinsic value of options exercised during the three months ended March 29, 2009 was not material. Options exercised during the three months ended March 30, 2008 did not have an intrinsic value. As of March 29,

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

2009, Lakes’ unrecognized share-based compensation was approximately $1.2 million, which is expected to be recognized over a weighted-average period of 2.5 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months ended March 29, 2009 (unaudited):

Weighted-average
	Restricted	grant-
	stock units	date fair value

Non-vested shares at December 28, 2008	—	$—
Granted	140,000	3.25
Vested	—	—
Forfeited	—	—

Non-vested shares at March 29, 2009	140,000	$3.25

As of March 29, 2009, Lakes’ unrecognized share-based compensation was approximately $0.4 million related to non-vested shares, which is expected to be recognized over a weighted-average of 2.8 years. No restricted stock units vested during the three months ended March 29, 2009.

10.	Earnings (Loss) per share

For all periods, basic earnings (loss) applicable to common shareholders per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to common shareholders by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to common shareholders of 631,908 shares for the three months ended March 30, 2008, were not used to compute diluted loss per share applicable to common shareholders because the effects would have been anti-dilutive.

11.	Income Taxes

At December 28, 2008, the Company had recorded a 100% valuation allowance against the remaining deferred tax assets arising from net operating loss carryforwards and capital loss carryforwards. Management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. However, the Company expects to release $3.3 million of deferred tax assets related to net operating loss carryforwards that will offset current book income, of which approximately $1.1 million will be credited to additional paid-in capital relating to the release of valuation allowances against tax windfall benefits related to share-based compensation from prior years.

The Company recorded $0.2 million of interest related to the uncertain tax positions to income tax expense for the three months ended March 29, 2009.

12.	Contingencies

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded an estimated liability related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

Red Hawk Casino.  Lakes may be required to pay Kevin Kean and Jerry Argovitz under their respective agreements with Lakes resulting from the opening of the Red Hawk Casino on December 17, 2008. See the discussion in Part  I, Item 2 of this Quarterly Report on Form 10-Q below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs Tribe”.

Miscellaneous legal matters.  Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon Lakes’ unaudited consolidated financial statements.

13.	Subsequent Events

On April 1, 2009, the Company submitted an application to the Kansas Lottery Commission for a Gaming Facility Manager license to develop and operate a casino in the South Central Kansas Gaming Zone. Lakes has not yet been notified whether or not it will receive this license.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 72 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 electronic gaming devices, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	We are managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and we currently expect to continue our involvement with this project.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 29, 2009.

Three months ended March 29, 2009 compared to the three months ended March 30, 2008

Revenues.  Total revenues were $7.3 million for the first quarter of 2009 compared to $4.6 million for the first quarter of 2008. Lakes’ revenue increase of $2.7 million was primarily due to improved results from the Four Winds Casino Resort during the first quarter of 2009, as well as a full quarter contribution of management fees from the Red Hawk Casino, which opened to the public on December 17, 2008. The first quarter of 2009 and 2008 also included full quarter contributions from the Cimarron Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $4.0 million in the first quarter of 2009 compared to $3.9 million for the first quarter of 2008. For the first quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million, including share-based compensation, travel expenses of $0.9 million, and professional fees of $0.6 million. For the first quarter of 2008, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million, including share-based compensation, travel expenses of $0.6 million, and professional fees of $0.6 million.

Ohio initiative costs.  Development costs associated with the Ohio casino resort initiative, which was terminated after the November 2008 election, were $1.6 million during the first quarter of 2008.

Impairment losses.  Impairment losses were $0.6 million in the first quarter of 2009. There were no impairment losses during the first quarter of 2008. Due to continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets and general economic uncertainties, we recognized an impairment during the first quarter of 2009.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the first quarter of 2009 was $2.5 million compared to $1.7 million for the first quarter of 2008. The increase of $0.8 million related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened to the public on December 17, 2008. Amortization for the first quarter of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

Net unrealized losses on notes receivable.  Net unrealized losses on notes receivable relate primarily to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first quarter of 2009, we reported net unrealized losses on notes receivable of $0.2 million, compared to net unrealized losses of $2.0 million in the prior-year period. Net unrealized losses in the first quarter of 2009 were related to the Jamul Casino project with the Jamul Tribe and Iowa Tribe’s Ioway Casino project due primarily to ongoing issues in the credit markets and general economic uncertainties. Net unrealized losses in the first quarter of 2008 were due primarily to a decrease in projected interest rates related to the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe and the notes receivable related to the Jamul Casino project with the Jamul Tribe.

Other income (expense), net.  Other income (expense), net for the first quarter of 2009 was $1.5 million compared to $0.2 million for the first quarter of 2008. Other income (expense), net in the first quarter of 2009 is primarily associated with interest earned on the notes receivable from the Shingle Springs Tribe.

Income Taxes.  The income tax provision was $0.4 million and $0.7 million for the three months ended March 29, 2009 and March 30, 2008, respectively. Our effective tax rates were 27% and 15% for the first quarter of 2009 and the corresponding 2008 period, respectively. Lakes’ income tax provision in the current year period consists primarily of current income tax, and approximately $0.2 million of interest on a Louisiana tax audit matter (Note 12 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to a valuation allowance against deferred tax assets related to capital losses for the portion that were not expected to be realized, and approximately $0.3 million of interest on a Louisiana tax audit matter.

Liquidity and Capital Resources

As of March 29, 2009, we had $9.9 million in cash and cash equivalents and $23.5 million of long-term investments in securities recorded at estimated fair value. We currently believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed below will be sufficient to meet our working capital requirements during the next 12 months. However, our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. Declines in consumer spending may cause our revenue generated from the management of Indian casinos to be adversely impacted. Current economic conditions and issues in the credit markets may impact our ability to finance projects under development.

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. The date of distribution was November 21, 2008. WPTE cash and investments have not been used in our business. The exclusion of WPTE from our consolidated financial statements does not have an impact on Lakes’ cash position.

All of our investments in securities are ARS, held by UBS and are classified as trading securities as of March 29, 2009. As a result of liquidity issues surrounding our ARS, our ARS are classified as long-term investments in securities. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

In November 2008, we accepted an offer from UBS granting us nontransferable rights (the “Rights”) to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

During 2008, we entered into a credit agreement with UBS (the “Credit Line”) which is due and payable on demand with interest at 30-day LIBOR plus one percent. As of March 29, 2009, approximately $18.0 million was outstanding under the Credit Line.

Also during 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of March 29, 2009, Lakes has drawn $2 million under the Loan Agreement.

During the first quarter of 2009, Lakes has recognized significant revenues from the management of Indian casino properties, and going forward Lakes expects this trend to continue as Lakes is managing the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. However, because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, no assurance can be given that this will occur. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years, in addition to on-going corporate costs and costs incurred during 2008 for the Ohio casino resort initiative. These loans to our tribal partners are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

Our cash forecast requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction. The construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. In order to assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure to losses and other adverse consequences in the event of a default by any of these tribes.

If our casino development projects with the Iowa Tribe and the Jamul Tribe are not constructed or if constructed, do not achieve profitable operations in the highly competitive market for gaming activities, it is likely that we would incur substantial or complete losses on our related notes receivable and intangible assets associated with those projects. In addition, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.

We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $5.4 million as of March 29, 2009.

The following table summarizes the remaining contractual obligations as of March 29, 2009 (in millions):

	Payment due by period
		Less than			More than
Contractual obligations	Total	1 year	1-3 years	3-5 years	5 years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	—	—	—	—	—
Pokagon Band(4)	6.7	1.8	3.7	1.2	—
Iowa Tribe — Ioway Casino project(5)	—	—	—	—	—
Non-revolving line of credit(6)	2.0	—	2.0	—	—
Lakes operating lease(7)	4.5	0.4	0.9	0.9	2.3

	$13.2	$2.2	$6.6	$2.1	$2.3

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at March 29, 2009.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State of California or the NIGC.

(3)	We may be required to pay Mr. Kean and Mr. Argovitz under their respective agreements with Lakes resulting from the opening of the Red Hawk Casino on December 17, 2008. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs Tribe”.

(4)	We are obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with us obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. We are also obligated to pay approximately $3 million over 24 months to a separate, unrelated third party on behalf of the Pokagon Band in accordance with the management contract. (Note 8 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

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

(6)	During 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. See Note 7 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(7)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018 and has certain other operating leases.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, share-based compensation, income taxes, and long-term assets related to Indian casino projects. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Share-based compensation expense.  We use the Black-Scholes option pricing method to establish fair value of options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. We determine the estimated fair value per share of restricted stock units as the closing stock price on the date of grant, as reported by the Nasdaq Global Market.

Income taxes.  We account for income taxes under the provisions of SFAS 109, Accounting for Income Taxes.  The determination of our income tax-related account balances requires the exercise of significant judgment by management. Accordingly, in estimating the annual effective income tax rate for interim financial reporting purposes, we assess the likelihood that deferred tax assets will be recovered from future taxable income and establish an appropriate valuation allowance when management believes recovery it is not more likely than not.

We also account for income tax uncertainties under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes and record estimated penalties and interest related to income tax matters, including uncertain tax positions, as a component of income tax expense.

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

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in Emerging Issues Task Force 96-12, Recognition of Interest Income and Balance Sheet Classification of Structured Notes. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to SFAS 114 Accounting by Creditors for Impairment of a Loan (“SFAS 114”).

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”) and FASB Staff Position 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). Pursuant to SFAS 142, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. In accordance with FSP 142-3, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the contracts which commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

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

The consolidated balance sheets as of March 29, 2009 and December 28, 2008 include long-term assets related to Indian casino projects of $107.7 million and $108.9 million, respectively. The amounts are as follows by project (in thousands):

	March 29, 2009
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable(*)	$—	$45,321	$7,202	$3,509	$—	$56,032
Intangible assets related to Indian casino projects	22,382	21,418	—	1,363	—	45,163
Land held for development	—	—	960	850	—	1,810
Other	60	767	761	370	2,719	4,677

	$22,442	$67,506	$8,923	$6,092	$2,719	$107,682

	December 28, 2008
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable(*)	$—	$44,002	$7,116	$3,587	$—	$54,705
Intangible assets related to Indian casino projects	24,060	22,216	—	1,310	—	47,586
Land held for development	—	—	960	850	—	1,810
Other	60	767	847	388	2,719	4,781

	$24,120	$66,985	$8,923	$6,135	$2,719	$108,882

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS 114. Approximately $7.1 million and $9.2 million of the notes receivable from the Shingle Springs Tribe are due within the next fiscal year and have been classified as a current asset in the unaudited consolidated balance sheet as of March 29, 2009 and December 28, 2008, respectively.

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Jamul Tribe:

	As of March 29, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$50,492	$49,171
	($34,226 principal and $16,266 interest)	($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted-average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	6.66%	6.45%
Projected interest rate during the loan repayment term	9.05%	8.32%
Discount rate(*)	24.50%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting off our scenarios)	50%	50%

(*)	During the first quarter of 2009, Lakes increased the discount rate to 24.50% for this project, as continued issues in the credit markets and general economic uncertainties resulted in a higher required yield on the notes. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Jamul Tribe”.

Iowa Tribe:

	As of March 29, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$5,873	$5,660
	($4,871 principal and $1,002 interest)	($4,734 principal and $926 interest)
Estimated months until casino opens	24 months	20 months
Projected interest rate until casino opens	5.77%	5.93%
Projected interest rate during the loan repayment term	6.84%	6.24%
Discount rate(*)	19.50%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During the first quarter of 2009, Lakes increased the discount rate to 19.50% for this project, as continued issues in the credit markets and general economic uncertainties resulted in a higher required yield on the notes. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Iowa Tribe”.

The following table represents a sensitivity analysis prepared by Lakes as of March 29, 2009 on the notes receivable from the Jamul Tribe and Iowa Tribe’s Ioway Casino, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Estimated fair	Sensitivity analysis
	value notes	5% less	One year		5% increased	One year
	receivable	probable	delay	Both	probability	sooner	Both
	(In thousands)

Jamul Tribe	$7,202	$6,514	$6,228	$5,638	$7,890	$8,336	$9,137
Iowa Tribe	3,509	3,307	3,115	2,932	3,721	3,964	4,197

	$10,711	$9,821	$9,343	$8,570	$11,611	$12,300	$13,335

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

The following represents the nature of the advances to the tribes for projects under development (the Jamul Tribe and the Iowa Tribe), which represent the principal amount of the notes receivable, as of March 29, 2009 and December 28, 2008 (in thousands).

	As of March 29, 2009
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total
	(Unaudited)

Note receivable, pre-construction(a)	$33,276	$3,769	$37,045
Note receivable, land(b)	950	1,102	2,052

	$34,226	$4,871	$39,097

	As of December 28, 2008
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$32,617	$3,746	$36,363
Note receivable, land(b)	950	988	1,938

	$33,567	$4,734	$38,301

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe and Iowa Tribe at March 29, 2009 and December 28, 2008 (in thousands):

	March 29,	December 28,
Jamul Tribe	2009	2008
	(Unaudited)

Monthly stipend	$5,842	$5,687
Construction	2,213	2,102
Legal	4,672	4,598
Environmental	2,292	2,292
Design	14,608	14,324
Gaming license	952	917
Lobbyist	2,697	2,697

	$33,276	$32,617

	March 29,	December 28,
Iowa Tribe	2009	2008
	(Unaudited)

Construction	$253	$253
Legal	256	252
Design	3,235	3,216
Gaming license	25	25

	$3,769	$3,746

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as Lakes predecessor Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, the Four Winds Casino Resort since August of 2007, and the Red Hawk Casino since December of 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

The primary assumptions included within management’s financial model for the Jamul Casino project and the Ioway Casino project are as follows:

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

	March 28,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe

	March 28,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,200
No. of Table games	25	20
No. of Poker tables	—	5
Win/Class II electronic gaming devices/day — 1st year	$160	$232
Win/Table game/day — 1st year	$450	$1,171
Win/Poker table/day — 1st year	$—	$529

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

Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Red Hawk Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the management contract (but not during any renewal term of such management contract). Under the agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in our subsidiary and then be entitled to obtain a 15% equity interest in our entity that holds the rights to the management contract with the Red Hawk Casino project. If he is not found suitable or does not elect to purchase equity interests in our subsidiary, Mr. Argovitz would receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the casino management contract (but not during any renewal term of such management contract). As of March 29, 2009, neither Mr. Kean nor Mr. Argovitz had provided evidence of suitability by relevant gaming authorities or elected to receive annual payments of $1 million as described above.

Jamul Tribe

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”).

In September 2008, the BIA notified the Jamul Tribe that an access road on its land had been approved as an Indian Reservation Road (“IRR”), which would allow the Jamul Tribe to construct a second potential access point to the reservation without the need for a permit from County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans viewed this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. After losing a motion to dismiss, CalTrans denied the allegations. The parties subsequently reached an agreement whereby the Jamul Tribe dismissed its lawsuit and CalTrans removed its contention of its ability to restrict access to the reservation, and agreed to work positively with the Jamul Tribe to expeditiously process the encroachment permit application.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of March 29, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	March 29, 2009	December 28, 2008	December 30, 2007
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	No, see discussion above regarding the federal complaint filed by the Jamul Tribe against CalTrans.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe

Business arrangement.  On March 15, 2005, Lakes entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and The Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”). The agreements became effective as of January 27, 2005. Lakes will consult on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66, until regulatory approvals are received for the management contract for the Ioway Casino Resort. Lakes also manages operations at the Cimarron Casino, located in Perkins Oklahoma.

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

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of March 29, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

Critical milestone	March 29, 2009	December 28, 2008	December 30, 2007
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. Subject to obtaining the necessary regulatory approvals and availability of financing for the project, the Ioway Casino Resort could open as early as the spring of 2011.

Recently issued accounting pronouncements

In April 2009, the FASB issued FASB Staff Position 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which, when effective, will require additional disclosures about fair value of financial instruments for interim reporting periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows. In April 2009, the FASB also issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 will be effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these three standards is not expected to have a material impact on our future financial position, results of operations or cash flows.

Seasonality

We believe that the operations of all casinos managed by us will be affected by seasonal factors, including holidays, weather and travel conditions.

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

These risks and uncertainties include, but are not limited to, need for potential future financing to meet Lakes’ development needs; those relating to the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes operates in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses, and reliance on Lakes’ management. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for the year ended December 28, 2008.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 29, 2009, the carrying value of our cash and cash equivalents approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the FFELP. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

In November 2008, we accepted an offer from UBS granting us nontransferable rights to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. During 2008, we entered into a Credit Line with UBS which is secured by our ARS held at UBS and is due and payable on demand with interest at 30-day LIBOR plus one percent.

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

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of March 29, 2009, we had $63.1 million of notes receivable, with a floating interest rate (principal amount of $112.0 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.9 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended March 29, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

We and our subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon our unaudited consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 28, 2008.

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

Dated: May 8, 2009