Form 10-Q
period 2009-06-28
LAKES ENTERTAINMENT INC
filed 2009-08-05
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009
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

As of August 4, 2009, there were 26,328,045 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Balance Sheets as of June 28, 2009 (unaudited) and December 28, 2008	3
	Unaudited Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and six months ended June 28, 2009 and June 29, 2008	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended June 28, 2009 and June 29, 2008	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40
ITEM 4.	CONTROLS AND PROCEDURES	41

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	42
ITEM 6.	EXHIBITS	42
EX-31.1
EX-31.2
EX-32.1

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 28,	December 28,
	2009	2008
	(In thousands)
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$10,836	$6,170
Accounts receivable	3,689	2,407
Current portion of notes receivable from Indian tribes	8,558	9,151
Deferred tax asset	1,930	—
Other current assets	616	1,232

Total current assets	25,629	18,960

Property and equipment, net	10,845	10,985

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	57,330	54,705
Intangible assets, net of accumulated amortization of $14.7 million and $9.7 million	46,448	47,586
Land held for development	1,810	1,810
Other	3,605	4,781

Total long-term assets related to Indian casino projects	109,193	108,882

Other assets:
Investments in securities, including put rights	26,700	26,544
Other	56	73

Total other assets	26,756	26,617

Total assets	$172,423	$165,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$18,001	$18,152
Current portion of contract acquisition costs payable, net of $1.6 million and $1.1 million discount	1,915	2,089
Income taxes payable	17,746	16,241
Accounts payable	705	531
Accrued payroll and related costs	846	1,745
Other accrued expenses	838	1,383

Total current liabilities	40,051	40,141

Long-term liabilities:
Non-revolving line of credit	2,000	2,000
Contract acquisition costs payable, net of current portion and $3.1 million and $1.4 million discount	7,927	5,253

Long-term liabilities	9,927	7,253

Total liabilities	49,978	47,394

Contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,328 and 26,237 common shares issued and outstanding at June 28, 2009 and December 28, 2008	263	262
Additional paid-in capital	201,631	201,082
Accumulated deficit	(79,449)	(83,294)

Total shareholders’ equity	122,445	118,050

Total liabilities and shareholders’ equity	$172,423	$165,444

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In thousands, except per share data) (Unaudited)

Revenues:
Management fees	$7,048	$5,866	$14,314	$10,446
License fees	16	19	28	39

Total revenues	7,064	5,885	14,342	10,485

Costs and expenses:
Selling, general and administrative	3,767	3,624	7,809	7,489
Ohio initiative costs	—	4,025	—	5,671
Impairment losses	1,711	—	2,280	—
Amortization of intangible assets related to Indian casino projects	2,527	1,681	5,006	3,361
Depreciation	69	84	142	172

Total costs and expenses	8,074	9,414	15,237	16,693

Net unrealized gains (losses) on notes receivable	2,506	1,125	2,343	(858)

Earnings (loss) from operations	1,496	(2,404)	1,448	(7,066)

Other income (expense):
Interest income	1,753	240	3,615	721
Interest expense	(417)	(348)	(812)	(713)
Other	(8)	122	(16)	173

Total other income (expense), net	1,328	14	2,787	181

Earnings (loss) before income taxes and discontinued operations	2,824	(2,390)	4,235	(6,885)
Income taxes	4	431	390	1,119

Earnings (loss) before discontinued operations	2,820	(2,821)	3,845	(8,004)
Discontinued operations, net of tax (net of $1.5 million and $2.6 million for the allocation to the prior noncontrolling interest)	—	(2,365)	—	(4,087)

Net earnings (loss) applicable to Lakes Entertainment, Inc.	$2,820	(5,186)	$3,845	$(12,091)

Other comprehensive loss:
Unrealized loss on securities, net of tax	—	(379)	—	(2,776)

Other comprehensive earnings (loss)	$2,820	$(5,565)	$3,845	$(14,867)

Weighted-average common shares outstanding
Basic	26,328	24,928	26,327	24,766
Diluted	26,420	N/A	26,400	N/A
Earnings (loss) applicable to Lakes Entertainment, Inc. per share (basic & diluted)
Earnings (loss) — continuing operations	$0.11	$(0.11)	$0.15	$(0.32)
Loss — discontinued operations	—	(0.10)	—	(0.17)

Earnings (loss) per share	$0.11	$(0.21)	$0.15	$(0.49)

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	June 28,	June 29,
	2009	2008
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$3,845	$(12,091)
Loss from discontinued operations	—	(4,087)

Earnings (loss) from continuing operations	3,845	(8,004)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	142	172
Amortization of debt issuance costs	16	—
Accretion of contra note receivable	(1,357)	—
Mark to market, trading securities	(156)	—
Amortization of intangible assets related to Indian casino projects	5,006	3,361
Share-based compensation	251	243
Impairment losses	2,280	—
Net unrealized (gains) losses on notes receivable	(2,343)	858
Deferred income taxes	(1,930)	872
Changes in operating assets and liabilities:
Accounts receivable	(1,282)	(1,770)
Other current assets	616	(402)
Income taxes payable	1,505	(604)
Accounts payable	94	435
Accrued expenses	(1,444)	(566)
Contract acquisition costs payable	(1,301)	(801)

Net cash provided by (used in) continuing operations	3,942	(6,206)
Net cash used in discontinued operations	—	(5,094)

Net cash provided by (used in) operating activities	3,942	(11,300)

INVESTING ACTIVITIES:
Purchase of securities	—	(2,700)
Sale / redemption of securities	—	6,500
Increases in long-term assets related to Indian casino projects	(1,375)	(3,668)
Advances on notes receivable	(504)	(1,117)
Purchase of property and equipment	—	(97)
Proceeds from repayment of note receivable	2,453	1,762
Increase in other long-term assets	—	32

Net cash provided by continuing operations	574	712
Net cash provided by discontinued operations	—	6,816

Net cash provided by investing activities	574	7,528

FINANCING ACTIVITIES:
Repayment of line of credit	(151)	(240)
Cash proceeds from issuance of common and preferred stock	346	1,827
Proceeds from borrowings	—	3,000
Tax benefit from stock option exercises	(45)	—

Net cash provided by continuing operations	150	4,587
Net cash used in discontinued operations	—	(137)

Net cash provided by financing activities	150	4,450

Net increase (decrease) in cash and cash equivalents — continuing operations	4,666	(907)

Cash and cash equivalents — beginning of period — continuing operations	6,170	5,396

Cash and cash equivalents — end of period — continuing operations	$10,836	$4,489

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation (“Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. Lakes owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company until November 21, 2008 when all of these shares were distributed to Lakes’ shareholders through a noncash dividend. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations (see Note 4). Lakes has evaluated the financial statements for subsequent events through August 5, 2009, which was the date this Form 10-Q was filed with the SEC. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K for the year ended December 28, 2008, previously filed with the SEC, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications to amounts previously reported have been made to conform to the current period presentation.

2.	New accounting standards

In July 2009, the FASB issued SFAS 168, FASB Accounting Standards Codification (“SFAS 168”), as the single source of authoritative non-governmental U.S. generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards will be superseded by the codification. All other accounting literature not included in the codification is non-authoritative. The implementation of this standard is not expected to have a material impact on our future financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

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

In April 2009, the FASB issued FASB Staff Position 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”), which requires additional disclosures about fair value of financial instruments for interim reporting periods. FSP 107-1 is effective for interim and annual reporting periods ending after June 15, 2009. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows. In April 2009, the FASB also issued FASB Staff Positions FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance in U.S. Generally Accepted Accounting Principles for debt securities to make the guidance more operational and to improve the presentation

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS 115-2 and FAS 124-2 is effective for interim and annual reporting periods ending after June 15, 2009. The implementation of these three standards did not have a material impact on our financial position, results of operations or cash flows.

3.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in securities, notes receivable from Indian tribes, accounts payable, contract acquisition costs payable, and lines of credit.

For the Company’s cash equivalents, accounts receivable, accounts payable and lines of credit, the carrying amounts approximate fair value because of the short duration of these financial instruments. The Company’s other classes of financial instruments include primarily investments in auction rate securities (“ARS”) (Note 5 and Note 6), notes receivable from Indian Tribes, primarily with the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) (Note 6 and Note 7) and contract acquisition costs payable (Note 10). The methods used in estimating the fair value of each is discussed in the related notes to the consolidated financial statements.

4.	Discontinued operations

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

Revenues, net loss before income taxes and income taxes, related to WPTE, for the three months and six months ended June 29, 2008, have been derived from historical financial information and reported in discontinued operations as follows (in thousands, unaudited):

	Three Months	Six Months
	Ended	Ended
	June 29, 2008	June 29, 2008

Revenues	$5,072	$10,034

Net loss before income taxes	$(2,365)	$(4,087)
Income taxes	—	—

Discontinued operations (net of $1.5 million and $2.6 million for the allocation to the prior noncontrolling interest)	$(2,365)	$(4,087)

5.	Investments in securities

The Company’s investment portfolio is comprised of investments in ARS. The types of ARS that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). As a result of the liquidity issues surrounding the Company’s ARS, the Company’s ARS have been classified as long-term investments in securities. See also Note 9 for a discussion of Lakes’ credit line agreement with UBS Financial Services, Inc (“UBS”).

In November 2008, the Company accepted an offer from UBS granting nontransferable rights (the “Rights”) to sell the Company’s ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

July 2, 2012. The Rights represent a free standing asset separate from the ARS. UBS’ obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The estimated fair value of the Rights was $3.0 million and $4.3 million as of June 28, 2009 and December 28, 2008, respectively. The $1.3 million decrease in the estimated fair value of the Rights is reflected as a reduction in interest income in the unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss) for the six months ended June 28, 2009. The Rights do not meet the definition of a derivative instrument under Statement of Financial Accounting Standards (“SFAS”) SFAS 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, the Company has elected to measure the Rights at estimated fair value under SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which permits the Company to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. The Company expects that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS.

The Company classifies its ARS as trading securities pursuant to SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, which reflects management’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012. As of June 28, 2009 and December 28, 2008, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

			Estimated
		Gross	Fair
		Unrealized	Value
	Cost	Losses	(Note 6)

June 28, 2009 (unaudited)
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	$(3,046)	$23,729

December 28, 2008
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	$(4,532)	$22,243

The $1.5 million increase in the estimated fair value of the ARS is included in interest income in the unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss) for the six months ended June 28, 2009.

6.	Fair Value Measurement

The Company utilizes the methods of estimating fair value as described in SFAS 157, Fair Value Measurements (“SFAS 157”), to value certain of its financial assets. Financial Accounting Standards Board (“FASB”) Staff Position FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), was issued in April 2009, and was effective for the quarter ended June 28, 2009. The implementation of FSP FAS 157-4 did not have a material impact on the Company’s valuation techniques, financial position, results of operations or cash flows.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

The Company’s financial assets that are carried at estimated fair value are summarized below (in thousands):

	June 28,	December 28,
	2009	2008
	(Unaudited)

Auction rate securities(*)	$23,729	$22,243
Put Rights(*)(***)	2,971	4,301
Notes receivable from Indian Tribes(**)	13,331	10,703

	$40,031	$37,247

(*)	See Note 5.

(**)	See Note 7.

(***)	The Company has elected the fair value option as offered by SFAS 159, only for its Rights. Therefore, material financial assets and liabilities not carried at estimated fair value are still reported at carrying values.

The Company utilizes valuation models based on management’s estimates of expected cash flow streams and discount rates to value these assets.

The following is a list of the most significant factors affecting the Company’s cash flows and discount rate estimates by financial asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Put Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The following table summarizes the activity for the Company’s financial instruments that are reported at estimated fair value utilizing Level 3 inputs (in thousands):

			Notes
			Receivable from
	ARS	Rights	Indian Tribes	Total

Balances — December 28, 2008	$22,243	$4,301	$10,703	$37,247
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	1,289	(1,234)	—	55
Unrealized losses on notes receivable	—	—	(163)	(163)
Advances, net of allocation to intangible, other	—	—	171	171

Balances — March 29, 2009 (unaudited)	23,532	3,067	10,711	37,310
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	197	(96)	—	101
Unrealized gains on notes receivable	—	—	2,506	2,506
Advances, net of allocation to intangible, other	—	—	114	114

Balances — June 28, 2009 (unaudited)	$23,729	$2,971	$13,331	$40,031

(*)	See Note 5.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

7.	Long-term assets related to Indian casino projects — notes receivable

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

Information with respect to the notes receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Jamul
	Tribe	Tribe(*)	Other(*)	Total

Balances, December 28, 2008	$44,002	$7,116	$3,587	$54,705
Advances	—	659	137	796
Repayments	(1,476)	—	—	(1,476)
Accretion of contra note receivable(**)	714	—	—	714
Allocation of advances to intangible assets	—	(569)	(56)	(625)
Changes in estimated fair value(*)	—	(4)	(159)	(163)
Changes in current portion of notes receivable	2,081	—	—	2,081

Balances, March 29, 2009 (unaudited)	45,321	7,202	3,509	56,032
Advances	—	554	25	579
Repayments	(977)	—	—	(977)
Accretion of contra note receivable(**)	643	—	—	643
Allocation of advances to intangible assets	—	(456)	(9)	(465)
Changes in estimated fair value(**)	—	2,183	323	2,506
Changes in current portion of notes receivable	(988)	—	—	(988)

Balances, June 28, 2009 (unaudited)	$43,999	$9,483	$3,848	$57,330

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects under development are recorded as unrealized gains (losses) within the consolidated financial statements.

(**)	The Company estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy (See critical accounting policy summary in Part I, Item 2 of this Quarterly Report on Form 10-Q), upon opening of the casino, the difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes began being amortized into income using the effective interest method. This difference will fully amortize over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS 114, Accounting by Creditors for Impairment of a Loan.

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

The carrying value of Lakes’ notes receivable from the Shingle Springs Tribe was $52.6 million as of June 28, 2009. Management estimates the fair value of this financial instrument as of June 28, 2009 to be approximately $53.0 million using a discount rate of 17.00% and a remaining term of 78 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of June 28, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$51,721	$49,171
	($34,780 principal and $16,941 interest)	($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	7.60%	6.45%
Projected interest rate during the loan repayment term	9.96%	8.32%
Discount rate(*)	22.00%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

(*)	During the second quarter of 2009, Lakes decreased the discount rate to 22.00% for this project because improvements in the credit markets resulted in lower required rates of return. The probability rate of the casino opening remains at 50% as the Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

Iowa Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Iowa Tribe at estimated fair value are as follows (dollars in thousands):

	As of June 28, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$5,977	$5,660
	($4,897 principal and $1,080 interest)	($4,734 principal and $926 interest)
Estimated months until casino opens	27 months	20 months
Projected interest rate until casino opens	6.56%	5.93%
Projected interest rate during the loan repayment term	8.68%	6.24%
Discount rate(*)	17.00%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During the second quarter of 2009, Lakes decreased the discount rate to 17.00% for this project because improvements in the credit markets resulted in lower required rates of return.

8.	Other long-term assets related to Indian casino projects

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

Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Balances, December 28, 2008	$24,060	$22,216	$—	$1,310	$47,586
Allocation of advances	—	—	569	56	625
Amortization	(1,678)	(798)	—	(3)	(2,479)
Impairment losses(*)	—	—	(569)	—	(569)

Balances, March 29, 2009 (unaudited)	22,382	21,418	—	1,363	45,163
Allocation of advances	—	—	456	9	465
Acquisition of contract rights(**)	—	3,803	—	—	3,803
Amortization	(1,679)	(846)	—	(2)	(2,527)
Impairment losses(*)	—	—	(456)	—	(456)

Balances, June 28, 2009 (unaudited)	$20,703	$24,375	$—	$1,370	$46,448

(*)	Due to continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.5 million and $1.0 million related to the intangible assets associated with this project during the three months and six months ended June 28, 2009, respectively.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

(**)	Effective June 2009, the Company became obligated to pay Mr. Jerry A. Argovitz $1 million per year related to the Red Hawk Casino project with the Shingle Springs Tribe, subject to certain conditions (Note 10). The acquisition of contract rights represents the net present value of the obligation.

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. As of June 28, 2009, land held for development related to Indian casino projects was $1.8 million. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of June 28, 2009.

As of June 28, 2009, Lakes owns approximately 139 acres of land held for development located adjacent to the Ioway Casino Resort project location. Lakes has invested $0.8 million in land held for development, which is being held for future transfer to the Iowa Tribe.

Other.  As of June 28, 2009 and December 28, 2008 these assets consist primarily of amounts due from Mr. Kevin M. Kean, a partner in the KAR Entities that were advanced in connection with the acquisition of contracts rights related to the Red Hawk Casino and the proposed Jamul Casino. Primarily as a result of a decrease in estimated collateral value related to these and other advances, Lakes recorded an impairment loss of approximately $1.2 million on other long-term assets related to Indian casino projects during the second quarter of 2009. Also see the discussion of these arrangements below in Part I, Item 2 of this Quarterly Report on Form 10-Q, included under the captions “Description of each Indian casino project and evaluation of critical milestones” — Shingle Springs Tribe and Jamul Tribe.

9.	Debt

Line of Credit.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS, collateralized by Lakes’ ARS held at UBS (Note 5) and is due and payable on demand with interest at 30-day LIBOR plus one percent. As of June 28, 2009, approximately $18.0 million was outstanding under the Credit Line.

Non-revolving line of credit.  Also during 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement are collateralized by real property in Minnetonka, Minnesota and bear interest at 8.95%. As of June 28, 2009, Lakes had drawn $2 million under the Loan Agreement.

10.	Contract acquisition costs payable

The Company is obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. The Company is also obligated to pay approximately $3 million over 24 months to a separate unrelated third party on behalf of the Pokagon Band in accordance with the management contract. As of June 28, 2009, the remaining carrying amounts owed under these agreements were $6.1 million, net of a $1.9 million discount. Management estimated the fair value of this obligation to be approximately $6.1 million as of June 28, 2009 using a discount rate of approximately 18% and a remaining term of 38 months.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

Effective June 2009, the Company became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, subject to certain conditions. This obligation does not have a stated interest rate and has payments terms which extend beyond one fiscal year. As a result, this obligation has been recorded at its net present value with an effective interest rate of approximately 18%, and the difference between the face amount and the net present value of the obligation is recorded as a discount, which is amortized to interest expense over the contract term using the effective interest method. As of June 28, 2009, the remaining carrying amount of the liability was $3.7 million, net of a $2.7 million discount.

11.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three months and six months ended June 28, 2009 and June 29, 2008, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
	(In thousands)

Total cost of share-based payment plans	$167	$147	$251	$243

See Note 13 for a discussion of the income tax benefits related to share-based compensation.

Stock options.  The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options.

The following values represent the average per grant for the indicated variables used to value options granted during the three months and six months ended June 28, 2009 and June 29, 2008, respectively. There have been no significant changes to the assumptions thus far in 2009 and none are expected during the remainder of 2009.

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
Key Valuation Assumptions:	2009 (*)	2008	2009	2008

Expected dividend yield	—	—	—	—
Risk-free interest rate	—	3.68%	2.52%	3.67%
Expected term (in years)	—	8.18 years	7.69 years	8.18 years
Expected volatility	—	52.70%	79.82%	49.75%
Forfeiture rate	—	—	—	—
Weighted-average grant-date fair value per share	—	$2.91	$2.46	$3.23

(*)	There were no options granted during the three months ended June 28, 2009.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to June 28, 2009. Management believes historical data is reasonably representative of future exercise behavior.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants beginning upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment-Revised 2004 (“SFAS 123R”) will be reduced for estimated forfeitures. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has reviewed the historical forfeitures which are minimal, and as such will amortize the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following table summarizes Lakes’ stock option activity during the three months and six months ended June 28, 2009 and June 29, 2008 (unaudited):

	Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Authorized	—	—	—	—
Granted	197,000	—	(197,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009	2,859,500	2,455,700	255,573	6.54
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(40,125)	—	40,125	9.04
Exercised	—	—	—	—

Balance at June 28, 2009(*)	2,819,375	2,433,575	295,698	$6.51

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.19

Balance at March 30, 2008	4,141,650	3,798,200	388,750	6.25
Authorized	—	—	—	—
Granted	75,000	—	(75,000)	4.74
Forfeited/cancelled/expired	—	—	—	—
Exercised	(40,000)	—	—	5.41

Balance at June 29, 2008	4,176,650	3,767,075	313,750	$6.24

(*)	Does not include 135,000 of outstanding restricted stock units.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of June 28, 2009 (unaudited):

	Options Outstanding at June 28, 2009
		Weighted-			Options Exercisable at June 28, 2009
		Average	Weighted-	Aggregate		Weighted-	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Range of exercise prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value

$(3.25 — 3.63)	739,600	3.6 years	$3.30	$212,857	547,600	$3.32	$149,497
(3.64 — 5.45)	295,775	3.0 years	4.32	—	221,525	4.34	—
(5.46 — 7.26)	174,750	7.0 years	6.50	—	89,625	6.57	—
(7.27 — 9.08)	1,333,000	4.4 years	7.54	—	1,332,625	7.54	—
(9.09 — 10.90)	109,250	3.6 years	10.04	—	89,650	10.14	—
(10.91 — 12.71)	18,000	6.5 years	11.52	—	12,350	11.52	—
(12.72 — 14.53)	89,000	1.3 years	13.04	—	86,200	13.04	—
(14.54 — 16.34)	30,000	5.7 years	16.01	—	24,000	16.01	—
(16.35 — 16.84)	30,000	5.6 years	16.84	—	30,000	16.84	—

	2,819,375	4.2 years	$6.21	$212,857	2,433,575	$6.77	$149,497

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $3.58 on June 26, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were no options exercised during the three months ended June 28, 2009. Options exercised during the six months ended June 28, 2009 and the three months and six months ended June 29, 2008, respectively, did not have a significant intrinsic value. As of June 28, 2009, Lakes’ unrecognized share-based compensation was approximately $1.1 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months and six months ended June 28, 2009 (unaudited):

		Weighted-average
	Restricted	Grant-
	Stock Units	Date Fair Value

Non-vested shares at December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	—	—

Non-vested shares at March 29, 2009	140,000	3.25
Granted	—	—
Forfeited	(5,000)	3.25

Non-vested shares at June 28, 2009	135,000	$3.25

As of June 28, 2009, Lakes’ unrecognized share-based compensation was approximately $0.3 million related to non-vested shares, which is expected to be recognized over a weighted-average of 2.1 years. No restricted stock units vested during the three months or six months ended June 28, 2009.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

12.	Earnings (Loss) per share

For all periods, basic earnings (loss) applicable to Lakes Entertainment, Inc. per share (“EPS”) is calculated by dividing net earnings (loss) applicable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to Lakes Entertainment, Inc. of 416,953 and 529,150 shares for the three months and six months ended June 29, 2008, were not used to compute diluted loss per share applicable to Lakes Entertainment, Inc. because the effects would have been anti-dilutive.

13.	Income Taxes

Our effective tax rates were 9.2% and 16.3% for the six months ended June 28, 2009 and the corresponding 2008 period, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. At December 28, 2008, the Company had recorded a 100% valuation allowance against the remaining deferred tax assets arising from net operating loss and capital loss carryforwards. Management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. However, the Company has released approximately $1.9 million of deferred taxes related to net operating loss carryforwards and management currently expects to release a total of $3.3 million of deferred tax assets related to net operating loss carryforwards that will offset current book income for 2009, of which approximately $1.4 million will be credited to additional paid-in capital relating to the release of valuation allowances against tax windfall benefits related to share-based compensation from prior years.

The Company recorded $0.2 million and $0.4 million of interest related to the uncertain tax positions to income tax expense for the three months and six months ended June 28, 2009, respectively.

14.	Contingencies

General.  The recent decline in general economic conditions in the United States may negatively impact the local economic conditions near the casinos Lakes’ manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes development projects.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements — (Continued)

Red Hawk Casino.  Lakes may be required to pay Mr. Kean a consulting fee based on the management fees to be received by the Company in connection with management of the Red Hawk Casino or acquire all of his remaining rights in connection with the Shingle Springs project. See the discussion in Part I, Item 2 of this Quarterly Report on Form 10-Q below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs Tribe”.

Miscellaneous legal matters.  Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon Lakes’ unaudited consolidated financial statements. Accordingly, no provision has been made with regard to these matters.

15.	Lakes Kansas

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

Overview

We develop, finance and manage Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 72 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 electronic gaming devices, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	We are managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and we currently expect to continue our involvement with this project.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. However, due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and six months ended June 28, 2009.

Three months ended June 28, 2009 compared to the three months ended June 29, 2008

Revenues.  Total revenues for the second quarter of 2009 were $7.1 million, a 20% increase in comparison to prior year period revenues of $5.9 million. The increase was primarily due to fees from the Red Hawk Casino, which opened in December 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $3.8 million in the second quarter of 2009 compared to $3.6 million for the second quarter of 2008. For the second quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.1 million, including share-based compensation, travel expenses of $0.8 million, professional fees of $0.5 million, and costs associated with the application for a gaming site in the State of Kansas of $0.3 million. For the second quarter of 2008, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.1 million, including share-based compensation, travel expenses of $0.7 million, and professional fees of $0.5 million.

Ohio initiative costs.  Development costs associated with the Ohio casino resort initiative, which was terminated after the November 2008 election, were $4.0 million during the second quarter of 2008.

Impairment losses.  Impairment losses were $1.7 million in the second quarter of 2009. There were no impairment losses during the second quarter of 2008. The 2009 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino project as well as the determination that certain amounts due to Lakes from former business partners were not likely to be collected due primarily to a decrease in estimated collateral values associated with these advances.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the second quarter of 2009 was $2.5 million compared to $1.7 million for the second quarter of 2008. The increase of $0.8 million related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened in December 2008. Amortization for the second quarter of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the second quarter of 2009, net unrealized gains on notes receivable were $2.5 million, compared to net unrealized gains of $1.1 million in the prior year period. The net unrealized gains in the second quarter of 2009 consisted of $2.2 million related to the Jamul Casino project with the Jamul Tribe and $0.3 million related to the Iowa Tribe’s Ioway Casino project due primarily to improvement in the credit markets, which resulted in lower required rates of return. Net unrealized gains in the second quarter of 2008 were related primarily to the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe due to the decrease in number of months until opening of the project.

Other income (expense), net.  Other income (expense), net for the second quarter of 2009 was $1.3 million compared to less than $0.1 million for the second quarter of 2008. The increase was due primarily to interest earned on the notes receivable from the Shingle Springs Tribe.

Income Taxes.  The income tax provision for the second quarter of 2009 was less than $0.1 million compared to $0.4 million for the second quarter of 2008. Our effective tax rates were 0.1% and 18.0% for the second quarter of 2009 and the second quarter of 2008, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. Lakes’ income tax provision in the current year period consists primarily of current income tax of $0.7 million, and approximately $0.2 million of interest on a Louisiana tax audit matter (Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), which were offset by an additional paid-in capital adjustment of $0.9 million. In the prior year period, the income tax provision was primarily related to a valuation allowance against deferred tax assets related to capital losses for the portion that were not expected to be realized, and approximately $0.3 million of interest on a Louisiana tax audit matter.

Six months ended June 28, 2009 compared to the three months ended June 29, 2008

Revenues.  Total revenues for the six months ended June 28, 2009 were $14.3 million, up 37% from prior year period revenues of $10.5 million. This increase was primarily due to improved results from the Four Winds Casino Resort during the current year, and fees from the Red hawk Casino which opened in December 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended June 28, 2009 were $7.8 million compared to $7.5 million in the prior year period. For the first six months of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.0 million, including share-based compensation, travel expenses of $1.7 million, professional fees of $1.1 million, and costs associated with the application for a gaming site in the State of Kansas of $0.3 million. For the first six months of 2008, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.3 million, including share-based compensation, travel expenses of $1.3 million, and professional fees of $1.1 million.

Ohio initiative costs.  Development costs associated with the Ohio casino resort initiative, which was terminated after the November 2008 election, were $5.7 million during the first six months of 2008.

Impairment losses.  Impairment losses were $2.3 million for the six months ended June 28, 2009. There were no impairment losses during the first six months of 2008. The 2009 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino project as well as the determination that certain amounts due to Lakes from former business partners were not likely to be collected due primarily to a decrease in estimated collateral values associated with these advances.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the six months ended June 28, 2009 was $5.0 million compared to $3.4 million in the prior year period. The increase related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened in December 2008. Amortization for the first six months of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

Net unrealized gains (losses) on notes receivable.  Net unrealized gains (losses) on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first six months of 2009, net unrealized gains were notes receivable of $2.3 million, compared to net unrealized losses of $0.9 million in the prior year period. The net unrealized gains for the six months ended June 28, 2009 consisted of $2.2 million related to the Jamul Casino project with the Jamul Tribe and $0.1 million related to the Iowa Tribe’s Ioway Casino project due primarily to improvement in the credit markets, which resulted in lower required rates of return. Net unrealized losses in the prior year period were due primarily to a decrease in projected interest rates, due to market conditions, for notes receivable related to the Jamul Tribe and the Red Hawk Casino project with the Shingle Springs Tribe, which offset gains related to the decrease in number of months until opening of the Red Hawk Casino.

Other income (expense), net.  Other income (expense), net for the six months ended June 28, 2009 was $2.8 million compared to $0.2 million in the prior year period. The increase was due primarily to interest earned on the notes receivable from the Shingle Springs Tribe.

Income Taxes.  The income tax provision was $0.4 million and $1.1 million for the six months ended June 28, 2009 and June 29, 2008, respectively. Our effective tax rates were 9.2% and 16.3% for the six months ended June 28,

2009 and the corresponding 2008 period, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. Lakes’ income tax provision in the current year period consists primarily of current income tax of $0.9 million, and approximately $0.4 million of interest on a Louisiana tax audit matter (Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), which were offset by an additional paid-in capital adjustment of $0.9 million. In the prior year period, the income tax provision was primarily related to a valuation allowance against deferred tax assets related to capital losses for the portion that were not expected to be realized, and approximately $0.3 million of interest on a Louisiana tax audit matter.

Liquidity and Capital Resources

As of June 28, 2009, we had $10.8 million in cash and cash equivalents and $26.7 million of long-term investments in securities recorded at estimated fair value (including nontransferable rights to sell our auction rate securities (“ARS”) back to UBS Financial Services, Inc. (“UBS”) (“Rights”) of approximately $3.0 million). We currently believe that our cash and cash equivalents balance, our cash flows from operations and the financing sources discussed below will be sufficient to meet our working capital requirements during the next 12 months. However, our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. Declines in consumer spending may cause our revenue generated from the management of Indian casinos to be adversely impacted. The recent decline in general economic conditions in the United States may negatively impact the local economic conditions near the casinos Lakes’ manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes development projects.

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. The date of distribution was November 21, 2008. WPTE cash and investments have not been used in our business. The exclusion of WPTE from our consolidated financial statements does not have an impact on Lakes’ cash position.

All of our investments in securities are ARS, held by UBS and are classified as trading securities as of June 28, 2009. The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

In November 2008, we accepted an offer from UBS granting Rights to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. As a result, our ARS are classified as long-term investments in securities as of June 28, 2009 and December 28, 2008.

During 2008, we entered into a credit agreement with UBS (the “Credit Line”) which is due and payable on demand with interest at 30-day LIBOR plus one percent. As of June 28, 2009, approximately $18.0 million was outstanding under the Credit Line.

Also during 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of June 28, 2009, Lakes has drawn $2 million under the Loan Agreement.

During the first six months of 2009, Lakes has recognized significant revenues from the management of Indian casino properties, and going forward Lakes expects this trend to continue as Lakes is managing the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. However, because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, no assurance can be given that this trend will occur. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years, in addition to on-

going corporate costs and costs incurred during 2008 for the Ohio casino resort initiative. These loans to our tribal partners are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

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

We have received various regulatory approvals to develop our own casino near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $5.4 million as of June 28, 2009.

The following table summarizes our contractual obligations as of June 28, 2009 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	3.7	0.3	0.9	1.3	1.2
Pokagon Band(4)	6.1	1.6	3.9	0.6	—
Iowa Tribe — Ioway Casino project(5)	—	—	—	—	—
Non-revolving line of credit(6)	2.0	—	2.0	—	—
Lakes operating leases(7)	4.3	0.4	0.9	0.9	2.1

	$16.1	$2.3	$7.7	$2.8	$3.3

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at June 28, 2009.

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

(3)	Effective June 2009, we became obligated to pay Mr. Jerry A. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, subject to certain conditions. (Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

We may also be required to pay Mr. Kevin M. Kean under his agreement with Lakes resulting from the opening of the Red Hawk Casino on December 17, 2008. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Shingle Springs Tribe”.

(4)	We are obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. We are also obligated to pay approximately $3 million over 24 months to a separate, unrelated third party on behalf of the Pokagon Band in accordance with the management contract. (Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	During 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. See Note 9 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(7)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018 and has certain other operating leases.

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

Share-based compensation.  We use the Black-Scholes option pricing method to establish fair value of options. Our determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. We determine the estimated fair value per share of restricted stock units as the closing stock price on the date of grant, as reported by the Nasdaq Global Market.

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

The consolidated balance sheets as of June 28, 2009 and December 28, 2008 include long-term assets related to Indian casino projects of $109.2 million and $108.9 million, respectively. The amounts are as follows by project (in thousands):

	June 28, 2009
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total
	(Unaudited)

Notes receivable(*)	$—	$43,999	$9,483	$3,848	$—	$57,330
Intangible assets related to Indian casino projects	20,703	24,375	—	1,370	—	46,448
Land held for development	—	—	960	850	—	1,810
Other	60	25	355	446	2,719	3,605

	$20,763	$68,399	$10,798	$6,514	$2,719	$109,193

	December 28, 2008
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable(*)	$—	$44,002	$7,116	$3,587	$—	$54,705
Intangible assets related to Indian casino projects	24,060	22,216	—	1,310	—	47,586
Land held for development	—	—	960	850	—	1,810
Other	60	767	847	388	2,719	4,781

	$24,120	$66,985	$8,923	$6,135	$2,719	$108,882

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to SFAS 114. Approximately $8.6 million and $9.2 million of the notes receivable from the Shingle Springs Tribe are due within the next fiscal year and have been classified as a current asset in the unaudited consolidated balance sheets as of June 28, 2009 and December 28, 2008, respectively.

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Jamul Tribe:

	As of June 28, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$51,721 ($34,780 principal and $16,941 interest)	$49,171 ($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted-average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	7.60%	6.45%
Projected interest rate during the loan repayment term	9.96%	8.32%
Discount rate(*)	22.00%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting off our scenarios)	50%	50%

(*)	During the second quarter of 2009, Lakes decreased the discount rate to 22.00% for this project because improvements in the credit markets resulted in lower required rates of return. The probability rate of the casino opening remains at 50% as the Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe:

	As of June 28, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$5,977 ($4,897 principal and $1,080 interest)	$5,660 ($4,734 principal and $926 interest)
Estimated months until casino opens	27 months	20 months
Projected interest rate until casino opens	6.56%	5.93%
Projected interest rate during the loan repayment term	8.68%	6.24%
Discount rate(*)	17.00%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During the second quarter of 2009, Lakes decreased the discount rate to 17.00% for this project because improvements in the credit markets resulted in lower required rates of return. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Iowa Tribe”.

The following table represents a sensitivity analysis prepared by Lakes as of June 28, 2009 on the notes receivable from the Jamul Tribe and Iowa Tribe’s Ioway Casino, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Jamul Tribe	$9,483	$8,565	$8,420	$7,608	$10,401	$10,685	$11,723
Iowa Tribe	3,848	3,626	3,515	3,309	4,079	4,222	4,471

	$13,331	$12,191	$11,935	$10,917	$14,480	$14,907	$16,194

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

The following represents the nature of the advances to the tribes for projects under development (the Jamul Tribe and the Iowa Tribe), which represent the principal amount of the notes receivable, as of June 28, 2009 and December 28, 2008 (in thousands).

	As of June 28, 2009
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total
	(Unaudited)

Note receivable, pre-construction(a)	$33,830	$3,788	$37,618
Note receivable, land(b)	950	1,109	2,059

	$34,780	$4,897	$39,677

	As of December 28, 2008
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$32,617	$3,746	$36,363
Note receivable, land(b)	950	988	1,938

	$33,567	$4,734	$38,301

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe and Iowa Tribe at June 28, 2009 and December 28, 2008 (in thousands):

	June 28,	December 28,
Jamul Tribe	2009	2008
	(Unaudited)

Monthly stipend	$5,996	$5,687
Construction	2,260	2,102
Legal	4,714	4,598
Environmental	2,293	2,292
Design	14,884	14,324
Gaming license	986	917
Lobbyist	2,697	2,697

	$33,830	$32,617

	June 28,	December 28,
Iowa Tribe	2009	2008
	(Unaudited)

Construction	$253	$253
Legal	266	252
Design	3,244	3,216
Gaming license	25	25

	$3,788	$3,746

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as Lakes’ predecessor Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, the Four Winds Casino Resort since August of 2007, and the Red Hawk Casino since December of 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

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

	June 28,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Iowa Tribe

	June 28,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	825	1,200
No. of Table games	25	20
No. of Poker tables	—	5
Win/Class II electronic gaming devices/day — 1st year	$170	$232
Win/Table game/day — 1st year	$450	$1,171
Win/Poker table/day — 1st year	$—	$529

During 2009, Lakes’ financial model for the Ioway Casino project was reduced in scope based upon management’s assumptions and assessment of the current market conditions and the current capital and credit markets.

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

Shingle Springs Tribe

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to between 25.5% and 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $77 million furniture, furnishings and equipment financing and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

We acquired our initial interest in the development and management contracts for the Red Hawk Casino from KAR — Shingle Springs in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Mr. Kean and Mr. Argovitz).

Under the agreement with Mr. Kean, he may elect to serve as a consultant to us during the term of the casino management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 15% of the management fees received by us from the Red Hawk Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he may elect to receive annual payments of $1 million from the Red Hawk Casino project from the date of election through the term of the management contract (but not during any renewal term of such management contract). As of June 28, 2009, Mr. Kean had not provided evidence of suitability by relevant gaming authorities or elected to receive annual payments of $1,000,000.

Effective June 2009, Lakes became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, subject to certain conditions. Also as provided in the agreement, Mr. Argovitz also has elected to forego his rights under the agreement to repurchase any interest in Lakes at any time in the future.

Jamul Tribe

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”).

In September 2008, the BIA notified the Jamul Tribe that an access road on its land had been approved as an Indian Reservation Road (“IRR”), which would allow the Jamul Tribe to construct a second potential access point to the reservation without the need for a permit from County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans viewed this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe has filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. After losing a motion to dismiss, CalTrans denied the allegations. The parties subsequently reached an agreement whereby the Jamul Tribe dismissed its lawsuit and CalTrans removed its contention of its ability to restrict access to the reservation, and agreed to work positively with the Jamul Tribe to expeditiously process the encroachment permit application. Traffic, environmental, engineering and other required studies are now underway as the Jamul Tribe works toward completing the environmental analysis necessary for the encroachment permit application.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of June 28, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical milestone	June 28, 2009	December 28, 2008	December 30, 2007

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	No, see discussion above regarding the federal complaint filed by the Jamul Tribe against CalTrans.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Critical milestone	June 28, 2009	December 28, 2008	December 30, 2007

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

Arrangement with Consultant.  Lakes has an agreement with Mr. Kean that may compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe, assuming he has been found suitable by the NIGC.

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of June 28, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

Critical milestone	June 28, 2009	December 28, 2008	December 30, 2007

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin. Due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Critical milestone	June 28, 2009	December 28, 2008	December 30, 2007

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. However, due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. Subject to availability of financing for the project, the Ioway Casino Resort could open as early as the fall of 2011.

Recently issued accounting pronouncements

See Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 28, 2009, the carrying value of our cash and cash equivalents approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the FFELP. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

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

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of June 28, 2009, we had $65.9 million of notes receivable, with a floating interest rate (principal amount of $111.6 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.9 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

ITEM 4.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) as of the end of the period covered by this quarterly report. Based on their evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended June 28, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 5, 2009