Form 10-Q
period 2009-09-27
LAKES ENTERTAINMENT INC
filed 2009-11-06
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009
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

As of November 3, 2009, there were 26,328,045 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Balance Sheets as of September 27, 2009 (unaudited) and December 28, 2008	3
	Unaudited Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the three months and nine months ended September 27, 2009 and September 28, 2008	4
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2009 and September 28, 2008	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	19
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	41
ITEM 4.	CONTROLS AND PROCEDURES	41

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	42
ITEM 1A.	RISK FACTORS	42
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	48
ITEM 6.	EXHIBITS	49
EX-31.1
EX-31.2
EX-32.1

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 27, 2009	December 28, 2008
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash	$6,962	$6,170
Accounts receivable	2,220	2,407
Current portion of notes receivable from Indian casino projects	4,011	9,151
Deferred tax asset	4,149	—
Investment in securities, including rights	24,339	—
Other	1,163	1,232

Total current assets	42,844	18,960

Property and equipment, net	10,791	10,985

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	47,545	44,002
Notes receivable at fair value	14,421	10,703
Intangible assets, net of accumulated amortization of $17.3 million and $9.7 million	47,878	47,586
Land held for development	1,810	1,810
Other	4,029	4,781

Total long-term assets related to Indian casino projects	115,683	108,882

Other assets:
Investment in Kansas Gaming Partners, LLC	8,405	—
Investments in securities, including put rights	—	26,544
Other	300	73

Total other assets	8,705	26,617

Total assets	$178,023	$165,444

Liabilities and shareholders’ equity
Current liabilities:
Line of credit payable	$16,338	$18,152
Current portion of contract acquisition costs payable, net of $2.1 million and $1.1 million discount	2,464	2,089
Income taxes payable	18,115	16,241
Accounts payable	713	531
Accrued payroll and related	950	1,745
Other accrued expenses	1,016	1,383

Total current liabilities	39,596	40,141

Long-term liabilities:
Non-revolving line of credit payable	2,000	2,000
Contract acquisition costs payable, net of current portion and $4.6 million and $1.4 million discount	10,825	5,253

Long-term liabilities	12,825	7,253

Total liabilities	52,421	47,394

Commitments and Contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,328 and 26,237 common shares issued and outstanding at September 27, 2009 and December 28, 2008	263	262
Additional paid-in capital	202,500	201,082
Deficit	(77,161)	(83,294)

Total shareholders’ equity	125,602	118,050

Total liabilities and shareholders’ equity	$178,023	$165,444

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
	(In thousands, except per share data)
	(Unaudited)

Revenues:
Management fees	$6,602	$8,370	$20,916	$18,816
License fees	15	13	43	52

Total revenues	6,617	8,383	20,959	18,868

Costs and expenses:
Selling, general and administrative	3,508	4,232	11,317	11,720
Ohio initiative costs	—	4,712	—	10,383
Impairment losses	597	—	2,877	—
Amortization of intangible assets related to Indian casino projects	2,624	1,681	7,630	5,042
Depreciation	69	84	211	256

Total costs and expenses	6,798	10,709	22,035	27,401

Net unrealized gains on notes receivable	904	1,842	3,247	984

Earnings (loss) from operations	723	(484)	2,171	(7,549)

Other income (expense):
Interest income	1,669	130	5,284	851
Interest expense	(509)	(350)	(1,321)	(1,063)
Equity in loss of unconsolidated investee	(17)	—	(17)	—
Other	(4)	65	(20)	237

Total other income (expense), net	1,139	(155)	3,926	25

Earnings (loss) before income taxes and discontinued operations	1,862	(639)	6,097	(7,524)
Income taxes (benefit)	(426)	2,390	(36)	3,509

Earnings (loss) before discontinued operations	2,288	(3,029)	6,133	(11,033)
Discontinued operations, net of tax (net of $1.7 million and $4.4 million allocated to the prior noncontrolling interest)	—	(2,692)	—	(6,779)

Net earnings (loss) applicable to Lakes Entertainment, Inc.	$2,288	$(5,721)	$6,133	$(17,812)

Other comprehensive loss:
Unrealized loss on securities, net of tax	—	(903)	—	(3,679)

Other comprehensive earnings (loss)	$2,288	$(6,624)	$6,133	$(21,491)

Weighted-average common shares outstanding
Basic	26,328	25,184	26,327	24,906
Diluted	26,443	N/A	26,411	N/A
Earnings (loss) applicable to Lakes Entertainment, Inc. per share (basic & diluted)
Earnings (loss) — continuing operations	$0.09	$(0.12)	$0.23	$(0.44)
Loss — discontinued operations	—	(0.11)	—	(0.28)

Earnings (loss) per share	$0.09	$(0.23)	$0.23	$(0.72)

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	September 27, 2009	September 28, 2008
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$6,133	$(17,812)
Loss from discontinued operations	—	(6,779)

Earnings (loss) from continuing operations	6,133	(11,033)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	211	256
Amortization of debt issuance costs	23	—
Accretion of contra note receivable	(2,009)	—
Mark to market, trading securities	(195)	—
Amortization of intangible assets related to Indian casino projects	7,630	5,042
Equity in loss of unconsolidated investee	17	—
Share-based compensation	321	388
Impairment losses	2,877	—
Net unrealized gains on notes receivable	(3,247)	(984)
Deferred income taxes	(4,149)	2,972
Changes in operating assets and liabilities:
Accounts receivable	188	(3,365)
Prepaid advertising	—	(7,578)
Other current assets	698	(386)
Income taxes payable	1,875	(366)
Accounts payable	130	138
Accrued expenses	(1,165)	296
Contract acquisition costs payable	(1,884)	(1,320)

Net cash provided by (used in) continuing operations	7,454	(15,940)
Net cash used in discontinued operations	—	(8,731)

Net cash provided by (used in) operating activities	7,454	(24,671)

INVESTING ACTIVITIES:
Purchase of securities	—	(2,700)
Sale / redemption of securities	2,400	6,500
Investment in Kansas Gaming Partners, LLC	(8,422)	—
Increases in long-term assets related to Indian casino projects	(3,260)	(4,948)
Advances on notes receivable	(504)	(1,117)
Purchase of property and equipment	(13)	(122)
Collection on notes receivable	4,106	1,762
Increase in other long-term assets	(254)	35

Net cash used in continuing operations	(5,947)	(590)
Net cash provided by discontinued operations	—	10,125

Net cash provided by (used in) investing activities	(5,947)	9,535

FINANCING ACTIVITIES:
Repayment of line of credit	(2,530)	(309)
Cash proceeds from issuance of common and preferred stock	346	6,272
Proceeds from borrowings	716	12,000
Tax benefit from stock option exercises	753	—

Net cash (used in) provided by continuing operations	(715)	17,963
Net cash used in discontinued operations	—	(18)

Net cash (used in) provided by financing activities	(715)	17,945

Net increase in cash	792	1,433
Cash — beginning of period	6,170	5,397

Cash — end of period	$6,962	$6,830

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation, and Subsidiaries (individually and collectively “Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. Lakes owned approximately 61% of the outstanding common stock of WPT Enterprises, Inc. (“WPTE”), a separate publicly-held media and entertainment company until November 21, 2008 when all of these shares were distributed to Lakes’ shareholders through a noncash dividend. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date have been retroactively reclassified and presented as discontinued operations (Note 4).

Management has evaluated the consolidated financial statements for subsequent events through November 6, 2009, which was the date this Quarterly Report on Form 10-Q was filed with the SEC. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, as amended, for the year ended December 28, 2008, previously filed with the SEC, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

In addition to discontinued operations, certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.

2.	New accounting standards

In July 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards 168, FASB Accounting Standards Codification (“SFAS 168”), as the single source of authoritative non-governmental U.S. generally accepted accounting principles. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards (other than those promulgated by the SEC) have been incorporated into the codification, now known as the Accounting Standards Codification (“ASC”), without change to the standards. The implementation of this standard did not have any effect on our financial position, results of operations or cash flows.

In August 2009, the FASB issued ASU 2009-04, Accounting for Redeemable Equity Instruments, which provides updated guidance for distinguishing liabilities from equity. ASU 2009-04 is effective for the first interim reporting period beginning after issuance. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

Also in August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value, which provides guidance for the fair value measurement of liabilities and clarification regarding circumstances in which a quoted price in an active market for an identical liability is not available. ASU 2009-05 is effective for the first interim reporting period beginning after issuance. The implementation of this standard did not have a material impact on our financial position, results of operations or cash flows.

3.	Financial instruments

The Company’s financial instruments consist of cash and equivalents, accounts receivable, investments in securities, notes receivable and other long-term assets from Indian tribes, an investment in Kansas Gaming Partners, LLC, accounts payable, contract acquisition costs payable, and lines of credit.

For the Company’s cash and equivalents, accounts receivable, accounts payable and lines of credit payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The

Company’s investment in Kansas Gaming Partners, LLC is accounted for using the equity method (Note 15). The Company’s other classes of financial instruments include primarily investments in securities (Notes 5 and 6), notes receivable and other long-term assets related to Indian casino projects, primarily from the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) (Notes 6, 7 and 8) and contract acquisition costs payable (Note 10). The methods used in estimating the fair value of each is discussed in the referenced notes to the consolidated financial statements.

4.	Discontinued operations

On October 1, 2008, Lakes’ Board of Directors declared a non-cash dividend consisting of 12,480,000 shares or approximately 61% (all of its holdings) of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The dividend ratio for shareholders of record on the record date was approximately 0.479 shares of WPTE common stock for each share of Lakes common stock. The date of distribution was November 21, 2008.

Revenues, loss before income taxes and income taxes, related to WPTE, net of amounts allocated to the prior non-controlling interest, for the three months and nine months ended September 28, 2008, have been derived from historical financial information and reported in discontinued operations as follows (in thousands, unaudited):

	Three Months	Nine Months
	Ended	Ended
	September 28, 2008	September 28, 2008

Revenues	$2,832	$12,866

Loss before income taxes	$(2,690)	$(6,776)
Income taxes	2	3

Discontinued operations (net of $1.7 million and $4.4 million allocated to the prior noncontrolling interest)	$(2,692)	$(6,779)

5.	Investments in securities

The Company’s investment portfolio is comprised of investments in auction rate securities (“ARS”), which as of September 27, 2009, have a par value of $24.4 million, all of which are held by UBS Financial Services, Inc. (“UBS”). During the third quarter of 2009, $2.4 million of the Company’s ARS were purchased by UBS at par value. The types of ARS that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). See also Note 9 for a discussion of Lakes’ credit line agreement with UBS.

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

The estimated fair value of the Rights was $2.5 million and $4.3 million as of September 27, 2009 and December 28, 2008, respectively. The $1.8 million decrease in the estimated fair value of the Rights is reflected as a reduction in interest income in the unaudited consolidated statement of earnings (loss) and comprehensive earnings (loss) for the nine months ended September 27, 2009. The Rights do not meet the definition of a derivative instrument under ASC 815, Derivatives and Hedging. Therefore, the Company has elected to measure the Rights at estimated fair value under ASC 825, Financial Instruments (“ASC 825”), which permits the Company to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. The Company expects that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS.

The Company classifies its ARS as trading securities pursuant to ASC 320, Investments — Debt and Equity Securities, which reflects management’s intent to exercise its Rights during the period June 30, 2010 to July 3, 2012. As a result, the Company’s ARS are classified as short-term investments in securities as of September 27, 2009.

As of September 27, 2009 and December 28, 2008, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

			Estimated
		Gross	Fair
		Unrealized	Value
	Cost	Losses	(Note 6)

September 27, 2009 (unaudited)
Maturity considered less than one year
Auction rate securities (trading securities)	$24,375	$(2,516)	$21,859

December 28, 2008
Maturity considered greater than one year
Auction rate securities (trading securities)	$26,775	$(4,532)	$22,243

6.	Fair value measurement

The Company’s financial instruments that are measured at estimated fair value use inputs from among the three levels of the fair value hierarchy set forth in ASC 820, however, none of the Company’s financial assets that are presented at their estimated fair value are measured using Level 1 or Level 2 inputs. Level 3 inputs are unobservable inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability. Management develops these inputs based on the best information available, including internally-developed data.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	September 27,	December 28,
	2009	2008
	(Unaudited)

Auction rate securities(*)	$21,859	$22,243
Rights(*)	2,480	4,301
Notes receivable from Indian Tribes(**)	14,421	10,703

	$38,760	$37,247

(*)	See Note 5.

(**)	See Note 7.

The Company utilizes valuation models based on management’s estimates of expected cash flow streams and discount rates to value these assets.

The following is a list of the most significant factors affecting the Company’s cash flows and discount rate estimates by financial asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The following table summarizes the activity for the Company’s financial instruments that are reported at estimated fair value utilizing Level 3 inputs (in thousands):

			Notes
			Receivable from
	ARS	Rights	Indian Tribes	Total

Balances, December 28, 2008	$22,243	$4,301	$10,703	$37,247
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	1,289	(1,234)	—	55
Unrealized losses on notes receivable	—	—	(163)	(163)
Advances, net of allocation to intangible, other	—	—	171	171

Balances, March 29, 2009 (unaudited)	23,532	3,067	10,711	37,310
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	197	(96)	—	101
Unrealized gains on notes receivable	—	—	2,506	2,506
Advances, net of allocation to intangible, other	—	—	114	114

Balances, June 28, 2009 (unaudited)	23,729	2,971	13,331	40,031
Total realized and unrealized gains (losses):
Gains (losses) included in earnings(*)	530	(491)	—	39
Unrealized gains on notes receivable	—	—	904	904
Settlements (at par)	(2,400)	—	—	(2,400)
Advances, net of allocation to intangible, other	—	—	186	186

Balances, September 27, 2009 (unaudited)	$21,859	$2,480	$14,421	$38,760

(*)	See Note 5.

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

Information with respect to the notes receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Jamul	Iowa
	Tribe(**)	Tribe(*)	Tribe(*)	Total

Balances, December 28, 2008	$44,002	$7,116	$3,587	$54,705
Advances	—	659	137	796
Repayments	(1,476)	—	—	(1,476)
Accretion of contra note receivable(**)	714	—	—	714
Allocation of advances to intangible assets	—	(569)	(56)	(625)
Changes in estimated fair value(*)(**)	—	(4)	(159)	(163)
Changes in current portion of notes receivable	2,081	—	—	2,081

Balances, March 29, 2009 (unaudited)	45,321	7,202	3,509	56,032
Advances	—	554	25	579
Repayments	(977)	—	—	(977)
Accretion of contra note receivable(**)	643	—	—	643
Allocation of advances to intangible assets	—	(456)	(9)	(465)
Changes in estimated fair value(*)(**)	—	2,183	323	2,506
Changes in current portion of notes receivable	(988)	—	—	(988)

Balances, June 28, 2009 (unaudited)	43,999	9,483	3,848	57,330
Advances	—	734	74	808
Repayments	(1,152)	—	—	(1,152)
Accretion of contra note receivable(**)	651	—	—	651
Allocation of advances to intangible assets	—	(597)	(25)	(622)
Changes in estimated fair value(*)(**)	—	661	243	904
Changes in current portion of notes receivable	4,047	—	—	4,047

Balances, September 27, 2009 (unaudited)	$47,545	$10,281	$4,140	$61,966

(*)	The changes in estimated fair value of notes receivable related to Indian casino projects under development are recorded as unrealized gains (losses) within the consolidated financial statements.

(**)	The Company estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes began being amortized into income using the effective interest method. This difference will fully amortize over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310, Receivables.

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

The carrying value of Lakes’ notes receivable from the Shingle Springs Tribe was $51.6 million as of September 27, 2009. Management estimates the fair value of this financial instrument as of September 27, 2009 to be approximately $48.8 million using a discount rate of 19.00% and a remaining term of 75 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of September 27, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$53,147 ($35,514 principal and $17,633 interest)	$49,171 ($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	7.38%	6.45%
Projected interest rate during the loan repayment term	9.73%	8.32%
Discount rate(*)	21.00%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

(*)	During 2009, Lakes decreased the discount rate to 21.00% for this project because improvements in the credit markets resulted in lower required rates of return. The probability rate of the casino opening remains at 50% as the Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Iowa Tribe at estimated fair value are as follows (dollars in thousands):

	As of September 27, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$6,130	$5,660
	($4,970 principal and $1,160 interest)	($4,734 principal and $926 interest)
Estimated months until casino opens	23 months	20 months
Projected interest rate until casino opens	6.36%	5.93%
Projected interest rate during the loan repayment term	8.30%	6.24%
Discount rate(*)	16.00%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During 2009, Lakes decreased the discount rate to 16.00% for this project because improvements in the credit markets resulted in lower required rates of return.

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

Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Total

Balances, December 28, 2008	$24,060	$22,216	$—	$1,310	$47,586
Allocation of advances	—	—	569	56	625
Amortization	(1,678)	(798)	—	(3)	(2,479)
Impairment losses(*)	—	—	(569)	—	(569)

Balances, March 29, 2009 (unaudited)	22,382	21,418	—	1,363	45,163
Allocation of advances	—	—	456	9	465
Acquisition of contract rights(**)	—	3,803	—	—	3,803
Amortization	(1,679)	(846)	—	(2)	(2,527)
Impairment losses(*)	—	—	(456)	—	(456)

Balances, June 28, 2009 (unaudited)	20,703	24,375	—	1,370	46,448
Allocation of advances	—	—	597	25	622
Acquisition of contract rights(***)	—	4,029	—	—	4,029
Amortization	(1,678)	(943)	—	(3)	(2,624)
Impairment losses(*)	—	—	(597)	—	(597)

Balances, September 27, 2009 (unaudited)	$19,025	$27,461	$—	$1,392	$47,878

(*)	Due to continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.6 million and $1.6 million related to the intangible assets associated with this project during the three months and nine months ended September 27, 2009, respectively.

(**)	Effective June 2009, the Company became obligated to pay Mr. Jerry A. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Company’s entity that holds the rights to the management fees earned by the Company from the Red Hawk Casino operations. The acquisition of contract rights represents the net present value of the obligation (Note 10).

(***)	During September 2009, it became probable that the Company will be required to pay Mr. Kevin M. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. The acquisition of contract rights represents the net present value of the obligation (Note 10).

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. As of September 27, 2009, land held for development related to Indian casino projects was $1.8 million. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of September 27, 2009.

As of September 27, 2009, Lakes owns approximately 139 acres of land held for development located adjacent to the Ioway Casino Resort project location. Lakes has invested $0.8 million in land held for development, which is being held for future transfer to the Iowa Tribe.

Other.  As of September 27, 2009 and December 28, 2008 these assets consisted primarily of amounts due from Mr. Kevin M. Kean, a partner of Kean Argovitz Resorts (“KAR”) — Shingle Springs, LLC and KAR — Jamul, LLC (together, the “KAR Entities”) that are directly related to the development and opening of Lakes’ Indian casino projects.

Included in other long-term assets related to Indian casino projects are financial instruments related to Mr. Kean with a carrying value of $2.5 million and financial instruments related to the Shingle Springs Tribe of $1.0 million as of September 27, 2009. Management estimates the fair value of the financial instruments related to Mr. Kean and the financial instruments related to the Shingle Springs Tribe to be $1.3 million and $0.5 million, respectively, as of September 27, 2009 using a discount rate of 19.00%.

9.	Debt

Line of credit payable.  During 2008, Lakes entered into an agreement (the “Credit Line”) with UBS, collateralized by Lakes’ ARS held at UBS (Note 5). Amounts due under the Credit Line are payable on demand with interest at 30-day LIBOR plus one percent. In August 2009, $2.4 million of Lakes ARS were purchased by UBS at par and Lakes used approximately $1.7 million to pay against its Credit Line. As of September 27, 2009, approximately $16.3 million was outstanding under the Credit Line.

Non-revolving line of credit payable.  Also during 2008, Lakes entered into a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement are collateralized by real property in Minnetonka, Minnesota and bear interest at 8.95%. As of September 27, 2009, Lakes owed $2 million under the Loan Agreement.

10.	Contract acquisition costs payable

The Company is obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. As of September 27, 2009, the remaining carrying amount owed was $5.6 million, net of a $1.7 million discount. Management estimated the fair value of this obligation to be approximately $5.6 million as of September 27, 2009 using a discount rate of approximately 18% and a remaining term of 35 months.

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

Effective June 2009, the Company became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Company’s entity that holds the rights to the management fees earned by the Company from the Red Hawk Casino operations.  This obligation does not have a stated interest rate and has payments terms which extend beyond one fiscal year. As a result, this obligation has been recorded at its net present value with an effective interest rate of approximately 18%, and the difference between the face amount and the net present value of the obligation is recorded as a discount, which is amortized to interest expense over the contract term using the effective interest method. As of September 27, 2009, the remaining carrying amount of the liability was $3.7 million, net of a $2.6 million discount, which approximates its estimated fair value.

During September 2009, it became probable that the Company will be required to pay Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. This obligation does not have a stated interest rate and has payment terms which extend beyond one fiscal year. As a result, this obligation has been recorded at its net present value with an effective interest rate of 18%, and the difference between the face amount and the net present value of the obligation is recorded as a discount, which is amortized to interest expense over the contract term using the effective interest method. As of September 27, 2009, the remaining carrying amount of the liability was $4.0 million, net of a $2.5 million discount, which approximates its estimated fair value.

11.	Share-based compensation

At Lakes’ annual shareholder meeting, which was held on August 6, 2009, Lakes’ shareholders amended the 2007 Lakes Stock Option and Compensation Plan, to increase the number of shares of Lakes common stock authorized for awards from 500,000 to 2,500,000.

Share-based compensation expense, which includes stock options and restricted stock units, for the three months and nine months ended September 27, 2009 and September 28, 2008, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
	(In thousands)

Total cost of share-based payment plans	$70	$146	$321	$388

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

The following values represent the average per grant for the indicated variables used to value options granted during the three months and nine months ended September 27, 2009 and September 28, 2008, respectively. There have been no significant changes to the assumptions thus far in 2009 and none are expected during the remainder of 2009.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
Key Valuation Assumptions:	2009 (*)	2008	2009	2008

Expected dividend yield	—	—	—	—
Risk-free interest rate	—	4.01%	2.52%	3.78%
Expected term (in years)	—	8.18 years	7.69 years	8.18 years
Expected volatility	—	57.92%	79.82%	52.48%
Estimated forfeiture rate	—	—	—	—
Weighted-average grant-date fair value per share	—	$3.27	$2.46	$3.23

(*)	There were no options granted during the three months ended September 27, 2009.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to September 27, 2009. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Estimated forfeiture rate — Share-based compensation expense recognized is based on awards ultimately expected to vest. ASC 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised quarterly, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management has reviewed the historical forfeitures which have been minimal, and as such will amortize the grants to the end of the vesting period subject to any revisions to its estimated forfeiture rates prior to vesting.

The following table summarizes Lakes’ stock option activity during the three months and nine months ended September 27, 2009 and September 28, 2008 (unaudited):

	Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Authorized	—	—	—	—
Granted	197,000	—	(197,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009	2,859,500	2,455,700	255,573	6.54
Authorized	—	—	—	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(40,125)	—	40,125	9.04
Exercised	—	—	—	—

Balance at June 28, 2009(*)	2,819,375	2,433,575	295,698	6.51
Authorized	—	—	2,000,000	—
Granted	—	—	—	—
Forfeited/cancelled/expired	(215,000)	—	20,000	4.37
Option exchange modification(**)	(1,827,400)	—	—	7.25
Option exchange post modification(**)	1,046,587	—	(1,046,587)	3.40
Exercised	—	—	—	—

Balance at September 27, 2009(*)	1,823,562	543,725	1,269,111	$4.23

2008
Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Authorized	—	—	—	—
Granted	196,000	—	(196,000)	5.73
Forfeited/cancelled/expired	—	—	—	—
Exercised	(400,000)	—	—	4.19

Balance at March 30, 2008	4,141,650	3,798,200	388,750	6.25
Authorized	—	—	—	—
Granted	75,000	—	(75,000)	4.74
Forfeited/cancelled/expired	—	—	—	—
Exercised	(40,000)	—	—	5.41

Balance at June 29, 2008	4,176,650	3,767,075	313,750	6.24
Authorized	—	—	—	—
Granted	3,000	—	(3,000)	4.99
Forfeited/cancelled/expired	(31,000)	—	31,000	7.30
Exercised	(1,062,500)	—	—	4.18

Balance at September 28, 2008	3,086,150	2,701,775	341,750	$6.94

(*)	Does not include 135,000 of outstanding restricted stock units.

(**)	On September 22, 2009, Lakes offered eligible employees, including current employees, executive officers and members of the Board of Directors of Lakes, the opportunity to exchange eligible outstanding stock options granted under the 1998 Stock Option and Compensation Plan, the 1998 Director Stock Option Plan and the 2007 Stock Option and Compensation Plan that were issued with exercise prices equal to or greater than the closing per share price on September 22, 2009 of $3.40, for new stock options to purchase fewer shares of Lakes common stock at an exercise price equal to the closing price of Lakes common stock on the NASDAQ Global Market on September 22, 2009 of $3.40.

The replacement stock option grants have a new term of 10 years and a renewed vesting period ranging from two to five years depending upon the original stock option grant date. Lakes accepted eligible options from 41 participants in Lakes’ stock option modification, and the stock option modification did not result in any additional share-based compensation expense for the nine months ended, September 27, 2009.

The following table summarizes significant ranges of Lakes’ outstanding and exercisable options as of September 27, 2009 (unaudited):

	Options Outstanding at September 27, 2009
		Weighted-			Options Exercisable at September 27, 2009
		Average	Weighted-	Aggregate		Weighted-	Aggregate
	Number	Remaining	Average	Intrinsic	Number	Average	Intrinsic
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Value	Exercisable	Exercise Price	Value

$(2.86 — 3.63)	1,536,187	8.2 years	$3.33	$76,410	312,600	$3.12	$65,790
(3.64 — 5.45)	24,375	7.3 years	4.25	—	8,625	4.21	—
(5.46 — 7.26)	55,250	8.0 years	6.16	—	14,750	6.18	—
(7.27 — 9.08)	72,500	0.3 years	7.54	—	72,500	7.54	—
(9.09 — 10.90)	56,250	0.1 years	10.51	—	56,250	10.51	—
(10.91 — 13.21)	79,000	0.3 years	13.05	—	79,000	13.05	—

	1,823,562	7.6 years	$4.23	$76,410	543,725	$6.02	$65,790

The aggregate intrinsic value in the preceding table represents the total pre-tax intrinsic value, based on Lakes’ closing stock price of $3.31 on September 25, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. There were no options exercised during the three months ended September 27, 2009. Options exercised during the nine months ended September 27, 2009 did not have a significant intrinsic value. Options exercised during the three months and nine months ended September 28, 2008 had an intrinsic value of $3.4 million. As of September 27, 2009, Lakes’ unrecognized share-based compensation was approximately $1.0 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months and nine months ended September 27, 2009 (unaudited):

		Weighted-average
	Restricted	Grant-
Non-vested Shares:	Stock Units	Date Fair Value

December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	—	—

March 29, 2009	140,000	3.25
Granted	—	—
Forfeited	(5,000)	3.25

June 28, 2009	135,000	3.25
Granted	—	—
Forfeited	—	—

September 27, 2009	135,000	$3.25

As of September 27, 2009, Lakes’ unrecognized share-based compensation was approximately $0.3 million related to non-vested shares, which is expected to be recognized over a weighted-average of 2.1 years. No restricted stock units vested during the three months or nine months ended September 27, 2009.

12.	Earnings (loss) per share

For all periods, basic earnings (loss) applicable to Lakes Entertainment, Inc. per share (“EPS”) is calculated by dividing net earnings (loss) applicable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to Lakes Entertainment, Inc. of 370,477 and 313,449 shares for the three months and nine months ended September 28, 2008, were not used to compute diluted loss per share applicable to Lakes Entertainment, Inc. because the effects would have been anti-dilutive.

13.	Income taxes

Our effective tax rates were (0.6%) and 46.6% for the nine months ended September 27, 2009 and the corresponding 2008 period, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, permanent differences, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. At December 28, 2008, the Company had recorded a 100% valuation allowance against the remaining deferred tax assets arising from net operating loss and capital loss carryforwards. Management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that the Company believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. However, the Company has released approximately $4.1 million of deferred taxes related to net operating loss carryforwards and management currently expects to release a total of $5.5 million of deferred tax assets related to net operating loss carryforwards that will offset current taxable income for 2009, of which approximately $1.3 million will be credited to additional paid-in capital relating to the release of valuation allowances against tax windfall benefits related to share-based compensation from prior years.

The Company recorded $0.2 million and $0.6 million of interest related to the uncertain tax positions to income tax expense for the three months and nine months ended September 27, 2009, respectively.

14.	Commitments and contingencies

General.  The recent decline in general economic conditions in the United States may negatively impact the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Kansas Gaming Partners, LLC.  Our initial capital requirement for a 16.67% ownership in Kansas Gaming Partners, LLC is $25 million. As of September 27, 2009, we have contributed approximately $8.4 million as required as of that date (Note 15).

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. A trial date for this matter has been set for February 2010. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be

required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded an estimated liability related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

Miscellaneous legal matters.  Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, and although unable to estimate the minimum costs, if any, to be incurred in connection with these matters, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon Lakes’ unaudited consolidated financial statements. Accordingly, no provision has been made with regard to these matters.

15.	Kansas

In August 2009, Lakes announced that it entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. Phase one of the proposed casino is planned to feature 1,300 to 1,500 slot machines, 30 table games, and other amenities, which may include a number of restaurants and a hotel to be developed by a third party developer. Additional phases of development could include expanded gaming positions, an entertainment center, and other amenities. On August 27, 2009, the Kansas Lottery Commission approved the management contract for Chisholm Creek. The management contract has been forwarded to the Lottery Review Board for its ultimate decision regarding whether it will permit Chisholm Creek the right to operate the casino, which decision is expected to occur during the fourth quarter of 2009. Lakes has not yet been notified of the Lottery Review Board’s decision.

On September 24, 2009, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, entered into a Limited Liability Company Agreement (“LLC Agreement”) with Kansas Gaming Partners, LLC (“Kansas Partners”) and certain unrelated parties, which set forth the terms and conditions of the parties’ ownership and governance rights in Kansas Partners. Kansas Partners wholly owns Chisholm Creek. The LLC Agreement initially requires that Lakes contributes $25 million in exchange for 16.67% with limited voting rights as described in the LLC Agreement.

Also on September 24, 2009, Lakes entered into a Development Services and Management Agreement (“Management Agreement”) with Chisholm Creek, wherein Lakes agreed to perform certain development and management services for the development and management of the Chisholm Creek Casino Resort. The term of the Management Agreement is for 15 years, subject to earlier termination as described in the Management Agreement. In exchange for its services, Lakes shall receive approximately 6.8% of the Casino’s earnings before interest, taxes, depreciation, amortization and management fee.

As of September 27, 2009, Lakes’ investment in Kansas Partners was approximately $8.4 million.

16.	Subsequent event

Ohio.  On October 29, 2009, Lakes entered into an agreement with Penn Ventures, LLC (“Penn Ventures”) whereby it (1) agreed to fund 10% of Penn Ventures’ costs of the referendum in November 2009 to amend the Ohio constitution to authorize casino gaming in Ohio (“Referendum”), and (2) has the option, but not the obligation, to fund up to 10% of equity required to develop potential casinos in Columbus and Toledo, in return for a corresponding equity stake up to 10% in such casinos. Lakes has made an initial payment of $1.9 million. If Lakes chooses not to fund any additional amount, it will receive an equity position in the casinos in a pro rata amount of what its $1.9 million payment is to the total amount funded by Penn Ventures for the Referendum and for the equity required to develop the casinos.

Also on October 29, 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ventures”) whereby it has the right, but not the obligation, to invest up to 10% of Rock Ventures’ costs of the Referendum and the equity required to develop potential casinos in Cleveland and Cincinnati in return for a corresponding equity stake up to 10% in the such casinos. Lakes has made an initial investment of $2.4 million. If Lakes chooses not to fund any additional amount, it will maintain an equity position in the casinos in a pro rata amount of what its $2.4 million payment is to the total amount funded by Rock Ventures for the Referendum and for the equity required to develop the casinos.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage Indian-owned and non-Indian-owned casino properties. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects. We also have entered into a joint venture aimed at developing and operating a casino project in the South Central Zone of Kansas. An overview of our Indian-owned projects follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 72 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 electronic gaming devices, 75 table games, six restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	We are managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 375 electronic gaming machines and a food and beverage outlet.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and we currently expect to continue our involvement with this project.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. The Bureau of Indian Affairs (the “BIA”) has granted approval on the purchase of a 60-acre allotment, but the remaining transactions for the final 14 acres still require BIA approval. However, due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the National Indian Gaming Commission (the “NIGC”) for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. In addition, uncertainty exists surrounding the development of this project due to changes in the economic environment and credit markets.

We have also explored, and continue to explore, other development projects with Indian tribes. We also explore other non-Indian casino development projects and other business activities. We have received various regulatory approvals to develop a casino near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $5.4 million as of September 27, 2009.

In August 2009, we announced that we entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. Phase one of the proposed casino is planned to feature 1,300 to 1,500 slot machines, 30 table games, and other amenities, which may include a number of restaurants and a hotel to be developed by a third party developer. Additional phases of development could include expanded gaming positions, an entertainment center, and other amenities. On August 27, 2009, the Kansas Lottery Commission approved the management contract for Chisholm Creek. The management contract has been forwarded to the Lottery Review Board for its ultimate decision regarding whether it will permit Chisholm Creek to operate the Chisholm Creek Casino Resort, expected to occur during the fourth quarter of 2009.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months and nine months ended September 27, 2009.

Three months ended September 27, 2009 compared to the three months ended September 28, 2008

Revenues.  Total revenues for the third quarter of 2009 were $6.6 million, compared to prior-year period revenues of $8.4 million. This decrease was primarily due to a one-time addition to revenue of approximately $1.8 million in the third quarter of 2008 which was the result of an approved compact amendment between the Pokagon Band and the State of Michigan that reduced the Four Winds Casino Resort gaming tax. The decrease was also affected by new competition that entered the Four Winds Casino Resort market during the third quarter of 2009, offset by fees from the Red Hawk Casino, which opened in December 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $3.5 million in the third quarter of 2009 compared to $4.2 million for the third quarter of 2008. For the third quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.8 million, including share-based compensation, travel expenses of $0.5 million, professional fees of $1.0 million, and costs associated with the application for a gaming site in the State of Kansas of $0.2 million. For the third quarter of 2008, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.5 million, including share-based compensation, travel expenses of $0.8 million, and professional fees of $0.5 million.

Ohio initiative costs.  Development costs associated with the 2008 Ohio casino resort initiative were $4.7 million during the third quarter of 2008.

Impairment losses.  Impairment losses were $0.6 million in the third quarter of 2009. There were no impairment losses during the third quarter of 2008. The 2009 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino project.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the third quarter of 2009 was $2.6 million compared to $1.7 million for the third quarter of 2008. The increase of $0.9 million related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened in December 2008. Amortization for the third quarter of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the third quarter of 2009, net unrealized gains on notes receivable were $0.9 million, compared to net unrealized gains of $1.8 million in the prior year period. The net unrealized gains in the third quarter of 2009 consisted of $0.7 million related to the Jamul Casino project with the Jamul Tribe and $0.2 million related to the Iowa Tribe’s Ioway Casino project due primarily to improvement in the credit markets. Net unrealized gains in the third quarter of 2008 were related primarily to the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe associated with continued progress toward a fourth quarter 2008 opening of the Red Hawk Casino, partially offset by unrealized losses associated with a decrease in probability of opening of the Jamul Casino.

Other income (expense), net.  Other income (expense), net for the third quarter of 2009 was $1.1 million compared to other expense of $0.2 million for the third quarter of 2008. The increase was due primarily to interest earned on the notes receivable from the Shingle Springs Tribe.

Income taxes (benefit).  The estimated income tax benefit for the third quarter of 2009 was $0.4 million compared to an income tax provision of $2.4 million for the third quarter of 2008. Our estimated effective tax rates were (22.9%) and 374.0% for the third quarter of 2009 and the third quarter of 2008, respectively. The estimated effective tax rate differs from the federal tax rate of 35% due to state income taxes, permanent differences, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. Lakes’ estimated income tax benefit in the current year period consists primarily of the release of valuation allowance against deferred taxes related to net operating loss carryforwards, partially offset by $0.2 million of interest on a Louisiana tax audit matter (Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior-year period, the income tax provision was primarily related to an adjustment of the valuation allowance against deferred tax assets related to capital losses for the portion that was not expected to be realized.

Nine months ended September 27, 2009 compared to the nine months ended September 28, 2008

Revenues.  Total revenues for the nine months ended September 27, 2009 were $21.0 million, up 11% from prior-year period revenues of $18.9 million. This increase was primarily due to fees from the Red Hawk Casino, which opened in December 2008, partially offset by a decrease at the Four Winds Casino Resort due to new competition that entered the market during the third quarter of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended September 27, 2009 were $11.3 million compared to $11.7 million in the prior year period. For the first nine months of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.8 million, including share-based compensation, travel expenses of $2.2 million, professional fees of $2.3 million, and costs associated with the application for a gaming site in the State of Kansas of $0.5 million. For the first nine months of 2008, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $6.8 million, including share-based compensation, travel expenses of $2.0 million, and professional fees of $1.6 million.

Ohio initiative costs.  Development costs associated with the 2008 Ohio casino resort initiative were $10.4 million during the first nine months of 2008.

Impairment losses.  Impairment losses were $2.9 million for the nine months ended September 27, 2009. There were no impairment losses during the first nine months of 2008. The 2009 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino project.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the nine months ended September 27, 2009 was $7.6 million compared to $5.0 million in the prior-year period. The increase related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened in December 2008. Amortization for the first nine months of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first nine months of 2009, net unrealized gains on notes receivable were $3.2 million, compared to net unrealized gains of $1.0 million in the prior-year period. The net unrealized gains for the nine months ended September 27, 2009 consisted of $2.8 million related to the Jamul Casino project with the Jamul Tribe and $0.4 million related to the Iowa Tribe’s Ioway Casino project due primarily to improvement in the credit markets. Net unrealized gains in the prior-year period were due primarily to the notes receivable related to the Red Hawk Casino project with the Shingle Springs Tribe associated with the continued progress toward a fourth quarter 2008 opening of the Red Hawk Casino, partially offset by unrealized losses associated with a decrease in probability of opening of the Jamul Casino.

Other income (expense), net.  Other income (expense), net for the nine months ended September 27, 2009 was $3.9 million compared to less than $0.1 million in the prior-year period. The increase was due primarily to interest earned on the notes receivable from the Shingle Springs Tribe.

Income taxes (benefit).  The estimated income tax benefit was less than $0.1 million compared to an income tax provision of $3.5 million for the nine months ended September 27, 2009 and September 28, 2008, respectively. Our estimated effective tax rates were (0.6%) and 46.6% for the nine months ended September 27, 2009 and the corresponding 2008 period, respectively. The estimated effective tax rate differs from the federal tax rate of 35% due to state income taxes, permanent differences, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. Lakes’ estimated income tax benefit in the current year period consists primarily of release of valuation allowance against deferred taxes related to net operating loss carryforwards, partially offset by $0.5 million of interest on a Louisiana tax audit matter (Note 14 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), which were offset by an additional paid-in capital adjustment of $0.8 million. In the prior year period, the income tax provision was primarily related to a valuation allowance against deferred tax assets related to capital losses for the portion that was not expected to be realized.

Liquidity and Capital Resources

As of September 27, 2009, we had $7.0 million in cash and equivalents and $24.3 million of investments in securities recorded at estimated fair value (including nontransferable rights to sell our auction rate securities (“ARS”) back to UBS Financial Services, Inc. (“UBS”) (“Rights”) of approximately $2.5 million) which is partially offset by advances on an existing line of credit with UBS of $16.3 million described below. We currently believe that our cash and equivalents balance, our cash flows from operations and our existing financing sources discussed below may not be sufficient to meet our recorded obligations and operating expenses during the next 12 months. Lakes is involved in an ongoing litigation matter with the Louisiana Department of Revenue (Note 14 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q) and if Lakes is not successful in this matter and is required to pay up to an $8.6 million assessment plus interest during the next 12 months, it may be necessary for Lakes to obtain additional financing. Lakes currently expects to be able to obtain funds in order to fulfill its potential future liquidity needs. However, we cannot assure you that such financing will be available at all, or at acceptable terms, or that such financing will not be dilutive to our stockholders.

Our operating results and performance depend significantly on future economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of Indian casinos to be adversely affected. The recent decline in general economic conditions in the United States negatively impacted the local economic conditions near the casinos Lakes manages and negatively affects Lakes management fees and the availability of credit to finance Lakes development projects.

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. The date of distribution was November 21, 2008. WPTE cash and investments have not been used in our business. Accordingly, the exclusion of WPTE from our consolidated financial statements does not have an effect on Lakes’ cash position.

All of our investments in securities are ARS, held by UBS and are classified as trading securities as of September 27, 2009. The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or equivalents.

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

During 2008, we entered into a credit agreement with UBS (the “Credit Line”) which is due and payable on demand with interest at 30-day LIBOR plus one percent. As of September 27, 2009, approximately $16.3 million was outstanding under the Credit Line.

Also during 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of September 27, 2009, Lakes has drawn $2 million under the Loan Agreement.

Our initial capital requirement of 16.67% ownership in Kansas Gaming Partners, LLC is $25 million. As of September 27, 2009, we have contributed approximately $8.4 million based upon amounts required as of that date. Lakes plans to raise additional equity or debt capital or a combination thereof as needed to satisfy this obligation. Any equity financing would be dilutive to our shareholders, and any debt financing may involve restrictive covenants.

Per our recent agreements related to potential Ohio casinos (Note 16 to the unaudited consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q) Lakes may choose to invest additional funds in those casinos. As a result, Lakes may need to obtain additional financing.

During the first nine months of 2009, Lakes has recognized significant revenues from the management of Indian casino properties, and going forward Lakes expects this trend to continue as Lakes is managing the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. However, because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, no assurance can be given that this trend will occur. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years, in addition to on-going corporate costs and costs incurred during 2008 for the Ohio casino resort initiative. These loans to our tribal partners are interest bearing; however, the loans and related interest are not due until the casino is built and has established profitable operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust.

Our cash forecast requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction because the construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. To assist the tribes, we may be required to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure to losses and other adverse consequences in the event of a default by any of the tribes.

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

The following table summarizes our contractual obligations as of September 27, 2009 (in millions):

	Payment Due by Period
		Less than			More than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
			(Unaudited)

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	7.7	1.0	1.8	2.7	2.2
Pokagon Band(4)	5.6	1.5	4.1	—	—
Iowa Tribe — Ioway Casino project(5)	—	—	—	—	—
Lakes Kansas(6)	—	—	—	—	—
Non-revolving line of credit(7)	2.0	—	2.0	—	—
Lakes operating leases(8)	4.3	0.5	0.9	0.9	2.0

	$19.6	$3.0	$8.8	$3.6	$4.2

(1)	We may be required to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) and (5) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at September 27, 2009.

(2)	Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe. As part of the agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact with the State of California. The agreement between Lakes and the Jamul Tribe is being modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State of California or the NIGC.

(3)	Effective June 2009, we became obligated to pay Mr. Jerry A. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr Argovitz’s election under an existing agreement related to this project. Also as a result of this election Mr. Argovitz will not be entitled to obtain a 15% equity interest in our entity that holds the rights to the management fees we earn from the Red Hawk Casino operations (Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

During September 2009, it became probable that we will be required to pay Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees we earn from the Red Hawk Casino operations (Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(4)	We are obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years (Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. The development loan will be for preliminary development costs under the Ioway project budget. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We may be obligated to pay $1.0 million to an unrelated third party. The amount is payable under an agreement with Lakes resulting from services previously performed and is only payable if we are the manager or an owner of the Chisholm Creek Casino and if the casino is open and operational (Note 15 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.)

(7)	During 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit (the “Loan Agreement”) with First State Bank. Amounts borrowed under the Loan Agreement bear interest at 8.95% (Note 9 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q).

(8)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018 and has certain other operating leases.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, share-based compensation, income taxes, investments, and long-term assets related to Indian casino projects. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Income taxes.  We account for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes. The determination of our income tax-related account balances requires the exercise of significant judgment by management. Accordingly, in estimating the annual effective income tax rate for interim financial reporting purposes, we assess the likelihood that deferred tax assets will be recovered from future taxable income and establish an appropriate valuation allowance when management believes recovery it is not more likely than not.

We record estimated penalties and interest related to income tax matters, including uncertain tax positions, as a component of income tax expense.

Investment in debt securities.  Our investments in debt securities are comprised of investments in Auction Rate Securities (“ARS”), all of which are held by UBS Financial Services, Inc. (“UBS”) and are accounted for as trading securities under the provisions of ASC 320, Investments — Debt and Equity Securities.

Also, in November 2008, we accepted an offer from UBS granting nontransferable rights (the “Rights”) to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The Rights represent a free standing asset separate from the ARS. The Rights do not meet the definition of a derivative instrument under ASC 815, Derivatives and Hedging. Therefore, we elected to measure the Rights at estimated fair value under ASC 825, Financial Instruments (“ASC 825”), which permits us to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. We expect that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS.

Investment.  We account for our 16.67% ownership interest in Kansas Partners using the equity method under the provisions of ASC 323, Investments — Equity Method and Joint Ventures, as our management agreement has enabled us to influence the operating and financial decisions of the development and management of the Chisholm Creek Casino. Under the equity method, our investment is adjusted for our share of Kansas Partners earnings and losses, as well as capital contributions to and distributions from Kansas Partners.

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

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in ASC 320, Investments — Debt and Equity Securities. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

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

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”).

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in ASC 350, Intangibles — Goodwill and Other (“ASC 350”). Pursuant to ASC 350, the assets are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment loss would be measured based on the difference between the fair value and carrying value of the assets. In accordance with ASC 350, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the contracts which commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

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

The consolidated balance sheets as of September 27, 2009 and December 28, 2008 include long-term assets related to Indian casino projects of $115.7 million and $108.9 million, respectively. The amounts are as follows by project (in thousands):

	September 27, 2009
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total
			(Unaudited)

Notes receivable(*)	$—	$47,545	$—	$—	$—	$47,545
Notes receivable at fair value	—	—	10,281	4,140	—	14,421
Intangible assets related to Indian casino projects	19,025	27,461	—	1,392	—	47,878
Land held for development	—	—	960	850	—	1,810
Other	60	1,098	418	360	2,093	4,029

	$19,085	$76,104	$11,659	$6,742	$2,093	$115,683

	December 28, 2008
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable(*)	$—	$44,002	$—	$—	$—	$44,002
Notes receivable at fair value	—	—	7,116	3,587	—	10,703
Intangible assets related to Indian casino projects	24,060	22,216	—	1,310	—	47,586
Land held for development	—	—	960	850	—	1,810
Other	60	767	847	388	2,719	4,781

	$24,120	$66,985	$8,923	$6,135	$2,719	$108,882

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $4.0 million and $9.2 million of the notes receivable from the Shingle Springs Tribe are estimated to be collected within the next fiscal year and have been classified as a current asset in the unaudited consolidated balance sheets as of September 27, 2009 and December 28, 2008, respectively.

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

The following table provides the key assumptions used to value the notes receivable at estimated fair value (dollars in thousands):

Jamul Tribe:

	As of September 27, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$53,147 ($35,514 principal and $17,633 interest)	$49,171 ($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted-average of three scenarios)	64 months	64 months
Projected interest rate until casino opens	7.38%	6.45%
Projected interest rate during the loan repayment term	9.73%	8.32%
Discount rate(*)	21.00%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting off our scenarios)	50%	50%

(*)	During 2009, Lakes decreased the discount rate to 21.00% for this project because improvements in the credit markets resulted in lower required rates of return. The probability rate of the casino opening remains at 50% as the Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe:

	As of September 27, 2009	As of December 28, 2008
	(Unaudited)

Face value of note (principal and interest)	$6,130 ($4,970 principal and $1,160 interest)	$5,660 ($4,734 principal and $926 interest)
Estimated months until casino opens	23 months	20 months
Projected interest rate until casino opens	6.36%	5.93%
Projected interest rate during the loan repayment term	8.30%	6.24%
Discount rate(*)	16.00%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening	85%	85%

(*)	During 2009, Lakes decreased the discount rate to 16.00% for this project because improvements in the credit markets resulted in lower required rates of return. See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones — Iowa Tribe”.

The following table represents a sensitivity analysis prepared by Lakes as of September 27, 2009 on the notes receivable from the Jamul Tribe and Iowa Tribe’s Ioway Casino, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
			(In thousands)

Jamul Tribe	$10,281	$9,288	$9,184	$8,301	$11,274	$11,514	$12,630
Iowa Tribe	4,140	3,901	3,807	3,583	4,389	4,513	4,778

	$14,421	$13,189	$12,991	$11,884	$15,663	$16,027	$17,408

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

The following represents the nature of the advances to the tribes for projects under development (the Jamul Tribe and the Iowa Tribe), which represent the principal amount of the notes receivable, as of September 27, 2009 and December 28, 2008 (in thousands):

	As of September 27, 2009
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total
	(Unaudited)

Note receivable, pre-construction(a)	$34,564	$3,861	$38,425
Note receivable, land(b)	950	1,109	2,059

	$35,514	$4,970	$40,484

	As of December 28, 2008
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$32,617	$3,746	$36,363
Note receivable, land(b)	950	988	1,938

	$33,567	$4,734	$38,301

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe and Iowa Tribe at September 27, 2009 and December 28, 2008 (in thousands):

	September 27,	December 28,
Jamul Tribe	2009	2008
	(Unaudited)

Monthly stipend	$6,151	$5,687
Construction	2,349	2,102
Legal	4,799	4,598
Environmental	2,317	2,292
Design	15,230	14,324
Gaming license	1,021	917
Lobbyist	2,697	2,697

	$34,564	$32,617

	September 27,	December 28,
Iowa Tribe	2009	2008
	(Unaudited)

Construction	$253	$253
Legal	266	252
Environmental	4	—
Design	3,313	3,216
Gaming license	25	25

	$3,861	$3,746

Evaluation of possible impairment of our long-term assets related to Indian casino projects, excluding the notes receivable, which are valued at fair value:

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

	September 27,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Iowa Tribe

	September 27,	December 28,
	2009	2008
	(Unaudited)

No. of Class II electronic gaming devices	825	1,200
No. of Table games	25	20
No. of Poker tables	—	5
Win/Class II electronic gaming devices/day — 1st year	$170	$232
Win/Table game/day — 1st year	$450	$1,171
Win/Poker table/day — 1st year	$—	$529

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

Shingle Springs Tribe

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $77 million furniture, furnishings and equipment financing and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

We acquired our initial interest in the development and management contracts for the Red Hawk Casino from Kean Argovitz Resorts — Shingle Springs, LLC (“KAR — Shingle Springs”) in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Mr. Kean and Mr. Argovitz).

Effective June 2009, Lakes became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Lakes’ entity that holds the rights to the management fees earned by Lakes from the Red Hawk Casino operations.

During September 2009, it became probable that Lakes will be required to pay to Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as as result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

See Note 10 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”) in 1999 and formed a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz).

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of September 27, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	September 27,	December 28,	December 30,
Critical Milestone	2009	2008	2007

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as the land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A —the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	No, see discussion above regarding the federal complaint filed by the Jamul Tribe against CalTrans.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

	September 27,	December 28,	December 30,
Critical Milestone	2009	2008	2007

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of September 27, 2009, December 28, 2008 and December 30, 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

	September 27,	December 28,	December 30,
Critical Milestone	2009	2008	2007

Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin. Due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

	September 27,	December 28,	December 30,
Critical Milestone	2009	2008	2007

NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.
Financing for construction	No, however, preliminary discussions with lending institutions have occurred, but financing is uncertain due to changes in the economic environment and credit markets.	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. However, due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. In addition, uncertainty exists surrounding the development of this project due to changes in the economic environment and credit markets. Subject to availability of financing for the project, the Ioway Casino Resort could open as early as the fall of 2011.

Recently issued accounting pronouncements

No recently issued accounting pronouncements not yet adopted are expect to have a material impact on our financial position, results of operations, or cash flows. For information related to recently adopted pronouncements see Note 2 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

These risks and uncertainties include, but are not limited to, the need for current financing to meet Lakes’ operational and development needs; the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes;

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

Our financial instruments include cash and equivalents and investments in securities. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer.

Our cash and equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 27, 2009, the carrying value of our cash and equivalents approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the FFELP. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or equivalents.

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

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of September 27, 2009, we had $66.0 million of notes receivable, with a floating interest rate (principal amount of $111.3 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.8 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended September 27, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various other inquiries, administrative proceedings, and litigation relating to various contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon our unaudited consolidated financial statements.

ITEM 1A.	RISK FACTORS

The risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended December 28, 2008 have been updated in their entirety as follows:

Current economic conditions may cause further declines in casino gaming activity and other consumer spending which could adversely affect the financial performance of the casinos we manage and our financial condition, results of operations, and cash flows.

Our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. The decline in consumer spending resulting from the recession and the deterioration of capital and credit markets may cause our revenue generated from the management of Indian casinos to be adversely impacted.

Because our primary source of revenue is generated from our management agreements with Indian Tribes which have finite terms, our failure to develop new business opportunities would impact our future growth, cash flow and profitability.

The primary source of our revenues in 2009 will be from our management agreements relating to the Four Winds Casino Resort (which expires in August 2012), Cimarron Casino (which expires in March 2013) and the Red Hawk Casino (which expires in December 2015). With the profits we anticipate from the remaining life of these agreements, we will need to develop and realize new business opportunities to sustain our growth, cash flow and profitability.

The commencement or completion of our planned casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

The opening of each of our proposed facilities under development will be contingent upon, among other things, timing of construction, hiring and training of sufficient personnel, receipt of all regulatory licenses, permits and authorizations, and obtaining the necessary financing at acceptable terms. The scope of the approvals required to construct and open these facilities will be extensive, and the failure to obtain such approvals could prevent or delay the construction or opening of all or part of such facilities or otherwise affect the design and features of the proposed casinos.

Even once a schedule for such construction and development activities is established, such development activities may not begin or be completed on time, or at any other time. The budget for these projects may also be exceeded.

In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos. Certain of our casino projects have been significantly delayed as a result of such litigation, and remaining or future litigation may never be successfully resolved or, at a minimum, our casino projects may experience further significant delays before resolution.

Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. These factors or delays or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of these planned casino developments or otherwise affect their design.

Because our operating results are highly dependent on the timing of our projects, delays could cause our results to fluctuate significantly and may adversely affect our profitability, cash flow and financial condition.

Failure of our existing and future casino projects to successfully compete may have a material adverse effect on our results of operations, cash flow and financial condition.

The gaming industry is highly competitive. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored lotteries and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, online gaming, and card rooms. The casinos to be managed or owned by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

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

The early termination or modification of our management, development, consulting or financing agreements with Indian tribes may reduce or eliminate our revenues under such agreements.

Our current management, development, consulting or financing agreements have finite lives and provide that such contracts may be terminated under certain circumstances including, without limitation, upon the failure to maintain the National Indian Gaming Commission’s approval for such agreements, the loss of requisite gaming licenses or an exercise by an Indian tribe of its buy out option. In addition, the National Indian Gaming Commission has the authority to require a modification of such agreements in a manner which may have an adverse effect on us. Such termination or modification may have a material adverse effect on our results of operations, cash flow, and financial condition.

Our joint venture project in Kansas may not be approved and, as a result, this potential casino opportunity would be lost along with many of the resources we expended in pursuing the project.

We have entered into a joint venture to develop the Chisholm Creek Casino Resort in south central Kansas. The Chisholm Creek Casino Resort, LLC application to the Kansas Lottery to develop and operate this casino project has yet to be approved. Although the Kansas Lottery Commission approved the management contract for the Chisholm Creek Casino Resort, LLC and forwarded it to the Lottery Review Board which has the authority to award such contract, the contract may never be approved. If we fail to be awarded the contract or obtain sufficient financing for the project, our future operations may suffer and we would lose some or all of the resources we have invested in pursuing this project.

If we fail to comply with the laws, regulations and ordinances (including tribal or local laws) applicable to gaming facilities, we may be unable to operate or develop casino projects.

The ownership, management and operation of gaming facilities are subject to extensive federal, state, tribal and local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals.

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

In addition, we have subordinated, and may in the future subordinate, the repayment of loans made to an Indian tribe and other distributions due from an Indian tribe (including management fees) in favor of other obligations of the Indian tribe to other parties related to the development and operation of the casinos. Accordingly, in the event of a default by an Indian tribe under such obligations, our loans and other claims against the Indian tribe will not be repaid until such default has been cured or the Indian tribe’s senior casino-related creditors have been repaid in full.

A deterioration of our relationship with an Indian tribe could cause delay or termination of a casino project and prevent or significantly impede recovery of our investment therein.

Good personal and professional relationships with Indian tribes and their officials are critical to our existing and future Indian-related gaming operations and activities, including our ability to obtain, develop and execute management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribal officials or administrations, changes in policies to which an Indian tribe is subject or other factors that may lead to the deterioration of our relationship with an Indian tribe may lead to termination of or delays in the completion of a development project or prevent a project’s completion, which may have an adverse effect on our future results of our operations.

If we are unable to liquidate our investments to provide liquidity when and as needed, and we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals.

On October 3, 2008, Lakes entered into a credit line with UBS. Lakes has drawn all amounts available under the credit line. As of September 27, 2009, approximately $16.3 million is outstanding under the credit line.

Lakes closed on an $8.0 million Loan Agreement with First State Bank on October 28, 2008, to fulfill its near-term liquidity needs. As of September 27, 2009, Lakes has drawn $2.0 million from the Loan Agreement. Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of our and/or our tribal partners’ ability to obtain additional financing for our projects. Given the current state of the debt markets, obtaining such capital on terms that make the projects financially viable may be difficult. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be asked to provide guarantees or other support for the tribal obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

If additional financing is in the form of equity financing it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants and further leveraging of our finite assets. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

We may be unable to generate sufficient cash flow to satisfy our debt obligations, which would adversely affect our financial condition and results of operations.

Our ability to make principal and interest payments on our indebtedness will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in amounts sufficient to fund our other liquidity needs, our financial condition and results of operations may be adversely affected. If we cannot generate sufficient cash flow from operations to make scheduled principal and interest payments on our debt obligations in the future, we may need to refinance all or a portion of our indebtedness on or before maturity, sell assets, or seek additional equity. If we are unable to refinance any of our indebtedness on commercially reasonable terms or at all or to effect any other action relating to our indebtedness on satisfactory terms or at all, our business may be adversely impacted.

If we are unsuccessful in our litigation with the Louisiana Department of Revenue, we may need to raise additional capital or revise our development and/or operational plans which could have a negative effect on existing shareholders or future operations.

We are currently involved in an ongoing litigation matter with the Louisiana Department of Revenue. If we are unsuccessful in this matter during the next 12 months, we could be required to pay up to an $8.6 million assessment plus significant accrued interest. If this were to happen, we would likely need to either obtain additional financing, which may not be available at all or on acceptable terms or revise our development and/or operational plans. Such financing could be dilutive to existing shareholders or could subject us to restrictive debt covenants. If we are forced to revise our development and/or operational plans, our future prospects and results could be negatively impacted.

We may be adversely impacted by economic factors beyond our control and may incur additional impairment charges to our investment portfolio.

As of September 27, 2009, we had $24.4 million of principal invested in auction rate securities, referred to as ARS.

On November 3, 2008, we accepted an offer from UBS Financial Services, Inc. giving us rights to sell our ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. As of September 27, 2009, the par value of Lakes’ ARS was approximately $24.4 million.

UBS’s obligations are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations. The estimated fair value of our ARS holdings at September 27, 2009, was $21.9 million, and the estimated fair value of our rights asset associated with the settlement between us and UBS was $2.5 million.

If UBS does not perform on its obligation to buy Lakes’ ARS during the period of June 30, 2010, through July 2, 2012, uncertainties in the capital and credit markets continue or these markets deteriorate further, or we experience any ratings downgrades on any ARS investments in our portfolio, then we may incur losses on our ARS, which would negatively affect our financial condition, cash flow and/or reported earnings.

If one or more of our Indian casino projects fail, the recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial condition, results of operations, and cash flow.

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Indian tribes. These loans, except for the current portion on open projects, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At September 27, 2009, we had $119.7 million in assets related to Indian casino projects, of which $66.0 million was in the form of notes receivable. The notes receivable represented approximately 37% of our total assets. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in agreements with each Indian tribe. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts, land held for development and other costs incurred in connection with opening the Indian casinos of $47.9 million, $1.8 million and $4.0 million, respectively, at September 27, 2009. It is possible that one or more of our Indian casino projects will not open, or fail after opening, which will render the majority of the assets related to the failed Indian casino project impaired.

Various regulatory bodies have made proposals which, if implemented, could negatively impact the economic viability of the Jamul Casino project.

The Department of Justice and the National Indian Gaming Commission have made previous proposals to regulate the type of electronic gaming devices currently planned for use at the Jamul Casino. If these proposals are implemented prior to completion of development of the Jamul Casino project, it would affect whether we want to proceed with the development. If these proposals are implemented after completion of the development of the Jamul Casino project, it could negatively impact the revenue generated by the gaming devices and, therefore, have a material adverse effect on our results of operations and financial conditions.

Our entry into new businesses may result in future losses.

We have announced that part of our strategy involves diversifying into other businesses which could include developing and operating our own casino. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us. These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services, and obtaining regulatory approvals required to conduct the new businesses. Diversification activities may never successfully add to our future revenues and income.

We are dependent on the ongoing services of our senior corporate management, and the loss of their services could have a detrimental effect on the pursuit of our business objectives, profitability and the price of our common stock.

Our success depends largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. Although we have obtained a $20 million key man life insurance policy on Mr. Berman, we do not maintain key man life insurance on other members of senior corporate management.

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of our common stock may be significantly affected by many factors, including:

•	obtaining all necessary regulatory approvals for our casino development projects;

•	litigation surrounding one or more of our casino developments;

•	the announcement of new products or product enhancements by us or our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our or our competitors’ operating results;

•	changes in prices of our or our competitors’ products and services;

•	changes in our revenue and revenue growth rates;

•	changes in earnings or (loss) per share estimates by market analysts or speculation in the press or analyst community;

•	future sales of our common stock or securities linked to our common stock; and

•	general market conditions or market conditions specific to particular industries.

We have issued numerous options to acquire our common stock and have the ability to issue additional options, each of which could have a dilutive effect on our common stock.

As of September 27, 2009, we had options outstanding to acquire 1.8 million shares of our common stock, exercisable at prices ranging from $2.86 to $13.21 per share, with a weighted average exercise price of approximately $4.23 per share. During the terms of these options, the holders may have the opportunity to exercise the options to purchase common stock resulting in the dilution to our shareholders. On August 6, 2009 our shareholders approved an increase in the pool of options reserved for issuance under our 2007 Stock Option and Compensation Plan by an additional 2,000,000 shares. The increase in the outstanding shares of our common stock as a result of the issuance of additional options or the exercise or conversion of options could result in a significant decrease in the percentage ownership of our common stock by the purchasers of its common stock.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of September 27, 2009, these shares consist of approximately 5.3 million shares beneficially owned by our executive officers and directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Annual Meeting of Shareholders was held on August 6, 2009.

(b) At the Annual Meeting:

(1) The adoption of a resolution to reduce the number of members of the Board of Directors from eight to seven with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote

22,466,847	2,158,715	10,710	—

(2) All nominees for directors as listed in the proxy statement were elected with the following vote:

	Affirmative Votes	Authority Withheld

Lyle Berman	22,168,331	2,467,941
Timothy J. Cope	21,836,324	2,799,948
Morris Goldfarb	18,606,535	6,029,737
Neil I. Sell	21,038,093	3,598,179
Ray Moberg	21,476,709	3,159,563
Larry C. Barenbaum	18,605,680	6,030,592
Richard White	21,477,175	3,159,097

(3) The approval of an amendment to the Lakes 2007 Stock Option and Compensation Plan to increase the number of shares of Lakes common stock authorized for awards from 500,000 to 2,500,000 with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote

13,914,137	4,578,024	42,943	6,101,168

(4) The approval of an amendment to the Lakes 2007 Stock Option and Compensation Plan to permit repricing, adjustment or amendment to the exercise price of options or the grant price of stock appreciation rights previously awarded, with shareholder approval with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote

14,002,696	4,515,543	17,865	6,101,168

(5) Subject to approval of items 3 and 4 above, the approval of a value-for-value stock option exchange program with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote

11,259,033	7,257,893	18,178	6,101,168

(6) The ratification of the appointment of Piercy, Bowler, Taylor & Kern, Certified Public Accountants, as Lakes independent registered accounting firm for the 2009 fiscal year with the following vote:

Affirmative Votes	Negative Votes	Abstentions	Broker Non-Vote

23,008,230	239,964	27,129	—

ITEM 6.	EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 6, 2009