Form 10-K
period 2010-01-03
LAKES ENTERTAINMENT INC
filed 2010-03-17
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 3, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 10, 2010, 26,369,377 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 28, 2009 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $67.1 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, or “our”), develops, finances and manages casino properties, with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects. We are currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) and the Red Hawk Casino for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). The remaining projects are in various stages of development, as discussed in more detail below. We are also involved in other business activities, including the potential development of non-Indian casinos and the development of new table games for licensing to both Tribal and non-Tribal casinos. See Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

Indian Casino Business.  Lakes’ primary business historically has been to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities.

Lakes is currently managing the Cimarron Casino for the Iowa Tribe of Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 370 electronic gaming machines.

Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 70 table games, a 12-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

Lakes also developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines and gaming devices, 75 table games, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

Lakes continues to explore other casino development opportunities with Indian tribes and, through various subsidiaries, has entered into the following contracts for the development and management or financing of other Indian casinos:

•	Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. The project has been delayed due to various issues related to current economic conditions and regulatory approvals.

Non-Indian Casino Business.  Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes.

In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery Commission to develop and operate a casino project in south central Kansas. In February 2010, the Kansas Lottery Commission approved the management contract, which is now awaiting final approval by the Kansas Gaming Review Board.

In October 2009, Lakes entered into agreements with Penn Ventures, LLC and Rock Ohio Ventures, LLC for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009, in return for ownership in the entities that will develop the authorized casinos. Lakes contributed approximately $1.9 million and $2.4 million to Penn Ventures, LLC and Rock Ohio Ventures, LLC, respectively, related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures, LLC for the development of casinos in Cleveland and Cincinnati. Lakes also intends to contribute capital to an entity to be formed in collaboration with Penn Ventures, LLC for the development of casinos in Columbus and Toledo. In March 2010, Lakes entered into an agreement with Quest Media Group, LLC (“Quest”) pursuant to which Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Penn Ventures, LLC and Rock Ohio Ventures, LLC during 2009 and with MYOHIONOW.COM, LLC in 2008. The fee will be based on a percentage of distributions Lakes receives from the entity to be formed in collaboration with Penn Ventures, LLC and Rock Ohio Ventures, LLC less amounts funded by Lakes to Penn Ventures, LLC, Rock Ohio Ventures, LLC and MYOHIONOW.COM, plus interest, during the Referendum efforts in 2008 and 2009.

We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $4.9 million as of January 3, 2010.

In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC where Lakes agreed to perform certain development and management services for a potential casino to be located in Tunica, Mississippi. In exchange for its services, Lakes will receive a financing fee, a monthly fee and an annual incentive based on earnings.

Table Games.  A division of Lakes develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. We continue to test and market a number of games including WPT “All In Hold’Emtm,” “Four The Money,” and “Bonus Craps.” The WPT “All In Hold’Emtm” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant and we are evaluating whether to continue with the business.

Real Estate Holdings.  Lakes owns parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe and the Iowa Tribe, in Minnesota related to our corporate offices, and in Mississippi related to a potential casino project.

Investment in Auction Rate Securities.  As of January 3, 2010, we had $21.8 million of investments in securities recorded at estimated fair value. All of our investments in securities are auction rate securities (“ARS”), held by UBS Financial Services, Inc. (“UBS”) and are classified as trading securities. We have the nontransferable right to sell our ARS, at par value, to UBS at any time during the period of June 30, 2010 through July 2, 2012, and, because we intend to do so as soon as possible, we have classified the ARS and “put” rights as current assets as of January 3, 2010. The par value of our ARS is $24.3 million. The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents. See Note 4 and Note 5 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion of our ARS.

During 2008, we also entered into a client agreement (the “Credit Line”) with UBS which enabled us to borrow $18.2 million secured by our ARS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points.

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

Indian Casino Business

Development and Management of Four Winds Casino Resort.  On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 70 table games, a 12-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino. The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the NIGC that it had approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino

Resort. On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment to fund the Four Winds Casino Resort project.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the participation in the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the consolidated statements of earnings (loss) and comprehensive earnings (loss) included in Item 8 of this Annual Report on Form 10-K. Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement. This participation was accounted for as a sale and does not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes has no continuing rights or obligations related to the loans and is isolated, even in default, from liability.

The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishing, and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the Lakes management contract for a fee calculated based upon the previous twelve months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. If the Pokagon Band elects to buy out the contract, any outstanding amounts owed to Lakes would become immediately due and payable.

Development and Management of the Red Hawk Casino.  On December 17, 2008 the Red Hawk Casino opened to the public. The Red Hawk Casino is approximately 30 miles east of Sacramento, adjacent to U.S. Highway 50 and has direct freeway access from a dedicated inter-change. The Red Hawk Casino includes approximately 88,000 square feet of casino space and features approximately 2,100 slot machines and gaming devices, 75 table games, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade.

During July 2004, the NIGC approved the development and management contracts between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the Red Hawk Casino and a dedicated inter-change off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project. Under the development agreement, as amended, Lakes made pre-construction advances to the Shingle Springs Tribe in the form of a transition loan of $49.5 million. In addition, Lakes made advances of $8.8 million associated with land purchases. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing. Advances on the transition loan of $70.7 million, including accrued interest, remained outstanding as of January 3, 2010.

The amended development agreement provided for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Red Hawk Casino and related amenities for a period of seven years from the opening date. As compensation for our management services, we receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $61 million furniture, furnishings and equipment financing outstanding as of January 3, 2010 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy Lakes out of the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.

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

Development and Financing of the Jamul Casino.  Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contracts were held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). This development agreement and management contract has been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage.

The Jamul Casino project has been significantly delayed due to various political and regulatory issues, including those related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”). In addition, the California Department of Transportation (“CalTrans”) issued a letter to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94.

The Jamul Tribe then submitted an application to the BIA for recognition of an access drive across its land to create an alternative means of access to the site over an Indian reservation road (“IRR”) without the need for a permit. In September 2008, the BIA notified the Jamul Tribe that the alternative means of access to the site had been approved as an IRR. The Jamul Tribe notified CalTrans of this additional access option but due to political and regulatory issues related to the approval by CalTrans, there have been significant delays with moving forward on this project. Since December 2008, CalTrans has worked with the Jamul Tribe and has agreed to move forward with the process of approving the encroachment permit application.

Lakes believes that the Jamul Tribe will ultimately prevail in this situation, but based on the typical duration of obtaining approvals of this nature, Lakes believes that a near-term resolution of the access issue is not probable. In addition, the local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to adjust the projected opening date of this project to January 2015 without adjusting its estimated 50% probability of opening.

Significant risk exists related to the Jamul Casino moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming, and Lakes currently expects to continue its involvement with this project.

The casino resort is to be located on State Highway 94, approximately 20 miles east of downtown San Diego. Current plans for the casino include approximately 1,000 electronic gaming devices and approximately 20 table games along with various restaurants and related amenities. Under our current development financing and services agreement, we are entitled to receive a flat fee of $15 million for our development design services, and a flat fee of $15 million for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. As part of the current agreement, we will use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten-year period on sums advanced by us equal to the rate charged to us for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. This agreement is planned to be modified to reflect the economics of the revised casino plan as discussed below, but is not currently believed to require approval by the State of California (“State”) or the NIGC. Additionally, third party financing may not be available with acceptable terms, and if we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

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

Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma.  On March 15, 2005, Lakes entered into consulting agreements and management contracts with the Iowa Tribe in connection with two casino projects, the Cimarron Casino and the proposed Ioway Casino Resort. The agreements became effective as of January 27, 2005.

The Cimarron Casino is located in Perkins, Oklahoma. Lakes has been operating under the Cimarron Management Contract since mid-2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The Cimarron Casino features approximately 370 electronic gaming machines.

Lakes plans to consult on development of the Ioway Casino Resort, a new first class casino with ancillary amenities and facilities to be located on Indian land approximately 25 miles northeast of Oklahoma City along Route 66, until regulatory approvals are received for the management contract for the Ioway Casino Resort. The Ioway Casino Resort has its own gaming consulting agreement (“Iowa Consulting Agreement”) and a management contract (“Iowa Management Contract”), independent of the other project. Key terms relating to the agreements for the projects are as follows:

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. This project has been delayed due to various issues related to current economic conditions and regulatory approvals.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate new business opportunities including developing our own casinos where applicable laws permit.

Chisholm Creek Casino and Resort.  In August 2009, Lakes announced that it entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. Phase one of the proposed casino is planned to feature 1,300 to 1,500 slot machines, 30 table games, and other amenities, which may include a number of restaurants and a hotel to be developed by a third party developer. Additional phases of development could include expanded gaming positions, an entertainment center, and other amenities. On August 27, 2009, the Kansas Lottery Commission approved the management contract for Chisholm Creek. In February 2010, the Kansas Lottery Commission approved the management contract, which is now awaiting final approval by the Kansas Gaming Review Board.

Agreements with Entities to develop four casinos in Ohio.  During October 2009, Lakes entered into a funding agreement with Penn Ventures, LLC to fund 10% of the costs associated with the referendum in November 2009 to amend the Ohio constitution to authorize casino gaming in Ohio (“Referendum”). Also during October 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Penn Ventures”) to invest up to 10% of the capital requirements of Rock Ohio Ventures, LLC (“Rock Ohio Ventures”). On November 3, 2009, the referendum to amend the Ohio constitution to permit the proposed casinos passed.

Lakes has reimbursed Penn Ventures approximately $1.9 million, or 10%, of the costs related to the Ohio constitution referendum effort (“Phase 1 costs”). As stated in the funding agreement, subsequent to the reimbursement of Phase 1 costs, Lakes has the option to: A) acquire additional ownership in the project through future capital contributions to the project or B) contribute no additional money and receive an equity position equal to our percentage of the Phase 1 costs to the total equity invested by all parties in the project. At the time of Phase 1 cost reimbursement, the Company was informed that Penn Ventures had incurred Phase 1 costs of approximately $19 million. Lakes has provided notice to Penn Ventures that it intends to contribute capital to the entity to be formed in collaboration with Penn Ventures, LLC for the development of casinos in Columbus and Toledo. As of January 3, 2010, the additional contribution had not been made.

Lakes has made an initial capital contribution of approximately $2.4 million to Rock Ohio Ventures, an amount equal to 10% of Rock Ohio Ventures’ costs associated with the Referendum. This capital contribution gave Lakes a

10% ownership interest in Rock Ohio Ventures and the right, but not the obligation, to invest up to 10% of equity required by Rock Ohio Ventures to develop potential casinos in Cleveland and Cincinnati in return for a corresponding equity interest in those casinos. Lakes expects to make additional capital contributions to Rock Ohio Ventures for the development of those casinos.

In March 2010, Lakes entered into an agreement with Quest Media Group, LLC (“Quest”) pursuant to which Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Penn Ventures and Rock Ohio Ventures during 2009 and with MYOHIONOW.COM, LLC in 2008. The fee will be based on a percentage of distributions Lakes receives from the entity to be formed in collaboration with Penn Ventures and Rock Ohio Ventures less amounts funded by Lakes to Penn Ventures, Rock Ohio Ventures and MYOHIONOW.COM, plus interest, during the Referendum efforts in 2008 and 2009.

Gaming Site, Vicksburg, Mississippi.  In February 2005, Lakes received gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi from the Mississippi Gaming Commission. The site, adjacent to the Mississippi River, contains approximately 400 acres located three miles south of downtown in Vicksburg, Warren County, Mississippi. Lakes has either purchased or holds options for the purchase of the land for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, 40 to 50 table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. A total of $9.4 million has been invested as of January 3, 2010. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $4.9 million as of January 3, 2010 and recognized an impairment of approximately $0.5 million during the fourth quarter of 2009 and $4.0 million during 2008.

Tunica, Mississippi.  On January 5, 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC, wherein Lakes agreed to perform certain development and management services for a potential casino located in Tunica, Mississippi. The term of the Management Agreement is for five years, with a three year option at Lakes’ discretion if, during each of the final two fiscal years of the initial term, the Casino achieves certain earnings thresholds. In exchange for its services, Lakes would receive (a) a financing fee equal to $500,000 upon financing the development, (b) $50,000 per month during the term of the Agreement, and (c) an annual earnings incentive calculated at 9% of the first $10 million of earnings (as defined), 11% between $10 million and $20 million, and 13% in excess of $20 million.

Table Games

Lakes has a division that develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. Lakes is continuing to test and market a number of new games, including WPT’s “All In Hold’Emtm,” “Four The Money,” and “Bonus Craps”. The WPT’s “All In Hold’Emtm” game is currently operating in several casinos across the United States. The revenues from this division are currently not significant and Lakes is currently evaluating whether to continue with this business.

Competition

The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or the expansion thereof. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored video lottery and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, card rooms, and online gaming outside the United States. The casinos managed by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of Lakes’ competitors have more personnel and greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

According to NIGC tribal data reports, from the end of 2007 through 2008, there were 405 Indian gaming operations nationwide from which, during this same period, tribal gaming revenues increased $0.6 billion, or 2.3%, to $26.7 billion. NIGC tribal data reports indicate that in California, Michigan and Oklahoma, the key areas targeted in the near-term by Lakes, Indian gaming is well-developed.

Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Four Winds Casino Resort competes primarily with the riverboats that operate in northern Indiana. According to the Indiana Gaming Commission tribal data reports, there were five riverboats in northern Indiana in 2009 generating approximately $1.2 billion in gaming revenue with a total of 9,169 slot machines and 376 table games. In addition, a new Indian-owned casino opened in 2009 approximately 110 miles away from the Four Winds Casino in Michigan.

There were 59 compacted Indian gaming facilities in California in 2008. In addition, there are two other Indian-owned Las Vegas-style casinos located in the vicinity of the Red Hawk casino. Based on NIGC tribal data reports, the Sacramento Region, which contains California and Northern Nevada, tribal gaming revenues decreased 5.6% to $7.4 billion in 2008. This region has the highest tribal gaming revenues in the United States with approximately 28% of all reported Indian Gaming revenue.

The Iowa Tribe projects (Cimarron Casino and the proposed Ioway Casino Resort) compete with Indian-owned and non-Indian owned casino facilities in the vicinity of Tulsa and Oklahoma City, Oklahoma. NIGC reports gaming revenues for Region V, which contains Kansas, Oklahoma and Texas, showed the largest revenue increase of 35.8%, largely due to the emergence of casinos in that region. In November 2004, the State of Oklahoma approved a state gaming compact that allows participating tribes to operate various forms of Class II and Class III gaming devices and non house-banked card games.

The proposed Chisholm Creek project is planned to be located near Wichita, Kansas as the only traditional land-based casino in the south central zone of Kansas, if approved. Chisholm Creek, when opened, is expected to compete with Indian-owned casinos in northern Oklahoma. In addition, Chisholm Creek may compete with a proposed Indian-owned casino located in the northern part of Wichita if tribe proposing the casino receives the required approvals.

As previously discussed, the Ohio constitution was amended during 2009 to authorize casino gaming. Competition for Ohio casinos is currently expected to come from the other Ohio casinos to be developed as well as those casinos located in the surrounding states.

The potential project in Tunica, Mississippi is currently expected to compete with nine other non-Indian casinos in the close vicinity as well as one Indian-owned casino.

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

Fines for violations may be levied against the holder of a license and, in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. No assurance can be given that any licenses, permits, or approvals will be obtained by Lakes or its subsidiaries, or if obtained, will be renewed or not revoked in the future. In addition, the rejection or termination of a license, permit, or approval of Lakes or any of its employees or security holders in any jurisdiction may have adverse consequences in other jurisdictions. Certain jurisdictions require gaming operators licensed therein to seek approval from the state before conducting gaming in other jurisdictions. Lakes and its subsidiaries may be required to submit detailed financial and operating reports to Regulatory Authorities.

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

The IGRA currently requires the NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. The NIGC may review any of Lakes’ management contracts and collateral agreements for compliance with the IGRA at any time in the future. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or an Indian tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

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

A management contract can be approved only after the NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven-year term if NIGC is satisfied that the capital investment required, the risk exposure, and the income projections for the particular gaming activity justify the longer term.

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

The IGRA prohibits substantially all forms of Class III gaming unless a tribe has entered into a written agreement with the state in which the casino is located that specifically authorizes the types of commercial gaming the tribe may offer (a “Tribal-state compact”). The IGRA requires states to negotiate in good faith with tribes that seek Tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under the IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states’ consent.

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

Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations and, if involving service for Indians relative to their lands, approved by the Secretary. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements; however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, unless we believe such approval is not necessary given the nature of a contract, all contracts involving services to Indians relative to their lands have been approved by the Secretary. However, there can be no assurance that the Secretary will agree that it is unnecessary to obtain such approval, and may render such contracts unenforceable. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA.

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

Intellectual Property

The following is a discussion of Lakes’ intellectual property, which did not provide a significant financial contribution to Lakes’ operations in fiscal 2009.

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

Both licenses will remain in effect as long as Lakes pays the royalty amounts set forth in the license agreements.

Real Estate Holdings

Lakes has parcels of land in California and Oklahoma related to its Indian casino projects with the Jamul Tribe and the Iowa Tribe, in Minnesota related to its corporate offices, and in Mississippi related to its planned casino project there.

Employees

At January 3, 2010, Lakes had approximately 40 full-time employees. Lakes believes its relations with employees are satisfactory.

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

We make available, free of charge, our Annual Reports on Form 10-K, our Proxy Statement on Form DEF 14A, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 as soon as reasonably practicable after such forms are filed with or furnished to the SEC. Copies of these documents are available to our shareholders at our website or upon written request to our President and Chief Financial Officer at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.

ITEM 1A.	RISK FACTORS

In addition to factors discussed elsewhere in this Annual Report on Form 10-K, the following are important factors that could cause actual results or events to differ materially from those contained in any forward-looking statement made by or on behalf of us.

Current economic conditions may cause further declines in casino gaming activity and other consumer spending which could adversely affect the financial performance of the casinos we manage and result in lower management fee revenue to us.

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

The primary source of our revenues in 2009 was generated from our management agreements relating to the Four Winds Casino Resort (which expires in August 2012), Cimarron Casino (which expires in March 2013) and the Red Hawk Casino (which expires in December 2015). With the profits we anticipate from the remaining life of these agreements, we will need to develop and realize new business opportunities to sustain our growth, cash flow and profitability.

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

Failure of our existing, proposed, and other prospective casino projects to successfully compete may have a material adverse effect on our results of operations, cash flow and financial condition.

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

We have entered into a joint venture to develop the Chisholm Creek Casino Resort in south central Kansas. The Chisholm Creek Casino Resort, LLC application to the Kansas Lottery to develop and operate this casino project has yet to be approved. Although the Kansas Lottery Commission approved the management contract for the Chisholm Creek Casino Resort, LLC and forwarded it to the Kansas Gaming Review Board which has the authority to award such contract, the contract may never be approved. If we fail to be awarded the contract or obtain sufficient financing for the project, our future operations may suffer and we would lose some or all of the resources we have invested in pursuing this project.

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

As of January 3, 2010, we had $24.3 million of principal invested in ARS.

On November 3, 2008, Lakes accepted an offer from UBS giving Lakes rights to sell its ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012 (the “Rights”). The par value of Lakes’ ARS is approximately $24.3 million.

UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. The estimated fair value of our ARS holdings at January 3, 2010, was $21.8 million, and the estimated fair value of the Rights asset associated with the settlement between Lakes and UBS was $2.5 million.

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

If we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals.

On October 3, 2008, Lakes entered into a credit line with UBS which is collateralized by our investment in ARS. Lakes has drawn all amounts available under the credit line. As of January 3, 2010, approximately $16.3 million is outstanding under the credit line.

Lakes closed on an $8.0 million Loan Agreement with Centennial Bank (formerly First State Bank) on October 28, 2008, to fulfill its near-term liquidity needs. As of January 3, 2010, Lakes has drawn $2.0 million from the Loan Agreement. Lakes’ cash forecast requirements do not include construction-related costs that will be incurred when projects begin construction. The construction of our pending casino projects will depend on the ability of our and/or our tribal partners’ ability to obtain additional financing for our projects. Given the current state of the debt markets, obtaining such capital on terms that make the projects financially viable may be difficult. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be asked to provide guarantees or other support for the tribal obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

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

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Indian tribes. These loans, except for the current portion on open projects, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At January 3, 2010, we had $117.7 million in assets related to Indian casino projects, of which $66.0 million was in the form of notes receivable. The notes receivable represented approximately 38% of our total assets. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in agreements with each Indian tribe. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts, land held for development and other costs incurred in connection with opening the Indian casinos of $45.1 million, $1.8 million and $4.3 million, respectively, at January 3, 2010. It is possible that one or more of our Indian casino projects will not open, or fail after opening, which will render the majority of the assets related to the failed Indian casino project impaired.

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

As of January 3, 2010, we had options outstanding to acquire 1.7 million shares of our common stock, exercisable at prices ranging from $2.56 to $13.21 per share, with a weighted average exercise price of approximately $3.93 per share. As of January 3, 2010, we had restricted stock units outstanding to acquire 135,000 shares of our common stock with a weighted average grant date fair value of $3.25 and under the existing stock option plans, there were 1,121,413 remaining shares available to grant.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of January 3, 2010, these shares consist of approximately 7.6 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and, occupies approximately 22,000 square feet of the 65,000 square foot building and has leased the remaining space to outside tenants. The building is currently fully leased. A lease for a tenant occupying a substantial portion of the building will expire on June 30, 2010 and will not be renewed. We are currently searching for a tenant or tenants to lease that space.

ITEM 3.	LEGAL PROCEEDINGS

Louisiana Department of Revenue Tax Litigation Matter

The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, excluding interest and fees, against Lakes in the 19th Judicial District Court, East Baton Rouge Parish, Louisiana (Docket No. 527596, Section 23). In the petition to collect taxes the Department of Revenue of the state of Louisiana asserts that additional corporation income tax and corporation franchise tax are due by Lakes for the taxable periods set forth above. Lakes maintains that it has remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes are owed and that the petition to collect taxes should be dismissed. Management intends to vigorously contest this action by the Louisiana Department of Revenue. We expect to have motion hearings in April, 2010 and a trial thereafter. We may be required to pay up to the $8.6 million assessment plus interest and fees if we are not successful in this matter. We have recorded a liability for an estimated settlement related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market. The high and low sales prices per share of Lakes common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended January 3, 2010:
High	$4.64	$4.27	$3.99	$3.39
Low	1.90	1.90	2.91	2.32
Year Ended December 28, 2008:
High	$7.39	$6.82	$8.64	$6.97
Low	3.95	3.86	4.37	2.04

On March 10, 2010, the last reported sale price for the common stock was $2.90 per share. As of March 10, 2010, Lakes had approximately 870 shareholders of record.

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

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPT Enterprises Inc. (“WPTE”) then owned by Lakes. Lakes previously owned 12,480,000 shares, or approximately 61%, of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company. The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The dividend ratio for shareholders of record on the record date was approximately 0.479 shares of WPTE common stock for each share of Lakes common stock. Lakes shareholders received whole shares of WPTE common stock in book entry form and cash payments for fractional shares. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended January 3, 2010.

Performance Graph

The following line-graph presents and compares cumulative, five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index, a peer group index constructed by us, or issuers with similar market capitalizations. The following presentation compares our common stock price during the period from January 2, 2005, to January 3, 2010, to the NASDAQ Global Stock Market and the Russell 2000 Index.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lakes Entertainment, Inc., The NASDAQ Composite Index
And The Russell 2000 Index

*	$100 invested on 12/31/04 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

				Cumulative Total Return
	12/04	3/05	6/05	9/05	12/05	3/06	6/06	9/06	12/06	3/07

Lakes Entertainment, Inc.	100.00	110.50	94.54	61.69	40.82	66.79	74.22	59.30	66.24	68.45
NASDAQ Stock Market (U.S.)	100.00	92.41	94.39	99.33	101.33	107.75	100.96	105.63	114.01	114.45
Russell 2000	100.00	94.66	98.75	103.38	104.55	119.13	113.14	113.64	123.76	126.17

	6/07	9/07	12/07	3/08	6/08	9/08	12/08	3/09	6/09	9/09	12/09

Lakes Entertainment, Inc.	72.50	58.50	42.54	27.13	40.39	40.48	25.84	13.75	18.70	21.59	16.13
NASDAQ Stock Market (U.S.)	123.29	126.00	123.71	105.82	106.78	95.39	73.11	70.86	85.09	98.53	105.61
Russell 2000	131.74	127.66	121.82	109.76	110.40	109.17	80.66	68.60	82.79	98.75	102.58

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of earnings (loss) data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Fiscal Year Ended or as of:
	Jan. 3,	Dec. 28,	Dec. 30,	Dec. 31,	Jan. 1,
	2010	2008	2007	2006	2006
	(1)	(2)	(3)	(4)
	(In millions, except per share amounts)

Results of Continuing Operations:
Total revenues	$26	$24	$7	$1	$—
Earnings (loss) from operations	(1)	(69)	(7)	34	(10)
Earnings (loss) from continuing operations	4	(78)	(9)	15	(9)
Earnings (loss) applicable to Lakes Entertainment, Inc. — basic	0.14	(3.10)	(0.38)	0.66	(0.39)
Earnings (loss) applicable to Lakes Entertainment, Inc.— diluted	0.14	(3.10)	(0.38)	0.61	(0.39)
Balance Sheet:
Cash	$4	$6	$5	$1	$8
Total assets	174	165	215	310	185
Total long-term liabilities	10	7	7	110	10
Shareholders’ equity	123	118	207	205	178

(1)	Results for the fiscal year ended January 3, 2010 included the following significant items:

•	impairment losses of $2.9 million related to the intangible and other long-term assets associated with the Jamul Casino project;

•	impairment losses of $0.7 million related to the other long-term assets associated with the Shingle Springs Tribe;

•	impairment losses of $0.5 million associated with the Vicksburg project;

•	net unrealized gains of $2.1 million related to the notes receivable associated with the Jamul Casino project; and

•	net unrealized losses of $0.2 million related to the notes receivable associated with the Ioway Casino project.

(2)	Results for the fiscal year ended December 28, 2008 included the following significant items:

•	impairment losses of $4.0 million associated with the Vicksburg project;

•	unrealized losses of $15.6 million related to the notes receivable associated with the Jamul Casino project;

•	impairment losses of $14.1 million related to the intangible assets associated with the Jamul Casino project;

•	impairment losses of $5.9 million related to the land held for development associated with the Jamul Casino project;

•	expenses of $28.7 million incurred on the Ohio casino resort initiative;

•	gains of $4.3 million associated with Lakes’ Rights asset; and

•	losses of $4.5 million associated with the transfer of Lakes’ ARS from available-for-sale securities to trading securities.

(3)	Results for the fiscal year ended December 30, 2007 included the following significant items:

•	unrealized gains of $8.9 million related to the notes receivable associated with the Shingle Springs Tribe;

•	interest income of $4.9 million resulting from the repayment of land previously purchased on behalf of the Shingle Springs Tribe; and

•	loss on extinguishment of debt of $3.8 million related to the repayment of Lakes’ $105 million credit agreement.

(4)	Results for the fiscal year ended December 31, 2006 included the following significant items:

•	realized and unrealized gains of $36 million related to the notes receivable associated with the Pokagon Band;

•	unrealized gains of $11.6 million related to the notes receivable associated with the Shingle Springs Tribe;

•	interest expense of $9.3 million as a result of debt outstanding during 2006; and

•	loss on extinguishment of debt of approximately $6.8 million, resulting from Lakes’ debt repayment to PLKS Funding, LLC, an affiliate of Prentice Capital Management, LP (“PLKS”).

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We develop, finance and manage casino properties, with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 70 table games, a 15-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines and gaming devices, 75 table games, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	We are managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 370 electronic gaming machines and a food and beverage outlet.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project altogether. We will continue to monitor the status of this project.

•	We have a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. This project has been delayed due to various issues related to current economic conditions and regulatory approvals.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. In February 2010, the Kansas Lottery Commission approved the management contract which is now awaiting final approval by the Kansas Gaming Review Board.

•	In October 2009, Lakes entered into agreements with Penn Ventures and Rock Ohio Ventures for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. Lakes funded approximately $4.3 million related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. Lakes also intends to contribute additional capital to an entity to be formed in collaboration with Penn Ventures for the development of casinos in Columbus and Toledo.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. The assets associated with the Vicksburg project are recorded at their estimated fair value of $4.9 million as of January 3, 2010.

•	In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC where Lakes agreed to perform certain development and management services for a potential casino located in Tunica, Mississippi. In exchange for its services, Lakes will receive a financing fee, a monthly fee and an annual incentive based on earnings.

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

Results of continuing operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended January 3, 2010.

Fiscal year ended January 3, 2010 (“fiscal 2009”) compared to fiscal year ended December 28, 2008 (“fiscal 2008”)

Revenues.  Total revenues were $26.2 million for fiscal 2009 compared to $24.3 million for fiscal 2008. Lakes’ revenue increase of $1.9 million was primarily associated with casino management fees resulting from a full year of contribution of management fees from the Red Hawk Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $14.2 million for fiscal 2009 compared to $15.3 million for fiscal 2008. The decrease of approximately $1.1 million from fiscal 2008 was primarily due to a reduction in travel and payroll related expenses totaling approximately $1.6 million with an offsetting increase in professional fees of approximately $0.6 million. For fiscal 2009, Lakes’ selling, general and administrative expenses included payroll and related expenses of $7.3 million (including share-based compensation), travel expenses of $2.8 million and professional fees of $2.8 million. For fiscal 2008, Lakes’ selling, general and administrative expenses included payroll and related expenses of $8.6 million (including share-based compensation), travel expenses of $3.0 million and professional fees of $2.2 million.

Ohio initiative costs.  Ohio initiative costs were $28.7 million for fiscal 2008. Lakes incurred these costs related to the proposed Ohio casino resort initiative in Clinton County, Ohio. On November 4, 2008, the referendum to amend the Ohio constitution to permit the proposed casino did not pass.

Impairment losses.  Impairment losses were $4.2 million in fiscal 2009 and $24.0 million in fiscal 2008 primarily associated with the Jamul Casino project and the Vicksburg project and were due to uncertainty surrounding the completion of these projects.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $10.4 million for fiscal 2009 compared to $6.9 million for fiscal 2008. The increase in fiscal 2009 related primarily to a full year of amortization of intangible assets associated with the Red Hawk Casino, which opened on December 17, 2008.

Net unrealized gains (losses) on notes receivable.  For the year ended January 3, 2010, net unrealized gains on notes receivable were $1.9 million, compared to net unrealized losses of $17.8 million in fiscal 2008. Net unrealized gains of $1.9 million in fiscal 2009 primarily related to the notes receivable from the Jamul Tribe predominantly due to improvements in the credit markets, partially offset by losses related to further delays in the expected opening date of this project. In addition, the local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. Net unrealized losses during fiscal 2008 were primarily associated with the notes receivable from the Jamul Tribe and resulted from a significant decrease in the estimated probability of opening of this project to 50% during 2008.

Other income (expense).  Other income (expense), net was $6.1 million (which consisted of interest income of $8.0 million partially offset by interest expense of $2.0 million) for fiscal 2009 compared to ($0.3) million (which consisted of interest income of $1.0 million offset by interest expense and other of $1.3 million) for fiscal 2008. Interest income increased during 2009 due to the Shingle Springs notes receivables entering repayment status when the Red Hawk Casino opened on December 17, 2008. Interest income related to the Shingle Springs notes receivable includes the accretion of the discount that existed at the opening date as well as interest earned on the outstanding balance of the notes receivable.

Income taxes.  The income tax provision was $1.4 million in fiscal 2009 compared to $9.1 million in fiscal 2008, consisting primarily of changes in the valuation allowance associated with deferred tax assets of approximately $1.9 million during 2009 and interest on the Louisiana tax audit matter of $1.0 million each year. In fiscal 2009, the provision also included $1.7 million of tax benefits related to stock option exercises. Accordingly, the effective tax rates for fiscal 2009 and fiscal 2008 were 27.7% and 13.2%, respectively.

The Company adjusted the net valuation allowance as of January 3, 2010 based on its expectation that it will utilize net operating loss carryforwards and alternative minimum tax credits during fiscal 2010 and 2011. As a result, the Company has recorded a total deferred tax asset of approximately $1.9 million as of January 3, 2010.

Additionally, we evaluated the ability to utilize other existing deferred tax assets arising from other ordinary items and determined that due to a lack of sufficient positive evidence that future income will support the recognition of those other deferred tax assets, a valuation allowance against the deferred tax asset continues to be appropriate for those items at January 3, 2010.

Outlook.  During fiscal 2010, Lakes expects significant revenues from the management of Indian casino properties, including from the Four Winds Casino Resort, the Cimarron Casino and the Red Hawk Casino.

However, due to the relatively short operating history of the casinos we currently manage, we do not plan to provide revenue guidance.

We plan for our 2010 selling, general and administrative expenses to remain relatively consistent with 2009 results. In addition, we currently expect amortization of intangible assets related to Indian casino projects to remain consistent in 2010.

Fiscal year ended December 28, 2008 compared to fiscal year ended December 30, 2007 (“fiscal 2007”)

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

Impairment losses.  Impairment losses were $24.0 million in fiscal 2008 and $0.3 million in fiscal 2007. Impairment losses in fiscal 2008 related to long-term assets associated with the Jamul Casino project were $20.0 million. Based on uncertainty surrounding this project, in 2008 we lowered our estimation of the probability of eventual opening of this project to 50%, we adjusted the projected opening date to 2014, and we increased the discount rate to 23.5%. As a result, we recognized an impairment of $14.1 million related to the intangible assets associated with the Jamul project during the fourth quarter of 2008. In addition we adjusted the land held for development related to this project to its estimated fair value of $1.0 million as of December 28, 2008, and recognized an impairment of $5.9 million during the fourth quarter of 2008. Lakes has received various regulatory approvals to develop a non-Indian owned casino on approximately 400 acres near Vicksburg, Mississippi. A total of $9.4 million has been invested as of December 28, 2008. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, Lakes adjusted the assets associated with the Vicksburg project to their estimated fair value of $5.4 million as of December 28, 2008, and recognized an impairment of approximately $4.0 million during the fourth quarter of 2008.

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

Based on the then status and uncertainty of the Jamul Casino’s access issues described in the evaluation of critical milestones, it was determined that a near-term positive resolution of the access issues is not probable. The current general economic environment and probable difficulty of financing this project at desirable rates, caused Lakes to lower its estimation of probability of eventual opening of this project to 50%, and adjust the projected opening date of this project to January 2014. Lakes increased the discount rate to 23.5% for this project, due to the worsening financial markets and the wider spread over treasuries, which increased the estimate of the required yield on the notes. As a result, we recorded an unrealized loss on these notes receivable of approximately $15.6 million during fiscal 2008.

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

Income Taxes.  The income tax provision was $9.1 million in fiscal 2008 compared to $2.4 million in fiscal 2007, both consisting of changes in the valuation allowance associated with deferred tax assets and interest on the Louisiana tax audit matter. In fiscal 2008, the provision also included $3.1 million associated with tax benefits related to stock option exercises. The effective tax rates for fiscal 2008 and fiscal 2007 were 13.2% and 45.1%, respectively.

In conjunction with Lakes’ dividend of WPTE shares (Note 3), Lakes realized a taxable gain from the transaction of approximately $5 million offset by capital loss carryforwards (and utilized approximately $1.9 million of deferred tax assets) during fiscal 2008. Management concluded for fiscal 2008 that it is more likely than not that the tax benefits associated with Lakes’ remaining capital loss carryforwards will not be realized in the foreseeable future. As a result, a 100% valuation allowance has been provided against the remaining deferred tax assets as of December 28, 2008. Lakes’ income tax provision in fiscal 2008 and 2007 included approximately $1.0 million of interest on a Louisiana tax audit matter. In fiscal 2007 the provision was offset by the recognition of an income tax benefit of approximately $1.7 million related to the settlement of an IRS tax audit matter.

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

Liquidity and Capital Resources

As of January 3, 2010, we had $3.8 million in cash and $24.3 million of investments in securities recorded at estimated fair value (including nontransferable rights to sell our auction rate securities (“ARS”) back to UBS Financial Services, Inc. (“UBS”) (“Rights”) of approximately $2.5 million). These investments are collateral for an existing line of credit with UBS with outstanding advances of $16.3 million discussed below. We currently believe that our cash balance and our cash flows from operations and the net proceeds from our ARS discussed below will be sufficient to meet our working capital requirements during the next 12 months. However, we do not believe these cash sources will be sufficient to fund our anticipated investments in the development of the Chisholm Creek Casino Resort in Kansas and four potential casino projects in Ohio. Lakes currently expects to be able to obtain funds in order to fulfill its potential future capital needs. However, such financing may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of Indian casinos to be adversely affected. Current economic conditions have impacted our ability to finance our development projects.

All of our investments in securities are ARS held by UBS, and are classified as trading securities as of January 3, 2010. The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents. We have the Rights to sell our ARS, at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $24.3 million.

Management currently expects to sell the ARS under the Rights as soon as practicably possible within one year. As of January 3, 2010, these investments are classified as current assets. The classification and valuation of these securities will continue to be reviewed on a quarterly basis. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The ARS collateralize a Credit Line with UBS which is due and payable on demand with interest at 30-day LIBOR plus 100 basis points. As of January 3, 2010, approximately $16.3 million was outstanding under the Credit Line.

During 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Amounts borrowed under the Loan

Agreement bear interest at 8.95%. As of January 3, 2010, Lakes has drawn $2 million under the Loan Agreement, which will become due in October 2010, when the Loan Agreement matures.

Our initial capital requirement for a 16.67% ownership in Kansas Gaming Partners, LLC is $25 million. As of January 3, 2010, we have contributed approximately $8.4 million, the amount required through that date. Lakes plans to raise additional equity or debt or a combination thereof as needed to satisfy this obligation. Any equity financing would be dilutive to our shareholders, and any debt financing may involve restricted covenants.

Per our recent agreements with Penn Ventures and Rock Ohio Ventures related to four potential Ohio casinos, Lakes expects to invest additional funds in those casinos. As a result Lakes will need to obtain additional financing.

During 2009, Lakes recognized significant revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino and our management contracts with these operations extend through fiscal 2010 and beyond. However, because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, the amount of our ongoing management fees is uncertain. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years. These loans to our tribal partners are interest bearing; however, the notes do not become due and payable unless the projects are completed and operational, and generating distributable profits from operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. If our casino development projects with the Iowa Tribe and the Jamul Tribe are not constructed or if constructed, do not achieve profitable operations in the highly competitive market for gaming activities, it is likely that we would incur substantial or complete losses on our notes receivable and related intangible assets.

Lakes’ forecasted operating cash requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction because the construction of our pending casino projects will depend on the ability of the tribes and/or Lakes to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. In order to assist the tribes, we may elect to guarantee the tribes’ debt financing or otherwise provide support for the tribes’ obligations. Guarantees by us, if any, will increase our potential exposure to losses and other adverse consequences in the event of a default by any of these tribes. In addition, we may lack the funds to compete for and develop future gaming or other business opportunities and our business could be adversely affected to the extent that we may be forced to cease our operations entirely.

The following table summarizes the information regarding contractual obligations as of January 3, 2010 (in millions):

	Payment Due by Period
		Less Than			More Than
Contractual obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	12.0	2.0	4.0	4.0	2.0
Pokagon Band(4)	6.7	2.4	4.3	—	—
Iowa Tribe — Ioway Project(5)	—	—	—	—	—
Chisholm Creek(6)	—	—	—	—	—
Operating leases(7)	4.2	0.5	0.9	0.9	1.9

	$22.9	$4.9	$9.2	$4.9	$3.9

(1)	We may elect to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) and (4) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at January 3, 2010.

(2)	We have agreed to use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project.

(3)	We are obligated to pay Mr. Jerry A. Argovitz and Mr. Kevin M. Kean $1 million per year each (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe.

(4)	We are obligated to pay an aggregate of approximately $11 million to an unrelated third party as part of an agreement associated with obtaining the management contract with the Pokagon Band, payable in quarterly installments over five years. At January 3, 2010, $6.7 million remains outstanding on this obligation.

(5)	We have agreed to make advances to the Iowa Tribe subject to a project budget to be agreed upon by us and the Iowa Tribe and certain other conditions. These advances are to fund preliminary development costs of the Ioway casino. We have also agreed to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa consulting agreement.

(6)	We may be obligated to pay $1.0 million to an unrelated third party for past services. The amount would be payable only if we are the manager or an owner of the Chisholm Creek Casino and the casino is open and operational.

(7)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

Critical accounting policies and estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, investment securities, litigation costs, income taxes, and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue recognition:  Revenue from the management, development, and financing of, and consulting with, casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-term assets related to Indian casino projects.”

Share-based compensation expense:  We use the Black-Scholes option pricing method to establish fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. We determine the estimated fair value per share of restricted stock units as the closing stock price on the date of grant, as reported by the NASDAQ Global Market.

Income taxes:  We account for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes. The determination of the our income tax-related account balances requires the exercise of significant judgment by management. Accordingly, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be recovered from future taxable income and establish a valuation allowance when management believes recovery is not likely.

We record estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

Investment in securities:  Our investments in securities are comprised of investments in Auction Rate Securities (“ARS”), all of which are held by UBS Financial Services, Inc. (“UBS”) and are accounted for as trading securities under the provisions of ASC 320, Investments — Debt and Equity Securities. We also have the nontransferable right (the “Rights”) to sell our ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The Rights represent a free standing asset separate from the ARS. The Rights do not meet the definition of a derivative instrument under ASC 815, Derivatives and Hedging. Therefore, we elected to measure the Rights at estimated fair value under ASC 825, Financial Instruments (“ASC 825”), which permits us to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. We expect that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS. In addition, although the Rights are unsecured, we expect UBS to be able to perform and intend to sell our ARS under the Rights as soon as practically possible.

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

Other.  Included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts are allocated between notes receivable and intangible assets related to the acquisition of management, development, consulting or financing contracts and will be evaluated for changes in fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Long-term asset related to Indian Casino projects

The consolidated balance sheets as of January 3, 2010 and December 28, 2008 include long-term assets related to Indian casino projects of $110.6 million and $108.9 million, respectively, which primarily related to four separate projects. The amounts are as follows by project (in thousands):

	January 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$46,100	$—	$—	$—	$46,100
Notes receivable at fair value	—	—	9,761	3,493	—	13,254
Intangible assets related to Indian casino projects	17,346	26,328	—	1,390	—	45,064
Land held for development	—	—	960	853	—	1,813
Other (**)	60	1,405	419	330	2,110	4,324

	$17,406	$73,833	$11,140	$6,066	$2,110	$110,555

	December 28, 2008
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$44,002	$—	$—	$—	$44,002
Notes receivable at fair value	—	—	7,116	3,587	—	10,703
Intangible assets related to Indian casino projects	24,060	22,216	—	1,310	—	47,586
Land held for development	—	—	960	850	—	1,810
Other (**)	60	767	847	388	2,719	4,781

	$24,120	$66,985	$8,923	$6,135	$2,719	$108,882

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $6.7 million and $9.2 million of the notes receivable from the Shingle Springs Tribe are estimated to be collected within the next fiscal year and have been classified as a current asset in the consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively.

(**)	Includes notes receivable from related parties of $2.3 million and $4.3 million, net of current portion, as of January 3, 2010 and December 28, 2008, respectively. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further details.

Notes receivable at fair value.  The key assumptions, estimates and criteria used in the determination of the estimated fair value of the notes receivable are primarily unobservable level three inputs, which are casino opening dates, pre- and post-opening date interest rates, discount rates and probabilities of projects opening. The estimated casino opening dates used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflect the weighted-average of three scenarios: a base case (which is based on our forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

The following table provides the key assumptions used to value the notes receivable from the Jamul and Iowa Tribes at estimated fair value (dollars in thousands):

	Jamul Tribe
	As of January 3, 2010	As of December 28, 2008

Face value of note (principal and interest)	$54,911	$49,171
	($36,507 principal and $18,404 interest)	($33,567 principal and $15,604 interest)
Estimated months until casino opens (weighted-average of three scenarios)(*)	66 months	64 months
Projected interest rate until casino opens	8.00%	6.45%
Projected interest rate during the loan repayment term	10.40%	8.32%
Discount rate(*)	21.00%	23.50%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)(*)	50%	50%

(*)	During 2009, Lakes decreased the discount rate to 21.00% for this project because improvements in the credit markets resulted in lower required rates of return. The probability rate of the casino opening remains at 50% as the Jamul Casino project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

	Iowa Tribe
	As of January 3, 2010	As of December 28, 2008

Face value of note (principal and interest)	$6,218	$5,660
	($4,970 principal and $1,248 interest)	($4,734 principal and $926 interest)
Estimated months until casino opens	36 months	20 months
Projected interest rate until casino opens	7.03%	5.93%
Projected interest rate during the loan repayment term	9.59%	6.24%
Discount rate(*)	16.00%	18.50%
Repayment terms of note	24 months	24 months
Probability rate of casino opening(**)	75%	85%

(*)	During 2009, Lakes decreased the discount rate to 16.00% for this project because improvements in the credit markets resulted in lower required rates of return.

(**)	Due to continued delays, Lakes has lowered its estimation of probability of opening to 75%.

See also the discussion below included under the caption “Description of each Indian casino project and evaluation of critical milestones”.

The following table represents a sensitivity analysis prepared by Lakes as of January 3, 2010 on the notes receivable from the Jamul Tribe and Iowa Tribe’s Ioway Casino, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Estimated Fair	Sensitivity Analysis
	Value Notes	5% Less	One Year		5% Increased	One Year
	Receivable	Probable	Delay	Both	Probability	Sooner	Both
	(In thousands)

Jamul Tribe	$9,761	$8,303	$8,249	$7,274	$10,482	$10,670	$11,887
Iowa Tribe	3,493	3,264	3,233	3,018	3,730	3,782	4,034

	$13,254	$11,567	$11,482	$10,292	$14,212	$14,452	$15,921

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

The following represents the nature of the advances to the tribes for projects under development (the Jamul Tribe and the Iowa Tribe), which represent the principal amount of the notes receivable, as of January 3, 2010 and December 28, 2008 (in thousands).

	As of January 3, 2010
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$35,557	$3,860	$39,417
Note receivable, land(b)	950	1,110	2,060

	$36,507	$4,970	$41,477

	As of December 28, 2008
	Jamul	Iowa
Advances Principal Balance	Tribe	Tribe	Total

Note receivable, pre-construction(a)	$32,617	$3,746	$36,363
Note receivable, land(b)	950	988	1,938

	$33,567	$4,734	$38,301

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe and Iowa Tribe as of January 3, 2010 and December 28, 2008 (in thousands):

	January 3,	December 28,
Jamul Tribe	2010	2008

Monthly stipend	$6,357	$5,687
Construction	2,454	2,102
Legal	4,873	4,598
Environmental	2,339	2,292
Design	15,770	14,324
Gaming license	1,067	917
Lobbyist	2,697	2,697

	$35,557	$32,617

	January 3,	December 28,
Iowa Tribe	2010	2008

Construction	$253	$253
Legal	266	252
Environmental	4	—
Design	3,312	3,216
Gaming license	25	25

	$3,860	$3,746

Evaluation of impairment related to long-term assets related to Indian casino projects, excluding the notes receivable.  Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment based on the estimated undiscounted cash flows from the applicable management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects, were to exceed the undiscounted cash flow, an impairment loss would be recorded, based on the difference between the estimated fair value and carrying value of the assets.

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

The primary assumptions included within management’s financial model for the Jamul Casino project and the Ioway Casino project are as follows:

	Jamul Tribe		Iowa Tribe
	January 3,	December 28,	January 3,	December 28,
	2010	2008	2010	2008

No. of Class II electronic gaming devices	1,000	1,000	825	1,200
No. of Table games	20	20	25	20
No. of Poker tables	5	5	—	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172	$170	$232
Win/Table game/day — 1st year	$471	$471	$450	$1,171
Win/Poker table/day — 1st year	$312	$312	$—	$529

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

Description of each Indian casino project and evaluation of critical milestones

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

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $61 million furniture, furnishings and equipment financing as of January 3, 2010 and a minimum monthly priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

During 2009, Lakes became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Lakes’ entity that holds the rights to the management fees earned by Lakes from the Red Hawk Casino operations.

During 2009, Lakes became obligated to pay to Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

See Note 17 to the consolidated financial statements for further discussion.

Jamul Tribe

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”).

In September 2008, the BIA notified the Jamul Tribe that an access road on its land had been approved as an Indian Reservation Road (“IRR”), which would allow the Jamul Tribe to construct a second potential access point to the reservation without the need for a permit from County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans viewed this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. After losing a motion to dismiss, CalTrans denied the allegations. The parties subsequently reached an agreement whereby the Jamul Tribe dismissed its lawsuit and CalTrans removed its contention that it could restrict access to the reservation, and agreed to work positively with the Jamul Tribe to expeditiously process the encroachment permit application. Traffic, environmental, engineering and other required studies are now underway as the Jamul Tribe works toward completing the environmental analysis necessary for the encroachment permit application.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal 2009, fiscal 2008, and fiscal 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	January 3, 2010	December 28, 2008	December 30, 2007
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	No, see discussion below regarding the federal complaint filed by the Jamul Tribe against CalTrans.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as January 2015.

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

Cimarron Casino.  Lakes has entered into a separate gaming consulting agreement (the “Cimarron Consulting Agreement”) and management contract (the “Cimarron Management Contract”) with the Iowa Tribe with respect to the Cimarron Casino. Lakes has been operating under the Cimarron Management Contract since mid-2006 after it was approved by the NIGC. Prior to that time, Lakes operated under the Cimarron Consulting Agreement and earned a flat monthly fee of $50,000. The annual fee under the Cimarron Management Contract is 30% of net income in excess of $4 million. The Cimarron Casino features approximately 370 electronic gaming machines.

Arrangement with Consultant.  Lakes has an agreement with Kevin Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent of the incremental total net income or 20% of Lakes’ 30% share). This agreement provides that payments will be due to Mr. Kean when Lakes is paid by the Iowa Tribe, assuming he has been found suitable by the NIGC. To date, Mr. Kean has not been found suitable and pursuant to his consulting agreement, Mr. Kean is not entitled to any fees retroactive if he is found suitable.

Our evaluation of the Ioway Casino Resort.  The following table outlines the status of each of the following primary milestones necessary to complete the Ioway Casino Resort as of the end of fiscal 2009, fiscal 2008 and fiscal 2007. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones:

	January 3, 2010	December 28, 2008	December 30, 2007
Federal recognition of the tribe	Yes	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin. Due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. Approval from the BIA was obtained in January 2009 for 60 acres of the 74-acre allotment. The remaining 14 acres still require BIA approval. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.	Yes, the Iowa Tribe has members that own a 74-acre allotment on US Route 66 midway between the access points to Warwick and Chandler, Oklahoma from I44. The Iowa Tribe has obtained the rights to purchase and/or lease substantially all of this parcel from the allottees. An additional 100 acres of fee land has been optioned to provide the necessary site area for the beginning of the project before the casino resort development can begin.

Usable land placed in trust by Federal government	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.	Yes, the Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. These transactions will need to be approved by the BIA.

Usable county agreement, if applicable	N/A	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	Yes	Yes	Yes

	January 3, 2010	December 28, 2008	December 30, 2007
NIGC approval of management contract in current and desired form	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.	No, submitted to the NIGC for review on April 22, 2005. An EA was prepared and on September 12, 2007, the NIGC issued their notice of approval of a Finding Of No Significant Impact (“FONSI”) for the EA. The 30 day public comment period for the FONSI ended on November 2, 2007 without any comment from the public. The expiration of the comment period now allows the NIGC to approve the management contract. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. There have been no comments on the consulting agreement from the NIGC and is therefore considered operative.

Resolution of all litigation and legal obstacles	None at this time.	None at this time.	None at this time.

Financing for construction	No, however, preliminary discussions with lending institutions have occurred, but financing is uncertain due to changes in the economic environment and credit markets.	No, however, preliminary discussions with lending institutions have occurred.	No, however, preliminary discussions with lending institutions have occurred.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	No others known at this time by Lakes.	No others known at this time by Lakes.	No others known at this time by Lakes.

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

The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. In January 2009, the BIA granted approval on the purchase of a 60-acre allotment. The remaining transactions for the final 14 acres still require BIA approval. However, due to continued delays in approval of the additional 14 acres, the Iowa Tribe is proceeding with design plans for the construction of the project on the approved 60 acres. Lakes submitted its management contract with the Iowa Tribe for the Ioway Casino Resort to the NIGC for review in 2005. The NIGC has stated that it is waiting for the BIA to approve all land leases before it will issue an opinion on the management contract. In addition, uncertainty exists surrounding the development of this project due to changes in the economic environment and credit markets. Subject to availability of financing for the project, the Ioway Casino Resort could open as early as the spring of 2013.

Recently issued accounting pronouncements

No recently issued accounting pronouncements not yet adopted are expected to have a material impact on our future consolidated financial position, results of operations or cash flows.

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

Our cash is not subject to significant interest rate risk due to the short maturities of these instruments. As of January 3, 2010, the carrying value of our cash approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under FFELP. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash or cash equivalents.

On November 3, 2008, we accepted an offer from UBS granting us nontransferable rights to sell our ARS held by UBS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012 (the “Rights”). We expect to sell our ARS under the Rights. However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS. UBS’s obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. During 2008, we entered into a Credit Line with UBS which is secured by our ARS held at UBS and is due and payable on demand and bears interest at 30-day LIBOR plus 100 basis points.

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

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of January 3, 2010, we had $66.0 million of notes receivable, with a floating interest rate (principal amount of $112.1 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.9 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of January 3, 2010 and December 28, 2008	49
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007	50
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007	51
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 3, 2010, December 28, 2008 and December 30, 2007	52
Notes to Consolidated Financial Statements	53

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of January 3, 2010, and December 28, 2008, and the related consolidated statements of earnings (loss) and comprehensive earnings (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended January 3, 2010. We also have audited the Company’s internal control over financial reporting as of January 3, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting, based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 3, 2010, and December 28, 2008, and the consolidated results of its operations and cash flows for each of the years in the three-year period ended January 3, 2010, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada
March 17, 2010

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 3,	December 28,
	2010	2008
	(In thousands)

ASSETS
Current assets:
Cash	$3,751	$6,170
Accounts receivable	1,457	2,407
Current portion of notes receivable from Indian casino projects	6,671	9,151
Deferred tax asset	111	—
Investment securities, including rights	24,317	—
Other	2,367	1,232

Total current assets	38,674	18,960

Property and equipment, net	5,334	5,585

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	46,100	44,002
Notes receivable at fair value	13,254	10,703
Intangible assets, net of accumulated amortization of $20.1 and $9.7 million	45,064	47,586
Land held for development	1,813	1,810
Other	4,324	4,781

Total long-term assets related to Indian casino projects	110,555	108,882

Other assets:
Investment securities, including rights	—	26,544
Investment in unconsolidated investees	12,441	—
Land held for development	4,900	5,400
Deferred taxes and other	1,833	73

Total other assets	19,174	32,017

Total assets	$173,737	$165,444

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$16,346	$18,152
Non-revolving line of credit payable	2,000	—
Current portion of contract acquisition costs payable, net of $2.1 and $1.1 million discount	2,232	2,089
Income taxes payable	17,069	16,241
Accounts payable	637	531
Accrued payroll and related	890	1,745
Other accrued expenses	927	1,383

Total current liabilities	40,101	40,141

Long-term liabilities:
Non-revolving line of credit payable	—	2,000
Contract acquisition costs payable, net of current portion and $4.1 and $1.4 million discount	10,197	5,253

Long-term liabilities	10,197	7,253

Total liabilities	50,298	47,394

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,328 and 26,237 common shares issued and outstanding	263	262
Additional paid-in capital	202,767	201,082
Deficit	(79,591)	(83,294)

Total shareholders’ equity	123,439	118,050

Total liabilities and shareholders’ equity	$173,737	$165,444

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss)
For the Fiscal Years ended January 3, 2010, December 28, 2008, and December 30, 2007

	2009	2008	2007
	(In thousands, except per share data)

Revenues:
Management fees	$26,161	$24,269	$6,645
License fees	59	61	95

Total revenues	26,220	24,330	6,740

Costs and expenses:
Selling, general and administrative	14,204	15,258	17,768
Ohio initiative costs	28	28,749	—
Impairment losses	4,166	23,962	331
Amortization of intangible assets related to Indian casino projects	10,417	6,856	2,806
Depreciation	279	336	370

Total costs and expenses	29,094	75,161	21,275

Net unrealized gains (losses) on notes receivable	1,875	(17,836)	7,229

Loss from operations	(999)	(68,667)	(7,306)

Other income (expense):
Interest income	8,033	985	6,772
Interest expense	(2,014)	(1,551)	(951)
Equity in loss of unconsolidated investee	(248)	—	—
Loss on extinguishment of debt	—	—	(3,830)
Other	351	316	—

Total other income (expense), net	6,122	(250)	1,991

Earnings (loss) from continuing operations before income taxes	5,123	(68,917)	(5,315)
Income tax provision	1,420	9,108	2,399

Earnings (loss) from continuing operations	3,703	(78,025)	(7,714)
Discontinued operations, net of tax (net of $5.2 million and $3.7 million allocated to the prior noncontrolling interest)	—	(8,298)	(5,890)

Net earnings (loss)	3,703	(86,323)	(13,604)

Stock warrant inducement discount	—	—	1,444

Net earnings (loss) applicable to Lakes Entertainment, Inc.	$3,703	($86,323)	($15,048)

Other comprehensive earnings (loss):
Unrealized gains on securities, net of tax, from discontinued operations	—	—	63
Change in estimated fair value of derivative	—	—	409

Other comprehensive earnings (loss)	$3,703	($86,323)	($14,576)

Weighted-average common shares outstanding
Basic	26,327	25,201	23,948
Diluted	26,411	N/A	N/A
Earnings (loss) applicable to Lakes Entertainment, Inc. per share (basic & diluted)
Earnings (loss) — continuing operations	$0.14	($3.10)	($0.38)
Loss — discontinued operations	—	(0.33)	(0.25)

Earnings (loss) per share	$0.14	($3.43)	($0.63)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Fiscal Years ended January 3, 2010, December 28, 2008, and December 30, 2007

	2009	2008	2007
	(In thousands)
OPERATING ACTIVITIES:
Net earnings (loss)	$3,703	($86,323)	($13,604)
Loss from discontinued operations	—	(8,298)	(5,890)

Earnings (loss) from continuing operations	3,703	(78,025)	(7,714)

Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation	279	336	370
Amortization of debt issuance costs	32	5	128
Decrease in estimated fair value of warrant liability	—	—	(2,272)
Accretion of contra note receivable	(3,321)	—	—
Mark to market, trading securities	(223)	231	—
Amortization of intangible assets related to Indian casino projects	10,417	6,856	2,806
Equity in loss of investee	248	—	—
Share-based compensation	445	549	2,301
Loss on extinguishment of debt	—	—	2,783
Impairment losses	4,166	23,962	331
Net unrealized losses (gains) on notes receivable	(1,875)	17,836	(8,290)
Deferred income taxes	(1,905)	4,878	1,370
Changes in operating assets and liabilities:
Accounts receivable	950	(1,596)	(28)
Other current assets	(636)	(1,135)	—
Income taxes payable	828	(128)	731
Accounts payable	30	115	(190)
Accrued expenses	(1,311)	357	149

Net cash provided by (used in) continuing operations	11,827	(25,759)	(7,525)
Net cash used in discontinued operations	—	(20,772)	(8,002)

Net cash provided by (used in) operating activities	11,827	(46,531)	(15,527)

INVESTING ACTIVITIES:
Purchase of securities	—	(7,650)	(64,734)
Sale/redemption of securities	2,450	11,450	62,759
Proceeds from sale of land held for development	—	—	9,407
Investment in unconsolidated investees	(12,689)	—	—
Increases in long-term assets related to Indian casino projects, net	(9,030)	(6,229)	(17,560)
Advances on notes receivable	(3,196)	(1,117)	(3,000)
Purchase of property and equipment	(22)	(142)	(1,417)
Collection on notes receivable	3,722	1,762	6,888
Increase in other long-term assets	(2)	38	(18)

Net cash used in continuing operations	(18,767)	(1,888)	(7,675)
Net cash provided by discontinued operations	—	20,772	3,386

Net cash provided by (used in) investing activities	(18,767)	18,884	(4,289)

FINANCING ACTIVITIES:
Repayment of line of credit	(2,598)	(351)	—
Decrease in restricted cash	—	—	12,737
Repayment of long-term debt	—	—	(105,000)
Cash proceeds from sale of notes receivable	—	—	102,114
Cash proceeds from issuance of common stock	345	7,133	10,103
Proceeds from borrowings	792	20,503	—
Contract acquisition costs payable	5,087	(1,903)	(756)
Debt issuance costs	—	(61)	—
Tax benefit from stock option exercises	895	3,100	—

Net cash provided by continuing operations	4,521	28,421	19,198
Net cash provided by discontinued operations	—	—	107

Net cash provided by financing activities	4,521	28,421	19,305

Net increase (decrease) in cash	(2,419)	774	3,998
Cash — beginning of period	6,170	5,396	1,398

Cash — end of period	$3,751	$6,170	$5,396

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,945	$1,511	$—

Income taxes	$1,609	$1,251	$79

Noncash investing and financing activities:
Acquisitions of long-term assets — advances related to Indian casino projects financed by vendors with accounts payable	$75	$394	($3,273)

Acquisitions of land held for development financed by vendors with accounts payable	$—	($13)	($28)

Noncash distribution of WPTE, Inc. stock	$—	$13,737	$—

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended January 3, 2010, December 28, 2008, and December 30, 2007

							Accumulated
							other	Total
	Preferred stock		Common stock		Additional	Retained	comprehensive	shareholders’
	Shares	Amount	Shares	Amount	paid-in capital	earnings (deficit)	earnings (loss)	equity
	(In thousands)

2007
Balances, December 31, 2006	4,458	$45	22,949	$229	$171,710	$33,250	($458)	$204,776
Other comprehensive earnings							472	472
Issuance of stock on options exercised — net			317	3	1,872			1,875
Subsidiary stock options issued to consultants and employees					1			1
Effect of share-based compensation					4,414			4,414
Cumulative effect of adoption of new accounting principle						(1,436)		(1,436)
Warrants issued in connection with debt					4,988			4,988
Stock warrant conversion and warrant inducement discount			1,250	13	8,215	(1,444)		6,784
Net change in equity related to minority interest					(972)			(972)
Net loss						(13,604)		(13,604)

Balances, December 30, 2007	4,458	45	24,516	245	190,228	16,766	14	207,298

2008
Other comprehensive loss							(539)	(539)
Retirement of preferred stock	(4,458)	(45)			45			—
Issuance of stock on options exercised — net			1,721	17	7,116			7,133
Effect of share-based compensation					1,145			1,145
Tax benefit from stock option exercises					3,100			3,100
Net change in equity related to minority interest					(552)		525	(27)
Noncash distribution of WPTE shares						(13,737)		(13,737)
Net loss						(86,323)		(86,323)

Balances, December 28, 2008	—	—	26,237	262	201,082	(83,294)	—	118,050

2009
Issuance of stock on options exercised — net			91	1	345			346
Effect of share-based compensation					445			445
Tax benefit from stock option exercises					895			895
Net earnings						3,703		3,703

Balances, January 3, 2010	—	$—	26,328	$263	$202,767	($79,591)	$—	$123,439

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business:

Overview.  Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) develops, finances and manages Indian-owned casino properties. Lakes currently has development and management or financing agreements with four separate tribes for casino operations in Michigan, California, and Oklahoma for a total of five separate casino projects as follows:

•	Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 70 table games, a 15-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines and gaming devices, 75 table games, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade. To provide direct freeway access to the Red Hawk Casino, an affiliate of the Shingle Springs Tribe constructed a dedicated inter-change on U.S. Highway 50.

•	Lakes is managing the Cimarron Casino for the Iowa Tribe in Perkins, Oklahoma, a federally recognized Indian Tribe, and the Iowa Tribe of Oklahoma, a federally-chartered corporation (collectively, the “Iowa Tribe”) in Perkins, Oklahoma, under a seven-year management contract, which commenced in 2006. The Cimarron Casino features approximately 370 electronic gaming machines and a food and beverage outlet.

•	Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and Lakes has recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and we currently expect to continue our involvement with this project.

•	Lakes has a consulting agreement and management contract with the Iowa Tribe in connection with developing, equipping and managing a casino resort which is planned to be built near Route 66 and approximately 25 miles northeast of Oklahoma City, Oklahoma (the “Ioway Casino Resort”). The Iowa Tribe is currently leasing and acquiring land from tribal members, which is held in trust for the individual tribal members by the United States Government. This project has been delayed due to various issues related to current economic conditions and regulatory approvals.

Lakes has also explored, and continues to explore, other casino development projects. An overview of the non-Indian projects are as follows:

•	In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. In February 2010, the Kansas Lottery Commission approved the management contract which is now awaiting final approval by the Kansas Gaming Review Board.

•	In October 2009, Lakes entered into agreements with Penn Ventures, LLC (“Penn Ventures”) and Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio (“Referendum”), which passed on November 3, 2009. Lakes funded approximately $4.3 million related to this referendum effort.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. Lakes also intends to contribute capital to entity to be formed in collaboration with Penn Ventures for the development of casinos in Columbus and Toledo. In March 2010, Lakes entered into an agreement with Quest Media Group, LLC (“Quest”) pursuant to which Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Penn Ventures and Rock during 2009 and with MYOHIONOW.COM, LLC in 2008. The fee will be based on a percentage of distributions Lakes receives from an entity to be formed in collaboration with Penn Ventures and Rock Ohio Ventures less amounts funded by Lakes to Penn Ventures, Rock Ohio Ventures and MYOHIONOW.COM, plus interest, during the Referendum efforts in 2008 and 2009.

•	Lakes has received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. The assets associated with the Vicksburg project have been deemed impaired and are carried at their estimated fair value of $4.9 million as of January 3, 2010.

•	In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC, where Lakes agreed to perform certain development and management services for a proposed casino located in Tunica, Mississippi. In exchange for its services, Lakes will receive a financing fee, a monthly fee and an annual incentive based on earnings.

On October 1, 2008, Lakes’ Board of Directors declared a noncash dividend consisting of all of the shares of WPTE then owned by Lakes. Lakes previously owned 12,480,000 or approximately 61% of the outstanding common stock of WPTE, a separate publicly-held media and entertainment company The record date for the dividend was October 24, 2008, which established the shareholders of record entitled to the dividend, thereby allowing the determination of the ratio of WPTE shares to be distributed per Lakes share. The date of distribution was November 21, 2008. Operations of WPTE after the date of distribution are not included in Lakes’ consolidated results of operations, and historical operating results of WPTE up to that date are presented as discontinued operations (Note 3).

Significant customers and concentrations of credit risk.  Fees earned for services related to the Red Hawk Casino in 2009, the Four Winds Casino Resort and the Cimarron Casino in 2009, 2008 and 2007 were in excess of ten percent of consolidated revenues in the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss). The recent decline in general economic conditions in the United States may negatively impact the local economic conditions near the casinos we manage and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes development projects.

The financial instruments that subject the Company to concentrations of credit risk consist principally of its auction rate securities (“ARS”) investments (Notes 4 and 5), notes receivable due from Indian tribes (Note 6), and accounts receivable in connection with Indian casino management contracts. The notes receivable consist of both open and development projects and are primarily with the Shingle Springs Tribe. Lakes manages the risk on open projects and related accounts and notes receivable by overseeing the day-to-day management of operations and evaluating collectability (need for allowance for doubtful collection and possible charge-off) of the accounts and notes receivable based upon operational performance on a case by case basis. For development projects, Lakes monitors the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event any of the receivables become uncollectible, the maximum losses to be sustained would be the carrying value of the receivables, plus the net carrying value of the related unamortized intangible assets (Note 16 regarding tribal commitments).

2.	Summary of significant accounting policies:

Use of estimates.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities and disclosures at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next year relate to valuation and realizability of investment in ARS, revenue, valuation and the realizability of notes receivable and other long-term assets related to Indian casino projects, income tax liabilities, and deferred income tax asset valuation allowances.

Year end.  The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss) ended on January 3, 2010 (“fiscal 2009), December 28, 2008 (“fiscal 2008”), and December 30, 2007 (“fiscal 2007”).

Basis of presentation.  The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned subsidiaries. Investments in entities that the Company does not control, but has significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company balances and transactions have been eliminated in consolidation.

Subsequent events.  Management has evaluated the accompanying consolidated financial statements for subsequent events through the date this Annual Report on Form 10-K was filed with the SEC, and have included the necessary subsequent events in the consolidated financial statements and accompanying footnotes.

Revenue recognition.  Revenue from the management, development, financing of, and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-term assets related to Indian casino projects.”

Investment securities.  Investment securities are comprised of investments in ARS, all of which are held by UBS Financial Services, Inc. (“UBS”) and are accounted for as trading securities under the provisions of ASC 320, Investments — Debt and Equity Securities. We also have the nontransferable right (the “Rights”) to sell the ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The Rights represent a free standing asset separate from the ARS. The Rights do not meet the definition of a derivative instrument under ASC 815, Derivatives and Hedging. Therefore, we measure the Rights at estimated fair value based on Level 3 inputs under ASC 825, Financial Instruments (“ASC 825”), which permits us to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. We expect that future changes in the estimated fair value of the Rights will approximate fair value movements in the related ARS. Gains and losses are reported as interest income in the consolidated statements of operations.

Prior to accepting the offer from UBS in November 2008 that gave the Company the Rights (Notes 4 and 5), the Company had classified its investments in ARS as available for sale, which were stated at estimated fair value, with unrealized gains and losses reported as a component of accumulated other comprehensive earnings (loss).

Investment in unconsolidated investees.  Investments in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the carrying value of the investments in these companies. The cost method investment is subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and equipment.  Property and equipment (Note 8) is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building	40 years
Furniture and equipment	3-7 years

Long-term assets related to Indian casino projects

Notes receivable (Note 6).  Lakes has formal procedures governing its evaluation of opportunities for potential Indian-owned casino development projects that it follows before entering into agreements to provide financial support for the development of these projects. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. Lakes’ management initially evaluates the following factors involving critical milestones that affect the probability of developing and operating a casino:

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

Lakes accounts for its notes receivable from the tribes as in-substance structured notes. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from their operations. However, in the event its development activity is terminated prior to completion, Lakes generally retains the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value (Note 6) at each balance sheet date until the casino opens using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in Lakes’ consolidated statement of earnings (loss) and comprehensive earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Such notes would then be periodically evaluated for impairment.

Intangible assets related to Indian casino projects (Note 7).  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the assets. Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casino opens. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties.

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

Other (Note 7).  Included in this category are reimbursable costs incurred related to the Indian casino projects that have not yet been included as part of the notes receivable because of timing of the payment of these costs. When paid, these amounts will be allocated between notes receivable and intangible assets related to the acquisition of the management, development, consulting or financing contracts and will be evaluated periodically for changes in estimated fair value or impairment, respectively, as described above. These amounts vary from period to period due to timing of payment of these costs. Also included in this category are receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects (Note 17).

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-based compensation expense (Note 14).  Lakes uses the Black-Scholes option pricing method to establish the fair value of share-based awards. Lakes determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to January 3, 2010. Management believes historical data is reasonably representative of future exercise behavior.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants is reduced for estimated forfeitures, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Lakes’ management has reviewed the historical forfeitures which have been minimal, and as such presently amortizes the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following assumptions were used to estimate the fair value of stock options:

	For the Fiscal Year Ended
	2009	2008	2007

Expected dividend yield	—	—	—
Risk-free interest rate	3.06%	3.78%	4.52%
Expected term (in years)	7.7 years	8.2 years	8.2 years
Expected volatility	84.08%	52.48%	51.29%

Income taxes (Note 13).  The determination of the Company’s income tax-related account balances requires the exercise of significant judgment by management. Accordingly, the Company determines deferred tax assets and liabilities based upon the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Management assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

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

Earnings (loss) applicable to Lakes Entertainment, Inc. per share.  For all periods, basic earnings (loss) applicable to Lakes Entertainment, Inc. per share (“EPS”) is calculated by dividing net earnings (loss) applicable to Lakes Entertainment, Inc. by the weighted average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) applicable to common shareholders by the weighted average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to common shareholders per share of 739,143 and 2,862,964 shares in fiscal 2009 and fiscal 2008, respectively, were not included in a computation of diluted earnings applicable to Lakes Entertainment, Inc. per share because the effects would have been anti-dilutive for the periods presented.

Reclassifications.  Certain immaterial reclassifications have been made to the fiscal 2008 and fiscal 2007 consolidated financial statements to conform to the fiscal 2009 presentation.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenues, net earnings (loss) before income taxes and income taxes have been derived from historical financial information and reported in discontinued operations as follows (in thousands):

	For the Fiscal Year Ended
	2008	2007

Revenues	$14,068	$21,712
Net earnings (loss) before income taxes	($8,295)	($5,960)
Income taxes	(3)	70
Discontinued operations	($8,298)	($5,890)

There were no assets and liabilities of discontinued operations included in the Consolidated Balance Sheets as of January 3, 2010 or December 28, 2008.

4.	Investment securities

The Company’s investment portfolio is comprised of investments in ARS, all held by UBS. The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). See also Note 11 for a discussion of Lakes’ credit line agreement with UBS. We also have the nontransferable right to sell our ARS (the “Rights”), at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $24.3 million. The Rights represent a free standing asset separate from the ARS. UBS’ obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. Upon acceptance of the offer from UBS in November 2008, the Company recorded $4.3 million as the estimated fair value of the Rights with a corresponding credit to interest income in the Consolidated Statements of Earnings (Loss).

Unrealized gains of $2.0 million for the year ended January 3, 2010 were recognized as Interest income in the Consolidated Statement of Earnings (Loss).

As of January 3, 2010 and December 28, 2008, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Losses	Value

Auction rate securities at January 3, 2010	$24,325	($2,489)	$21,836
Auction rate securities at December 28, 2008	26,775	(4,532)	22,243

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Fair value of financial instruments and measurements

Fair value is a market-based measurement rather than an entity-specific measurement and the fair value hierarchy makes a distinction between assumptions developed based on market data obtained from independent sources (observable inputs) and the reporting entity’s own assumptions (unobservable inputs). This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The Company’s financial instruments consist of cash, accounts receivable, investments in securities, notes receivable and other long-term assets from Indian Tribes, equity and cost method investments, accounts payable, contract acquisition costs payable and lines of credit.

For the Company’s cash, accounts receivable, accounts payable and lines of credit payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. Investments in unconsolidated investees are accounted for under the equity or cost method (Note 10). The methods used in estimating the fair value of Company’s note receivable from the Shingle Springs Tribe (Note 5), other long-term assets from Indian Tribes (Note 6) and contract acquisition costs payable (Note 12) are discussed in the referenced footnotes to the consolidated financial statements.

Investments in ARS and Rights, and in notes receivable from Indian Tribes for projects under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability, including estimated cash flows and valuation metrics.

The following is a list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation models by asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	January 3,	December 28,
	2010	2008

ARS (Note 4)	$21,836	$22,243
Rights (Note 4)	2,481	4,301
Notes receivable from Indian Tribes (Note 6)	13,254	10,703

	$37,571	$37,247

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying value of these asset types follows (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Balances, December 30, 2007	$26,775	$—	$78,795	$105,570
Total realized and unrealized gains (losses):
Gains (losses) included in earnings	(4,532)	4,301	—	(231)
Unrealized losses on notes receivable	—	—	(17,836)	(17,836)
Advances, net of allocation to intangible, other	—	—	2,897	2,897
Transfers out of level 3	—	—	(53,153)	(53,153)

Balances, December 28, 2008	22,243	4,301	10,703	37,247
Total realized and unrealized gains (losses):
Gains (losses) included in earnings	2,043	(1,820)	—	223
Unrealized gains on notes receivable, net	—	—	1,875	1,875
Settlements (at par)	(2,450)	—	—	(2,450)
Advances, net of allocation to intangible, other	—	—	676	676

Balances, January 3, 2010	$21,836	$2,481	$13,254	$37,571

To value the Company’s ARS portfolio, the Company utilizes valuation models based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may affect the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions that affect the liquidity of the ARS. See also Note 11 for a discussion of Lakes’ agreement with UBS.

The Rights are a free standing asset separate from the ARS, and represent the Company’s contractual right to require UBS to purchase the Company’s ARS at par value during the period of June 30, 2010 through July 2, 2012. To determine the estimated fair value of the Rights, the Company utilized valuation models based on management’s estimates of expected cash flow streams, intrinsic value, and the credit worthiness of UBS.

To value the Company’s notes receivable from Indian tribes, the Company utilizes valuation models based on management’s estimates of expected cash flow streams, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates, and discount rates. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is also considered. The probability estimate applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but at different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones acheived and likelihood of achieving the remaining milestones.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Land held for development (Note 9) is measured at estimated fair value on a nonrecurring basis using unobservable (Level 3) inputs that that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.

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

Information with respect to the long-term notes receivable, net of current portion, activity is summarized in the following table (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe(*)	Tribe	Tribe	Total

Balances, January 1, 2007	$100,544	$40,912	$20,754	$2,098	$164,308
Advances	—	5,321	5,606	2,639	13,566
Sale of Pokagon Band notes receivable	(102,114)	—	—	—	(102,114)
Allocation of advances to intangible assets	—	(1,536)	(2,212)	(641)	(4,389)
Consulting contracts	—	—	—	195	195
Changes in estimated fair value	1,570	8,895	(2,742)	(494)	7,229

Balances, December 30, 2007	—	53,592	21,406	3,797	78,795
Advances, net	—	1,880	3,452	260	5,592
Allocation of advances to intangible assets	—	(426)	(2,116)	(78)	(2,620)
Consulting contracts	—	—	—	(75)	(75)
Current portion of notes receivable	—	(9,151)	—	—	(9,151)
Changes in estimated fair value	—	(1,893)	(15,626)	(317)	(17,836)

Balances, December 28, 2008	—	44,002	7,116	3,587	54,705
Advances, net	—	—	2,941	235	3,176
Repayments	—	(3,723)	—	—	(3,723)
Accretion of note receivable discount	—	3,321	—	—	3,321
Allocation of advances to intangible assets	—	—	(2,412)	(88)	(2,500)
Current portion of notes receivable	—	2,500	—	—	2,500
Changes in estimated fair value	—	—	2,116	(241)	1,875

Balances, January 3, 2010	$—	$46,100	$9,761	$3,493	$59,354

(*)	The Company’s management estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivables

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the amount contractually due under the notes is being amortized into income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment.

Pokagon Band.  On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the accompanying consolidated statements of earnings (loss) and comprehensive earnings (loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million in 2007 as a result of the consummation of the participation agreement. This participation was accounted for as a sale and does not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes has no continuing rights or obligations related to the loans and is isolated, even in default, from liability.

Shingle Springs Tribe.  On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund construction of the Red Hawk Casino and a dedicated inter-change off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to complete the Red Hawk Casino project. Under the development agreement, as amended, Lakes made pre-construction advances to the Shingle Springs Tribe of which $70.7 million remain outstanding as of January 3, 2010. In addition, Lakes made advances of $8.8 million associated with the land purchases which were repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are estimated to be repaid over the original seven-year term at the stated interest rate of Prime plus 2% (5.25% as of January 3, 2010). The estimated effective interest rate of the notes as of January 3, 2010 is approximately 16.1%. Principal and interest payments are scheduled to be made on a monthly basis. If; however, net revenues (as defined in the management and development agreement) from the project are insufficient, payments can be deferred. Lakes classifies principal amounts expected to be received within the next fiscal year, as current portion of notes receivable from casino projects on the Consolidated Balance Sheets.

Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, various debt with interest accrued thereon, management fee due to Lakes, and other obligations, and the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous year of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes would immediately become due and payable.

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

The terms and assumptions used to value Lakes’ notes receivable at estimated fair value at December 17, 2008, the opening date, and as of December 30, 2007 follow:

	As of December 17, 2008	As of December 30, 2007

Face value of note (principal and interest)(*)	$74,372	$67,585
	($49,512 principal and	($47,632 principal and
	$24,860 interest)	$19,953 interest)
Estimated months until casino opens (weighted average of three scenarios)	—	12 months
Projected interest rate until casino opens	—	9.12%
Projected interest rate during the loan repayment term	6.41%	10.16%
Discount rate	18.50%	15.00%
Repayment terms of note	84 months	84 months
Probability rate of casino opening (weighting of four scenarios)	100%	95%

(*)	Face value advances on the transition loan of $70.7 million, including accrued interest, remains outstanding as of January 3, 2010.

The carrying value of Lakes’ note receivable from the Shingle Springs Tribe was $52.8 million, net of unamortized discount of $17.9 million, as of January 3, 2010. Management estimates the fair value of this financial instrument as of January 3, 2010, to be approximately $50.8 million using a discount rate of 19% and a remaining term of 72 months.

Jamul Tribe.  The Jamul Casino is planned to be built on the Jamul Tribe’s existing six acres of reservation land. Reservation land qualifies for gaming without going through a land-in-trust process. Under the form of tribal-state compact first signed by the State of California (the “State”) with the Jamul Tribe in 1999, the Jamul Tribe is allowed to operate up to 350 Class III slot machines without licenses from the State. This form of compact also allows California tribes to operate additional Class II electronic gaming devices. Under these tribal-state compacts, there is a State-wide limitation on the aggregate number of Class III slot machine licenses that are available to tribes. Certain tribes have entered into new tribal-state compacts or amendments to the 1999 form of tribal-state compact that allow them to operate an unlimited number of Class II electronic gaming devices without the need for obtaining additional licenses, subject to the payment of additional fees to the state, including in recent cases, fees based on a percentage of slot “net win.” Currently, the Jamul Tribe has not amended its tribal-state compact. If the compact is not renegotiated and amended, the Jamul Tribe believes it could either operate under their existing compacts which allow for up to 350 Class III gaming devices and an unlimited number of Class II electronic gaming devices or it could choose to operate only class II electronic gaming devices without a compact. At this time, the Jamul Tribe is proceeding with only class II electronic gaming devices. This number of gaming devices is adequate under either approach to equip the planned development; and therefore, Lakes believes the availability of additional slot licenses should not prevent the project from progressing.

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

The Jamul Tribe then submitted an application to the BIA for recognition of an access drive across its land to create an alternative means of access to the site over an Indian reservation road (“IRR”) without the need for a permit from the County. In September 2008, the BIA notified the Jamul Tribe that the alternative means of access to

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the site had been approved as an IRR. The Jamul Tribe notified CalTrans of this additional access option but due to political and regulatory issues related to the approval by CalTrans, there have been significant delays with moving forward on this project. Since December 2008, CalTrans has worked with the Jamul Tribe and has agreed to move forward with the process of approving the encroachment permit application. We currently expect an agreement to be reached between the Jamul Tribe and CalTrans during 2011.

However, Lakes believes that a near-term resolution of the access issue is not probable. The local opposition to this project has not been resolved and Lakes current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to estimate the of probability of eventual opening of this project at 50%, and adjust the estimated opening date of this project to January 2015. Lakes’ management has also decreased the discount rate to 21.0% for this project, due to the leveling financial markets during 2009, which decreased the estimate of the required yield on the notes. As a result, Lakes recorded an unrealized gain on its notes receivable of $2.1 million and an impairment loss adjustment related to the intangible assets of $2.4 million during fiscal 2009. The impairment adjustment recognized relating to the intangible asset is included in Impairment losses on the Consolidated Statements of Earnings.

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

The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of January 3, 2010	As of December 28, 2008	As of December 30, 2007

Face value of note (principal and interest)	$54,911	$49,171	$42,426
	($36,507 principal and	($33,567 principal and	($30,114 principal and
	$18,404 interest)	$15,604 interest)	$12,312 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	64 months	29 months
Projected interest rate until casino opens	8.00%	6.45%	9.12%
Projected interest rate during the loan repayment term	10.40%	8.32%	10.46%
Discount rate	21.00%	23.50%	20.00%
Repayment terms of note	120 months	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%	85%

Iowa Tribe.  Included in notes receivable are amounts advanced under a consulting / financing agreement (the “Iowa Consulting Agreement) regarding the development and financing of the Ioway Casino Resort. In addition to funding preliminary development costs, Lakes is to use reasonable efforts to assist the Iowa Tribe in obtaining permanent financing for any projects developed under the Iowa Consulting Agreement. The Iowa Consulting Agreement is expected to continue until a proposed management agreement (the “Iowa Management Agreement”) related to the Ioway Casino Resort is approved by the NIGC. Subject to certain conditions, Lakes has also agreed to make advances for the Ioway Casino Resort’s working capital requirements, if needed, upon opening of the casino. The advances are to be repaid plus interest at two percent over the prime rate from the operations of the Ioway Casino Resort. Lakes has also agreed to fund any shortfall in defined minimum monthly cash flow to be available to the Iowa Tribe and repaid without interest from available cash flow, as defined.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms and assumptions used to value Lakes’ notes receivable at estimated fair value are as follows (dollars in thousands):

	As of January 3, 2010	As of December 28, 2008	As of December 30, 2007

Face value of note (principal and interest)	$6,218	$5,660	$5,014
	($4,970 principal and	($4,734 principal and	($4,476 principal and
	$1,248 interest)	$926 interest)	$538 interest)
Estimated months until casino opens	36 months	20 months	21 months
Projected interest rate until casino opens	7.03%	5.93%	9.12%
Projected interest rate during the loan repayment term	9.59%	6.24%	9.17%
Discount rate(*)	16.00%	18.50%	15.00%
Repayment terms of note	24 months	24 months	24 months
Probability rate of casino opening(**)	75%	85%	85%

(*)	During 2009, Lakes decreased the discount rate to 16.00% for this project because improvements in the credit markets resulted in lower required rates of return. Lakes had increased the discount rate to 18.5% in 2008 because of worsening financial markets and the wider spread over treasuries which increased the estimated required yield on the notes receivable.

(**)	Due to continued delays, Lakes lowered its estimation of probability of opening to 75%.

7.	Other long-term assets related to Indian casino projects

Intangible assets.  Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Total

Balance, January 1, 2007	$23,573	$20,387	$9,760	$559	$54,279
Allocation of advances	—	1,536	2,212	641	4,389
Acquisition of contract rights	10,000	—	—	78	10,078
Amortization	(2,798)	—	—	(7)	(2,805)
Impairment losses	—	—	—	(31)	(31)

Balance, December 30, 2007	30,775	21,923	11,972	1,240	65,910
Allocation of advances	—	426	2,116	78	2,620
Acquisition of contract rights	—	—	—	—	—
Amortization	(6,715)	(133)	—	(8)	(6,856)
Impairment losses	—	—	(14,088)	—	(14,088)

Balance, December 28, 2008	24,060	22,216	—	1,310	47,586
Allocation of advances	—	—	2,412	88	2,500
Acquisition of contract rights	—	7,807	—	—	7,807
Amortization	(6,714)	(3,695)	—	(8)	(10,417)
Impairment losses	—	—	(2,412)	—	(2,412)

Balance, January 3, 2010	$17,346	$26,328	$—	$1,390	$45,064

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Based on current estimates of project opening dates and length of management and consulting contracts, the Company expects to recognize amortization expense related to these intangibles as follows (in thousands):

Fiscal year
2010	$11,139
2011	11,139
2012	8,341
2013	4,622
2014	4,621
Thereafter	5,202

$45,064

Land held for development.  Land held for development is comprised of land held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. As of January 3, 2010 and December 28, 2008, land held for development related to Indian casino projects was $1.8 million. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location at a cost of approximately $6.8 million. Due primarily to the decrease in probability of the eventual opening of this project (Note 6) the recorded value of this investment was reduced to its estimated fair value of $1.0 million as of January 3, 2010 and December 28, 2008, which resulted in an impairment charge of $5.9 million in the fourth quarter of 2008.

As of January 3, 2010 and December 28, 2008, Lakes owns approximately 139 acres of land held for development located adjacent to the Ioway Casino Resort project location. Lakes has invested $0.8 million in land held for development, which is being held for future transfer to the Iowa Tribe.

Other.  As of January 3, 2010 and December 28, 2008 these assets consisted primarily of amounts due from Mr. Kevin M. Kean. Financial instruments related to Mr. Kean had a carrying value of $2.3 million, net of current portion, and $4.3 million as of January 3, 2010 and December 28, 2008, respectively. In addition, other long-term assets include financial instruments related to the Shingle Springs Tribe of $1.5 million and zero as of January 3, 2010 and December 28, 2008, respectively (Note 17). Management estimates the fair value of the financial instruments related to Mr. Kean and the financial instruments related to the Shingle Springs Tribe to be $2.3 million and $1.5 million, respectively, as of January 3, 2010 using a discount rate of 19.00%.

8.	Property and equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	January 3,	December 28,
	2010	2008

Building	$6,497	$6,497
Furniture and equipment	2,947	2,925

	9,444	9,422
Less accumulated depreciation	(4,110)	(3,837)

	$5,334	$5,585

9.	Land held for development

At January 3, 2010 and December 28, 2008, Land held for development primarily relates to land and pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. Lakes has the option to develop the project on an approximately 400-acre site on

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land and land purchase options. A total of $9.4 million has been invested as of January 3, 2010 and December 28, 2008. However, uncertainty exists surrounding the development of this project and due to continued weakness in the economic environment and credit markets. Based on the assessment performed, land held for development has been deemed impaired. As a result, Lakes has adjusted the assets associated with the Vicksburg project to their estimated fair value of $4.9 million and $5.4 million as of January 3, 2010 and December 28, 2008, respectively. Lakes recognized an impairment of approximately $0.5 million and $4.0 million during fiscal 2009 and 2008, respectively, which is included in Impairment losses on the consolidated statements of earnings.

10.	Investment in unconsolidated investees

Equity method investment.  On September 24, 2009, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, entered into a Limited Liability Company Agreement (“LLC Agreement”) with Kansas Gaming Partners, LLC (“Kansas Partners”) and certain unrelated parties, which set forth the terms and conditions of the parties’ ownership and governance rights in Kansas Partners. Kansas Partners wholly owns Chisholm Creek Casino Resort, LLC (“Chisholm Creek”), an entity formed to develop and manage a casino in south central Kansas. The LLC Agreement initially requires that Lakes contribute $25 million in exchange for 16.67% with limited voting rights as described in the LLC Agreement.

Also on September 24, 2009, Lakes entered into a Development Services and Management Agreement (“Management Agreement”) with Chisholm Creek, wherein Lakes agreed to perform certain development and management services for the development and management of a casino in south central Kansas. The term of the Management Agreement is for 15 years, subject to earlier termination as described in the Management Agreement. In exchange for its development and management services, Lakes shall receive approximately 6.8% of the Casino’s earnings before interest, taxes, depreciation, amortization and management fee.

The Company’s 16.67% ownership interest in Kansas Gaming Partners, LLC (“Kansas Partners”) is accounted for using the equity method, as the management agreement has enabled the Company to influence the operating and financial decisions of the development and management of the casino in south central Kansas. Under the equity method, the investment is adjusted for the Company’s share of Kansas Partners earnings and losses, as well as capital contributions to and distributions from Kansas Partners. As of January 3, 2010, Lakes had invested approximately $8.4 million in Kansas Partners.

Cost method investments.  On October 29, 2009, Lakes entered into an Operating Agreement with Rock Ohio Ventures whereby it has the right, but not the obligation, to invest up to 10% of Rock Ohio Ventures’ costs of the Referendum and the equity required to develop potential casinos in Cleveland and Cincinnati, Ohio in return for a corresponding equity interest up to 10% in such casinos. During 2009, Lakes made an initial investment of $2.4 million. If Lakes chooses not to fund any additional amount, it will maintain an ownership position in the casinos in a pro rata amount of what its $2.4 million payment is to the total amount funded by Rock Ohio Ventures for the Referendum and for the equity required to develop the casinos. The ownership interest in Rock Ohio Ventures is accounted for using the cost method, since Lakes does not have the ability to significantly influence the operating and financial decisions of Rock Ohio Ventures. The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment.

On October 28, 2009, Lakes entered into a Joint Funding Arrangement with Penn Ventures. Under the Joint Funding Arrangement, Lakes has reimbursed Penn Ventures approximately $1.9 million for an equity interest in an entity to be formed in collaboration with Penn Ventures for the development of casinos in Columbus and Toledo, Ohio. As stated in the funding agreement, subsequent to the reimbursement of Phase 1 costs, the Company has the option to: A) acquire additional ownership in the project through future capital contributions to the project or B) contribute no additional money and the Company will receive an equity position equal to its percentage of the

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Phase 1 costs to the total equity invested by all parties in the project. Lakes’ ownership interest as of January 3, 2010 approximates 10% of the entity to be formed. The fair value of the Company’s investment in the entity to be formed in collaboration with Penn Ventures was not estimated as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment.

11.	Debt

Line of credit payable.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS under which any borrowings are secured by Lakes’ ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating annual interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points (1.24% at January 3, 2010). Amounts previously drawn under a margin account agreement were transferred to the Credit Line and the entire remaining amount available under the Credit Line was drawn by Lakes upon its execution. As of January 3, 2010 and December 28, 2008, approximately $16.3 million and $18.2 million, respectively, was outstanding under the Credit Line.

Non-revolving line of credit payable.  In October 2008, Lakes closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95% and are due in October 2010. Lakes’ Chief Executive Officer, Lyle Berman, has personally guaranteed the Loan Agreement on behalf of Lakes. We estimate the value of such guarantee to be nominal because of the value of the other collateral. As of January 3, 2010 and December 28, 2008, Lakes has drawn $2.0 million under the Loan Agreement.

12.	Contract acquisition costs payable

The Company is obligated to pay approximately $11 million to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. As of January 3, 2010 and December 28, 2008, contract acquisition costs payable were $5.3 million and $7.3 million, respectively, which approximates its estimated fair value. Amounts payable during fiscal year 2010 totaling $1.6 million are included in current contract acquisition costs payable as of January 3, 2010.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the $11 million obligation discussed above from an unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

During 2009, the Company became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract which commenced in December 2008 between the Company and the Shingle Springs Tribe, as a result of Mr. Argovitz’s election under an existing agreement to relinquish his other rights related to this project. This obligation does not have a stated interest rate and has payment terms which extend beyond one fiscal year. As a result, this obligation has been recorded at its net present value with an effective interest rate of approximately 18%, and the difference between the face amount and the net present value of the obligation is recorded as a discount, which is amortized to interest expense over the contract term using the effective interest method. As of January 3, 2010, the remaining carrying amount of the liability was $3.6 million, net of a $2.4 million discount, which

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates its estimated fair value. Amounts payable during fiscal year 2010 totaling $0.4 million, net of related discount, are included in current contract acquisition costs payable as of January 3, 2010.

During 2009, the Company became obligated to pay Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract with the Shingle Springs Tribe. As a result, Mr. Kean relinquished his other rights related to this project. This obligation does not have a stated interest rate and has payment terms which extend beyond one fiscal year. As a result, this obligation has been recorded at its net present value with an effective interest rate of 18%, and the difference between the face amount and the net present value of the obligation is recorded as a discount, which is amortized to interest expense over the contract term using the effective interest method. As of January 3, 2010, the remaining carrying amount of the liability was $3.6 million, net of a $2.4 million discount, which approximates its estimated fair value. Amounts payable during fiscal year 2010 totaling $0.3 million, net of related discount, are included in current contract acquisition costs payable as of January 3, 2010. See Note 17 for other related party transactions.

13.	Income taxes

The provision for income taxes attributable to earnings (loss) from continuing operations for fiscal 2009, fiscal 2008, and fiscal 2007 consist of the following (in thousands):

	For the Fiscal Year Ended
	2009	2008	2007

Current:
Federal	$2,413	$2,715	($1,512)
State	912	1,515	1,323

	3,325	4,230	(189)
Deferred:
Federal	(1,217)	4,493	2,384
State	(688)	385	204

	$1,420	$9,108	$2,399

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before discontinued operations before income taxes for fiscal 2009, fiscal 2008, and fiscal 2007 are summarized as follows:

	For the Fiscal Year Ended
	2009	2008	2007

Statutory federal tax rate	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	(1.9)	—	(2.0)
Change in valuation allowance	(10.3)	28.6	48.6
Permanent tax differences(*)	1.4	15.8	—
Net operating loss and capital loss carryforwards	(22.4)	2.5	47.5
Resolution of prior year tax matters	10.3	1.6	(32.2)
Uncertain tax position interest	14.1	1.4	20.8
Other, net	1.5	(1.7)	(2.6)

	27.7%	13.2%	45.1%

(*)	Permanent tax differences in fiscal 2008 primarily related to costs associated with the Ohio casino initiative.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	January 3,	December 28,
	2010	2008

Current deferred tax asset:
Accruals, reserves and other	$373	$707
Net operating loss carryforwards	1,387	—
Valuation allowances	(1,649)	(707)

	$111	$—

Non-current deferred taxes:
Unrealized investment losses	$—	$1,899
Development costs	14,363	12,690
Deferred interest on notes receivable	31,506	30,349
Unrealized gains on notes receivable	(24,718)	(23,453)
Stock compensation expense	2,002	1,786
Amortization of intangibles	4,843	2,118
Net operating loss carryforwards	—	3,893
Other	523	334
Valuation allowances	(26,725)	(29,616)

	$1,794	$—

At December 28, 2008, the Company had a 100% valuation allowance provided against the remaining deferred tax assets arising from net operating loss and capital loss carryforwards. At January 3, 2010, management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that management believes exists surrounding its ability to generate significant income from its long-term assets related to Indian casino projects. However, the Company has released approximately $4.6 million of deferred taxes related to federal and state net operating loss carryforwards that will offset current taxable income for 2009, of which approximately $1.7 million will be credited to additional paid-in capital for tax windfall benefits related to share-based compensation from prior years.

The Company also had deferred tax assets related to capital losses of $1.9 million as of December 28, 2008. In conjunction with Lakes’ dividend of WPTE shares (Note 3), Lakes realized a taxable gain from the transaction of approximately $5 million which was offset by these capital loss carryforwards (and utilized the $1.9 million of deferred tax assets) during fiscal 2008.

At January 3, 2010, Lakes had approximately $2.0 million of federal and $11.5 million of state net operating loss carryforwards. At January 3, 2010, Lakes’ federal and state net operating losses included approximately $1.0 million related to stock option exercises, and accordingly, when realized, will reduce tax liabilities and increase additional paid-in capital. Lakes’ federal net operating loss will begin to expire in 2027 and the state net operating loss will expire at various times depending on specific state laws. In addition, at January 3, 2010, non-current deferred tax assets included $0.5 million of alternative minimum tax carryforwards that have an indefinite life.

Lakes recorded a liability for uncertain tax positions of $6.9 million plus an additional $10.1 million for the possible payment of interest and fees related to these tax liabilities (Note 16). These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. Accrued interest related to such uncertain tax positions included as a component of income tax expense, amounted to approximately $0.8 million and $1.0 million for the years ended January 3, 2010 and December 28, 2008. There were no changes in the components of the liability during fiscal 2009 or 2008.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states. The U.S. federal income tax returns for the years 2006 — 2009 and state income tax returns in various states for the years 2005 — 2009 remain subject to examination.

14.	Stock options and restricted stock units:

Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that were approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors, and employees. No additional options will be granted under the 1998 plans. In June of 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock. In August of 2009, Lakes’ shareholders amended the 2007 Plan to increase the number of shares of Lakes common stock authorized for awards from 500,000 to 2,500,000. Stock options granted under the 1998 plans and the 2007 Plan typically vest in equal installments over three-year, four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

Consolidated share-based compensation expense, which includes stock options and restricted stock units, was $0.4 million, $0.5 million and $2.3 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

For fiscal 2009, fiscal 2008, and fiscal 2007, no income tax benefit (Note 13) was recognized in Lakes’ consolidated statements of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options.  The following table summarizes stock option activity for fiscal 2009, fiscal 2008 and fiscal 2007:

		Number of common shares
	Lakes			Weighted-
	Options		Available	Avg. Exercise
	Outstanding	Exercisable	for Grant	Price

Balance at January 1, 2007	4,716,400	3,712,350	35,500	$6.15
Authorized	—	—	500,000	—
Granted	53,000	—	(53,000)	7.17
Forfeited/cancelled/expired	(102,250)	—	102,250	9.92
Exercised	(321,500)	—	—	5.95

Balance at December 30, 2007	4,345,650	3,842,200	584,750	$6.08
Granted	274,000	—	(274,000)	5.45
Forfeited/cancelled/expired	(32,400)	—	32,400	7.31
WPTE dividend re-pricing modification(*)	(3,036,150)	—	3,036,150	6.98
WPTE dividend re-pricing post modification(*)	3,036,150	—	(3,036,150)	6.44
Exercised	(1,724,286)	—	—	4.15

Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Authorized	—	—	2,000,000	—
Granted	201,000	—	(201,000)	3.24
Forfeited/cancelled/expired	(487,923)	—	90,350	5.75
Option exchange modification(**)	(1,827,400)	—	75,500	7.25
Option exchange post modification(**)	1,046,587	—	(1,046,587)	3.40
Exercised	(91,041)	—	—	3.80
Restricted stock unit activity, net	—	—	(135,000)	—

Balance at January 3, 2010(***)	1,704,187	442,350	1,121,413	$3.93

(*)	In connection with the distribution of all of Lakes’ shares of WPTE, Lakes adjusted the exercise price on all outstanding stock options. The adjustment in the exercise strike prices for outstanding stock options was done to preserve the intrinsic value of the options after the dividend to equate to the value before the dividend. As a result, Lakes stock option modification did not result in any additional share-based compensation expense for Fiscal 2008.

(**)	On September 22, 2009, Lakes offered eligible employees, including current employees, executive officers and members of the Board of Directors of Lakes, the opportunity to exchange eligible outstanding stock options granted under the 1998 Stock Option and Compensation Plan, the 1998 Director Stock Option Plan and the 2007 Stock Option and Compensation Plan that were issued with exercise prices equal to or greater than the closing per share price on September 22, 2009 of $3.40, for new stock options to purchase fewer shares of Lakes common stock at an exercise price equal to the closing price of Lakes common stock on the NASDAQ Global Market on September 22, 2009 of $3.40.

The replacement stock option grants have a new term of 10 years and a renewed vesting period ranging from two to five years depending upon the original stock option grant date. Lakes accepted eligible options from 41 participants in Lakes’ stock option modification, and the stock option modification did not result in any additional share-based compensation expense for the year ended, January 3, 2010.

(***)	Options outstanding do not include 135,000 of outstanding restricted stock units summarized below. However common shares available for grant takes into account restricted stock unit activity (see below).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2010, the options outstanding had a weighted average remaining contractual life of 7.8 years, weighted average exercise price of $3.93 and aggregate intrinsic value of zero. The options exercisable have a weighted average exercise price of $5.31, a weighted average remaining contractual life of 2.7 years and aggregate intrinsic value of zero as of January 3, 2010.

The total intrinsic value of options exercised during fiscal 2009, fiscal 2008 and fiscal 2007 was $13,000, $3.5 million and $1.5 million, respectively. As of January 3, 2010, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.9 million, which is expected to be recognized over a weighted-average period of 3.1 years. The weighted-average grant-date fair value of stock options granted during fiscal 2009, fiscal 2008, and fiscal 2007 was $2.45, $3.23, and $4.31, respectively, per share.

Lakes issues new shares of common stock upon exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the year ended January 3, 2010:

		Weighted-average
	Restricted	Grant-Date
Non-vested shares:	Stock Units	Fair Value

December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	(5,000)	3.25

January 3, 2010	135,000	$3.25

As of January 3, 2010, Lakes’ unrecognized share-based compensation was approximately $0.3 million related to non-vested shares, which is expected to be recognized over a weighted-average of 2.1 years. No restricted stock units vested during the year ended January 3, 2010.

15.	Employee retirement plan:

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.2 million during fiscal 2009, $0.2 million during fiscal 2008 and $0.1 million during fiscal 2007. Company contributions are vested over five years.

16.	Commitments and contingencies:

General.  The recent decline in general economic conditions in the United States may continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Tribal commitments.  The construction of Lakes’ Indian casino projects will depend on the tribes’ ability to obtain financing for the projects. Lakes may elect to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase the Company’s potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at January 3, 2010.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Obligations to related parties.  See Note 17.

Operating leases.  The Company entered into a ten year non-cancelable operating lease for its aircraft on December 31, 2007. The Company has an optional one-year renewal term and the operating lease agreement allows the Company the option of purchasing the aircraft at its estimated fair value at 60 months and 84 months into the term of the lease. Approximate future minimum lease payments due under this lease are $3.3 million, of which $0.4 million is payable in fiscal 2010 and each respective year thereafter. Rent expense under the Company’s aircraft operating lease, exclusive of real estate taxes, insurance, and maintenance expense was $0.5 million, $0.5 million, and $0.7 million for fiscal 2009, fiscal 2008, and fiscal 2007, respectively.

Kansas Gaming Partners, LLC.  Our initial capital requirement for a 16.67% ownership in Kansas Gaming Partners, LLC is $25 million. As of January 3, 2010, we have contributed approximately $8.4 million as required as of that date (Note 10).

Rock Ohio Ventures, LLC.  Our initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC is $2.4 million. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations. As of January 3, 2010, we have contributed approximately $2.4 million as required as of that date (Note 10).

Funding agreement with Penn Ventures, LLC.  On October 29, 2009, Lakes entered into an agreement with Penn Ventures whereby it (1) agreed to fund 10% of Penn Ventures’ costs of the referendum in November 2009 to amend the Ohio constitution to authorize casino gaming in Ohio (“Referendum”), and (2) has the option to acquire additional ownership through future capital contributions to develop potential casinos in Columbus and Toledo. Lakes has made an initial payment of $1.9 million which is included in the Investment in unconsolidated investees in the consolidated balance sheets (Note 10). During 2009, Lakes notified Penn Ventures of the intent to contribute additional capital to the entity to be formed in collaboration with Penn Ventures.

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

Louisiana Department of Revenue tax litigation matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest and fees, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded an estimated liability related to this examination including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

17.	Related party transactions:

KAR Entities.  In 1999 Kean Argovitz Resorts — Jamul, LLC (“KAR-Jamul”) and KAR-Shingle Springs (together, the “KAR Entities”) held rights in development and management contracts for the Jamul and Shingle Springs casino projects and Lakes initially acquired interests in those casino projects by entering into joint ventures with the KAR Entities.

In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities.

During 2009 Mr. Kean elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Kean are a cost of acquiring contract rights and are therefore recorded as an intangible asset (Note 7), which will be amortized through the end of the management contract term. This obligation is included in contract acquisition costs payable (Note 12).

Lakes has previously made loans to Mr. Kean, of which $2.8 million and $4.3 million, were included in the accompanying consolidated balance sheets as of January 3, 2010 and December 28, 2008, respectively. Lakes continues to monitor the collectibility of these receivables on a quarterly basis and has concluded that repayment is probable as Mr. Kean has agreed that 50% of the amounts payable to him under the agreement with Lakes shall be applied toward repayment of his indebtedness to Lakes.

Also under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the Jamul casino management and development contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the fees received by Lakes from the Jamul casino. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management and development contract.

Lakes has an additional agreement with Mr. Kean that will compensate him for his consulting services (relating to the Iowa Tribe) rendered to Lakes. Under this arrangement, subject to Mr. Kean obtaining certain regulatory approvals, Mr. Kean will receive 20% of Lakes’ fee compensation that is received under the Iowa Consulting Agreement, Iowa Management Contract and Cimarron Management Contract with the Iowa Tribe (i.e., six percent

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the incremental total net income or 20% of Lakes’ 30% share). To date, Mr. Kean has not been found suitable, and pursuant to his consulting agreement, Mr. Kean is not entitled to any fees retroactive to when he is found suitable.

During 2009, Mr. Argovitz elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Company’s entity that holds the rights to the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Argovitz are a cost of acquiring contract rights and therefore recorded as an intangible asset (Note 7), which will be amortized through the end of the management contract term. This obligation is included in contract acquisition costs payable (Note 12).

Also, under the agreement with Mr. Argovitz, if Mr. Argovitz is found suitable by relevant gaming regulatory authorities, he may elect to re-purchase a 20% equity interest in the Lakes entity that holds the rights to the management and development contract with the Jamul casino. If he is not found suitable or does not elect to purchase the equity interest in the Lakes Subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul casino project from the date of election through the term of the casino management and development contract.

Lyle Berman Family Partnership.  Lakes has an obligation to make quarterly payments during the term of the management contract of the Four Winds Casino Resort (Note 12) to an unrelated third party. During June of 2006 the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the unrelated third party receivable and will receive approximately $0.3 million per year of this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or other beneficial interest in the Partnership. Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children that are the partners in the Partnership.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Segment information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties in Mississippi, Kansas and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, and the Lakes’ corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical. Minor reclassifications have been made to the 2008 and 2007 segment information to conform to the 2009 segment presentation.

	Indian	Non-Indian
	Casino	Casino	Corporate &	Discontinued
	Projects	Projects	Eliminations	Operations	Consolidated

Fiscal 2009
Revenue	$26.1	$—	$0.1	$—	$26.2
Impairment losses	3.7	0.5	—	—	4.2
Equity in loss of unconsolidated investee	—	(0.2)	—	—	(0.2)
Earnings (loss) from operations	13.1	(1.3)	(12.8)	—	(1.0)
Total assets	119.0	18.4	36.3	—	173.7
Investment in unconsolidated investee	—	12.4	—	—	12.4
Depreciation expense	—	—	0.3	—	0.3
Amortization of intangible assets related to Indian casino projects	10.4	—	—	—	10.4
Fiscal 2008
Revenue	$24.2	$—	$0.1	$—	$24.3
Impairment losses	20.0	4.0	—	—	24.0
Ohio initiative costs	—	28.7	—	—	28.7
Loss from operations	(22.0)	(32.8)	(13.9)	—	(68.7)
Total assets	120.6	5.4	39.4	—	165.4
Depreciation expense	—	—	0.3	—	0.3
Amortization of intangible assets related to Indian casino projects	6.9	—	—	—	6.9
Fiscal 2007
Revenue	$6.6	$—	$0.1	$—	$6.7
Impairment losses	0.3	—	—	—	0.3
Earnings (loss) from operations	9.9	(0.2)	(17.0)	—	(7.3)
Total assets	158.2	9.4	46.9	41.6	256.1
Depreciation expense	—	—	0.4	—	0.4
Amortization of intangible assets related to Indian casino projects	2.8	—	—	—	2.8

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Selected quarterly financial information (unaudited):

Quarterly results of operations for the fiscal years ended January 3, 2010 and December 28, 2008 are summarized as follows (in thousands, except per share amounts):

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

2009
Revenues	$7,278	$7,064	$6,617	$5,261
Earnings (loss) from continuing operations	(48)	1,496	723	(3,170)
Net earnings (loss) from continuing operations applicable to Lakes Entertainment, Inc.	1,025	2,820	2,288	(2,430)
Earnings (loss) from continuing operations applicable to Lakes Entertainment, Inc. per basic share	$0.04	$0.11	$0.09	($0.09)

(1)	Results included impairment losses of $0.6 million on the intangible assets related to the Jamul project, and unrealized losses of $0.2 million on the notes receivable associated with the Jamul Casino project.

(2)	Results included impairment losses of $1.0 million on the intangible assets related to the Jamul project, impairment losses of $0.6 on intangible assets related to the Shingle Springs project, unrealized gains of $2.2 million on the notes receivable associated with the Jamul Casino project, and unrealized gains of $0.3 million on the notes receivable associated with the Iowa project.

(3)	Results included impairment losses of $0.6 million on the intangible assets related to the Jamul project, unrealized gains of $0.7 million on the notes receivable associated with the Jamul Casino project, and unrealized gains of $0.2 million on the notes receivable associated with the Iowa project.

(4)	Results included impairment losses of $0.8 million on the intangible assets related to the Jamul project, impairment losses of $0.5 million associated with the Vicksburg project, unrealized losses of $0.7 million on the notes receivable associated with the Jamul Casino project, and unrealized losses of $0.7 million on the notes receivable associated with the Iowa project.

	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)

2008
Revenues	$4,600	$5,885	$8,383	$5,462
Loss from continuing operations	(4,662)	(2,404)	(483)	(61,118)
Loss from continuing operations applicable to Lakes Entertainment, Inc.	(5,182)	(2,822)	(3,029)	(66,992)
Loss from continuing operations applicable to Lakes Entertainment, Inc. per basic share	($0.21)	($0.11)	($0.12)	($2.66)

(1)	Results included approximately $2 million of development costs associated with the Ohio casino resort initiative.

(2)	Results included approximately $4 million of development costs associated with the Ohio casino resort initiative.

(3)	Results included approximately $5 million of development costs associated with the Ohio casino resort initiative.

(4)	Results included approximately $18 million of development costs associated with the Ohio casino resort initiative, impairment losses of $4.0 million associated with the Vicksburg project, unrealized losses of $11.8 million on the notes receivable associated with the Jamul Casino project, unrealized losses of $6.6 million on the notes receivable from the Shingle Springs Tribe, and impairment losses of $20.0 million on the intangible assets and land held for development associated with the Jamul Casino project.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 3, 2010, our internal control over financial reporting is effective based on these criteria. Piercy Bowler Taylor & Kern, the independent registered public accounting firm that has audited our consolidated financial statements included in this Annual Report on Form 10-K, has issued their attestation report on our internal control over financial reporting, a copy of which is included in this Annual Report on Form 10-K.

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee

of the Board of Directors” to be included in Lakes’ definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation”, “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” to be included in the Lakes’ definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

EQUITY COMPENSATION PLAN INFORMATION

At Lakes’ annual shareholder meeting, which was held on June 6, 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock. In August of 2009, Lakes’ shareholders amended the 2007 Plan to increase the number of shares of Lakes common stock authorized for awards from 500,000 to 2,500,000.

The 2007 Plan is designed to integrate compensation of our executives and employees, including officers and directors with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. The 2007 Plan has been approved by our shareholders. Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that were approved by our shareholders to grant up to an aggregate 5,000,000 shares and 500,000 shares, respectively, of incentive and non-qualified stock options to officers, directors and employees. No additional options will be granted under the 1998 plans.

The following table provides certain information as of January 3, 2010 with respect to our equity compensation plans:

			Number of Securities
	Number of		Remaining Available
	Securities to be		for Future Issuance
	Issued Upon		Under Equity
	Exercise of	Weighted-Average	Compensation Plans
	Outstanding	Exercise Price of	(Excluding
	Options, Warrants	Outstanding Options,	Securities Reflected
Plan Category	and Rights	warrants and Rights	in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	424,600	$5.53	—
1998 Director Plan	36,000	$3.49	—
2007 Plan	1,243,587	$3.40	1,121,413

Total	1,704,187	$3.93	1,121,413

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’

definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Page

Report of Independent Registered Public Accounting Firm	48
Consolidated Balance Sheets as of January 3, 2010 and December 28, 2008	49
Consolidated Statements of Earnings (Loss) and Comprehensive Earnings (Loss) for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007	50
Consolidated Statements of Cash Flows for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007	51
Consolidated Statements of Shareholders’ Equity for the fiscal years ended January 3, 2010, December 28, 2008, and December 30, 2007	52
Notes to Consolidated Financial Statements	53

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).
3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)
3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).
3.3	By-laws of Lakes Gaming, Inc. (Incorporated herein by reference to Exhibit 3.2 to the Lakes Form 10.)
4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)
10.1	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)
10.2	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.)*

Exhibits	Description

10.3	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.)*
10.4	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.5	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.6	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.7	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.8	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.9	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.10	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.11	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.12	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.13	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.14	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.15	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.16	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.17	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.18	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.19	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.20	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.21	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.22	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.23	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.24	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.25	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)
10.26	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.27	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.28	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.29	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.30	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.31	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.32	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.33	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.34	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.35	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.36	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.37	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.38	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.39	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.40	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.41	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.42	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.43	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.44	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.45	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.46	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.47	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.48	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.49	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.50	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.51	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.52	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.53	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.54	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.55	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.56	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.57	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.58	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.59	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.60	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.61	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.62	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.63	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.64	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.65	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.66	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.67	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.68	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.69	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.70	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.71	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.72	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.73	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.74	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.75	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.76	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.77	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.78	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.79	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.80	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.81	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.82	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.83	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.84	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.85	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.86	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.87	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.88	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.89	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.90	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)
10.91	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.92	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.93	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.94	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

Exhibits	Description

10.95	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.96	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.97	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.98	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.99	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.100	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.101	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.102	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)
10.103	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.104	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.105	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.106	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.107	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.108	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description

10.109	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.110	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.111	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.112	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.113	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.114	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.115	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.116	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.117	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.118	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.119	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.120	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.(Incorporated by reference to Exhibit 10.226 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).*
10.121	Second Amendment dated January 23, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2007.)
10.122	May 4, 2007 Letter Agreement between Lakes Entertainment, Inc. and PLKS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 10, 2007.)
10.123	Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)
10.124	Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

Exhibits	Description

10.125	Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.126	Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.127	Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.128	Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.129	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*
10.130	Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008).
10.131	Intercreditor and Subordination Agreement, dated as of September 30, 2008, with Bank of Utah, as FF&E agent (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).
10.132	First Amendment to Intercreditor and Subordination Agreement, dated as of September 30, 2008, with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).
10.133	Credit Line Agreement dated October 3, 2008 between Lakes Entertainment, Inc. and UBS Financial Services Inc. together with Addendum dated October 3, 2008 and Second Addendum dated September 26, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 9, 2008).
10.134	Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.135	Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.136	Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.137	Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).
10.138	Auction Rate Securities Rights Agreement dated October 20, 2008, effective November 3, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 7, 2008).
10.139	Lakes Entertainment, Inc. Information Statement dated November 17, 2008 (Incorporated by reference to Exhibit 99.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 17, 2008).
10.140	First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*
10.141	First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

Exhibits	Description

10.142	First Amended By-Laws of Lakes Entertainment, Inc. as of April 13, 2009 (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.)
10.143	Limited Liability Company Agreement of Kansas Gaming Partners LLC dated September 24, 2009 by and between Kansas Gaming Holdings LLC, CVG Kansas Gaming LLC, and Lakes Kansas Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 30, 2009.)
10.144	Development Services and Management Agreement dated September 24, 2009 by and between Chisholm Creek Casino Resort, LLC and Lakes Kansas Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 30, 2009.)
10.145	Joint Funding Arrangement and Development Option for Gaming Facilities in Ohio dated October 28, 2009 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)
10.146	Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)
10.147	Development Services and Management Agreement dated January 5, 2010 between Lakes Tunica Casino Management, LLC and Abston-McKay Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on January 8, 2010.)
10.148	Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)
21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 17, 2010.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

**	Confidential treatment has been requested as to certain portions of this exhibit pursuant to Rule 406 of the Securities Act of 1933, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN
Name:     Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of March 17, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 17, 2010.

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