Form 10-Q
period 2010-04-04
LAKES ENTERTAINMENT INC
filed 2010-05-14
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2010
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

As of May 10, 2010, there were 26,369,377 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	April 4, 2010	January 3, 2010
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash	$6,072	$3,751
Accounts receivable	3,375	1,457
Current portion of notes receivable from Indian casino projects	8,246	6,671
Deferred tax asset	111	111
Investment securities, including rights	21,917	24,317
Other	2,511	2,367

Total current assets	42,232	38,674

Property and equipment, net	5,269	5,334

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	47,609	46,100
Notes receivable at fair value, net of current portion	11,859	13,254
Intangible assets, net of accumulated amortization of $22.8 and $20.1 million	40,891	45,064
Land held for development	1,130	1,813
Other	4,596	4,324

Total long-term assets related to Indian casino projects	106,085	110,555

Other assets:
Investment in unconsolidated investees	12,414	12,441
Land held for development	4,900	4,900
Deferred taxes and other	1,826	1,833

Total other assets	19,140	19,174

Total assets	$172,726	$173,737

Liabilities and shareholders’ equity
Current liabilities:
Line of credit payable	$14,680	$16,346
Non-revolving line of credit payable	2,000	2,000
Current portion of contract acquisition costs payable, net of $1.8 and $2.1 million discount	2,138	2,232
Income taxes payable	22,544	17,069
Accounts payable	459	637
Accrued payroll and related	1,175	890
Other accrued expenses	860	927

Total current liabilities	43,856	40,101

Long-term contract acquisition costs payable, net of current portion and $3.7 and $4.1 million discount	9,541	10,197

Total liabilities	53,397	50,298

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,369 and 26,328 common shares issued and outstanding	264	263
Additional paid-in capital	203,343	202,767
Deficit	(84,278)	(79,591)

Total shareholders’ equity	119,329	123,439

Total liabilities and shareholders’ equity	$172,726	$173,737

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands, except per share data)
	(Unaudited)

Revenues:
Management fees	$6,937	$7,266
License fees	17	12

Total revenues	6,954	7,278

Costs and expenses:
Selling, general and administrative	3,235	4,042
Impairment losses	2,664	569
Amortization of intangible assets related to operating casinos	2,785	2,479
Depreciation	65	73

Total costs and expenses	8,749	7,163

Net unrealized gains (losses) on notes receivable	1,770	(163)

Loss from operations	(25)	(48)

Other income (expense):
Interest income	2,247	1,862
Interest expense	(687)	(395)
Equity in loss of unconsolidated investee	(27)	—
Other	(72)	(8)

Total other income (expense), net	1,461	1,459

Earnings before income taxes	1,436	1,411
Income taxes	6,123	386

Net earnings (loss)	$(4,687)	$1,025

Weighted-average common shares outstanding
Basic	26,361	26,325
Diluted	26,361	26,386

Earnings (loss) per share applicable to common shareholders — basic & diluted	$(0.18)	$0.04

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Three Months Ended
	April 4, 2010	March 29, 2009
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$(4,687)	$1,025
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	65	73
Amortization of debt issuance costs	8	8
Accretion of discount on notes receivable	(1,165)	(714)
Mark to market, trading securities	—	(54)
Amortization of intangible assets related to operating casinos	2,785	2,479
Equity in loss of investee	27	—
Share-based compensation	179	83
Impairment losses	2,664	569
Net unrealized (gains) losses on notes receivable	(1,770)	163
Deferred income taxes	—	(557)
Changes in operating assets and liabilities:
Accounts receivable	(1,918)	(1,180)
Other current assets	(144)	493
Income taxes payable	5,475	672
Accounts payable	(70)	235
Accrued expenses	210	(66)

Net cash provided by operating activities	1,659	3,229

INVESTING ACTIVITIES:
Sales / redemptions of securities	2,400	—
Increases in long-term assets related to Indian casino projects, net	(380)	(796)
Advances on notes receivable	(1,256)	(4)
Purchase of property and equipment	—	(3)
Collection on notes receivable	1,910	1,476
Increase in other long-term assets	(2)	—

Net cash provided by investing activities	2,672	673

FINANCING ACTIVITIES:
Repayments of line of credit	(2,474)	(135)
Cash proceeds from issuance of common stock	—	533
Tax benefit from stock option exercises	406	—
Proceeds from borrowings	808	—
Contract acquisition costs payable	(750)	(604)

Net cash used in financing activities	(2,010)	(206)

Net increase in cash	2,321	3,696

Cash — beginning of period	3,751	6,170

Cash — end of period	$6,072	$9,866

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

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

Management has evaluated the consolidated financial statements for subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended January 3, 2010, previously filed with the SEC, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation.

2.	New accounting standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for Lakes fiscal year beginning January 4, 2010, except for Level 3 reconciliation disclosures which will be effective for the fiscal year beginning January 3, 2011. The adoption of ASU 2010-6 did not have a material impact on Lakes’ financial statements for the three months ended April 4, 2010 and the adoption of Level 3 reconciliation disclosures is not expected to have a material impact on Lakes’ financial statements for the fiscal year beginning January 3, 2011.

3.	Investments in securities, including rights

The Company’s investment portfolio is comprised of investments in auction rate securities (“ARS”), all held by UBS Financial Services, Inc. (“UBS”). The types of ARS investments that the Company owns are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). See also Note 8 for a discussion of Lakes’ credit line agreement with UBS. The Company also has the nontransferable right to sell the ARS (the “Rights”), at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of the Company’s ARS is $21.9 million as of April 4, 2010. The Rights represent a free standing asset separate from the ARS. UBS’ obligation under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

Unrealized gains of $0.2 million and $1.3 million for the three months ended April 4, 2010 and March 29, 2009, respectively, were recognized as interest income in the consolidated statements of earnings (loss).

As of April 4, 2010 and January 3, 2010, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		Unrealized	Fair
	Cost	Losses	Value

Auction rate securities at April 4, 2010	$21,925	$(2,300)	$19,625
Auction rate securities at January 3, 2010	24,325	(2,489)	21,836

4.	Financial instruments and fair value measurements

Financial instruments.  The Company’s financial instruments consist of cash and equivalents, accounts receivable, investments in securities, notes receivable and other long-term assets from Indian Tribes, equity and cost method investments, accounts payable, contract acquisition costs payable and lines of credit.

For the Company’s cash and equivalents, accounts receivable, accounts payable and lines of credit payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of Company’s note receivable from the Shingle Springs Tribe (Note 5), investment in unconsolidated investees (Note 7), other long-term assets from Indian Tribes (Note 6) and contract acquisition costs payable (Note 9) are discussed in the referenced notes to the unaudited consolidated financial statements.

Investments in ARS and Rights, and in notes receivable from Indian Tribes for projects under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability, including estimated cash flows and valuation metrics. The determination of fair value for these items is described below.

Fair value measurements.  The following is a list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation models by asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	April 4,	January 3,
	2010	2010

Auction rate securities (Note 3)	$19,625	$21,836
Rights (Note 3)	2,292	2,481
Notes receivable from Indian Tribes (Note 5)	15,192	13,254

	$37,109	$37,571

Changes in the carrying value of these asset types follows (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Balance, January 3, 2010	$21,836	$2,481	$13,254	$37,571
Total realized and unrealized gains (losses):
Gains (losses) included in earnings	189	(189)	—	—
Net unrealized gains on notes receivable	—	—	1,770	1,770
Sales (at par)	(2,300)	—	—	(2,300)
Redemptions (at par)	(100)	—	—	(100)
Advances, net of allocation to intangible, other	—	—	168	168

Balance, April 4, 2010(unaudited)	$19,625	$2,292	$15,192	$37,109

To value the Company’s ARS portfolio, the Company utilizes valuation models based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio is subject to uncertainties and evolving market conditions that are difficult to predict. Factors that may impact the estimated fair value include changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS. See also Note 8 for a discussion of Lakes’ agreement with UBS.

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

To value the Company’s notes receivable from Indian tribes, the Company utilizes valuation models based on management’s estimates of expected cash flow streams, discount rates, and as applicable, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with similar financial instruments. In estimating this discount rate, market data of other public gaming related companies is also considered. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction and in the development phase reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

Land held for development is measured at estimated fair value on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.

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

Information with respect to the long-term notes receivable activity is summarized in the following table (in thousands):

	Shingle		Iowa
	Springs	Jamul	Tribeof
	Tribe(*)	Tribe	Oklahoma	Total

Balance, January 3, 2010	$52,771	$9,761	$3,493	$66,025
Advances, net	500	756	—	1,256
Repayments	(1,910)	—	—	(1,910)
Accretion of note receivable discount	1,161	—	4	1,165
Allocation of advances to intangible assets	—	(592)	—	(592)
Unrealized gains	—	907	863	1,770

Balance, April 4, 2010	52,522	10,832	4,360	67,714
Less current portion of notes receivable	(4,913)	—	(3,333)	(8,246)

Long-term notes receivable, April 4, 2010	$47,609	$10,832	$1,027	$59,468

(*)	The Company’s management estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is being amortized into income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value, but rather they are evaluated periodically for impairment pursuant to ASC 310.

Shingle Springs Tribe.  The carrying value of Lakes’ notes receivable from the Shingle Springs Tribe was $52.5 million, including current portion, as of April 4, 2010. Management estimates the fair value of this financial instrument as of April 4, 2010 to be approximately $51.5 million using a discount rate of 18% and a remaining term of 69 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of April 4, 2010	As of January 3, 2010
	(Unaudited)

Face value of note (principal and interest)	$56,404	$54,911
	$(37,264 principal and $19,140 interest)	$(36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.92%	8.00%
Projected interest rate during the loan repayment term	10.57%	10.40%
Discount rate(*)	20.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

(*)	During 2010, Lakes’ management decreased the discount rate used to estimate the fair value of this instrument to 20.00% for this project because improvements in the credit markets resulted in lower required rates of return.

Iowa Tribe of Oklahoma.  During the quarter ended April 4, 2010, the Iowa Tribe of Oklahoma decided not to pursue the proposed Ioway Casino Resort with Lakes. During May 2010, a subsidiary of Lakes entered into a termination agreement (“Termination Agreement”) with the Iowa Tribe of Oklahoma (Note 15).

As a result of the Termination Agreement, the carrying value of the notes receivable was adjusted to its estimated fair value of $4.4 million as of April 4, 2010. The payment terms of the Termination Agreement and a discount rate of 6.0% were used as the assumptions for the determination of estimated fair value as of April 4, 2010. Lakes recorded an unrealized gain of $0.9 million for the three months ended April 4, 2010, which is included in net unrealized gains (losses) from notes receivable in the unaudited consolidated statements of earnings (loss).

The terms and assumptions used to value Lakes’ notes receivable from the Iowa Tribe of Oklahoma at estimated fair value as of January 3, 2010 are as follows (dollars in thousands):

As of January 3, 2010

Face value of note (principal and interest)	$6,218
($4,970 principal and $1,248 interest)
Estimated months until casino opens	36 months
Projected interest rate until casino opens	7.03%
Projected interest rate during the loan repayment term	9.59%
Discount rate	16.00%
Repayment terms of note	24 months
Probability rate of casino opening	75%

6.	Other long-term assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe(*)	Tribe(**)	Total

Balances, January 3, 2010	$17,346	$26,328	$—	$1,390	$45,064
Allocation of advances	—	—	592	—	592
Amortization	(1,678)	(1,105)	—	(2)	(2,785)
Impairment losses	—	—	(592)	(1,388)	(1,980)

Balances, April 4, 2010 (unaudited)	$15,668	$25,223	$—	$—	$40,891

(*)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.6 million related to the intangible assets associated with this project during the three months ended April 4, 2010.

(**)	Due to the Iowa Tribe of Oklahoma’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, Lakes recognized an impairment of $1.4 million related to the intangible assets associated with the Ioway Casino Resort during the three months ended April 4, 2010.

Land held for development.  Land held for development in this category is held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of April 4, 2010 and January 3, 2010.

As of April 4, 2010 and January 3, 2010, Lakes owns approximately 114 acres of land held for development located adjacent to the Ioway Casino Resort project location. As of January 3, 2010, Lakes had invested $0.8 million in land held for development, which was being held for future transfer to the Iowa Tribe of Oklahoma. As a result of the Iowa Tribe of Oklahoma’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired as of April 4, 2010. As a result, Lakes has adjusted the carrying value of this land to its estimated fair value as of that date of $0.2 million and recorded an impairment of $0.7 million.

Other.  As of April 4, 2010 and January 3, 2010 these assets included amounts due from Mr. Kevin M. Kean. Financial instruments related to Mr. Kean have a carrying value of $2.2 million and $2.3 million, net of current portion, as of April 4, 2010 and January 3, 2010, respectively. In addition other long term assets include financial instruments related to the Shingle Springs Tribe of $2.0 million and $1.5 million as of April 4, 2010 and January 3, 2010, respectively. Management estimates the fair value of the financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.1 million as of April 4, 2010 using a discount rate of 18.00%.

7.	Investment in unconsolidated investees

Equity method investment.  The Company has a 16.67% ownership interest in Kansas Gaming Partners, LLC (“Kansas Partners”) which wholly owns Chisholm Creek Casino Resort, LLC (“Chisholm Creek”), an entity formed to develop and manage a casino in south central Kansas. Lakes entered into an agreement to perform certain management and development services related to this potential casino. As a result, Lakes’ ownership interest is accounted for using the equity method, as the management agreement has enabled the Company to influence the operating and financial decisions of the development and management of the proposed casino in. Under the equity method, the investment is adjusted for the Company’s share of Kansas Partners’ earnings and losses, as well as capital contributions to and any distributions from Kansas Partners. As of April 4, 2010 and January 3, 2010, Lakes had invested approximately $8.2 million in Kansas Partners which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. Refer to Note 15 for the subsequent event related to Kansas Partners.

Cost method investments.  Lakes has investments in Rock Ohio Ventures and an entity to be formed in collaboration with Penn Ventures, LLC for the potential development of four casinos in Ohio. These investments are accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of either entity. At April 4, 2010 and January 3, 2010, Lakes had invested a total of approximately $4.3 million in these cost method investments which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by these entities to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 13). The fair value of the Company’s cost method investments was not estimated as of April 4, 2010, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investments, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments.

8.	Debt

Line of credit payable.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS under which any borrowings are secured by Lakes’ ARS held at UBS. Amounts borrowed under the Credit Line are due and payable on demand and bear interest at a floating annual interest rate equal to the sum of the prevailing daily 30-day LIBOR plus 100 basis points (1.31% at April 4, 2010). As of April 4, 2010 and January 3, 2010, approximately $14.7 million and $16.3 million, respectively, was outstanding under the Credit Line.

Non-revolving line of credit payable.  Also during 2008, Lakes entered into a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95% and are due in October 2010. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of April 4, 2010, and January 3, 2010, Lakes owed $2 million under the Loan Agreement.

9.	Contract acquisition costs payable

The Company is obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. As of April 4, 2010 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $4.6 million and $5.3 million, net of a discount of $1.1 million and $1.5 million, respectively. Amounts payable during the next 12 fiscal months totaling $1.4 million are included in current contract acquisition costs payable as of April 4, 2010.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the obligation discussed above from an unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of April 4, 2010 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $7.1 million and $7.2 million, net of a $4.4 million and $4.8 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $0.8 million, net of related discount, are included in current contract acquisition costs payable as of April 4, 2010.

10.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, was $0.2 million and $0.1 million for the three months ended April 4, 2010 and March 29, 2009, respectively.

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

The following values represent the average per grant for the indicated variables used to value options granted during the three months ended April 4, 2010 and March 29, 2009, respectively.

	Three Months Ended
	April 4,	March 29,
Key Valuation Assumptions:	2010(*)	2009

Expected dividend yield	—	—
Risk-free interest rate	—	2.52%
Expected term (in years)	—	7.7 years
Expected volatility	—	79.82%
Forfeiture rate	—	—
Weighted-average grant-date fair value per share	—	$2.46

(*)	There were no options granted during the three months ended April 4, 2010.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to April 4, 2010. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Estimated forfeiture rate — Share-based compensation expense recognized is based on awards ultimately expected to vest. ASC 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised quarterly, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management has reviewed the historical forfeitures which have been minimal, and as such will amortize the grants to the end of the vesting period subject to any revisions to its estimated forfeiture rates prior to vesting.

The following table summarizes Lakes’ stock option activity during the three months ended April 4, 2010 and March 29, 2009 (unaudited):

	Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(98,955)	—	6,355	11.58

Balance at April 4, 2010(*)	1,605,232	462,656	1,131,101	3.46

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Granted	197,000	—	(197,000)	3.25
Restricted stock unit activity, net	—	—	(140,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009(**)	2,859,500	2,455,700	115,573	6.54

(*)	Options outstanding do not include 86,662 of outstanding restricted stock units.

(**)	Options outstanding do not include 140,000 of outstanding restricted stock units.

As of April 4, 2010, the options outstanding had a weighted average remaining contractual life of 7.5 years, weighted average exercise price of $3.46 and aggregate intrinsic value of zero. The options exercisable have a weighted average exercise price of $3.47, a weighted average remaining contractual life of 2.9 years and aggregate intrinsic value of zero as of April 4, 2010.

The total intrinsic value of options exercised during the three months ended March 29, 2009 was immaterial. There were no options exercised during the three months ended April 4, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $0.8 million, as of April 4, 2010, which is expected to be recognized over a weighted-average period of 2.9 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months ended April 4, 2010 and March 29, 2009 (unaudited):

		Weighted-average
	Restricted	Grant-
Non-vested Shares:	Stock Units	Date Fair Value

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at April 4, 2010	86,662	3.25

2009
Balance at December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	—	—

Balance at March 29, 2009	140,000	3.25

During the quarter ended April 4, 2010, 41,332 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. As of April 4, 2010, Lakes’ unrecognized share-based compensation was approximately $0.3 million related to non-vested shares, which is expected to be recognized over a weighted-average of 1.07 years.

11.	Earnings (loss) per share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings applicable to common shareholders by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to common shareholders of 1,605,232 and 631,908 shares for the three months ended April 4, 2010 and March 29, 2009, were not used to compute diluted earnings per share applicable to common shareholders because the effects would have been anti-dilutive.

12.	Income taxes

The Company’s effective tax rates were 420% and 27% for the three months ended April 4, 2010 and the corresponding 2009 period, respectively. For the three months ended April 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. As of April 4, 2010 and January 3, 2010, the Company has recorded a $1.9 million deferred tax asset related to federal and state net operating loss carryforwards and the AMT carryforwards. The Company continues to provide a valuation allowance against its other deferred tax assets because management has evaluated all available evidence and has determined that cumulative net losses generated over the past three years outweigh existing positive evidence.

As of April 4, 2010, Lakes has recorded a liability for uncertain tax positions of $6.9 million plus an additional $10.2 million for the possible payment of interest and fees related to these tax liabilities (Note 13). These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. There were no changes in the components of the liability related to uncertain tax positions during the three month ended April 4, 2010 and March 29, 2009. The Company recorded $0.1 million and $0.2 million of interest related to the uncertain tax positions as income tax expense for the three months ended April 4, 2010 and March 29, 2009, respectively.

13.	Commitments and contingencies

General.  The decline in general economic conditions in the United States may continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC.  Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.4 million. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations. As of April 4, 2010, Lakes has contributed approximately $2.4 million as required as of that date (Note 7).

Funding agreement with Penn Ventures, LLC.  On October 29, 2009, Lakes entered into an agreement with Penn Ventures, LLC (“Penn Ventures”) whereby it (1) agreed to fund 10% of Penn Ventures’ costs of the referendum in November 2009 to amend the Ohio constitution to authorize casino gaming in Ohio (“Referendum”), and (2) has the option to acquire additional ownership through future capital contributions to develop potential casinos in Columbus and Toledo. Lakes has made an initial payment of $1.9 million which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets (Note 7). During 2009, Lakes notified Penn Ventures of its intent to contribute additional capital to the entity to be formed in collaboration with Penn Ventures.

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999, and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded an estimated liability related to this examination, including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

14.	Segment information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe of Oklahoma. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties in Mississippi, Kansas and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, and the Lakes’ corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated

Quarter ended April 4, 2010
Revenue	$6.9	$—	$0.1	$7.0
Impairment losses	2.7	—	—	2.7
Equity in loss of unconsolidated investee	—	—	—	—
Earnings (loss) from operations	2.4	—	(2.4)	—
Total assets	118.3	14.1	40.3	172.7
Investment in unconsolidated investee	—	12.4	—	12.4
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8
Quarter ended March 29, 2009
Revenue	$7.3	$—	$—	$7.3
Impairment losses	0.6	—	—	0.6
Earnings (loss) from operations	3.7	—	(3.7)	—
Total assets	118.4	5.4	43.3	167.1
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.5	—	—	2.5

15.	Subsequent events

During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010 and on the 15th day of each of the next 14 months. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement.

During April 2010, Chisholm Creek (Note 7) withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas. The application withdrawal is an event of dissolution according to the Kansas Gaming Partners, LLC Limited Liability Agreement. Accordingly, on April 14, 2010, Lakes received approximately $8.3 million representing a refund of Lakes’ 2009 capital contribution related to the deposit of a privilege fee with the State of Kansas for the Chisholm Creek project.

During April 2010, Lakes Ohio Development, LLC, an indirect wholly owned subsidiary of Lakes, entered into a First Amendment to Agreement (“Amendment”) with Quest Media Group, LLC (“Quest”), which amended the Quest Agreement dated March 9, 2010 relating to Quest’s services pertaining to the Rock Ohio Ventures and Penn Ventures, LLC agreements (Note 7). The Amendment increased the fee Lakes will pay Quest from 18%, as stated in the Agreement, to 18.5% and established the right to an increase in the fee to 20% if Quest makes an additional payment of $500,000 no later than July 1, 2010. Quest made the $500,000 payment during April 2010, which increased the fee to 18.5%.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California, for a total of three separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 75 table games including a 12-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,100 slot machines, 90 table games including 12 poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project altogether. We will continue to monitor the status of this project.

During May 2010, a subsidiary of Lakes entered into a termination agreement (“Termination Agreement”) with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010 and on the 15th day of each of the next 14 months. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In October 2009, Lakes entered into agreements with Penn Ventures and Rock Ohio Ventures for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. As of April 4, 2010, Lakes funded approximately $4.3 million related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. Lakes also intends to contribute capital to an entity to be formed in collaboration with Penn Ventures for the development of casinos in Columbus and Toledo.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project and due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $4.9 million.

•	In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC where Lakes agrees to perform certain development and management services for a potential casino located in Tunica, Mississippi. In exchange for its services, Lakes will receive a financing fee, a monthly fee and an annual incentive based on earnings.

In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. On April 9, 2010, Chisholm Creek withdrew its application for the potential casino due to unresolved issues related to the project’s location and uncertainties in the competitive market. Chisholm Creek is a wholly-owned subsidiary of Kansas Gaming Partners, LLC. Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, has a 16.67% ownership in Kansas Gaming Partners, LLC. As a result of the withdrawal of the application Lakes also terminated its involvement with this project.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 4, 2010.

Three months ended April 4, 2010, compared to the three months ended March 29, 2009

Revenues.  Total revenues were $7.0 million for the first quarter of 2010 compared to $7.3 million for the first quarter of 2009. Lakes’ revenue decrease for the first quarter of 2010 was primarily due to new competition that entered the Four Winds Casino Resort market during the third quarter of 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $3.2 million in the first quarter of 2010 compared to $4.0 million for the first quarter of 2009. For the first quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.8 million, including share-based compensation, travel expenses of $0.5 million, and professional fees of $0.5 million. The decrease was primarily due to decreases in payroll and related expenses and travel expenses. For the first quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million, including share-based compensation, travel expenses of $0.9 million, and professional fees of $0.6 million.

Impairment losses.  Impairment losses were $2.7 million in the first quarter of 2010 compared to $0.6 million in the first quarter of 2009. Due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment losses of $2.1 million were recognized during the first quarter of 2010 in connection with land and intangible assets related to the Ioway Casino Project. In addition, due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets and general economic uncertainties, we recognized impairment losses of $0.6 million during the first quarter of 2010.

Amortization of intangible assets related to operating casinos.  Amortization of intangible assets related to operating casinos for the first quarter of 2010 was $2.8 million compared to $2.5 million for the first quarter of 2009.

Net unrealized gains (losses) on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first quarter of 2010, we reported net unrealized gains on notes receivable of $1.8 million, compared to net unrealized losses of $0.2 million in the prior-year period. Unrealized gains of $0.9 million were recognized in the first quarter of 2010 related to the Iowa Tribe’s Ioway Casino project due to the Termination Agreement entered into with the Iowa Tribe. Unrealized gains of $0.9 million were recognized in the first quarter of 2010 related to the Jamul project primarily due to improvements in the credit markets. The net unrealized losses in the first quarter of 2009 were related to the project with the Jamul Tribe and the Iowa Tribe due primarily to ongoing issues in the credit markets and general economic uncertainties.

Other income (expense), net.  Other income (expense), net for the first quarters of 2010 and 2009 was $1.5 million which is primarily associated with interest earned on the notes receivable from the Shingle Springs Tribe.

Income Taxes.  The income tax provision for the first quarter of 2010 was $6.1 million compared to $0.4 million for the first quarter of 2009. Our effective tax rates were 420% and 27% for the first quarter of 2010 and 2009, respectively. For the three months ended April 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. Lakes’ income tax provision in the current year period consists primarily of current income tax provision of $5.6 million, $0.1 million of interest on a Louisiana tax audit matter and additional paid-in capital adjustment of $0.4 million. In the prior year period, the income tax provision was primarily related to approximately $0.2 million of interest on a Louisiana tax audit matter.

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

Amortization of intangible assets related to operating casinos.  Amortization of intangible assets related to operating casinos for the first quarter of 2009 was $2.5 million compared to $1.7 million for the first quarter of 2008. The increase of $0.8 million related to the amortization of intangible assets associated with the Red Hawk Casino, which began when it opened to the public on December 17, 2008. Amortization for the first quarter of 2008 related primarily to the intangible assets associated with the Four Winds Casino Resort.

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

Liquidity and Capital Resources

As of April 4, 2010, we had $6.1 million in cash and $21.9 million of investments in securities recorded at estimated fair value (including nontransferable rights (“Rights”) to sell our auction rate securities (“ARS”) back to UBS Financial Services, Inc. (“UBS”) of approximately $2.3 million). These investments are collateral for an existing line of credit with UBS with outstanding advances of $14.7 million discussed below. We currently believe that our cash balance and our cash flows from operations and the net proceeds from our ARS discussed below will be sufficient to meet our working capital requirements during the next 12 months. However, we do not believe these cash sources will be sufficient to fund our anticipated investments in the development of four potential casino projects in Ohio. Lakes currently expects to be able to obtain funds in order to fulfill its potential future capital needs. However, such financing may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of Indian casinos to be adversely affected. Current economic conditions have and may continue to impact our ability to finance our development projects.

All of our investments in securities are ARS held by UBS, and are classified as trading securities as of April 4, 2010. The types of ARS that we own are backed by student loans, the majority of which are guaranteed under the Federal Family Education Loan Program (“FFELP”). None of our ARS qualify, or have ever been classified in our consolidated financial statements, as cash. We have the Rights to sell our ARS, at par value, to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of our ARS is $21.9 million.

Management currently expects to sell the ARS under the Rights as soon as practicably possible within one year. As of April 4, 2010, these investments are classified as current assets. The classification and valuation of these securities will continue to be reviewed on a quarterly basis. UBS’s obligation under the Rights is not secured by its assets and does not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The ARS collateralize a Credit Line with UBS which is due and payable on demand with interest at 30-day LIBOR plus 100 basis points. As of April 4, 2010, approximately $14.7 million was outstanding under the Credit Line.

During 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of April 4, 2010, Lakes has drawn $2.0 million under the Loan Agreement, which will become due in October 2010, when the Loan Agreement matures.

Per our agreements with Penn Ventures and Rock Ohio Ventures related to four potential Ohio casinos, Lakes expects to invest additional funds in those projects. As a result Lakes will need to obtain additional financing.

On April 9, 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas. As a result, Lakes received approximately $8.3 million from Kansas

Gaming Partners, LLC on April 14, 2010 representing Lakes’ previous capital contribution for the deposit of a privilege fee with the State of Kansas.

During 2009, Lakes recognized significant revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. Due to the Termination Agreement with the Iowa Tribe, Lakes will no longer receive management fees for the Cimarron Casino subsequent to May 2010. Our management contracts with the Four Winds Casino Resort and the Red Hawk Casino extend through fiscal July 2012 and December 2015, respectively. Because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, the amount of our ongoing management fees is uncertain. Lakes’ agreements with tribal partners require that we provide certain financing for project development in the form of loans, which has been a major use of cash over the past three years. These loans to our tribal partners are interest bearing; however, the notes do not become due and payable unless the projects are completed and operational, and generating distributable profits from operations. In the event that the casinos are not built, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust. If our casino development project with the Jamul Tribe is not constructed or if constructed, does not achieve profitable operations in the highly competitive market for gaming activities, it is likely that we would incur substantial or complete losses on our notes receivable and related intangible assets.

During May 2010, Lakes entered into the Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay to Lakes a total of $4.5 million of which $1 million will be received within two days of execution of the Termination Agreement and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010, and on the 15th day of the next 14 months.

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

Income taxes:  We account for income taxes under the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes.  The determination of our income tax-related account balances requires the exercise of significant judgment by management. Accordingly, we determine deferred tax assets and liabilities based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. We assess the likelihood that deferred tax assets will be recovered from future taxable income and establish a valuation allowance when management believes recovery is not likely.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”).

Additionally, upon significant changes in the development activity prior to the opening of a casino, including termination of the project, notes receivable would be evaluated for impairment pursuant to ASC 310 and any necessary decline in the carrying amount will be recorded as unrealized losses in our consolidated statement of earnings (loss). Subsequent to the initial impairment evaluation, we continue to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310.

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

Long-term asset related to Indian Casino projects  The consolidated balance sheets as of April 4, 2010 and January 3, 2010 include long-term assets related to Indian casino projects of $106.1 million and $111.6 million, respectively, which primarily related to four separate projects. The amounts are as follows by project (in thousands):

	April 4, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$47,609	$—	$—	$—	$47,609
Notes receivable at fair value, net of current portion	—	—	10,832	1,027	—	11,859
Intangible assets related to Indian casino projects	15,668	25,223	—	—	—	40,891
Land held for development	—	—	960	170	—	1,130
Other(**)	60	1,996	346	304	1,890	4,596

	$15,728	$74,828	$12,138	$1,501	$1,890	$106,085

	January 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$46,100	$—	$—	$—	$46,100
Notes receivable at fair value	—	—	9,761	3,493	—	13,254
Intangible assets related to Indian casino projects	17,346	26,328	—	1,390	—	45,064
Land held for development	—	—	960	853	—	1,813
Other(**)	60	1,405	419	330	2,110	4,324

	$17,406	$73,833	$11,140	$6,066	$2,110	$110,555

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $4.9 million and $6.7 million of the notes receivable from the Shingle Springs Tribe are estimated to be collected within the next twelve fiscal months, and have been classified as a current asset in the unaudited consolidated balance sheets as of April 4, 2010 and January 3, 2010, respectively.

(**)	Includes notes receivable from related parties of $2.2 million and $2.3 million, net of current portion, as of April 4, 2010 and January 3, 2010, respectively. See Note 6 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of April 4, 2010	As of January 3, 2010

Face value of note (principal and interest)	$56,404 ($37,264 principal and $19,140 interest)	$54,911 ($36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted-average of three scenarios)(*)	66 months	66 months
Projected interest rate until casino opens	7.92%	8.00%
Projected interest rate during the loan repayment term	10.57%	10.40%
Discount rate(*)	20.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)(*)	50%	50%

(*)	During 2010, Lakes decreased the discount rate to 20.00% for this project because improvements in the credit markets resulted in lower required rates of return.

The following table represents a sensitivity analysis prepared by Lakes as of April 4, 2010 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Sensitivity Analysis
	As of April 4, 2010	As of January 3, 2010

Estimated fair value of notes receivable	$10,832	$9,761
5% less probable	$8,623	$8,303
One year delay	$8,644	$8,249
Both 5% less probable and one year delay	$7,584	$7,274
5% increased probability	$10,975	$10,482
One year sooner	$11,080	$10,670
Both 5% increased probability and one year sooner	$12,384	$11,887

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of April 4, 2010 and January 3, 2010 (in thousands).

	April 4,	January 3,
Advances Principal Balance	2010	2010

Note receivable, pre-construction(a)	$36,314	$35,557
Note receivable, land(b)	950	950

	$37,264	$36,507

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of April 4, 2010 and January 3, 2010 (in thousands):

	April 4,	January 3,
Jamul Tribe	2010	2010

Monthly stipend	$6,511	$6,357
Construction	2,495	2,454
Legal	4,931	4,873
Environmental	2,343	2,339
Design	16,236	15,770
Gaming license	1,101	1,067
Lobbyist	2,697	2,697

	$36,314	$35,557

Iowa Tribe

As a result of the Termination Agreement with the Iowa Tribe, the carrying value of the notes receivable was adjusted to the estimated fair value of $4.4 million as of April 4, 2010. Lakes recorded an unrealized gain of $0.9 million for the three months ended April 4, 2010, which is included in net unrealized gains (losses) from notes receivable in the unaudited consolidated statements of earnings (loss).

The payment terms of the Termination Agreement and a discount rate of 6.0% were used as the assumptions for the determination of estimated fair value as of April 4, 2010. The following table provides the key assumptions used to value the notes receivable from the Iowa Tribe at estimated fair value as of January 3, 2010 (dollars in thousands):

As of January 3, 2010

Face value of note (principal and interest)	$6,218
$(4,970 principal and $1,248 interest)
Estimated months until casino opens	36 months
Projected interest rate until casino opens	7.03%
Projected interest rate during the loan repayment term	9.59%
Discount rate	16.00%
Repayment terms of note	24 months
Probability rate of casino opening	75%

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

	April 4,	January 3,
	2010	2010

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and historically, we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

Iowa Tribe

On April 2, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. At January 3, 2010, long-term assets included intangibles assets of $1.4 million and land held for development of $0.9 million. As a result of the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, the long-term assets related to the Ioway Casino Resort were deemed impaired by management and the carrying amount of the related long-term assets has been adjusted to the expected undiscounted cash flows of those assets. Impairment losses of $2.1 million were recognized during the quarter ended April 4, 2010.

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. We receive approximately 24% of net income up to a certain level and 19% of net income over that level, as a management fee. The term of the management contract is five years, which began on August 2, 2007. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Four Winds Casino Resort. The Pokagon Band may also buy out the management contract. The buy-out amount is calculated based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. The NIGC approved the management contract in March 2006.

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $57.6 million furniture, furnishings and equipment financing as of April 4, 2010 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

See Note 9 to the consolidated unaudited financial statements for further discussion.

Jamul Tribe

The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site. The Jamul Tribe first requested approval on a driveway road connection to State Highway 94, but was denied a permit by San Diego County (the “County”).

In September 2008, the BIA notified the Jamul Tribe that an access road on its land had been approved as an Indian Reservation Road (“IRR”), which would allow the Jamul Tribe to construct a second potential access point to the reservation without the need for a permit from the County. The Jamul Tribe notified CalTrans of this additional access option but CalTrans viewed this access point no differently than the proposed driveway road connection to State Highway 94. The Jamul Tribe filed a federal complaint requesting the Federal Court to order CalTrans to cease its efforts to impede the Jamul Tribe from using its lands for economic development purposes. After losing a motion to dismiss, CalTrans denied the allegations. The parties subsequently reached an agreement whereby the Jamul Tribe dismissed its lawsuit and CalTrans removed its contention that it could restrict access to the reservation, and agreed to work positively with the Jamul Tribe to expeditiously process the encroachment permit application. Traffic, environmental, engineering and other required studies are now underway as the Jamul Tribe works toward completing the environmental analysis necessary for the encroachment permit application.

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

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing of up to $350 million, from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. Under the current development financing and services agreement, Lakes is entitled to receive a flat fee of $15 million for its development design services and a flat fee of $15 million for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. However, as discussed above, this agreement is planned to be modified with resulting lower fees to Lakes. There is also no assurance that third party financing will be available with acceptable terms. If Lakes is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”) in 1999 and formed Lakes Kean Argovitz Resorts- Calisfornia, LLC, a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz).

Under the current agreement with Mr. Kean, he may elect to serve as a consultant to Lakes during the term of the management contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the

Jamul Casino project, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re-purchase his respective original equity interest in Lakes Kean Argovitz Resorts-California, LLC and then be entitled to obtain a 20% equity interest in such. If he is not found suitable or does not elect to purchase equity interests in Lakes Kean Argovitz Resorts — California, LLC, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management agreement (but not during any renewal term of such agreement).

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of April 4, 2010 and January 3, 2010. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	April 4,	January 3,
Critical Milestone	2010	2010

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as April 2015.

Iowa Tribe

During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010, and on the 15th day of each of the next 14 months. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement.

Recently issued accounting pronouncements

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

These risks and uncertainties include, but are not limited to, the need for current financing to meet Lakes’ operational and development needs; the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; and reliance on Lakes’ management. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for the year ended January 3, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our cash is not subject to significant interest rate risk due to the short maturities of these instruments. As of April 4, 2010, the carrying value of our cash approximates fair value. We also hold investments in debt securities (consisting of ARS). The types of ARS investments that we own are backed by student loans, the majority of which are guaranteed under FFELP. Our main investment objectives are the preservation of investment capital and the maximization of after-tax returns on our investment portfolio. Consequently, we invest with only high-credit-quality issuers and limit the amount of credit exposure to any one issuer. None of our investments in ARS qualify, or have ever been classified in our consolidated financial statements, as cash.

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

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of April 4, 2010, we had $63.4 million of notes receivable, with a floating interest rate (principal amount of $106.5 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended April 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended January 3, 2010.

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

Dated: May 14, 2010