Form 10-Q
period 2010-07-04
LAKES ENTERTAINMENT INC
filed 2010-08-11
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2010
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

As of August 9, 2010, there were 26,369,377 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	July 4, 2010	January 3, 2010
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash & cash equivalents	$24,336	$3,751
Accounts receivable	2,397	1,457
Current portion of notes receivable from Indian casino projects	6,616	6,671
Deferred tax asset	51	111
Investment securities, including rights	—	24,317
Other	2,280	2,367

Total current assets	35,680	38,674

Property and equipment, net	5,209	5,334

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	48,900	46,100
Notes receivable at fair value	9,545	13,254
Intangible assets, net of accumulated amortization of $25.6 and $20.1 million	38,106	45,064
Land held for development	960	1,813
Other	4,932	4,324

Total long-term assets related to Indian casino projects	102,443	110,555

Other assets:
Investment in unconsolidated investees	4,267	12,441
Land held for development	5,069	4,900
Deferred taxes and other	1,875	1,833

Total other assets	11,211	19,174

Total assets	$154,543	$173,737

Liabilities and shareholders’ equity
Current liabilities:
Line of credit payable	$—	$16,346
Non-revolving line of credit payable	2,000	2,000
Current portion of contract acquisition costs payable, net of $1.9 and $2.1 million discount	2,547	2,232
Income taxes payable	15,504	17,069
Accounts payable	528	637
Accrued payroll and related	730	890
Other accrued expenses	1,031	927

Total current liabilities	22,340	40,101
Long-term contract acquisition costs payable, net of current portion and $3.2 and $4.1 million discount	8,856	10,197

Total liabilities	31,196	50,298

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,369 and 26,328 common shares issued and outstanding	264	263
Additional paid-in capital	203,452	202,767
Deficit	(80,369)	(79,591)

Total shareholders’ equity	123,347	123,439

Total liabilities and shareholders’ equity	$154,543	$173,737

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
	(In thousands, except per share data)
		(Unaudited)

Revenues:
Management fees	$4,784	$7,048	$11,721	$14,314
License fees	18	16	35	28

Total revenues	4,802	7,064	11,756	14,342

Costs and expenses:
Selling, general and administrative	3,253	3,767	6,488	7,809
Impairment losses	707	1,711	3,371	2,280
Amortization of intangible assets related to operating casinos	2,785	2,527	5,570	5,006
Depreciation	66	69	131	142

Total costs and expenses	6,811	8,074	15,560	15,237

Net unrealized gains (losses) on notes receivable	(1,458)	2,506	312	2,343

Earnings (loss) from operations	(3,467)	1,496	(3,492)	1,448

Other income (expense):
Interest income	1,847	1,753	4,094	3,615
Interest expense	(545)	(417)	(1,232)	(812)
Equity in loss of unconsolidated investees	(37)	—	(64)	—
Other	560	(8)	488	(16)

Total other income (expense), net	1,825	1,328	3,286	2,787

Earnings (loss) before income taxes (benefit)	(1,642)	2,824	(206)	4,235
Income taxes (benefit)	(5,551)	4	572	390

Net earnings (loss)	$3,909	$2,820	$(778)	$3,845

Weighted-average common shares outstanding
Basic	26,369	26,328	26,367	26,327
Diluted	26,426	26,420	26,367	26,400

Earnings (loss) per share applicable to common shareholders — basic & diluted	$0.15	$0.11	$(0.03)	$0.15

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Six Months Ended
	July 4, 2010	June 28, 2009
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings (loss)	$(778)	$3,845
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	131	142
Amortization of debt issuance costs	16	16
Accretion of discount on notes receivable	(2,004)	(1,357)
Mark to market, trading securities	(8)	(156)
Amortization of intangible assets related to operating casinos	5,570	5,006
Equity in loss of unconsolidated investee	64	—
Share-based compensation	288	251
Impairment losses	3,371	2,280
Net unrealized gains on notes receivable	(312)	(2,343)
Deferred income taxes	—	(1,930)
Changes in operating assets and liabilities:
Accounts receivable	(940)	(1,282)
Other current assets	87	616
Income taxes payable	(1,565)	1,505
Accounts payable	(20)	94
Accrued expenses	(64)	(1,444)

Net cash provided by operating activities	3,836	5,243

INVESTING ACTIVITIES:
Sales / redemptions of securities	24,325	—
Proceeds from divestiture of investment in unconsolidated investee	8,333	—
Payments to acquire investment in unconsolidated investee	(223)	—
Increases in long-term assets related to Indian casino projects, net	(699)	(1,375)
Purchase of property and equipment	(3)	—
Advances on notes receivable	(2,215)	(504)
Collection on notes receivable	4,196	2,453

Net cash provided by investing activities	33,714	574

FINANCING ACTIVITIES:
Repayments of line of credit	(21,340)	(151)
Proceeds from line of credit	4,994	—
Cash proceeds from issuance of common stock	—	346
Tax benefit from stock option exercises	406	(45)
Contract acquisition costs payable	(1,025)	(1,301)

Net cash used in financing activities	(16,965)	(1,151)

Net increase in cash & cash equivalents	20,585	4,666
Cash & cash equivalents — beginning of period	3,751	6,170

Cash & cash equivalents — end of period	$24,336	$10,836

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

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

Management has evaluated the consolidated financial statements for subsequent events (Notes 8 and 15) through the date this Quarterly Report on Form 10-Q was filed with the SEC. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended January 3, 2010, previously filed with the SEC, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

2.	New accounting standards

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for Lakes’ fiscal year beginning January 4, 2010, except for Level 3 reconciliation disclosures which will be effective for the fiscal year beginning January 3, 2011. The adoption of ASU 2010-6 did not have a material impact on Lakes’ financial statements for the three months ended July 4, 2010 and the adoption of Level 3 reconciliation disclosures is not expected to have a material impact on Lakes’ financial statements for the fiscal year beginning January 3, 2011.

3.	Investments in securities, including rights

At January 3, 2010, the Company’s investment portfolio was comprised of investments in auction rate securities (“ARS”), all held by UBS Financial Services, Inc. (“UBS”). See also Note 8 for a discussion of Lakes’ credit line agreement with UBS. At January 3, 2010, the Company also had the nontransferable right to sell the ARS (the “Rights”), at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of the Company’s ARS was $24.3 million as of January 3, 2010.

During the three months ended July 4, 2010, the Company exercised the Rights and the remaining ARS were purchased by UBS (Note 4). There were no remaining ARS investments as of July 4, 2010.

4.	Financial instruments and fair value measurements

Financial instruments.  The Company’s financial instruments consist of cash and equivalents, accounts receivable, investments in securities, notes receivable and other long-term assets related to Indian casino projects, equity and cost method investments, accounts payable, contract acquisition costs payable and lines of credit. Cash equivalents consist of highly-liquid investments with an original maturity of three months or less.

For the Company’s cash and equivalents, accounts receivable, accounts payable and lines of credit payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of Company’s notes receivable from the Shingle Springs Tribe and Iowa Tribe of Oklahoma (Note 5), investment in unconsolidated investees (Note 7), other long-term assets related to Indian casino projects (Note 6) and contract acquisition costs payable (Note 9) are discussed in the referenced notes to the unaudited consolidated financial statements.

Investments in ARS, Rights, and in notes receivable from Indian Tribes for projects under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability, including estimated cash flows and valuation metrics. The determination of fair value for these items is described below.

Fair value measurements.  The following is a list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation models by asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	July 4,	January 3,
	2010	2010

Auction rate securities (Note 3)	$—	$21,836
Rights (Note 3)	—	2,481
Notes receivable from Indian Tribes (Note 5)	9,545	13,254

	$9,545	$37,571

Changes in the carrying value of these asset types follows (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Balance, January 3, 2010	$21,836	$2,481	$13,254	$37,571
Total realized and unrealized gains (losses):
Gains (losses) included in earnings as interest income	189	(189)	—	—
Net unrealized gains on notes receivable	—	—	1,770	1,770
Sales (at par)	(2,300)	—	—	(2,300)
Redemptions (at par)	(100)	—	—	(100)
Advances, net of allocation to intangible, other	—	—	168	168

Balance, April 4, 2010 (unaudited)	19,625	2,292	15,192	37,109
Total realized and unrealized gains (losses):
Gains (losses) included in earnings as interest income	2,300	(2,292)	—	8
Net unrealized losses on notes receivable	—	—	(1,458)	(1,458)
Sales (at par)	(21,925)	—	—	(21,925)
Iowa Tribe notes receivable transfer to notes receivable that are not carried at fair value	—	—	(4,360)	(4,360)
Advances, net of allocation to intangible, other	—	—	171	171

Balance, July 4, 2010 (unaudited)	$—	$—	$9,545	$9,545

To value the Company’s ARS portfolio, the Company utilized valuation models based on management’s estimates of expected cash flow streams and collateral values, default risk underlying the security, discount rates and overall capital market liquidity. The valuation of the Company’s ARS portfolio was subject to uncertainties and evolving market conditions that were difficult to predict. Factors that may have impacted the estimated fair value included changes to credit ratings of the ARS as well as to the assets collateralizing the securities, rates of default of the underlying assets, underlying collateral value, discount rates, and evolving market conditions affecting the liquidity of the ARS.

The Rights were a free standing asset separate from the ARS, and represented the Company’s contractual right to require UBS to purchase the Company’s ARS at par value during the period of June 30, 2010 through July 2, 2012. In order to determine the estimated fair value of the Rights, the Company utilized valuation models based on management’s estimates of expected cash flow streams, intrinsic value, and the credit worthiness of UBS.

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

During May 2010, a subsidiary of Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma (“Termination Agreement with the Iowa Tribe”) terminating all contracts and agreements between them including the Management Agreement for the Cimarron Casino and the Consulting Agreement and Note Agreements for the Ioway Casino Resort. As a result, the note receivable from the Iowa Tribe of Oklahoma is no longer adjusted to its estimated fair value on a quarterly basis, but rather they are evaluated periodically for impairment pursuant to Accounting Standards Codification (“ASC”) 310.

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

Information with respect to the long-term notes receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Iowa	Jamul
	Tribe(*)	Tribe(**)	Tribe	Total

Balance, January 3, 2010	$52,771	$3,493	$9,761	$66,025
Advances, net	500	—	756	1,256
Repayments	(1,910)	—	—	(1,910)
Accretion of note receivable discount	1,161	4	—	1,165
Allocation of advances to intangible assets	—	—	(592)	(592)
Unrealized gains	—	863	907	1,770

Balance, April 4, 2010 (unaudited)	52,522	4,360	10,832	67,714
Advances, net	81	—	878	959
Repayments	(1,053)	(1,233)	—	(2,286)
Accretion of note receivable discount	808	31	—	839
Allocation of advances to intangible assets	—	—	(707)	(707)
Unrealized losses	—	—	(1,458)	(1,458)

Balance, July 4, 2010	52,358	3,158	9,545	65,061
Less current portion of notes receivable	(3,816)	(2,800)	—	(6,616)

Long-term notes receivable, July 4, 2010 (unaudited)	$48,542	$358	$9,545	$58,445

(*)	The Company’s management estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes is being amortized into interest income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value, but rather they are evaluated periodically for impairment pursuant to ASC 310.

(**)	In conjunction with the Termination Agreement with the Iowa Tribe entered into in May 2010 and pursuant to Lakes’ accounting policy, the notes receivable from the Iowa Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310.

Shingle Springs Tribe.  The carrying value of Lakes’ notes receivable from the Shingle Springs Tribe was $52.4 million, including current portion, as of July 4, 2010. Management estimates the fair value of this financial instrument as of July 4, 2010 to be approximately $50.3 million using a discount rate of 19% and a remaining term of 66 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of July 4, 2010	As of January 3, 2010
	(Unaudited)

Face value of note (principal and interest)	$58,039	$54,911
	$(38,141 principal and $19,898 interest)	$(36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.07%	8.00%
Projected interest rate during the loan repayment term	9.60%	10.40%
Discount rate	21.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

Iowa Tribe.  During the three months ended April 4, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay Lakes a total of $4.5 million of which $1.0 million was paid in May 2010 and the remaining $3.5 million is being paid in 15 equal monthly installments.

As a result of the Termination Agreement with the Iowa Tribe, the carrying value of the notes receivable was adjusted to its estimated fair value of as of April 4, 2010 and the difference between the then estimated fair value and the amount contractually due under the Termination Agreement with the Iowa Tribe is being amortized into interest income using the effective interest method over the remaining term. The note receivable is no longer adjusted to estimated fair value, but rather it is evaluated periodically for impairment pursuant to ASC 310. The payment terms of the Termination Agreement with the Iowa Tribe and a discount rate of 6.0% were used as the assumptions for the determination of estimated fair value as of April 4, 2010.

Lakes recorded an unrealized gain of zero and $0.9 million for the three and six months ended July 4, 2010, respectively, which is included in net unrealized gains (losses) from notes receivable in the unaudited consolidated statements of earnings (loss). At July 4, 2010, the carrying value of the note receivable is $3.2 million, including current portion, which approximates fair value.

The terms and assumptions used to value Lakes’ notes receivable from the Iowa Tribe at estimated fair value as of January 3, 2010 are as follows (dollars in thousands):

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

Information with respect to the intangible assets by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe(*)	Tribe(**)	Total

Balances, January 3, 2010	$17,346	$26,328	$—	$1,390	$45,064
Allocation of advances	—	—	592	—	592
Amortization	(1,678)	(1,105)	—	(2)	(2,785)
Impairment losses	—	—	(592)	(1,388)	(1,980)

Balances, April 4, 2010 (unaudited)	15,668	25,223	—	—	40,891
Allocation of advances	—	—	707	—	707
Amortization	(1,679)	(1,106)	—	—	(2,785)
Impairment losses	—	—	(707)	—	(707)

Balances, July 4, 2010 (unaudited)	$13,989	$24,117	$—	$—	$38,106

(*)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.7 million and $1.3 million related to the intangible assets associated with this project during the three and six months ended July 4, 2010, respectively.

(**)	Due to the Iowa Tribe of Oklahoma’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, Lakes recognized an impairment of $1.4 million related to the intangible assets associated with the Ioway Casino Resort during the six months ended July 4, 2010. No impairment losses were recognized during the three months ended July 4, 2010

Land held for development.  Land held for development in this category is held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of July 4, 2010 and January 3, 2010.

As of July 4, 2010 and January 3, 2010, Lakes also owns approximately 114 acres of land held for development located in Oklahoma. As of January 3, 2010, Lakes had invested $0.8 million in land held for development, which was being held for future transfer to the Iowa Tribe. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million, recorded an impairment of $0.7 million during the six months ended July 4, 2010, and has reclassified the land to Land held for development (not related to Indian casino projects). No impairment losses related to Land held for development were recognized during the three months ended July 4, 2010.

Other.  As of July 4, 2010 and January 3, 2010 these assets included amounts due from Mr. Kevin M. Kean. Financial instruments related to Mr. Kean have a carrying value of $2.1 million and $2.3 million, net of current portion, as of July 4, 2010 and January 3, 2010, respectively. In addition other long-term assets include financial instruments related to the Shingle Springs Tribe of $2.4 million and $1.5 million as of July 4, 2010 and January 3, 2010, respectively. Management estimates the fair value of the financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $3.7 million as of July 4, 2010 using a discount rate of 19.00%.

7.	Investment in unconsolidated investees

Equity method investment.  At January 3, 2010, the Company had a 16.67% ownership interest in Kansas Gaming Partners, LLC (“Kansas Partners”) which wholly owns Chisholm Creek Casino Resort, LLC (“Chisholm Creek”), an entity formed to develop and manage a casino in south central Kansas. Lakes entered into an agreement to perform certain management and development services related to this potential casino. As of January 3, 2010, Lakes had invested approximately $8.4 million in Kansas Partners which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. During April 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas, and as a

result, Lakes also terminated its involvement with this project. Accordingly, Lakes received approximately $8.3 million representing a refund of Lakes’ 2009 capital contribution related to the deposit of a privilege fee with the State of Kansas for the Chisholm Creek project. As of July 4, 2010, the Company has no amounts recorded in the Consolidated Balance Sheets related to an ownership interest in Kansas Partners.

Cost method investments.  Lakes has an investment in Rock Ohio Ventures for the potential development of two casinos in Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At July 4, 2010 and January 3, 2010, Lakes had invested a total of approximately $2.4 million in Rock Ohio Ventures, which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 13). The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of July 4, 2010, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments.

At July 4, 2010 and January 3, 2010, Lakes also has an investment of approximately $1.9 million in an entity to be formed in collaboration with Penn Ventures, LLC for the potential development of two casinos in Ohio. This investment is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets and accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. The fair value of the Company’s investment in the entity to be formed in collaboration with was not estimated as of July 4, 2010, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. During July 2010, the Company entered into a Termination Agreement with Penn Ventures, LLC (Note 15) in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC.

8.	Debt

Line of credit payable.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS under which any borrowings are secured by Lakes’ ARS held at UBS. As of January 3, 2010, approximately $16.3 million was outstanding under the Credit Line. During the three months ended July 4, 2010, a portion of the proceeds from the sale of ARS were used to repay the remaining balance of the Credit Line at that time. The Credit Line was closed upon repayment and no additional amounts are available.

Non-revolving line of credit payable.  Also during 2008, Lakes entered into a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95% and are due in October 2010. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of July 4, 2010, and January 3, 2010, Lakes owed $2 million under the Loan Agreement. Subsequently on July 27, 2010, the $2 million in advances on the Loan Agreement were repaid.

9.	Contract acquisition costs payable

The Company is obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. The obligation is payable quarterly over the term of the five-year management agreement for the Four Winds Casino Resort. As of July 4, 2010 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $4.5 million and $5.3 million, net of a discount of $1.1 million and $1.5 million, respectively. Amounts payable during the next 12 fiscal months totaling $1.7 million are included in current contract acquisition costs payable as of July 4, 2010.

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

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of July 4, 2010 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $6.9 million and $7.2 million, net of a $4.1 million and $4.8 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $0.8 million, net of related discount, are included in current contract acquisition costs payable as of July 4, 2010.

10.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and six months ended July 4, 2010 and June 28, 2009, respectively, were as follows (unaudited):

	Three Months Ended		Six Months Ended
	July 4,	June 28,	July 4,	June 28,
	2010	2009	2010	2009
		(In thousands)

Total cost of share-based payment plans	$109	$167	$288	$251

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

There were no options granted during the three and six months ended July 4, 2010 and the three months ended June 28, 2009. The weighted-average grant-date fair value of options granted during the six months ended June 28, 2009 was $2.46, which was calculated using the following assumptions: 0% expected dividend yield, 2.52% risk-free interest rate, expected term of 7.7 years, expected volatility of 79.82% and no forfeiture rate.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to June 28, 2009. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Estimated forfeiture rate — Share-based compensation expense recognized is based on awards ultimately expected to vest. ASC 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised quarterly, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management has reviewed the historical forfeitures which have been minimal, and as such will amortize the grants to the end of the vesting period subject to any revisions to its estimated forfeiture rates prior to vesting.

The following table summarizes Lakes’ stock option activity during the three and six months ended July 4, 2010 and June 28, 2009 (unaudited):

	Number of Common Shares
				Weighted-Average
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(98,955)	—	6,355	11.58

Balance at April 4, 2010	1,605,232	462,656	1,131,101	3.46
Restricted stock unit activity, net	—	—	—	—
Forfeited/cancelled/expired	(4,150)	—	4,150	3.27

Balance at July 4, 2010(*)	1,601,082	462,656	1,135,251	3.46

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Granted	197,000	—	(197,000)	3.25
Restricted stock unit activity, net	—	—	(140,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009	2,859,500	2,455,700	115,573	6.54
Restricted stock unit activity, net	—	—	5,000	3.25
Forfeited/cancelled/expired	(40,125)	—	40,125	9.04

Balance at June 28, 2009(**)	2,819,375	2,433,575	160,698	6.51

(*)	Options outstanding do not include 86,662 of outstanding restricted stock units.

(**)	Options outstanding do not include 135,000 of outstanding restricted stock units.

As of July 4, 2010, the options outstanding had a weighted-average remaining contractual life of 7.3 years, weighted-average exercise price of $3.46 and aggregate intrinsic value of zero. The options exercisable have a weighted-average exercise price of $3.47, a weighted-average remaining contractual life of 2.7 years and aggregate intrinsic value of zero as of July 4, 2010.

The total intrinsic value of options exercised during the three and six months ended June 28, 2009 was immaterial. There were no options exercised during the three and six months ended July 4, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $0.7 million, as of July 4, 2010, which is expected to be recognized over a weighted-average period of 2.7 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three and six months ended July 4, 2010 and June 28, 2009 (unaudited):

		Weighted-average
	Restricted	Grant-Date
Non-vested Shares:	Stock Units	Fair Value

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at April 4, 2010	86,662	3.25
Vested	—	—
Forfeited	—	—

Balance at July 4, 2010	86,662	3.25

2009
Balance at December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	—	—

Balance at March 29, 2009	140,000	3.25
Vested	—	—
Forfeited	(5,000)	3.25

Balance at June 28, 2009	135,000	3.25

During the three and six months ended July 4, 2010, 41,332 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. As of July 4, 2010, Lakes’ unrecognized share-based compensation was approximately $0.2 million related to non-vested shares, which is expected to be recognized over a weighted-average of 1.6 years.

11.	Earnings (loss) per share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) applicable to common shareholders by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings applicable to common shareholders by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options applicable to common shareholders of 1,601,082 and 2,693,175 shares for the three months ended July 4, 2010 and June 28, 2009, respectively, and 1,601,082 and 2,787,726 shares for the six months ended July 4, 2010 and June 28, 2009, respectively, were not used to compute diluted earnings per share applicable to common shareholders because the effects would have been anti-dilutive.

12.	Income taxes

The Company’s effective tax rates were (278%) and 9.2% for the six months ended July 4, 2010 and June 28, 2009, respectively. For the six months ended July 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. As of July 4, 2010 and January 3, 2010, the Company has recorded a $1.9 million deferred tax asset related to federal and state net operating loss carryforwards and the AMT carryforwards. The Company continues to provide a valuation allowance against its other deferred tax assets because management has evaluated all available evidence and has determined that cumulative net losses generated over the past three years outweigh existing positive evidence.

As of July 4, 2010, Lakes has recorded a liability of $6.9 million for uncertain tax positions plus an additional $10.3 million for the possible payment of interest and fees related to these tax liabilities (Note 13). These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. There were no changes in the components of the liability related to uncertain tax positions during the six months ended July 4, 2010 and June 28, 2009. The Company recorded $0.2 million and $0.3 million of interest related to the uncertain tax positions as income tax expense for the three and six months ended July 4, 2010, respectively.

13.	Commitments and contingencies

General.  The decline in general economic conditions in the United States may continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC.  Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.4 million. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations. As of July 4, 2010, Lakes has contributed approximately $2.4 million as required as of that date (Note 7).

Quest Media Group, LLC.  During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, LLC, and Penn Ventures, LLC during 2009 and with MYOHIONOW.COM, LLC in 2008 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million.

Louisiana Department of Revenue litigation tax matter.  The Louisiana Department of Revenue maintains a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999, and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination is the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and relates to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On December 20, 2004, the Secretary of the Department of Revenue of the State of Louisiana filed a petition to collect taxes in the amount of $8.6 million, plus interest, against Lakes for the taxable periods set forth above. Lakes maintains that it remitted the proper Louisiana corporation income tax and Louisiana corporation franchise tax for the taxable periods at issue. On February 14, 2005, Lakes filed an answer to the petition to collect taxes asserting all proper defenses and maintaining that no additional taxes were owed and that the petition to collect taxes should be dismissed. Lakes expects to have motion hearings this year and a trial shortly thereafter. Management intends to continue to vigorously contest this action by the Louisiana Department of Revenue. However, Lakes may be required to pay up to the $8.6 million assessment plus interest if Lakes is not successful in this matter. Lakes has recorded an estimated liability related to this examination, including accrued interest and fees, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

Lakes’ segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties in Mississippi and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, and the Lakes’ corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated
	(In millions)

Three months ended July 4, 2010
Revenue	$4.8	$—	$—	$4.8
Impairment losses	0.7	—	—	0.7
Earnings (loss) from operations	0.6	—	(4.1)	(3.5)
Total assets	112.1	10.4	32.0	154.5
Investment in unconsolidated investees	—	4.3	—	4.3
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8
Three months ended June 28, 2009
Revenue	$7.1	$—	$—	$7.1
Impairment losses	1.7	—	—	1.7
Earnings (loss) from operations	5.2	(0.3)	(3.4)	1.5
Total assets	121.6	5.4	45.4	172.4
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.5	—	—	2.5

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated
	(In millions)

Six months ended July 4, 2010
Revenue	$11.7	$—	$0.1	$11.8
Impairment losses	3.4	—	—	3.4
Equity in loss of unconsolidated investees	—	0.1	—	0.1
Earnings (loss) from operations	3.0	—	(6.5)	(3.5)
Total assets	112.1	10.4	32.0	154.5
Investment in unconsolidated investees	—	4.3	—	4.3
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	5.6	—	—	5.6
Six months ended June 28, 2009
Revenue	$14.3	$—	$—	$14.3
Impairment losses	2.3	—	—	2.3
Earnings (loss) from operations	8.8	(0.3)	(7.1)	1.4
Total assets	121.6	5.4	45.4	172.4
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	5.0	—	—	5.0

15.	Subsequent events

On July 13, 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC whereby in exchange for a $25 million payment from Penn Ventures, LLC to Lakes, Lakes agreed to relinquish all rights, title and interest in the entity that was to be formed in collaboration with Penn Ventures, LLC for the development of casinos in Toledo and Columbus, Ohio (Note 7). The proceeds, net of the previously contributed capital of $1.9 million, will be recognized as a Gain on divestiture of cost method investment of approximately $23 million in the Consolidated Statement of Earnings during the three months ended October 3, 2010.

On July 19, 2010, in accordance with the agreement with Quest (Note 13) Lakes paid Quest $500,000 as a result of the payment received from the Termination Agreement with Penn Ventures, LLC. The payment to Quest is expected to be recognized in the Consolidated Statement of Earnings during the three months ended October 3, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California, for a total of three separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 76 table games including a 12-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,200 slot machines, 75 table games including 7 poker tables, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project altogether. We will continue to monitor the status of this project.

During May 2010, a subsidiary of Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”) (“Termination Agreement with the Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010 and on the 15th day of each of the next 14 months. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement with the Iowa Tribe.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In October 2009, Lakes entered into agreements with Penn Ventures and Rock Ohio Ventures for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. As of July 4, 2010, Lakes funded approximately $4.3 million related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. On July 13, 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC whereby, in consideration of the parties terminating the Funding and Option Agreement entered into during October 2009, Penn Ventures, LLC agreed to pay Lakes

$25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn Ventures for the development of casinos in Toledo and Columbus, Ohio.

During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, LLC, and Penn Ventures, LLC during 2009 and with MYOHIONOW.COM, LLC in 2008 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million annually for the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project and due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $4.9 million.

•	In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC where Lakes agreed to perform certain development and management services for a potential casino located in Tunica, Mississippi. In exchange for its services, Lakes will receive a development fee, a monthly fee and an annual incentive based on earnings.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended July 4, 2010.

Three months ended July 4, 2010 compared to the three months ended June 28, 2009

Revenues.  Total revenues were $4.8 million for the second quarter of 2010 compared to $7.1 million for the second quarter of 2009. This decrease was primarily related to a reduction in management fees earned from the Four Winds Casino Resort due in part to an unusually low table games hold during the second quarter of 2010 and also due to new competition that entered the Four Winds Casino Resort market during the third quarter of 2009. Also contributing to the decline in Lakes’ second quarter 2010 revenues were a decrease in management fees earned related to the Cimarron Casino project, due to the termination of that agreement in May 2010 as well as a decrease in management fees from the Red Hawk Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $3.3 million in the second quarter of 2010 compared to $3.8 million for the second quarter of 2009. For the second quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.7 million, including share-based compensation, travel expenses of $0.6 million, and professional fees of $0.5 million. The decrease was primarily due to decreases in payroll and related expenses and travel expenses. For the second quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.1 million, including share-based compensation, travel expenses of $0.8 million, professional fees of $0.5 million, and costs associated with the application for a gaming site in the State of Kansas of $0.3 million.

Impairment losses.  Impairment losses were $0.7 million in the second quarter of 2010 compared to $1.7 million in the second quarter of 2009. The 2010 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the second quarter of 2010 was $2.8 million compared to $2.5 million for the second quarter of 2009.

Net unrealized gains (losses) on notes receivable.  Net unrealized gains (losses) on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the second quarter of 2010, net unrealized losses on notes receivable were $1.5 million, compared to net unrealized gains of $2.5 million in the prior year period. The net unrealized losses in the second quarter of 2010 consisted of losses related to the Jamul Indian Village (“Jamul Tribe”) near San Diego, California due primarily to ongoing issues in the credit markets. The net unrealized gains in the second quarter of 2009 were related to the project with the Jamul Tribe and the Iowa Tribe of Oklahoma (“Iowa Tribe”) due primarily to improvements in the credit markets during that quarter.

Other income (expense), net.  Other income (expense), net for the second quarter of 2010 was $1.8 million compared to $1.3 million for the second quarter of 2009. The increase was primarily due to the receipt of $0.5 million from Quest Media Group, LLC in April 2010 for an increase in the percentage from 18.0% to 18.5% of gross distributions from Rock Ohio Ventures, LLC and Penn Ventures, LLC (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes.  The income tax benefit for the three months ended was $5.6 million compared to an income tax provision of less than $0.1 million for the second quarter of 2009. Our effective tax rates were 338.0% and 0.1% for the second quarter of 2010 and the second quarter of 2009, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, valuation allowance, and provisions for interest charges on uncertain tax positions. Lakes’ income tax provision in the current year period consists primarily of current income tax benefit of $5.7 million and a current provision of approximately $0.1 million of interest on a Louisiana tax audit matter (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). As a result of changes in estimated annual income, including a payment from Penn Ventures, LLC, which will be recognized as income in the third quarter of 2010, the majority of Lakes’ estimated annual income is now expected to be recognized during the second half of 2010. Therefore, the current period tax benefit primarily represents the adjustment needed to reflect the appropriate year-to-date provision for the six months ended July 4, 2010.

Six months ended July 4, 2010 compared to the six months ended June 28, 2009

Revenues.  Total revenues for the six months ended July 4, 2010 were $11.8 million compared to $14.3 million for the six months ended June 28, 2009. This decrease was primarily due to a reduction in management fees earned from the Four Winds Casino Resort due to new competition that entered the Four Winds Casino Resort market during the third quarter of 2009 in addition to an unusually low table games hold during the second quarter of 2010. Also contributing to the decline in Lakes’ 2010 revenues were a decrease in management fees earned related to the Cimarron Casino project, due to the termination of that agreement in May 2010 as well as a decrease in management fees from the Red Hawk Casino.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the six months ended July 4, 2010, were $6.5 million compared to $7.8 million in the prior year period. For the first six months of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.6 million, including share-based compensation, travel expenses of $1.2 million, and professional fees of $1.0 million. For the first six months of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.2 million, including share-based compensation, travel expenses of $1.7 million, professional fees of $1.1 million, and costs associated with the application for a gaming site in the State of Kansas of $0.3 million.

Impairment losses.  Impairment losses were $3.4 million for the six months ended July 4, 2010 compared to $2.3 million for the six months ended June 28, 2009. Due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort impairment losses of $2.1 million were recognized during the first six months of 2010 in connection with land and intangible assets related to the Ioway Casino Project. In addition, due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets and general economic uncertainties, we recognized impairment losses of $1.3 million during the first six months of 2010.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the six months ended July 4, 2010 was $5.6 million compared to $5.0 million in the prior year period.

Net unrealized gains (losses) on notes receivable.  In the first six months of 2010, net unrealized gains were notes receivable of $0.3 million, compared to net unrealized gains of $2.3 million in the prior year period. The net unrealized gains in the current year period included losses related to the Jamul Tribe of $0.6 million, due primarily to ongoing issues in the credit markets. Also contributing to the current year gains were gains related to the Iowa Tribe of $0.9 million which resulted from the previously announced Termination Agreement with the Iowa Tribe in May 2010. The net unrealized gains in the prior year period were related to the project with the Jamul Tribe and the Iowa Tribe due primarily to improvements in the credit markets during that period.

Other income (expense), net.  Other income (expense), net for the six months ended July 4, 2010 was $3.3 million compared to $2.8 million in the prior year period. The increase was primarily due to the receipt of $0.5 million from Quest Media Group, LLC in April 2010 for an increase in the percentage from 18.0% to 18.5% of gross distributions from Rock Ohio Ventures, LLC and Penn Ventures, LLC (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Income Taxes.  The income tax provision was $0.6 million and $0.4 million for the six months ended July 4, 2010 and June 28, 2009, respectively. Our effective tax rates were (278%) and 9.2% for the six months ended July 4, 2010 and the corresponding 2009 period, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for interest charges on uncertain tax positions. Lakes’ income tax provision in the current year period consists primarily of current income tax benefit of $0.1 million offset by approximately $0.2 million of interest on a Louisiana tax audit matter (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q), and an additional paid-in capital adjustment of $0.4 million.

Liquidity and Capital Resources

As of July 4, 2010, we had $24.3 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months. Lakes currently expects to be able to obtain funds in order to fulfill its potential future capital needs. However, such financing may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of these casinos to be adversely affected.

During the quarter ended July 4, 2010, UBS Financial Services (“UBS”) purchased our remaining Auction Rate Securities at their par value of $21.9 million. A portion of the proceeds were used to repay the remaining balance of $14.7 million on our related line of credit with UBS, which was subsequently closed upon repayment. These transactions resulted in a net additional liquidity of $7.2 million to Lakes, and Lakes has no remaining Auction Rate Securities investments and no remaining outstanding balance on the related line of credit.

On April 9, 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas. As a result, Lakes received approximately $8.3 million from Kansas

Gaming Partners, LLC on April 14, 2010 representing Lakes’ previous capital contribution for the deposit of a privilege fee with the State of Kansas.

During 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of July 4, 2010, Lakes has drawn $2.0 million under the Loan Agreement. These advances were repaid on July 27, 2010. There are currently no advances outstanding under the Loan Agreement.

Per our agreement with Rock Ohio Ventures related to two potential Ohio casinos, Lakes expects to invest additional funds in those projects. As a result Lakes may need to obtain additional financing.

Lakes derived its revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. Due to the Termination Agreement with the Iowa Tribe, Lakes will no longer receive management fees for the Cimarron Casino subsequent to May 2010. Our management contracts with the Four Winds Casino Resort and the Red Hawk Casino extend through fiscal July 2012 and December 2015, respectively. Because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, the amount of our ongoing management fees is uncertain.

During May 2010, Lakes entered into the Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay to Lakes a total of $4.5 million of which $1 million was received within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million is to be paid in 15 equal monthly installments commencing on June 15, 2010, and on the 15th day of the next 14 months.

On July 13, 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC whereby, in consideration of the parties terminating the Funding and Option Agreement entered into during October 2009, Penn Ventures, LLC paid Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn Ventures for the development of casinos in Toledo and Columbus, Ohio. On July 19, 2010, in accordance with the agreement with Quest Media Group, LLC, Lakes paid Quest $500,000 as a result of the payment received from the Termination Agreement with Penn Ventures, LLC.

Lakes’ forecasted operating cash requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction because the construction of our pending casino projects will depend on the ability of the tribes and/or Lakes or its partners to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition. If our casino development project with the Jamul Tribe is not constructed or if constructed, does not achieve profitable operations in the highly competitive market for gaming activities, our only recourse is to attempt to liquidate assets of the development, if any, excluding any land in trust and it is likely that we would incur complete losses on our notes receivable and any related intangible assets.

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

Long-term asset related to Indian Casino projects The consolidated balance sheets as of July 4, 2010 and January 3, 2010 include long-term assets related to Indian casino projects of $102.4 million and $110.6 million, respectively, which primarily related to four separate projects. The amounts are as follows by project (in thousands):

	July 4, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*,**)	$—	$48,542	$—	$358	$—	$48,900
Notes receivable at fair value, net of current portion	—	—	9,545	—	—	9,545
Intangible assets related to Indian casino projects	13,989	24,117	—	—	—	38,106
Land held for development	—	—	960	—	—	960
Other(***)	60	2,439	365	288	1,780	4,932

	$14,049	$75,098	$10,870	$646	$1,780	$102,443

	January 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$46,100	$—	$—	$—	$46,100
Notes receivable at fair value	—	—	9,761	3,493	—	13,254
Intangible assets related to Indian casino projects	17,346	26,328	—	1,390	—	45,064
Land held for development	—	—	960	853	—	1,813
Other(***)	60	1,405	419	330	2,110	4,324

	$17,406	$73,833	$11,140	$6,066	$2,110	$110,555

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $3.8 million and $6.7 million of the notes receivable from the Shingle Springs Tribe are estimated to be collected within the next twelve fiscal months, and have been classified as a current asset in the unaudited consolidated balance sheets as of July 4, 2010 and January 3, 2010, respectively.

(**)	In conjunction with the Termination Agreement with the Iowa Tribe entered into in May 2010 and pursuant to Lakes’ accounting policy, the notes receivable from the Iowa Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $2.8 million of the notes receivable from the Iowa Tribe are estimated to be collected within the next twelve fiscal months, and have been classified as a current asset in the unaudited consolidated balance sheets as of July 4, 2010.

(***)	Includes notes receivable from related parties of $2.1 million and $2.3 million, net of current portion, as of July 4, 2010 and January 3, 2010, respectively. See Note 6 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of July 4, 2010	As of January 3, 2010

Face value of note (principal and interest)	$58,039 ($38,141 principal and $19,898 interest)	$54,911 ($36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.07%	8.00%
Projected interest rate during the loan repayment term	9.60%	10.40%
Discount rate	21.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of July 4, 2010 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Sensitivity Analysis
	As of July 4, 2010	As of January 3, 2010

Estimated fair value of notes receivable	$9,545	$9,761
5% less probable	7,757	8,303
One year delay	7,695	8,249
Both 5% less probable and one year delay	6,729	7,274
5% increased probability	9,917	10,482
One year sooner	10,115	10,670
Both 5% increased probability and one year sooner	11,322	11,887

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of July 4, 2010 and January 3, 2010 (in thousands).

	July 4,	January 3,
Advances Principal Balance	2010	2010

Note receivable, pre-construction(a)	$37,191	$35,557
Note receivable, land(b)	950	950

	$38,141	$36,507

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of July 4, 2010 and January 3, 2010 (in thousands):

	July 4,	January 3,
Jamul Tribe	2010	2010

Monthly stipend	$6,666	$6,357
Construction	2,495	2,454
Legal	4,983	4,873
Environmental	3,281	2,776
Design	15,933	15,333
Gaming license	1,136	1,067
Lobbyist	2,697	2,697

	$37,191	$35,557

Iowa Tribe

As a result of the Termination Agreement with the Iowa Tribe, the carrying value of the notes receivable was adjusted to its estimated fair value of as of April 4, 2010 and the difference between the then estimated fair value and the amount contractually due under the Termination Agreement with the Iowa Tribe is being amortized into income using the effective interest method over the remaining term. The note receivable is no longer adjusted to estimated fair value, but rather it is evaluated periodically for impairment pursuant to ASC 310. The payment terms of the Termination Agreement with the Iowa Tribe and a discount rate of 6.0% were used as the assumptions for the determination of estimated fair value as of April 4, 2010.

Lakes recorded an unrealized gain of zero and $0.9 million for the three and six months ended July 4, 2010, which is included in net unrealized gains (losses) from notes receivable in the unaudited consolidated statements of earnings (loss). At July 4, 2010, the carrying value of the note receivable is $3.2 million, including current portion, which approximates fair value.

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

	July 4,	January 3,
	2010	2010

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Iowa Tribe

On April 2, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. At January 3, 2010, long-term assets included intangibles assets of $1.4 million and land held for development of $0.9 million. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired as of April 4, 2010. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million as of that date, recorded an impairment of $0.7 million during the three months ended April 4, 2010, respectively, and has reclassified the land to Land held for development (not related to Indian casino projects). No impairment losses were recognized during the three months ended July 4, 2010.

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

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $53.7 million furniture, furnishings and equipment financing as of July 4, 2010 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs

Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of July 4, 2010 and January 3, 2010. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	July 4,	January 3,
Critical Milestone	2010	2010

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as July 2015.

Iowa Tribe

During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010, and on the 15th day of each of the next 14 months. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement with the Iowa Tribe.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of July 4, 2010, the carrying value of our cash approximates fair value.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of July 4, 2010, we had $61.9 million of notes receivable, with a floating interest rate (principal amount of $107.4 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended July 4, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

For a description of the Louisiana Department of Revenue litigation tax matter, see Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Dated: August 11, 2010