Form 10-Q
period 2010-10-03
LAKES ENTERTAINMENT INC
filed 2010-11-10
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2010
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

As of November 8, 2010, there were 26,369,377 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	October 3, 2010	January 3, 2010
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$46,905	$3,751
Accounts receivable	3,960	1,457
Current portion of notes receivable from Indian casino projects	7,864	6,671
Deferred tax asset	58	111
Investment securities, including rights	—	24,317
Other	2,245	2,367

Total current assets	61,032	38,674

Property and equipment, net	5,169	5,334

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion	47,749	46,100
Notes receivable at fair value	10,141	13,254
Intangible assets, net of accumulated amortization of $28.4 and $20.1 million	35,321	45,064
Land held for development	960	1,813
Other	4,991	4,324

Total long-term assets related to Indian casino projects	99,162	110,555

Other assets:
Investment in unconsolidated investees	2,367	12,441
Land held for development	5,069	4,900
Deferred taxes and other	1,863	1,833

Total other assets	9,299	19,174

Total assets	$174,662	$173,737

Liabilities and shareholders’ equity
Current liabilities:
Line of credit payable	$—	$16,346
Non-revolving line of credit payable	—	2,000
Current portion of contract acquisition costs payable, net of $1.3 and $2.1 million discount	1,341	2,232
Income taxes payable	26,463	17,069
Accounts payable	581	637
Accrued payroll and related	1,047	890
Other accrued expenses	593	927

Total current liabilities	30,025	40,101
Long-term contract acquisition costs payable, net of current portion and $2.6 and $4.1 million discount	6,128	10,197

Total liabilities	36,153	50,298

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,369 and 26,328 common shares issued and outstanding	264	263
Additional paid-in capital	203,558	202,767
Deficit	(65,313)	(79,591)

Total shareholders’ equity	138,509	123,439

Total liabilities and shareholders’ equity	$174,662	$173,737

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(In thousands, except per share data)
		(Unaudited)

Revenues:
Management fees	$8,155	$6,602	$19,876	$20,916
License fees	17	15	52	43

Total revenues	8,172	6,617	19,928	20,959

Costs and expenses:
Selling, general and administrative	2,936	3,508	9,425	11,317
Impairment losses	632	597	4,002	2,877
Amortization of intangible assets related to operating casinos	2,785	2,624	8,355	7,630
Depreciation	65	69	196	211

Total costs and expenses	6,418	6,798	21,978	22,035

Net unrealized gains on notes receivable	450	904	762	3,247

Earnings (loss) from operations	2,204	723	(1,288)	2,171

Other income (expense):
Gain on divestiture of cost method investment	23,100	—	23,100	—
Interest income	1,682	1,669	5,776	5,284
Interest expense	(446)	(509)	(1,678)	(1,321)
Equity in loss of unconsolidated investees	—	(17)	(64)	(17)
Other	(508)	(4)	(20)	(20)

Total other income (expense), net	23,828	1,139	27,114	3,926

Earnings before income taxes (benefit)	26,032	1,862	25,826	6,097
Income taxes (benefit)	10,976	(426)	11,548	(36)

Net earnings	$15,056	$2,288	$14,278	$6,133

Weighted-average common shares outstanding
Basic	26,369	26,328	26,369	26,327
Diluted	26,426	26,443	26,425	26,411

Earnings per share applicable to common shareholders — basic & diluted	$0.57	$0.09	$0.54	$0.23

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Nine Months Ended
	October 3, 2010	September 27, 2009
	(In thousands)
	(Unaudited)

OPERATING ACTIVITIES:
Net earnings	$14,278	$6,133
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	196	211
Amortization of debt issuance costs and contract acquisition costs	1,516	23
Accretion of discount on notes receivable	(2,752)	(2,009)
Mark to market, trading securities	(8)	(195)
Amortization of intangible assets related to operating casinos	8,355	7,630
Tax benefit from stock option exercises	(406)	—
Gain on divestiture of cost method investment	(23,100)	—
Equity in loss of unconsolidated investee	64	17
Share-based compensation	394	321
Impairment losses	4,002	2,877
Net unrealized gains on notes receivable	(762)	(3,247)
Deferred income taxes	—	(4,149)
Changes in operating assets and liabilities:
Accounts receivable	(2,503)	188
Other current assets	123	698
Income taxes payable	9,799	1,875
Accounts payable	(9)	130
Accrued expenses	3	(1,165)

Net cash provided by operating activities	9,190	9,338

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	24,325	2,400
Proceeds from divestiture of investment in unconsolidated investees	33,333	—
Payments to acquire investment in unconsolidated investee	(223)	(8,422)
Increases in long-term assets related to Indian casino projects, net	(714)	(3,260)
Purchase of property and equipment	(27)	(13)
Advances on notes receivable	(3,993)	(504)
Collection on notes receivable	5,847	4,106
Increase in other long-term assets	(6)	(254)

Net cash provided by (used in) investing activities	58,542	(5,947)

FINANCING ACTIVITIES:
Repayments of lines of credit	(23,340)	(2,530)
Proceeds from line of credit	4,994	716
Cash proceeds from issuance of common stock	—	346
Tax benefit from stock option exercises	406	753
Contract acquisition costs payable	(6,638)	(1,884)

Net cash used in financing activities	(24,578)	(2,599)

Net increase in cash and cash equivalents	43,154	792
Cash and cash equivalents — beginning of period	3,751	6,170

Cash and cash equivalents — end of period	$46,905	$6,962

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

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

In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for Lakes’ fiscal year beginning January 4, 2010, except for Level 3 reconciliation disclosures which will be effective for the fiscal year beginning January 3, 2011. The adoption of ASU 2010-6 did not have a material impact on Lakes’ financial statements for the three and nine months ended October 3, 2010, and the adoption of Level 3 reconciliation disclosures is not expected to have a material impact on Lakes’ financial statements for the fiscal year beginning January 3, 2011.

3.	Investment securities, including rights

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

During the three months ended July 4, 2010, the Company exercised the Rights and the remaining ARS were purchased by UBS (Note 4). There were no remaining ARS investments as of October 3, 2010.

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

For the Company’s cash and equivalents, accounts receivable, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of Company’s notes receivable from the Shingle Springs Tribe and Iowa Tribe of Oklahoma (Note 5), investment in unconsolidated investees (Note 7), other long-term assets related to Indian casino projects (Note 6) and long-term contract acquisition costs payable (Note 9) are discussed in the referenced notes to the unaudited consolidated financial statements.

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

Fair value measurements.  The following is a list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation models by asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	October 3,	January 3,
	2010	2010

Auction rate securities (Note 3)	$—	$21,836
Rights (Note 3)	—	2,481
Notes receivable from Indian Tribes (Note 5)	10,141	13,254

	$10,141	$37,571

Changes in the carrying value of these asset types follows (in thousands):

			Notes
			Receivable
			from
	ARS	Rights	Indian Tribes	Total

Balance, January 3, 2010	$21,836	$2,481	$13,254	$37,571
Total realized and unrealized gains (losses):
Gains (losses) included in earnings as interest income	189	(189)	—	—
Net unrealized gains on notes receivable	—	—	1,770	1,770
Sales (at par)	(2,300)	—	—	(2,300)
Redemptions (at par)	(100)	—	—	(100)
Advances, net of allocation to intangible, other	—	—	168	168

Balance, April 4, 2010 (unaudited)	19,625	2,292	15,192	37,109
Total realized and unrealized gains (losses):
Gains (losses) included in earnings as interest income	2,300	(2,292)	—	8
Net unrealized losses on notes receivable	—	—	(1,458)	(1,458)
Sales (at par)	(21,925)	—	—	(21,925)
Iowa Tribe notes receivable transfer to notes receivable that are not carried at fair value	—	—	(4,360)	(4,360)
Advances, net of allocation to intangible, other	—	—	171	171

Balance, July 4, 2010 (unaudited)	—	—	9,545	9,545
Net unrealized gains on notes receivable	—	—	450	450
Advances, net of allocation to intangible, other	—	—	146	146

Balance, October 3, 2010 (unaudited)	$—	$—	$10,141	$10,141

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

During May 2010, a subsidiary of Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma (“Termination Agreement with the Iowa Tribe”) terminating all contracts and agreements between them including the Management Agreement for the Cimarron Casino and the Consulting Agreement and Note Agreements for the Ioway Casino Resort. As a result, the note receivable from the Iowa Tribe of Oklahoma is no longer adjusted to its estimated fair value on a quarterly basis, but rather it is evaluated periodically for impairment pursuant to Accounting Standards Codification (“ASC”) 310.

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

Information with respect to the long-term notes receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Iowa	Jamul
	Tribe(*)	Tribe(**)	Tribe	Total

Balance, January 3, 2010	$52,771	$3,493	$9,761	$66,025
Advances, net	500	—	756	1,256
Repayments	(1,910)	—	—	(1,910)
Accretion of note receivable discount	1,161	4	—	1,165
Allocation of advances to intangible assets	—	—	(592)	(592)
Unrealized gains	—	863	907	1,770

Balance, April 4, 2010 (unaudited)	52,522	4,360	10,832	67,714
Advances, net	81	—	878	959
Repayments	(1,053)	(1,233)	—	(2,286)
Accretion of note receivable discount	808	31	—	839
Allocation of advances to intangible assets	—	—	(707)	(707)
Unrealized losses	—	—	(1,458)	(1,458)

Balance, July 4, 2010 (unaudited)	52,358	3,158	9,545	65,061
Advances, net	1,000	—	778	1,778
Repayments	(795)	(856)	—	(1,651)
Accretion of note receivable discount	708	40	—	748
Allocation of advances to intangible assets	—	—	(632)	(632)
Unrealized gains	—	—	450	450

Balance, October 3, 2010	53,271	2,342	10,141	65,754
Less current portion of notes receivable	(5,522)	(2,342)	—	(7,864)

Long-term notes receivable, October 3, 2010 (unaudited)	$47,749	$—	$10,141	$57,890

(*)	The Company’s management estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes is being amortized into interest income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value, but rather they are evaluated periodically for impairment pursuant to ASC 310.

(**)	In conjunction with the Termination Agreement with the Iowa Tribe entered into in May 2010 and pursuant to Lakes’ accounting policy, the notes receivable from the Iowa Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310.

Shingle Springs Tribe.  The carrying value of Lakes’ notes receivable from the Shingle Springs Tribe was $53.3 million, including current portion, as of October 3, 2010. Management estimates the fair value of this financial instrument as of October 3, 2010 to be approximately $46.8 million using a discount rate of 18.5% and a remaining term of 63 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of October 3, 2010	As of January 3, 2010
	(Unaudited)

Face value of note (principal and interest)	$59,593	$54,911
	$(38,919 principal and $20,674 interest)	$(36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	6.42%	8.00%
Projected interest rate during the loan repayment term	9.29%	10.40%
Discount rate	20.50%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

Iowa Tribe.  During the three months ended April 4, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay Lakes a total of $4.5 million of which $1.0 million was paid in May 2010 and the remaining $3.5 million is required to be paid in 15 equal monthly installments commencing on June 15, 2010. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6.00% discount during the first twelve months after the execution of the Termination Agreement.

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

Lakes recorded an unrealized gain of zero and $0.9 million for the three and nine months ended October 3, 2010, respectively, which is included in net unrealized gains from notes receivable in the unaudited consolidated statements of earnings. At October 3, 2010, the carrying value of the note receivable is $2.3 million, which approximates fair value.

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

Information with respect to the intangible assets by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe(*)	Tribe(**)	Total

Balances, January 3, 2010	$17,346	$26,328	$—	$1,390	$45,064
Allocation of advances	—	—	592	—	592
Amortization	(1,678)	(1,105)	—	(2)	(2,785)
Impairment losses	—	—	(592)	(1,388)	(1,980)

Balances, April 4, 2010 (unaudited)	15,668	25,223	—	—	40,891
Allocation of advances	—	—	707	—	707
Amortization	(1,679)	(1,106)	—	—	(2,785)
Impairment losses	—	—	(707)	—	(707)

Balances, July 4, 2010 (unaudited)	13,989	24,117	—	—	38,106
Allocation of advances	—	—	632	—	632
Amortization	(1,679)	(1,106)	—	—	(2,785)
Impairment losses	—	—	(632)	—	(632)

Balances, October 3, 2010 (unaudited)	$12,310	$23,011	$—	$—	$35,321

(*)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.6 million and $1.9 million related to the intangible assets associated with this project during the three and nine months ended October 3, 2010, respectively.

(**)	Due to the Iowa Tribe of Oklahoma’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, Lakes recognized an impairment of $1.4 million related to the intangible assets associated with the Ioway Casino Resort during the three months ended April 4, 2010. There have been no subsequent impairment losses related to the Ioway Casino resort.

Land held for development.  Land held for development in this category is held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes currently owns approximately 96 acres of land held for development located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of October 3, 2010 and January 3, 2010.

As of October 3, 2010 and January 3, 2010, Lakes also owns approximately 114 acres of land held for development located in Oklahoma. As of January 3, 2010, Lakes had invested $0.8 million in land held for development, which was being held for future transfer to the Iowa Tribe. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million, recorded an impairment of $0.7 million during the three months ended April 4, 2010, and reclassified the land to Land held for development (not related to Indian casino projects). No impairment losses related to Land held for development were recognized during the three months ended October 3, 2010.

Other.  As of October 3, 2010 and January 3, 2010 other assets included amounts due from Mr. Kevin M. Kean. Financial instruments related to Mr. Kean have a carrying value of $1.9 million and $2.3 million, net of current portion, as of October 3, 2010 and January 3, 2010, respectively. In addition other long-term assets include financial instruments related to the Shingle Springs Tribe of $2.6 million and $1.5 million as of October 3, 2010 and January 3,

2010, respectively. Management estimates the fair value of the financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.2 million as of October 3, 2010 using a discount rate of 18.50%.

7.	Investment in unconsolidated investees

Equity method investment.  At January 3, 2010, the Company had a 16.67% ownership interest in Kansas Gaming Partners, LLC (“Kansas Partners”) which wholly owns Chisholm Creek Casino Resort, LLC (“Chisholm Creek”), an entity formed to develop and manage a casino in south central Kansas. Lakes entered into an agreement to perform certain management and development services related to this potential casino. As of January 3, 2010, Lakes had invested approximately $8.4 million in Kansas Partners which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. During April 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas, and as a result, Lakes also terminated its involvement with this project. Accordingly, Lakes received approximately $8.3 million representing a refund of Lakes’ 2009 capital contribution related to the deposit of a privilege fee with the State of Kansas for the Chisholm Creek project. As of October 3, 2010, the Company has no amounts recorded in the Consolidated Balance Sheets related to an ownership interest in Kansas Partners.

Cost method investments.  Lakes has an investment in Rock Ohio Ventures for the potential development of two casinos in Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At October 3, 2010 and January 3, 2010, Lakes had invested a total of approximately $2.4 million in Rock Ohio Ventures, which is included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 13). The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of October 3, 2010, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments.

At January 3, 2010, Lakes had an investment of approximately $1.9 million in an entity to be formed in collaboration with Penn Ventures, LLC for the potential development of two casinos in Ohio. This investment was included in the Investment in Unconsolidated Investees in the Consolidated Balance Sheets and was accounted for using the cost method since Lakes did not have the ability to significantly influence the operating and financial decisions of the entity. During the three months ended October 3, 2010, the Company entered into a Termination Agreement with Penn Ventures, LLC in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC. Accordingly, a gain on divestiture of cost method investment of $23.1 million was recorded in the Consolidated Statements of Earnings for the three months ended October 3, 2010. As of October 3, 2010, the Company has no amounts recorded in the Consolidated Balance Sheets related to this investment.

8.	Debt

Line of credit payable.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS under which any borrowings were secured by Lakes’ ARS held at UBS. As of January 3, 2010, approximately $16.3 million was outstanding under the Credit Line. During the three months ended July 4, 2010, a portion of the proceeds from the sale of ARS were used to repay the remaining balance of the Credit Line at that time. The Credit Line was closed upon repayment and no additional amounts are available.

Non-revolving line of credit payable.  Also during 2008, Lakes entered into a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Effective October 28, 2010, the Loan Agreement’s maturity date was extended from October 2010 to October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of January 3, 2010, Lakes owed $2 million under the Loan Agreement. During the three months ended October 3,

2010, the $2 million in advances on the Loan Agreement were repaid and no amounts were outstanding as of October 3, 2010.

9.	Contract acquisition costs payable

The Company is obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 3, 2010, the carrying amount of the liability was $5.3 million, net of a discount of $1.5 million and was previously payable quarterly over the remaining 22 months of the five-year management agreement for the Four Winds Casino Resort. During the three months ended October 3, 2010, the Company made a prepayment of $3.4 million on a portion of the obligation at an 18% discount. As of October 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $0.8 million, net of a discount of $0.1 million. Amounts payable during the next 12 fiscal months totaling $0.5 million, net of related discount, are included in current contract acquisition costs payable as of October 3, 2010.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the obligation discussed above from the unrelated third party. The Partnership receives approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of October 3, 2010 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $6.7 million and $7.2 million, net of a $3.8 million and $4.8 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $0.8 million, net of related discount, are included in current contract acquisition costs payable as of October 3, 2010.

10.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and nine months ended October 3, 2010 and September 27, 2009, respectively, were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	October 3,	September 27,	October 3,	September 27,
	2010	2009	2010	2009
	(In thousands)

Total cost of share-based payment plans	$106	$70	$394	$321

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

There were no options granted during the three and nine months ended October 3, 2010 and the three months ended September 27, 2009. The weighted-average grant-date fair value of options granted during the nine months ended September 27, 2009 was $2.46, which was calculated using the following assumptions: 0% expected dividend yield, 2.52% risk-free interest rate, expected term of 7.7 years, expected volatility of 79.82% and no forfeiture rate.

•	Expected dividend yield — As the Company does not pay dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term (in years) — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to September 27, 2009. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Estimated forfeiture rate — Share-based compensation expense recognized is based on awards ultimately expected to vest. ASC 718, Compensation — Stock Compensation, requires forfeitures to be estimated at the time of grant and revised quarterly, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Management has reviewed the historical forfeitures which have been minimal, and as such will amortize the grants to the end of the vesting period subject to any revisions to its estimated forfeiture rates prior to vesting.

The following table summarizes Lakes’ stock option activity during the three and nine months ended October 3, 2010 and September 27, 2009 (unaudited):

	Number of Common Shares
				Weighted-Average
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(98,955)	—	6,355	11.58

Balance at April 4, 2010	1,605,232	462,656	1,131,101	3.46
Forfeited/cancelled/expired	(4,150)	—	4,150	3.27

Balance at July 4, 2010	1,601,082	462,656	1,135,251	3.46
Forfeited/cancelled/expired	(20,516)	—	8,316	5.33

Balance at October 3, 2010(*)	1,580,566	891,743	1,143,567	3.44

2009
Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Granted	197,000	—	(197,000)	3.25
Restricted stock unit activity, net	—	—	(140,000)	3.25
Forfeited/cancelled/expired	(109,423)	—	109,423	4.29
Exercised	(91,041)	—	—	3.80

Balance at March 29, 2009	2,859,500	2,455,700	115,573	6.54
Restricted stock unit activity, net	—	—	5,000	3.25
Forfeited/cancelled/expired	(40,125)	—	40,125	9.04

Balance at June 28, 2009	2,819,375	2,433,575	160,698	6.51
Authorized	—	—	2,000,000	—
Forfeited/cancelled/expired	(215,000)	—	20,000	4.37
Option exchange modification	(1,827,400)	—	—	7.25
Option exchange post modification	1,046,587	—	(1,046,587)	3.40

Balance at September 27, 2009(**)	1,823,562	543,725	1,134,111	4.23

(*)	Options outstanding do not include 86,662 of outstanding restricted stock units.

(**)	Options outstanding do not include 135,000 of outstanding restricted stock units.

As of October 3, 2010, the options outstanding had a weighted-average remaining contractual life of 7.0 years, weighted-average exercise price of $3.44 and aggregate intrinsic value of zero. The options exercisable have a weighted-average exercise price of $3.39, a weighted-average remaining contractual life of 5.7 years and aggregate intrinsic value of zero as of October 3, 2010.

The total intrinsic value of options exercised during the three and nine months ended September 27, 2009 was immaterial. There were no options exercised during the three and nine months ended October 3, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $0.6 million, as of October 3, 2010, which is expected to be recognized over a weighted-average period of 2.6 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three and nine months ended October 3, 2010 and September 27, 2009 (unaudited):

		Weighted-average
	Restricted	Grant-Date
Non-vested Shares:	Stock Units	Fair Value

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at April 4, 2010	86,662	3.25
Vested	—	—
Forfeited	—	—

Balance at July 4, 2010	86,662	3.25
Vested	—	—
Forfeited	—	—

Balance at October 3, 2010	86,662	3.25

2009
Balance at December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	—	—

Balance at March 29, 2009	140,000	3.25
Vested	—	—
Forfeited	(5,000)	3.25

Balance at June 28, 2009	135,000	3.25
Vested	—	—
Forfeited	—	—

Balance at September 27, 2009	135,000	3.25

During the nine months ended October 3, 2010, 41,332 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. During the three months ended October 3, 2010, no common shares were issued upon the vesting of restricted stock units. As of October 3, 2010, Lakes’ unrecognized share-based compensation was approximately $0.2 million related to non-vested shares, which is expected to be recognized over a weighted-average of 1.3 years.

11.	Earnings per share

For all periods, basic earnings per share (“EPS”) is calculated by dividing net earnings by the weighted-average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,580,566 and 370,477 shares for the three months ended October 3, 2010 and September 27, 2009, respectively, and 1,580,566 and 313,449 shares for the nine months ended October 3, 2010 and September 27, 2009, respectively, were not used to compute diluted earnings because the exercise prices of the stock options were greater than the average price of Lakes’ common stock and therefore their inclusion would have been anti-dilutive.

12.	Income taxes

The Company’s effective tax rates were 45% and (0.6%) for the nine months ended October 3, 2010 and September 27, 2009, respectively. For the nine months ended October 3, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to state income taxes, discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. As of October 3, 2010 and January 3, 2010, the Company has recorded a $1.9 million deferred tax asset related to federal and state net operating loss carryforwards and AMT carryforwards. The Company continues to provide a valuation allowance against its other deferred tax assets because management has evaluated all available evidence and has determined that cumulative net losses generated over the past three years outweigh existing positive evidence.

As of October 3, 2010, Lakes has recorded a liability of $6.9 million for uncertain tax positions plus an additional $10.4 million for the possible payment of interest and fees related to these tax liabilities (Note 13). These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate if recognized. There were no changes in the components of the liability related to uncertain tax positions during the nine months ended October 3, 2010 and September 27, 2009. The Company recorded $0.1 million and $0.4 million of interest related to the uncertain tax positions as income tax expense for the three and nine months ended October 3, 2010, respectively.

13.	Commitments and contingencies

Rock Ohio Ventures, LLC.  Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.4 million. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.4 million payment is to the total amount of equity required to fund the development of the casino. As of October 3, 2010, Lakes has contributed approximately $2.4 million as required as of that date (Note 7).

Quest Media Group, LLC.  During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, LLC, and Penn Ventures, LLC during 2009 and with MYOHIONOW.COM, LLC in 2008 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million. During the three months ended October 3, 2010, Lakes made a payment of $0.5 million to Quest as a result of the payment received from the Termination Agreement with Penn Ventures, LLC (Note 7).

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

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties in Mississippi and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ short-term investments, deferred tax assets, and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated
	(In millions)

Three months ended October 3, 2010
Revenue	$8.2	$—	$—	$8.2
Impairment losses	0.6	—	—	0.6
Earnings (loss) from operations	4.4	—	(2.2)	2.2
Total assets	111.4	8.5	54.8	174.7
Investment in unconsolidated investees	—	2.4	—	2.4
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8
Three months ended September 27, 2009
Revenue	$6.6	$—	$—	$6.6
Impairment losses	0.6	—	—	0.6
Earnings (loss) from operations	4.1	(0.2)	(3.2)	0.7
Total assets	122.6	13.8	41.6	178.0
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.6	—	—	2.6

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated
	(In millions)

Nine months ended October 3, 2010
Revenue	$19.8	$—	$0.1	$19.9
Impairment losses	4.0	—	—	4.0
Equity in loss of unconsolidated investees	—	0.1	—	0.1
Earnings (loss) from operations	7.5	—	(8.8)	(1.3)
Total assets	111.4	8.5	54.8	174.7
Investment in unconsolidated investees	—	2.4	—	2.4
Depreciation expense	—	—	0.2	0.2
Amortization of intangible assets related to operating casinos	8.4	—	—	8.4
Nine months ended September 27, 2009
Revenue	$20.9	$—	$0.1	$21.0
Impairment losses	2.9	—	—	2.9
Earnings (loss) from operations	12.9	(0.5)	(10.2)	2.2
Total assets	122.6	13.8	41.6	178.0
Depreciation expense	—	—	0.2	0.2
Amortization of intangible assets related to operating casinos	7.6	—	—	7.6

15.	Subsequent event

On October 15, 2010, the Company implemented a reduction in force resulting in the termination of 13 employees. These actions are designed to streamline and reduce the Company’s cost structure, increase its financial strength and align its workforce with anticipated staffing needs. The Company expects to incur one-time costs totaling approximately $500,000, which relate to cash outlays for employee severance benefits which will be reflected in the financial results in the fourth fiscal quarter 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California, for a total of three separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 2,900 slot machines, 65 table games including a 12-table poker room, a 165-room hotel, five restaurants, four bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines, 65 table games including 7 poker tables, five restaurants, six bars, retail space, a parking garage, a child care facility and arcade.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project altogether. We will continue to monitor the status of this project.

During May 2010, a subsidiary of Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”) (“Termination Agreement with the Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement with the Iowa Tribe.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In October 2009, Lakes entered into an agreement with Penn Ventures for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. On July 13, 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC whereby, in consideration of the parties terminating the Funding and Option Agreement entered into during October 2009, Penn Ventures, LLC agreed to pay Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn Ventures for the development of casinos in Toledo and Columbus, Ohio.

•	In October 2009, Lakes entered into a separate agreement with Rock Ohio Ventures also for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. As of October 3, 2010, Lakes has contributed approximately $2.3 million to Rock Ohio Ventures related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati.

•	During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, LLC, and Penn Ventures, LLC during 2009 and with MYOHIONOW.COM, LLC in 2008 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million. During the three months ended October 3, 2010, Lakes made a payment of $0.5 million to Quest as a result of the payment received from the Termination Agreement with Penn Ventures, LLC.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $4.9 million.

•	In January 2010, Lakes entered into a Development Services and Management Agreement with Abston-McKay Ventures, LLC where Lakes agreed to perform certain development and management services for a potential casino located in Tunica, Mississippi. In exchange for its services, Lakes will receive a development fee, a monthly fee and an annual incentive based on earnings.

•	In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. On April 9, 2010, Chisholm Creek withdrew its application for the potential casino due to unresolved issues related to the project’s location and uncertainties in the competitive market. Chisholm Creek is a wholly-owned subsidiary of Kansas Gaming Partners, LLC. As of January 3, 2010, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, had a 16.67% ownership in Kansas Gaming Partners, LLC. As a result of the withdrawal of the application Lakes also terminated its involvement with this project and as of October 3, 2010, has no ownership interest in Kansas Gaming Partners, LLC.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended October 3, 2010.

Three months ended October 3, 2010 compared to the three months ended September 27, 2009

Revenues.  Total revenues were $8.2 million for the third quarter of 2010 compared to revenues of $6.6 million for the third quarter of 2009. This improvement was primarily related to an increase in management fees earned from the Four Winds Casino Resort during the third quarter of 2010 compared to the prior year period, partially offset by a decrease in management fees earned related to the Cimarron Casino project, due to the termination of that agreement in May 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $2.9 million in the third quarter of 2010 compared to $3.5 million for the third quarter of 2009. For the third quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses (including share-based compensation) of $1.7 million, travel expenses of $0.5 million, and professional fees of $0.4 million. The decrease was primarily due to a decrease in professional fees. For the third quarter of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses (including share-based compensation) of $1.8 million, travel expenses of $0.5 million and professional fees of $1.0 million including costs associated with the application for a gaming site in the State of Kansas of $0.2 million.

Impairment losses.  Impairment losses were $0.6 million in the third quarter of 2010 and the third quarter of 2009. The 2010 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the third quarter of 2010 was $2.8 million compared to $2.6 million for the third quarter of 2009.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the third quarter of 2010, net unrealized gains on notes receivable were $0.5 million, compared to net unrealized gains of $0.9 million in the prior year period. The net unrealized gain in the third quarter of 2010 related to the Jamul Indian Village (“Jamul Tribe”) near San Diego, California due primarily to improvement in the credit markets. The net unrealized gains in the third quarter of 2009 consisted of $0.7 million related to the Jamul Casino project with the Jamul Tribe and $0.2 million related to the Iowa Tribe’s Ioway Casino project due primarily to improvement in the credit markets.

Other income (expense), net.  Other income (expense), net for the third quarter of 2010 was $23.8 million compared to $1.1 million for the third quarter of 2009. Included in other income (expense), net for the third quarter of 2010 is a gain on divestiture of cost method investment of $23.1 million. During the third quarter of 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC which resulted in this gain.

Income taxes (benefit).  The income tax provision for the third quarter of 2010 was $11.0 million compared to an income tax benefit of $0.4 million for the third quarter of 2009. Our estimated effective tax rates were 42% and (23%) for the third quarter of 2010 and the third quarter of 2009, respectively. The effective tax rate differs from the federal tax rate of 35% due to state income taxes, valuation allowance, and provisions for interest charges on uncertain tax positions. Lakes’ income tax provision in the current year period consists primarily of current income tax provision of $10.9 million and a current provision of approximately $0.1 million of interest on a Louisiana tax audit matter (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Nine months ended October 3, 2010 compared to the nine months ended September 27, 2009

Revenues.  Total revenues for the nine months ended October 3, 2010 were $19.9 million compared to $21.0 million for the nine months ended September 27, 2009. This decrease was primarily due to a reduction in management fees earned from the Cimarron Casino project, due to the termination of that agreement in May 2010 as well as a slight decrease in management fees earned from the Red Hawk Casino. Partially offsetting this decline was an increase in management fees earned in 2010 from the Four Winds Casino Resort.

Selling, general and administrative expenses.  Selling, general and administrative expenses for the nine months ended October 3, 2010 were $9.4 million compared to $11.3 million in the prior year period. For the first nine months of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses (including share-based compensation) of $5.3 million, travel expenses of $1.6 million and professional fees of $1.3 million. For the first nine months of 2009, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses (including share-based compensation) of $5.8 million, travel expenses of $2.2 million and professional fees of $2.3 million including costs associated with the application for a gaming site in the State of Kansas of $0.5 million.

Impairment losses.  Impairment losses were $4.0 million for the nine months ended October 3, 2010 compared to $2.9 million for the nine months ended September 27, 2009. Due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment losses of

$2.1 million were recognized during the first nine months of 2010 in connection with land and intangible assets related to the Ioway Casino Project. In addition, due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets and general economic uncertainties, we recognized impairment losses of $1.9 million during the first nine months of 2010. The 2009 impairment losses related primarily to continued uncertainty surrounding the Jamul Casino project.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects for the nine months ended October 3, 2010 was $8.4 million compared to $7.6 million in the prior-year period.

Net unrealized gains on notes receivable.  In the first nine months of 2010, net unrealized gains on notes receivable were $0.8 million, compared to net unrealized gains of $3.2 million in the prior year period. The net unrealized gains in the current year period consisted primarily of gains related to the Iowa Tribe of $0.9 million which resulted from the previously announced Termination Agreement with the Iowa Tribe in May 2010. Partially offsetting these gains were net losses related to the Jamul Tribe of $0.1 million, due primarily to ongoing issues in the credit markets. The net unrealized gains in the prior year period were related to the project with the Jamul Tribe and the Iowa Tribe due primarily to improvements in the credit markets during that period.

Other income (expense), net.  Other income (expense), net for the nine months ended October 3, 2010 was $27.1 million compared to $3.9 million in the prior-year period. Included in other income (expense), net for the third quarter of 2010 is a gain on divestiture of cost method investment of $23.1 million. During the third quarter of 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC which resulted in this gain.

Income taxes (benefit).  The income tax provision was $11.5 million compared to an income tax benefit of less than $0.1 million for the nine months ended October 3, 2010 and September 27, 2009, respectively. Our estimated effective tax rates were 45% and (0.6%) for the nine months ended October 3, 2010 and the corresponding 2009 period, respectively. The estimated effective tax rate differs from the federal tax rate of 35% due to state income taxes, discrete items recognized and additional valuation allowance due to projected 2010 timing differences. Lakes’ estimated income tax provision in the current year period consists primarily of current income tax provision, additional valuation allowance against deferred taxes and $0.4 million of interest on a Louisiana tax audit matter (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). In the prior year period, the income tax provision was primarily related to a valuation allowance against deferred tax assets related to capital losses for the portion that was not expected to be realized.

Liquidity and Capital Resources

As of October 3, 2010, we had $46.9 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months. We currently expect to be able to obtain funds in order to fulfill our potential future capital needs. However, such financing may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of these casinos to be adversely affected.

During the nine months ended October 3, 2010, UBS Financial Services (“UBS”) purchased our remaining Auction Rate Securities at their par value of $21.9 million. A portion of the proceeds were used to repay the remaining balance of $14.7 million on our related line of credit with UBS, which was subsequently closed upon repayment. These transactions resulted in a net additional liquidity of $7.2 million to Lakes, and Lakes has no remaining Auction Rate Securities investments and no remaining outstanding balance on the related line of credit.

On April 9, 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas. As a result, we received approximately $8.3 million from Kansas Gaming

Partners, LLC on April 14, 2010 representing our previous capital contribution for the deposit of a privilege fee with the State of Kansas.

During May 2010, we entered into the Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay to us a total of $4.5 million of which $1 million was received within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million is required to be paid in 15 equal monthly installments commencing on June 15, 2010. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement.

On July 13, 2010, we entered into a Termination Agreement with Penn Ventures, LLC whereby, in consideration of the parties terminating the Funding and Option Agreement entered into during October 2009, Penn Ventures, LLC paid us $25 million. Accordingly, we no longer have any rights, obligations or interest in the entity that was to be formed in collaboration with Penn Ventures for the development of casinos in Toledo and Columbus, Ohio. As a result of the payment received from the Termination Agreement with Penn Ventures, LLC, we paid Quest Media Group, LLC (“Quest”) $0.5 million during the third quarter of 2010, in accordance with a separate agreement between Lakes and Quest (Note 13 to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Per our agreement with Rock Ohio Ventures related to two potential Ohio casinos, Lakes expects to invest additional funds in those projects. As a result we may need to obtain additional financing.

During 2008, we closed on a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Effective October 28, 2010, the Loan Agreement’s maturity date was extended from October 2010 to October 2012. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of January 3, 2010, Lakes had drawn $2.0 million under the Loan Agreement. These advances were repaid during the quarter ended October 3, 2010 and no amounts were outstanding at October 3, 2010.

During the three months ended October 3, 2010, we made a prepayment of contract acquisition costs payable of $3.4 million at an 18% discount. Amounts remaining of approximately $0.9 million under this obligation are payable thru August 2012.

On October 15, 2010, we implemented a reduction in force resulting in the termination of 13 employees. These actions are designed to streamline and reduce the Company’s cost structure, increase its financial strength and align its workforce with anticipated staffing needs. We expect to incur one-time costs totaling approximately $500,000, which relate to cash outlays for employee severance benefits which will be reflected in the financial results in the fourth fiscal quarter 2010.

Lakes derives its revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. Due to the May 2010 Termination Agreement with the Iowa Tribe, Lakes no longer receives management fees for the Cimarron Casino. Our management contracts with the Four Winds Casino Resort and the Red Hawk Casino extend through fiscal July 2012 and December 2015, respectively. Because of the relatively short operating history of the casinos we manage, and the uncertainty in the economic environment, the amount of our ongoing management fees is uncertain.

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

The following table summarizes the information regarding contractual obligations as of October 3, 2010 (in millions):

	Payment Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years

Remaining casino development commitment(1)
Jamul Tribe(2)	$—	$—	$—	$—	$—
Shingle Springs Tribe(3)	10.5	2.0	4.0	4.0	0.5
Pokagon Band(4)	0.9	0.6	0.3	—	—
Quest Media Group, LLC(5)	—	—	—	—	—
Operating leases(6)	4.0	0.5	0.9	0.9	1.7

	$15.4	$3.1	$5.2	$4.9	$2.2

(1)	We may elect to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects (see (2) below). Any guarantees by us or similar off-balance sheet liabilities will increase our potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at October 3, 2010.

(2)	We have agreed to use our best efforts to obtain financing of up to $350 million from which advances will be made to the Jamul Tribe to pay for the design and construction of a casino project.

(3)	We are obligated to pay Mr. Jerry A. Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract which commenced in December 2008 between Lakes and the Shingle Springs Tribe.

(4)	We are obligated to pay an aggregate of approximately $0.9 million to an unrelated third party as part of an agreement associated with obtaining the management contract with the Pokagon Band, payable in quarterly installments over two years.

(5)	We have agreed to pay a fee to Quest Media Group, LLC (Quest) equal to 18.5% of gross distributions from Rock Ohio Ventures, LLC (less certain amounts set forth in the agreement with Quest), capped at $0.5 million for the first five years or until Lakes recovers prior expenditures that are set forth in the agreement with Quest.

(6)	Lakes leases an airplane under a non-cancelable operating lease that expires on March 1, 2018.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of earnings.

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes will be amortized into income using the effective interest method over the remaining term of the note. Such notes would then be evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”).

Additionally, upon significant changes in the development activity prior to the opening of a casino, including termination of the project, notes receivable would be evaluated for impairment pursuant to ASC 310 and any necessary decline in the carrying amount will be recorded as unrealized losses in our consolidated statement of earnings. Subsequent to the initial impairment evaluation, we continue to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310.

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

Long-term asset related to Indian Casino projects The consolidated balance sheets as of October 3, 2010 and January 3, 2010 include long-term assets related to Indian casino projects of $99.2 million and $110.6 million, respectively, which primarily related to four separate projects. The amounts are as follows by project (in thousands):

	October 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$47,749	$—	$—	$—	$47,749
Notes receivable at fair value, net of current portion	—	—	10,141	—	—	10,141
Intangible assets related to Indian casino projects	12,310	23,011	—	—	—	35,321
Land held for development	—	—	960	—	—	960
Other(**)	60	2,605	383	273	1,670	4,991

	$12,370	$73,365	$11,484	$273	$1,670	$99,162

	January 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$46,100	$—	$—	$—	$46,100
Notes receivable at fair value	—	—	9,761	3,493	—	13,254
Intangible assets related to Indian casino projects	17,346	26,328	—	1,390	—	45,064
Land held for development	—	—	960	853	—	1,813
Other(**)	60	1,405	419	330	2,110	4,324

	$17,406	$73,833	$11,140	$6,066	$2,110	$110,555

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $5.5 million and $6.7 million of the notes receivable from the Shingle Springs Tribe are estimated to be collected within the next twelve fiscal months, and have been classified as a current asset in the unaudited consolidated balance sheets as of October 3, 2010 and January 3, 2010, respectively.

(**)	Includes notes receivable from related parties of $1.9 million and $2.3 million, net of current portion, as of October 3, 2010 and January 3, 2010, respectively. See Note 6 to our unaudited consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for further details.

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

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of October 3, 2010	As of January 3, 2010

Face value of note (principal and interest)	$59,593 $(38,919 principal and $20,674 interest)	$54,911 $(36,507 principal and $18,404 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	6.42%	8.00%
Projected interest rate during the loan repayment term	9.29%	10.40%
Discount rate	20.5%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of October 3, 2010 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

	Sensitivity Analysis
	As of October 3, 2010	As of January 3, 2010

Estimated fair value of notes receivable	$10,141	$9,761
5% less probable	8,101	8,303
One year delay	7,930	8,249
Both 5% less probable and one year delay	6,941	7,274
5% increased probability	10,336	10,482
One year sooner	10,675	10,670
Both 5% increased probability and one year sooner	11,938	11,887

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of October 3, 2010 and January 3, 2010 (in thousands).

	October 3,	January 3,
Advances Principal Balance	2010	2010

Note receivable, pre-construction(a)	$37,969	$35,557
Note receivable, land(b)	950	950

	$38,919	$36,507

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of October 3, 2010 and January 3, 2010 (in thousands):

	October 3,	January 3,
Jamul Tribe	2010	2010

Monthly stipend	$6,820	$6,357
Construction	2,546	2,454
Legal	5,054	4,873
Environmental	3,445	2,776
Design	16,237	15,333
Gaming license	1,170	1,067
Lobbyist	2,697	2,697

	$37,969	$35,557

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

Lakes recorded an unrealized gain of zero and $0.9 million for the three and nine months ended October 3, 2010, which is included in net unrealized gains from notes receivable in the unaudited consolidated statements of earnings. At October 3, 2010, the carrying value of the note receivable is $2.3 million, which approximates fair value.

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos, Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Cimarron Casino since 2006, the Four Winds Casino Resort since August of 2007, and the Red Hawk Casino since December of 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

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

	October 3,	January 3,
	2010	2010

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Iowa Tribe

On April 2, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. At January 3, 2010, long-term assets included intangibles assets of $1.4 million and land held for development of $0.9 million. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired as of

April 4, 2010. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million as of that date, recorded an impairment of $0.7 million during the three months ended April 4, 2010, respectively, and has reclassified the land to Land held for development (not related to Indian casino projects). No impairment losses were recognized during the three months ended October 3, 2010.

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

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We receive a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $49.9 million furniture, furnishings and equipment financing as of October 3, 2010 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is based upon the previous 12 months of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”) in 1999 and formed Lakes Kean Argovitz Resorts- California, LLC, a joint venture in which the contracts were held between Lakes and KAR — Jamul. This development agreement and a management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz).

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of October 3, 2010 and January 3, 2010. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	October 3,	January 3,
Critical Milestone	2010	2010

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project.	N/A, there has been some local opposition regarding the project.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as October 2015.

Iowa Tribe

During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million in the following manner: $1 million to be paid within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million to be paid in 15 equal monthly installments commencing on June 15, 2010. The Iowa Tribe is permitted to make prepayments on the outstanding amount at a 6% discount during the first twelve months after the execution of the Termination Agreement with the Iowa Tribe.

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

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of October 3, 2010, the carrying value of our cash approximates fair value.

Our primary exposure to market risk associated with changes in interest rates involves our long-term assets related to Indian casino projects in the form of notes receivable due from our tribal partners for the development and construction of Indian-owned casinos. The loans earn interest based upon a defined reference rate. The floating interest rate will generate more or less interest income if interest rates rise or fall. Our notes receivable from Indian tribes bear interest generally at prime plus one percent or two percent, however, the interest is only payable if the casino is successfully opened and distributable profits are available from casino operations. As of October 3, 2010, we had $63.4 million of notes receivable, with a floating interest rate (principal amount of $107.4 million). Based on the applicable current reference rates and assuming all other factors remain constant, interest income for a 12 month period would be approximately $5.6 million. A reference rate increase of 100 basis points would result in an increase in interest income of $1.1 million. A 100 basis point decrease in the reference rate would result in a decrease of $1.1 million in interest income over the same 12 month period.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5.	OTHER INFORMATION

On November 9, 2010, Lakes Entertainment, Inc. (“Lakes”) entered into a Change in Terms Agreement (“Agreement”) deemed effective as of October 28, 2010, with Centennial Bank (formerly First State Bank), which amends the Secured Line of Credit Promissory Note between Lakes and First State Bank dated October 28, 2008 to extend the maturity date to October 28, 2012. The Agreement provides Lakes with $8 million of available credit and is collateralized primarily by all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Agreement bear interest at 8.95% per annum. Our Chief Executive Officer, Lyle Berman, has personally guaranteed the Agreement on behalf of Lakes. Interest on amounts drawn under the Agreement are payable monthly and unpaid principal amounts are due at maturity.

ITEM 6.	EXHIBITS

Exhibits	Description

10.1	Change in Terms Agreement dated October 28, 2010 between Lakes Entertainment, Inc. and Centennial Bank
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 10, 2010