Form 10-K
period 2011-01-02
LAKES ENTERTAINMENT INC
filed 2011-03-31
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 24, 2011, 26,405,679 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on July 4, 2010 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $26.8 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, or “our”), develops, finances and manages casino properties, with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California for a total of three separate casino projects. We are currently managing the Four Winds Casino Resort in Michigan for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) and the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). The remaining California project is in the development stage, as discussed in more detail below. We are also involved in other business activities, including the potential development of non-Indian casinos and the development of new table games for licensing to both Tribal and non-Tribal casinos. See Note 18 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

Indian Casino Business.  Lakes’ primary business historically has been to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities.

Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

Lakes also developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines and gaming devices, 68 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade. There is a dedicated interchange on US Highway 50 to provide direct freeway access to the Red Hawk Casino.

Lakes has also entered into contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). The Jamul Casino project has been delayed due to various political and regulatory issues related to access from State Highway 94 to the proposed casino site.

Non-Indian Casino Business.  Lakes also explores opportunities to develop and operate casinos that are not owned by Indian tribes.

In October 2009, Lakes entered into an agreement with Penn Ventures, LLC (“Penn”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. On July 13, 2010, Lakes entered into a Termination Agreement with Penn whereby, in consideration of the parties terminating the agreement entered into during October 2009, Penn agreed to pay Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn Ventures for the development of casinos in Toledo and Columbus, Ohio.

In October 2009, Lakes entered into a separate agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) also for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. As of January 2, 2011, Lakes has contributed approximately $2.4 million to Rock Ohio Ventures related to this referendum effort. During 2011, Lakes has contributed additional capital of approximately $6.0 million. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati.

We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $3.3 million.

Table Games.  A division of Lakes develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. We continue to test and market a number of games including “World Poker Tour All In Hold’Emtm,” “Four The Money,” and “Bonus Craps.” The “World Poker Tour All In Hold’Emtm” and “Bonus Craps” games are currently operating in several casinos across the United States. The revenues from this division are currently not significant and we are evaluating whether to continue with the business.

Real Estate Holdings.  Lakes owns parcels of undeveloped land in California related to its Indian casino project with the Jamul Tribe, in Mississippi related to a potential casino project, and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. Lakes also owns an office building and related land in Minnesota related to its corporate offices.

History

Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc, which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buy out of the contract effective in 2000. Lakes had a management contract for the Cimarron Casino in Oklahoma from 2006 through May 2010. Lakes began managing the Four Winds Casino Resort in 2007 and the Red Hawk Casino in 2008.

Indian Casino Business

Development and Management of Four Winds Casino Resort.  On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino. The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the National Indian Gaming Commission (“NIGC”) that it had approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort. On June 22, 2006 the Pokagon Band closed on a $305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment to fund the Four Winds Casino Resort project.

On March 2, 2007 (the “Settlement Date”), Lakes contracted with a group of investors for their participation in the loans made by Lakes to the Pokagon Band for the development of the Four Winds Casino Resort, which loans have been assumed by the Pokagon Gaming Authority. As of the Settlement Date, the face value of Lakes’ notes receivable was approximately $104.2 million, including accrued interest of approximately $33.0 million. On the Settlement Date, Lakes transferred 100% of the participation in the Pokagon Gaming Authority loans to the aforementioned group of investors for cash proceeds of approximately $102.1 million, which was based upon the accreted value of the Pokagon Gaming Authority loans less a two percent discount. Lakes incurred transaction fees of approximately $1.1 million, which were recorded as a reduction of net realized and unrealized gains on notes receivable in the consolidated statements of earnings (loss) and comprehensive earnings (loss). Accordingly, based upon the previously recorded estimated fair value of the notes at December 31, 2006, Lakes realized a gain of $0.5 million as a result of the consummation of the participation agreement. This participation was accounted for as a sale and does not have any effect on Lakes’ related management agreement with the Pokagon Band. Lakes has no continuing rights or obligations related to the loans and is isolated, even in default, from liability.

The management contract is for five years from the date the casino opened and calls for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% on net income over that threshold. Lakes’ management fee is subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishing, and equipment financing agreement relating to the Four Winds Casino Resort and is also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. The Pokagon Band may buy out the Lakes management contract for a fee calculated by multiplying the previous twelve months of management fees earned by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. If the Pokagon Band elects to buy out the contract, any outstanding amounts owed to Lakes would become immediately due and payable.

Development and Management of the Red Hawk Casino.  On December 17, 2008 the Red Hawk Casino opened to the public. The Red Hawk Casino is approximately 30 miles east of Sacramento, adjacent to U.S. Highway 50 and has direct freeway access from a dedicated inter-change. The Red Hawk Casino includes approximately 88,000 square feet of casino space and features approximately 2,150 slot machines and gaming devices, 68 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade.

On September 30, 2008, the California State legislature ratified an amended compact between the Shingle Springs Tribe and the State of California, and on November 28, 2008, the amended compact was approved by the Bureau of Indian Affairs (“BIA”). The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with California based on a sliding scale percentage of net win ranging from 20% to 25% from the operation of the slot machines. The Shingle Springs Tribe also contributes $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to $5.2 million annually for 20 years from the payments made to the State of California from the operation of slot machines.

During July 2004, the NIGC approved the development and management contracts between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino on the Shingle Springs rancheria. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the construction of the Red Hawk Casino and a dedicated interchange off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to furnish the Red Hawk Casino project. Under the development agreement, as amended, Lakes made pre-construction advances to the Shingle Springs Tribe in the form of a transition loan of $49.5 million. In addition, Lakes made advances of $8.8 million associated with land purchases. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing. Advances on the transition loan of $66.7 million remained outstanding as of January 2, 2011.

The amended development agreement provided for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Red Hawk Casino and related amenities for a period of seven years from the opening date. As compensation for our management services, we earn a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $46.1 million furniture, furnishings and equipment financing outstanding as of January 2, 2011 and a minimum priority payment to the Shingle Springs Tribe.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are scheduled to be repaid over the original seven-year term at the stated interest rate of Prime plus 2% (5.25% as of January 2, 2011). If, however, net revenues (as defined in the management and development agreement) from the project are insufficient, payments are deferred. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, various debt with interest accrued thereon (including Lakes’ pre-construction advances), management fee due to Lakes, and other obligations, if any, and the remaining funds, if any, distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the preconstruction advances, if any, beginning in March 2011 until December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results due to the continued significant economic pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted cash flows for the property, as well as the deferral of all principal payments during the fourth quarter of fiscal 2010 due to insufficient net revenues from which to make these payments. Prior to the fourth quarter of fiscal 2010, Lakes had not experienced a three-month period in which all principal payments were deferred. As of January 2, 2011, an allowance of $21.0 million was established through an impairment charge on the notes receivable and is included in the consolidated statement of earnings for fiscal 2010. In addition, due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows to Lakes from the Red Hawk Casino during the term of the management agreement, impairment losses of $16.7 million were recognized during fiscal 2010.

Although Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Development and Financing of the Jamul Casino.  Lakes acquired its initial interest in the development agreement and management contract for the Jamul Casino from Kean Argovitz Resorts in 1999 and formed a joint venture in which the contract was held between Lakes and Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”). This development agreement and management contract have been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul. See Note 17 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Effective March 30, 2006, we entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage.

The Jamul Casino project has been significantly delayed due to various political and regulatory issues, including those related to access from State Highway 94 to the proposed casino site. In addition, the California Department of Transportation (“CalTrans”) issued a letter in 2008 to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94. In January 2011, the Jamul Tribe and CalTrans entered into an agreement which will permit CalTrans to review and process the Jamul Tribe’s encroachment permit application relating to the access, and provided that if the Jamul Tribe’s application meets certain legal requirements, CalTrans will issue the encroachment permit. The Jamul Tribe is currently performing various environmental and traffic studies necessary for the permit application.

Lakes believes that the Jamul Tribe will ultimately resolve the access issues, but based on the difficulty of obtaining approvals of this nature, Lakes believes that a near-term resolution of the access issue is not probable. In addition, the local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to adjust the projected opening date of this project to January 2016, without adjusting its estimated 50% probability of opening.

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

The casino resort is to be located on State Highway 94, approximately 20 miles east of downtown San Diego. Current plans for the casino include approximately 1,000 electronic gaming devices and approximately 20 table games along with various restaurants and related amenities. Under our current development financing and services agreement, we are entitled to receive a flat fee for our development design services, and a flat fee for our construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. As part of the current agreement, we will use our best efforts to obtain financing from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. In connection with our financing of the Jamul Casino, the Jamul Tribe will pay interest over a ten-year period on sums advanced by us equal to the rate charged to us for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. This agreement is planned to be modified as the political, regulatory and access issues move closer to resolution. Third party financing may not be available with acceptable terms, and if we are unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Under the current compact that the Jamul Tribe has with the State and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Lakes and the Jamul Tribe have continued to evaluate the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact.

Consulting Agreements and Management Contracts with the Iowa Tribe of Oklahoma.  On March 15, 2005, Lakes entered into consulting agreements and management contracts with the Iowa Tribe of Oklahoma in connection with two casino projects, the Cimarron Casino and the proposed Ioway Casino Resort.

During May 2010, Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”) (“Termination Agreement with the Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate new business opportunities including developing our own casinos where applicable laws permit.

Agreements with Entities to develop casinos in Ohio.  In October 2009, Lakes entered into an agreement with Penn for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. On July 13, 2010, Lakes entered into a Termination Agreement with Penn whereby, in consideration of the parties terminating the agreement entered into during October 2009, Penn agreed to pay Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn for the development of casinos in Toledo and Columbus, Ohio.

In October 2009, Lakes entered into a separate agreement with Rock Ohio Ventures also for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. As of January 2, 2011, Lakes has contributed approximately $2.4 million to Rock Ohio Ventures related to this referendum effort. During 2011, Lakes has contributed additional capital of approximately $6.0 million. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati.

During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, and Penn during 2009 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for each of the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million. During fiscal 2010, Lakes made a payment of $0.5 million to Quest as a result of the payment received from the Termination Agreement with Penn.

Gaming Site, Vicksburg, Mississippi.  In February 2005, Lakes received gaming site approval with respect to its proposed casino location in Vicksburg, Mississippi from the Mississippi Gaming Commission. The site, adjacent to the Mississippi River, contains approximately 400 acres located three miles south of downtown in Vicksburg, Warren County, Mississippi. Lakes has either purchased, or holds options for the purchase of, the land for this site. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. Lakes’ approved plan allows for an operation consisting of a 60,000 square foot casino floor which would include multiple bars, live entertainment, various restaurants, 1,200 to 1,500 slot machines, 40 to 50 table games, poker room, valet parking and hotel rooms. This plan allows for expanded gaming, additional hotel rooms, a child care facility, a nightclub, cigar lounge, banquet rooms, and an event center. A total of $9.4 million has been invested as of January 2, 2011. Lakes is continuing to evaluate all alternatives associated with its Vicksburg project, including whether to proceed with development of this project or potentially sell it. As a result of the uncertainty surrounding the development of this project and due to changes in the economic environment and credit markets, the assets associated with the Vicksburg project are carried on the consolidated balance sheets at their estimated fair value of $3.3 million as of January 2, 2011. Lakes recognized an impairment of approximately $1.6 million during fiscal 2010 and $0.5 million during fiscal 2009.

Chisholm Creek Casino and Resort.  In August 2009, Lakes announced that it entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. On April 9, 2010, Chisholm Creek withdrew its application for the potential casino due to unresolved issues related to the project’s location and uncertainties in the competitive market. Chisholm Creek is a wholly-owned subsidiary of Kansas Gaming Partners, LLC. As of January 3, 2010, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, had a 16.67% ownership in Kansas Gaming Partners, LLC. As a result of the withdrawal of the application Lakes also terminated its involvement with this project and as of January 2, 2011, has no amounts recorded in the consolidated balance sheet related to an ownership interest in Kansas Gaming Partners, LLC.

Table Games

Lakes has a division that develops, buys, patents and licenses rights for new table game concepts to market/distribute and license to casinos. Lakes is continuing to test and market a number of new games, including “World Poker Tour All In Hold’Emtm,” “Four The Money,” and “Bonus Craps”. The “World Poker Tour All In Hold’Emtm” and “Bonus Craps” games are currently operating in several casinos across the United States. The revenues from this division are currently not significant and Lakes is currently evaluating whether to continue with this business.

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

According to NIGC tribal data reports, from the end of 2008 through 2009, there were 419 Indian gaming operations nationwide from which, during this same period, tribal gaming revenues decreased $0.3 billion, or 1.0%, to $26.5 billion. NIGC tribal data reports indicate that in California and Michigan, the key areas targeted in the near-term by Lakes, Indian gaming is well-developed.

Indian gaming facilities in Michigan can offer all forms of Class III gaming with the exception of sports wagering. The Four Winds Casino Resort competes primarily with the riverboats that operate in northern Indiana. According to the Indiana Gaming Commission tribal data reports, there were five riverboats in northern Indiana in 2010 generating approximately $1.2 billion in gaming revenue with a total of 9,056 slot machines and 346 table games. In addition, a new Indian-owned casino in Michigan opened in 2009 approximately 110 miles away from the Four Winds Casino Resort and another new Indian-owned casino in Michigan opened in February 2011 approximately 100 miles from the Four Winds Casino Resort.

There were 62 compacted Indian gaming facilities in the California and Northern Nevada region in 2009. There are two Indian-owned Las Vegas-style casinos located in the vicinity of the Red Hawk Casino. Based on NIGC tribal data reports, California and Northern Nevada (which includes the Red Hawk Casino), tribal gaming revenues decreased 5.3% to $7.0 billion in 2009. This region has the highest tribal gaming revenues in the United States with approximately 26% of all reported Indian Gaming revenue.

As previously discussed, the Ohio constitution was amended during 2009 to authorize casino gaming. Competition for Ohio casinos is currently expected to come from the other Ohio casinos to be developed, casinos located in the surrounding states and the possible installation of video lottery terminals at Ohio horse tracks.

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

The IGRA currently requires the NIGC to approve management contracts and certain collateral agreements for Indian-owned casinos. The NIGC may review any of Lakes’ management contracts and collateral agreements for compliance with the IGRA at any time. The NIGC will not approve a management contract if a director or a 5% Shareholder of the management company (i) is an elected member of the Indian tribal government that owns the facility purchasing or leasing the games; (ii) has been or is convicted of a felony gaming offense; (iii) has knowingly and willfully provided materially false information to the NIGC or an Indian tribe; (iv) has refused to respond to questions from the NIGC; or (v) is a person whose prior history, reputation and associations pose a threat to the public interest or to effective gaming regulation and control, or create or enhance the chance of unsuitable activities in gaming or the business and financial arrangements incidental thereto.

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

Title 25, Section 81 of the United States Code states that “no agreement or contract with an Indian tribe that encumbers Indian lands for a period of 7 or more years shall be valid unless that agreement or contract bears the approval of the Secretary of the Interior or a designee of the Secretary.” The Secretary of the Interior has issued regulations, 25 CFR Part 84, identifying the types of contracts and agreements with Indian tribes which are not subject to Section 81. If, however, an agreement or contract for services is determined to be subject to the requirements of Section 81, it will be void and unenforceable if not approved.

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

Intellectual Property

The following is a discussion of Lakes’ intellectual property, which did not provide a significant financial contribution to Lakes’ operations in fiscal 2010.

Trademarks

Lakes owns two United States registrations for the mark FOUR THE MONEY® used in connection with casino table games. Lakes has also received approval for registration of the service mark CARLOS SOPRANO’Stm, to be used in connection with restaurant and related entertainment services.

Patents

Lakes owns or has exclusive rights to several United States patents and patent applications for various casino games sold or licensed by Lakes. The issued patents expire at various times over the next 20 years.

Licenses

Lakes has an exclusive worldwide, royalty-bearing license to all patent, copyright and other intellectual property rights related to a casino table game developed by Sklansky Games, LLC, subject to certain marketing restrictions. This license also includes the right to use the trademark World Poker Tour ALL-IN HOLD’EM POKERtm.

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

Real Estate Holdings

Lakes owns parcels of undeveloped land in California related to its Indian casino project with the Jamul Tribe, in Mississippi related to a potenial casino project, and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. Lakes also owns an office building and related land in Minnesota related to its corporate offices.

Employees

At January 2, 2011, Lakes had approximately 22 full-time employees. Lakes believes its relations with employees are satisfactory.

Lakes has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management, many of whom were involved with the success of Grand Casinos. The Lakes team has individual specialists on staff mirroring each of the functional areas found in a casino project. The functional areas include gaming operations, construction and development, finance/accounting, legal/regulatory, systems/information technology, food and beverage, marketing and human resources.

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

The primary source of our revenues in 2010 was generated from our management agreements relating to the Four Winds Casino Resort (which expires in August 2012) and the Red Hawk Casino (which expires in December 2015). With the profits we anticipate from the remaining life of these agreements, we will need to develop and realize new business opportunities to sustain our growth, cash flow and profitability.

The commencement or completion of casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

The opening of a future facility will be contingent upon, among other things, receipt of all regulatory licenses, permits, allocations and authorizations, and the completion of construction, hiring and training of sufficient personnel. The scope of the approvals required to construct and open a facility will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of a facility or otherwise affect the design and features of a proposed casino.

Even once a schedule for such construction and development activities is established, such development activities may not begin or be completed on time, or at any other time. The budget for a project may also be exceeded.

In addition, the regulatory approvals necessary for the construction and operation of casinos are often challenged in litigation brought by government entities, citizens groups and other organizations and individuals. Such litigation can significantly delay the construction and opening of casinos. The Jamul casino project has been significantly delayed as a result of such litigation, and remaining or future litigation may never be successfully resolved or, at a minimum, the Jamul casino project may experience further significant delays before resolution.

Major construction projects entail significant risks, including shortages of materials or skilled labor, unforeseen engineering, environmental and/or geological problems, work stoppages, weather interference, unanticipated cost increases and non-availability of construction equipment. These factors or delays or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay or prevent the construction or opening of any of the planned casino development or otherwise affect its design.

Because our operating results are highly dependent on the timing of our project under development, delays could cause our results to fluctuate significantly and may adversely affect our profitability, cash flow and financial condition.

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

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred if a project begins construction. The construction of future casino projects will depend on the ability of our and/or our tribal partners’ ability to obtain additional financing for our projects. Given the current state of the debt markets, obtaining such capital on terms that make the projects financially viable may be difficult. If such financing cannot be obtained on acceptable terms, it may not be possible to complete future projects, which could have a material adverse effect on our results of operations and financial condition. In order to assist the tribes, we may be asked to provide guarantees or other support for the tribal obligations. Guarantees by us, if any, will increase our potential exposure in the event of a default by any of these tribes.

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

If one or more of our Indian casino projects fail, or does not achieve sufficient results of operations, our recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial condition, results of operations, and cash flow.

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Indian tribes. These loans, except for the current portion on open projects, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At January 2, 2011, we had $68.5 million in assets related to Indian casino projects, of which $44.4 million was in the form of notes receivable. The notes receivable represented approximately 35% of our total assets. All of the loans are subject to varying degrees of collection risk and there is no established market. For the loans representing indebtedness of Indian tribes, the repayment terms are specific to each Indian tribe and are largely dependent upon the operating performance of each gaming property. Repayments of such loans are required to be made only if distributable profits are available from the operation of the related casinos. Repayments are also the subject of certain distribution priorities specified in agreements with each Indian tribe. In addition, repayment to us of the loans and the manager’s fees under our management contracts are subordinated to certain other financial obligations of the respective Indian tribes. During fiscal 2010, we recorded an impairment charge on notes receivable of $21.0 million related to the Shingle Springs casino project due to the continued significant economic pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted cash flows for the property, as well as the deferral of all principal payments during the fourth quarter of fiscal 2010 due to insufficient net revenues from which to make these payments.

Included in long-term assets related to Indian casino projects are intangible assets related to the acquisition of management contracts of $15.9 million, land held for development of $1.0 million, and deferred management fees and other amounts due from related parties of $5.5 million at January 2, 2011. If one or more of our Indian casino projects does not open, or does not achieve sufficient net revenues after opening, our assets related to that project will be impaired. During fiscal 2010, we recorded an impairment on intangible assets of $16.7 million related to the Shingle Springs casino project due to the issues discussed in the preceding paragraph, all of which have negatively impacted projected cash flows for the property.

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

Our success depends largely on the efforts and abilities of our senior corporate management, particularly Lyle Berman, our Chairman and Chief Executive Officer. The loss of the services of Mr. Berman or other members of senior corporate management could have a material adverse effect on us. Although we have obtained a $8.0 million key man life insurance policy on Mr. Berman, we do not maintain key man life insurance on other members of senior corporate management.

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

As of January 2, 2011, we had options outstanding to acquire 2.0 million shares of our common stock, exercisable at prices ranging from $1.89 to $6.43 per share, with a weighted average exercise price of approximately $2.99 per share. As of January 2, 2011, we had restricted stock units outstanding to acquire 79,996 shares of our common stock with a weighted average grant date fair value of $3.25 and under the existing stock option plans, there were 699,215 remaining shares available to grant.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of January 2, 2011, these shares consist of approximately 6.2 million shares beneficially owned by our executive officers and directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and, occupies approximately 22,000 square feet of the 65,000 square foot building and has leased a portion of remaining space to outside tenants. A lease for a tenant occupying a substantial portion of the building expired on June 30, 2010 and was not renewed. We are currently searching for a tenant or tenants to lease that space.

ITEM 3.	LEGAL PROCEEDINGS

Louisiana Department of Revenue Tax Litigation Matter

At January 2, 2011, the Louisiana Department of Revenue maintained a position that Lakes owed additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination was the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and related to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a Settlement Agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment for all taxes, interest and fees relating to this matter. In return, the Louisiana Department of Revenue agreed to dismiss the suit and forever discharge Lakes from all proceedings and liabilities relating to this matter. Lakes issued such payment during March 2011, so this matter is now resolved. We have recorded a liability for the settlement amount, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

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

Lakes’ common stock currently trades on the NASDAQ Global Market. The high and low sales prices per share of Lakes’ common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Year Ended January 2, 2011:
High	$2.90	$2.30	$2.52	$2.90
Low	2.20	1.27	1.30	1.65
Year Ended January 3, 2010:
High	$4.64	$4.27	$3.99	$3.39
Low	1.90	1.90	2.91	2.32

On March 24, 2011, the last reported sale price for the common stock was $2.98 per share. As of March 24, 2011, Lakes had approximately 848 shareholders of record.

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

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended January 2, 2011.

ITEM 6.	SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California, for a total of three separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines, 68 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade. Due to the current trend of declining net revenues, we have recorded significant impairment charges related to the notes receivable from the Shingle Springs Tribe and related intangible assets in 2010.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project and we will continue to monitor the status of this project.

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

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In October 2009, Lakes entered into an agreement with Penn for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. On July 13, 2010, Lakes entered into a Termination Agreement with Penn whereby, in consideration of the parties terminating the agreement entered into during October 2009, Penn paid Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn for the development of casinos in Toledo and Columbus, Ohio.

•	In October 2009, Lakes entered into a separate agreement with Rock Ohio Ventures also for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. As of January 2, 2011, Lakes has contributed approximately $2.4 million to Rock Ohio Ventures related to this referendum effort. During 2011, Lakes has contributed additional capital of approximately $6.0 million. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati.

•	During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures, and Penn during 2009 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for each of the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million. During fiscal 2010, Lakes made a payment of $0.5 million to Quest as a result of the payment received from the Termination Agreement with Penn.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $3.3 million as of January 2, 2011.

•	In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. On April 9, 2010, Chisholm Creek withdrew its application for the potential casino due to unresolved issues related to the project’s location and uncertainties in the competitive market. Chisholm Creek is a wholly-owned subsidiary of Kansas Gaming Partners, LLC. As of January 3, 2010, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, had a 16.67% ownership in Kansas Gaming Partners, LLC. As a result of the withdrawal of the application Lakes also terminated its involvement with this project and as of January 2, 2011, has no amounts recorded in the consolidated balance sheet related to an ownership interest in Kansas Gaming Partners, LLC.

On October 15, 2010, we implemented a reduction in force resulting in the termination of 13 employees. These actions were designed to streamline and reduce our cost structure, increase our financial strength and align our workforce with anticipated staffing needs. The Company incurred charges of approximately $500,000, which related to cash outlays for employee severance benefits. All amounts were paid as of January 2, 2011.

Results of continuing operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended January 2, 2011.

Fiscal year ended January 2, 2011 (“fiscal 2010”) compared to fiscal year ended January 3, 2010 (“fiscal 2009”)

Revenues.  Total revenues were $24.6 million for fiscal 2010 compared to $26.2 million for fiscal 2009. The decrease of $1.6 million was primarily due to a reduction in management fees earned from the Cimarron Casino project, as a result of the termination of that agreement in May 2010, as well as a decrease in management fees earned from the Red Hawk Casino. Partially offsetting the decline was an increase in management fees earned in fiscal 2010 from the Four Winds Casino Resort. Revenues in fiscal 2011 will be impacted by the anticipated lower management fees from the Red Hawk Casino due to the continued significant economic pressures in the northern California market the property serves.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $11.8 million for fiscal 2010 compared to $14.2 million for fiscal 2009. The decrease of $2.4 million from fiscal 2009 was primarily due to a reduction in professional expenses totaling approximately $1.2 million and a reduction in travel expenses of approximately $0.8 million. For fiscal 2010, Lakes’ selling, general and administrative expenses included payroll and related expenses of $6.7 million (including share-based compensation), travel expenses of $2.0 million and professional fees of $1.6 million. For fiscal 2009, Lakes’ selling, general and administrative expenses included payroll and related expenses of $7.3 million (including share-based compensation), travel expenses of $2.8 million and professional fees of $2.8 million.

Impairment charge on notes receivable.  The impairment charge on notes receivable of $21.0 million for fiscal 2010 relates to Lakes impairment analysis of the notes receivable with the Shingle Springs Tribe. At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results due to the continued significant economic pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted cash flows for the property, as well as the deferral of all principal payments during the fourth quarter of fiscal 2010 due to insufficient net revenues from which to make these payments. Prior to the fourth quarter of fiscal 2010, Lakes had not experienced a three-month period in which all principal payments were deferred. There were no impairment charges on notes receivable during 2009.

Although Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Impairment losses- other.  Impairment losses-other were $22.8 million in fiscal 2010 and $4.2 million in fiscal 2009. Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment losses of $16.7 million were recognized during fiscal 2010. This determination was based on the issues discussed above, all of which have negatively impacted expected future cash flows for the property. Due to the continued uncertainty surrounding the completion of the Jamul Casino project associated with delays in progress and general economic uncertainties, we recognized impairment losses of $2.5 million during fiscal 2010. Due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment losses of $2.0 million were recognized in connection with the land and intangible assets related to the Ioway Casino project during 2010. Impairment losses of $1.6 million were recognized during fiscal 2010 related to the land held for development associated with the Vicksburg project due to continued declines in the estimated fair value. Impairment losses in fiscal 2009 were primarily associated with the Jamul Casino project and the Vicksburg project and were due to uncertainty surrounding the completion of these projects.

Amortization of intangible assets related to Indian casino projects.  Amortization of intangible assets related to Indian casino projects was $11.1 million for fiscal 2010 compared to $10.4 million for fiscal 2009.

Net unrealized gains on notes receivable.  For the year ended January 2, 2011, net unrealized gains on notes receivable were $1.6 million, compared to net unrealized gains of $1.9 million in fiscal 2009. The net unrealized gains in the current year consisted of gains related to the Iowa Tribe of $0.9 million which resulted from the termination agreement with the Iowa Tribe in May 2010 and net gains of $0.7 million related to the Jamul Tribe due primarily to improvements in the credit markets. However, the local opposition to the Jamul project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of access issues is achieved. Net unrealized gains of $1.9 million in fiscal 2009 primarily related to the notes receivable from the Jamul Tribe predominantly due to improvements in the credit markets, partially offset by losses related to further delays in the expected opening date of this project.

Other income (expense).  Other income (expense), net was $28.1 million (which consisted of interest income of $7.0 million partially offset by interest expense of $2.0 million and gain on divestiture of $23.1 million) for fiscal 2010 compared to $6.1 million (which consisted of interest income of $8.0 million partially offset by interest expense of $2.0 million) for fiscal 2009. For fiscal 2010, the gain on divestiture of $23.1 million related to the Termination Agreement with Penn in which Lakes divested its interest in the entity to be formed in collaboration with Penn in exchange for a $25 million payment from Penn.

Income taxes.  The income tax provision was $1.2 million in fiscal 2010 compared to $1.4 million in fiscal 2009. Our effective tax rates for fiscal 2010 and fiscal 2009 were 9.1% and 27.7%, respectively. The effective tax rate differs from the federal tax rate of 35% due primarily to a change in the valuation allowance and a tax benefit related to an adjustment to the liability for uncertain tax positions in addition to state income taxes and share based compensation deductions. The liability for uncertain tax position was decreased from $17.0 million as of January 3, 2010 to $9.0 million as of January 2, 2011 which represents the amount Lakes agreed to pay in accordance with the Settlement Agreement with the Louisiana Department of Revenue. In fiscal 2010, the provision primarily consists of changes in valuation allowance of $10.8 million and $1.1 million related to state taxes, offset by $8.5 million of tax benefit for a reduction in the uncertain tax position and current tax benefit of $2.2 million. In fiscal 2009, the provision consisted primarily of changes in the valuation allowance for deferred tax assets of $1.9 million, interest on the Louisiana tax audit matter of $1.0 million and $1.7 million of tax benefits related to stock option exercises.

As of January 2, 2011, the Company evaluated its ability to utilize deferred tax assets arising from net operating loss carryforwards, and other ordinary items and determined that a 100% valuation allowance against those items was appropriate at January 2, 2011. Additionally, we evaluated the ability to utilize other existing deferred tax assets arising from other ordinary items and determined that due to a lack of sufficient positive evidence that future income will support the recognition of those other deferred tax assets, a valuation allowance against the deferred tax asset continues to be appropriate for those items at January 2, 2011.

Liquidity and Capital Resources

As of January 2, 2011, we had $45.2 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months. We currently expect to be able to obtain funds in order to fulfill our potential future capital needs. However, such financing may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effects on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of these casinos to be adversely affected.

During the fiscal year ended January 2, 2011, UBS purchased our remaining ARS at their par value of $21.9 million. A portion of the proceeds were used to repay the remaining balance of $14.7 million on our related line of credit with UBS, which was subsequently closed upon repayment. These transactions resulted in a net additional liquidity of $7.2 million to Lakes, and Lakes has no remaining ARS investments and no remaining outstanding balance on the related line of credit.

During 2010, when Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas, we received approximately $8.3 million from Kansas Gaming Partners, LLC representing our previous capital contribution for the deposit of a privilege fee with the State of Kansas.

As a result of our Termination Agreement with the Iowa Tribe, the Iowa Tribe agreed to pay to us a total of $4.5 million of which $1 million was received within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million is required to be paid in 15 monthly installments commencing on June 15, 2010.

As a result of our Termination Agreement with Penn, Penn paid us $25 million. Accordingly, we no longer have any rights, obligations or interest in the entity that was to be formed in collaboration with Penn for the development of casinos in Toledo and Columbus, Ohio. As a result of the payment received from the Termination Agreement with Penn, we paid Quest Media Group, LLC (“Quest”) $0.5 million during the third quarter of 2010, in accordance with a separate agreement between Lakes and Quest.

As of January 2, 2011, Lakes had contributed approximately $2.4 million to Rock Ohio Ventures related to this referendum effort. During 2011, Lakes has contributed additional capital of approximately $6.0 million. Per our agreement with Rock Ohio Ventures related to two potential Ohio casinos, Lakes expects to invest additional funds in those projects. As a result we may need to obtain additional financing.

During 2008, we closed on a two-year interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Effective October 28, 2010, the Loan Agreement’s maturity date was extended from October 2010 to October 2012. Amounts borrowed under the Loan Agreement bear interest at 8.95%. As of January 3, 2010, Lakes had drawn $2.0 million under the Loan Agreement. These advances were repaid during the fiscal year ended January 2, 2011, and no amounts were outstanding at January 2, 2011.

During the fiscal year ended January 2, 2011, we made a prepayment on a portion of our contract acquisition costs payable related to obtaining the management contract with the Pokagon Band of $3.4 million at an 18% discount. Amounts remaining of approximately $10.7 million for all projects under our contract acquisition cost obligations are payable through December 2015.

On October 15, 2010, we implemented a reduction in force resulting in the termination of 13 employees. These actions are designed to streamline and reduce our cost structure, increase our financial strength and align our workforce with anticipated staffing needs. We incurred one-time costs totaling approximately $500,000, which relate to cash outlays for employee severance benefits which are reflected in the financial results in the fourth fiscal quarter 2010. All amounts were paid as of January 2, 2011.

Lakes has derived its revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. Due to the May 2010 Termination Agreement with the Iowa Tribe, Lakes no longer receives management fees for the Cimarron Casino. Our management contracts with the Four Winds Casino Resort and the Red Hawk Casino extend through fiscal July 2012 and December 2015, respectively. Because of the relatively short operating history of the casinos we manage, and the economic pressures in the northern California market, the amount of our ongoing management fees is uncertain.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. Lakes advanced funds during fiscal 2010 under the obligation, of which $1.0 million is outstanding as of January 2, 2011. We expect to continue to be required to advance funds for the minimum guaranteed payment throughout the next twelve months based on the current projected operating results of the property.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. Lakes continues to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on development notes receivable will be deferred until December 2013.

Although Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a Settlement Agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment for all taxes, interest and fees relating to a revenue tax litigation matter. In return, the Louisiana Department of Revenue agreed to dismiss the suit and forever discharge Lakes from all proceedings and liabilities relating to this matter. Lakes issued such payment during March 2011.

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

Share-based compensation expense:  Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line method. We use the Black-Scholes option pricing method to establish fair value of share-based awards. Our determination of fair value of share-based awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility and actual and projected employee stock option exercise behaviors. Any changes in these assumptions may materially affect the estimated fair value of the share-based award. We determine the estimated fair value per share of restricted stock units as the closing stock price on the date of grant, as reported by the NASDAQ Global Market.

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

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Notes receivable are stated at the amount of unpaid principal and are net of unearned discount and, if applicable, an allowance for impaired notes receivable.

Notes receivable for open casinos are periodically evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”). Lakes considers a note receivable to be impaired when, based on current information and events, it is determined that Lakes will not be able to collect all amounts due according to the terms of the note receivable agreement.

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

Intangible assets related to Indian casino projects.  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in ASC 350, Intangibles — Goodwill and Other (“ASC 350”). In accordance with ASC 350, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the respective contracts which commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

Pursuant to ASC 350, the intangible assets are periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment would be recorded. Such an impairment would be measured based on the difference between the fair value and carrying value of the intangible assets. We principally use internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts and fair value assumptions are highly subjective and judgmental and are primarily based on management’s judgment which takes into account the casino industry, known operating results and trends, and the current economic environment that the casino serves to develop an applied discount rate. During periods of economic instability, we may not be able to accurately forecast future cash flows from our Indian casino projects. Therefore, our estimates and assumptions may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of earnings.

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

Other.  Other assets primarily consist of amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project in addition to deferred management fees and interest due from the Shingle Springs Tribe. See Note 17 to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Also included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Long-term assets related to Indian Casino projects

The consolidated balance sheets as of January 2, 2011 and January 3, 2010 include long-term assets related to Indian casino projects of $64.3 million and $110.6 million, respectively, which primarily related to four separate projects. The amounts are as follows by project (in thousands):

	January 2, 2011
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe(**)	Tribe	Tribe	Other	Total

Notes receivable, net of current portion and allowance for impaired notes receivable(*)	$—	$30,857	$—	$—	$—	$30,857
Notes receivable at fair value	—	—	11,129	—	—	11,129
Intangible assets related to Indian casino projects	10,631	5,242	—	—	—	15,873
Land held for development	—	—	960	—	—	960
Other(***)	60	3,336	315	257	1,562	5,530

	$10,691	$39,435	$12,404	$257	$1,562	$64,349

	January 3, 2010
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes receivable, net of current portion(*)	$—	$46,100	$—	$—	$—	$46,100
Notes receivable at fair value	—	—	9,761	3,493	—	13,254
Intangible assets related to Indian casino projects	17,346	26,328	—	1,390	—	45,064
Land held for development	—	—	960	853	—	1,813
Other(***)	60	1,405	419	330	2,110	4,324

	$17,406	$73,833	$11,140	$6,066	$2,110	$110,555

(*)	In conjunction with the opening of the Red Hawk Casino on December 17, 2008 and pursuant to Lakes’ accounting policy, the notes receivable from the Shingle Springs Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310. Approximately $1.0 million of the notes receivable from the Shingle Springs Tribe is estimated to be collected within fiscal 2011 and is classified as a current asset in the consolidated balance sheet as of January 2, 2011. Approximately $6.7 million of the notes receivable from the Shingle Springs Tribe was estimated to be collected within fiscal 2010 and was classified as a current asset in the consolidated balance sheet as of January 3, 2010.

(**)	Notes receivable from the Shingle Springs Tribe were deemed impaired as of January 2, 2011 resulting in an allowance for impaired notes receivable of $21.0 million which is included in the net carrying amount of the notes receivable. Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment losses of $16.7 million were recognized during fiscal 2010.

(***)	Includes deferred management fees due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $2.9 million and $1.4 million as of January 2, 2011 and January 3, 2010, respectively, and notes receivable from related parties of $1.8 million and $2.3 million, net of current portion, as of January 2, 2011 and January 3, 2010, respectively.

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

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of January 2, 2011	As of January 3, 2010

Face value of note (principal and interest)	$61,108	$54,911
	($39,638 principal and	($36,507 principal and
	$21,470 interest)	$18,404 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.29%	8.00%
Projected interest rate during the loan repayment term	10.19%	10.40%
Discount rate	20.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of January 2, 2011 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

Sensitivity Analysis

Estimated fair value of notes receivable	$11,129
5% less probable	9,841
One year delay	9,791
Both 5% less probable and one year delay	8,636
5% increased probability	12,417
One year sooner	12,622
Both 5% increased probability and one year sooner	14,060

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

The following represents the nature of the advances to the Jamul Tribe for the project under development, which represent the principal amount of the notes receivable, as of January 2, 2011 and January 3, 2010 (in thousands).

	January 2,	January 3,
Advances Principal Balance	2011	2010

Note receivable, pre-construction(a)	$38,688	$35,557
Note receivable, land(b)	950	950

	$39,638	$36,507

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of January 2, 2011 and January 3, 2010 (in thousands):

	January 2,	January 3,
Jamul Tribe	2011	2010

Monthly stipend	$6,923	$6,357
Construction	2,546	2,454
Legal	5,218	4,873
Environmental	3,603	2,776
Design	16,508	15,333
Gaming license	1,193	1,067
Lobbyist	2,697	2,697

	$38,688	$35,557

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

Lakes recorded an unrealized gain (loss) of $0.9 million and ($0.2) million for the fiscal 2010 and 2009, respectively, which is included in net unrealized gains from notes receivable in the consolidated statements of earnings. At January 2, 2011, the carrying value of the note receivable is $1.4 million which is expected to be collected within the next fiscal year.

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we have been managing the Four Winds Casino Resort since August of 2007 and the Red Hawk Casino since December of 2008. Lakes had a management contract for the Cimarron Casino in Oklahoma from 2006 through May 2010. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

Shingle Springs

Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment losses of $16.7 million were recognized during fiscal 2010. This determination was based on the continued significant economic pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted expected future cash flows for the property.

Jamul Tribe

The primary assumptions included within management’s financial model for the Jamul Casino project are as follows:

	January 2,	January 3,
	2011	2010

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

Lakes and the Jamul Tribe have consulted with third party advisors as to the architectural feasibility of a plan to build a casino with related amenities such as parking on the six acres of reservation land held by the Jamul Tribe and have concluded that such a project could be successfully built assuming adequate financing can be obtained. The gaming facility is currently planned to be a class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.

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

Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $2.5 million and $2.4 million related to the intangible assets associated with this project during the years ended January 2, 2011 and January 3, 2010, respectively.

Iowa Tribe

On April 2, 2010, the Iowa Tribe decided not to pursue the proposed Ioway Casino Resort with Lakes. At January 3, 2010, long-term assets included intangibles assets of $1.4 million and land held for development of $0.9 million. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and has deemed the land impaired as of the quarter ended April 4, 2010. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million as of that date, recorded an impairment of $0.7 million, and has reclassified the land to Land held for development (not related to Indian casino projects) during fiscal 2010.

Description of each Indian casino project and evaluation of critical milestones

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. We receive approximately 24% of net income up to a certain level and 19% of net income over that level, as a management fee. The term of the management contract is five years, which began on August 2, 2007. Payment of our management fee is subordinated to the Pokagon Gaming Authority’s senior indebtedness relating to the Four Winds Casino Resort. The Pokagon Band may also buy out the management contract after two years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the management contract, discounted back to the present value at the time the buy-out occurs. The NIGC approved the management contract in March 2006.

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $46.1 million furniture, furnishings and equipment financing as of January 2, 2011 and a minimum monthly priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

Jamul Tribe

The Jamul Casino project has been significantly delayed due to various political and regulatory issues, including those related to access from State Highway 94 to the proposed casino site. In addition, the California Department of Transportation (“CalTrans”) issued a letter in 2008 to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94. In January 2011, the Jamul Tribe and CalTrans entered into an agreement which will permit CalTrans to review and process the Jamul Tribe’s encroachment permit application relating to the access, and provided that if the Jamul Tribe’s application meets certain legal requirements, issue the encroachment permit. The Jamul Tribe is currently performing various environmental and traffic studies necessary for the permit application.

Business arrangement.  The Jamul Tribe has an approximate six-acre reservation on which the casino project is currently planned to be built. The reservation is located near San Diego, California. Under the current compact that the Jamul Tribe has with the State of California (the “State”) and based upon requirements in other compacts approved by the State in 2004, the Jamul Tribe completed a Tribal Environmental Impact Statement/Report that was approved by the Jamul Tribe’s General Council with a record of decision issued by the Jamul Tribe on December 16, 2006. Since that time, the Jamul Tribe has received comments from various state agencies including the representative from the California Governor’s office. The Jamul Tribe and the State have met on several occasions in an attempt to address the State’s comments related to compact requirements. Lakes and the Jamul Tribe have continued to evaluate the Jamul Tribe’s alternatives of pursuing a new compact, complying with certain requirements in their existing compact or building and operating a casino based solely on class II electronic gaming devices. The current plan is for a smaller scale gaming facility that will become a solely class II electronic gaming device facility which will not require a compact. The agreement between Lakes and the Jamul Tribe (discussed below) will also be modified as the political, regulatory and access issues move closer to resolution.

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of the current agreement, Lakes will use its best efforts to obtain financing, from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. Under the current development financing and services agreement, Lakes is entitled to receive a flat fee for its development design services, and a flat fee for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. However, as discussed above, this agreement is planned to be modified as the political, regulatory and access issues move closer to resolution. Third party financing may not be available with acceptable terms and if Lakes or the Jamul Tribe is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

Lakes acquired its initial interest in the development agreement and management contract for the Jamul casino from Kean Argovitz Resorts — Jamul, LLC (“KAR — Jamul”) in 1999 and formed a joint venture in which the contract was held between Lakes and KAR — Jamul. This development agreement and a management contract has been submitted to the NIGC for approval. On January 30, 2003, Lakes purchased the remaining KAR — Jamul’s partnership interest in the joint venture. In connection with the purchase transaction, Lakes entered into separate agreements with the two individual owners of KAR — Jamul (Mr. Kean and Mr. Argovitz).

Under the current agreement with Mr. Kean, he may elect to serve as a consultant to Lakes during the term of the casino management agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of these operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re- purchase his respective original equity interest in the Lakes’ subsidiary and then be entitled to obtain a 20% equity interest in the Lakes’ entity that holds the rights to the management agreement with the Jamul Tribe. If he is not found suitable or does not elect to purchase equity interests in the Lakes subsidiary, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management agreement (but not during any renewal term of such agreement).

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of the end of fiscal 2010 and fiscal 2009. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	January 2, 2011	January 3, 2010
Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.	N/A, there has been some local opposition regarding the project.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State or the NIGC.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as January 2016.

Iowa Tribe

During May 2010, a subsidiary of Lakes entered into a Termination Agreement with the Iowa Tribe whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million of which $1 million was received within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million is required to be paid in 15 monthly installments commencing on June 15, 2010.

Recently issued accounting pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for Lakes’ fiscal year beginning January 4, 2010, except for Level 3 reconciliation disclosures which will be effective for the fiscal year beginning January 3, 2011. The adoption of ASU 2010-6 did not have a material impact on Lakes’ financial statements for the fiscal year ended January 2, 2011, and the adoption of Level 3 reconciliation disclosures is not expected to have a material impact on Lakes’ financial statements for the fiscal year beginning January 3, 2011.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010, and did not have a material impact on Lakes’ financial statements for the year ended January 2, 2011. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

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

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lakes Entertainment, Inc. and Subsidiaries
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of January 2, 2011 and January 3, 2010, and the related consolidated statements of earnings (loss), shareholders’ equity, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 2, 2011 and January 3, 2010, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 31, 2011

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 2,	January 3,
	2011	2010
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$45,233	$3,751
Accounts receivable	1,696	1,457
Current portion of notes receivable from Indian casino projects	2,405	6,671
Deferred tax asset	—	111
Investment securities, including rights	—	24,317
Other	1,983	2,367

Total current assets	51,317	38,674

Property and equipment, net	5,103	5,334

Long-term assets related to Indian casino projects:
Notes receivable, net of current portion and allowance	30,857	46,100
Notes receivable at fair value	11,129	13,254
Intangible assets, net of accumulated amortization of $22.9 and $20.1 million	15,873	45,064
Land held for development	960	1,813
Other	5,530	4,324

Total long-term assets related to Indian casino projects	64,349	110,555

Other assets:
Investment in unconsolidated investees	2,367	12,441
Land held for development	3,470	4,900
Deferred taxes and other	40	1,833

Total other assets	5,877	19,174

Total assets	$126,646	$173,737

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit payable	$—	$16,346
Non-revolving line of credit payable	—	2,000
Current portion of contract acquisition costs payable, net of $1.2 and $2.1 million discount	1,326	2,232
Income taxes payable	7,822	17,069
Accounts payable	292	637
Accrued payroll and related	776	890
Other accrued expenses	615	927

Total current liabilities	10,831	40,101
Long-term contract acquisition costs payable, net of current portion and $2.4 and $4.1 million discount	5,830	10,197

Total liabilities	16,661	50,298

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares;
26,369 and 26,328 common shares issued and outstanding	264	263
Additional paid-in capital	203,148	202,767
Deficit	(93,427)	(79,591)

Total shareholders’ equity	109,985	123,439

Total liabilities and shareholders’ equity	$126,646	$173,737

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Earnings (Loss)
For the Fiscal Years ended January 2, 2011 and January 3, 2010

	2010	2009
	(In thousands, except per share data)

Revenues:
Management fees	$24,530	$26,161
License fees	72	59

Total revenues	24,602	26,220

Costs and expenses:
Selling, general and administrative	11,766	14,232
Impairment charge on notes receivable	20,975	—
Impairment losses — other	22,834	4,166
Amortization of intangible assets related to operating casinos	11,139	10,417
Depreciation	260	279

Total costs and expenses	66,974	29,094

Net unrealized gains on notes receivable	1,598	1,875

Loss from operations	(40,774)	(999)

Other income (expense):
Gain on divestiture of cost method investment	23,100	—
Interest income	7,047	8,033
Interest expense	(2,007)	(2,014)
Equity in loss of unconsolidated investees	(64)	(248)
Other	16	351

Total other income (expense), net	28,092	6,122

Earnings (loss) before income taxes	(12,682)	5,123
Income taxes	1,154	1,420

Net earnings (loss)	$(13,836)	$3,703

Weighted-average common shares outstanding
Basic	26,370	26,327
Diluted	26,370	26,411
Earnings (loss) per share applicable to common shareholders — basic & diluted	$(0.52)	$0.14

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
For the Fiscal Years ended January 2, 2011 and January 3, 2010

				Retained	Total
	Common stock		Additional	Earnings	shareholders’
	Shares	Amount	paid-in capital	(deficit)	equity
	(In thousands)

Balances, December 28, 2008	26,237	$262	$201,082	$(83,294)	$118,050
2009
Issuance of stock on options exercised — net	91	1	345	—	346
Effect of share-based compensation	—	—	445	—	445
Net tax benefits related to share-based compensation	—	—	895	—	895
Net earnings	—	—	—	3,703	3,703

Balances, January 3, 2010	26,328	263	202,767	(79,591)	123,439
2010
Vesting of restricted stock — net	41	1	(9)	—	(8)
Effect of share-based compensation	—	—	505	—	505
Reduction of additional paid-in capital pool for expiration of unexercised stock options	—	—	(511)	—	(511)
Net tax benefits related to share-based compensation	—	—	396	—	396
Net loss	—	—	—	(13,836)	(13,836)

Balances, January 2, 2011	26,369	$264	$203,148	$(93,427)	$109,985

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
For the Fiscal Years ended January 2, 2011 and January 3, 2010

	2010	2009
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$(13,836)	$3,703
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	260	279
Amortization of debt issuance costs and contract acquisition costs	1,826	32
Accretion of discount on notes receivable	(3,083)	(3,321)
Mark to market, trading securities	(8)	(223)
Amortization of intangible assets related to operating casinos	11,139	10,417
Net tax benefits related to share-based compensation	(396)	(895)
Gain on divestiture of cost method investment	(23,100)	—
Equity in loss of unconsolidated investees	64	248
Share-based compensation	505	445
Impairment charge on notes receivable	20,974	—
Net unrealized gains on notes receivable	(1,598)	(1,875)
Impairment losses — other	22,834	4,166
Deferred income taxes	1,905	(1,905)
Changes in operating assets and liabilities:
Accounts receivable	(239)	950
Other current assets	384	(636)
Income taxes payable	(9,362)	1,723
Accounts payable	(206)	30
Accrued expenses	(238)	(1,311)

Net cash provided by operating activities	7,825	11,827

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	24,325	2,450
Proceeds from divestiture of investment in unconsolidated investees	33,333	—
Payments to acquire investment in unconsolidated investee	(223)	(12,689)
Increases in long-term assets related to Indian casino projects, net	(1,345)	(9,030)
Purchase of property and equipment	(23)	(22)
Advances on notes receivable	(5,711)	(3,196)
Collection on notes receivable	8,553	3,722
Increase in other long-term assets	(15)	(2)

Net cash provided by (used in) investing activities	58,894	(18,767)

FINANCING ACTIVITIES:
Repayments of lines of credit	(23,340)	(2,598)
Proceeds from line of credit	4,994	—
Proceeds from borrowings	—	792
Cash proceeds from issuance of common stock	—	345
Net tax benefits related to share-based compensation	396	895
Contract acquisition costs payable	(7,287)	5,087

Net cash provided by (used in) financing activities	(25,237)	4,521

Net increase (decrease) in cash and cash equivalents	41,482	(2,419)
Cash and cash equivalents — beginning of period	3,751	6,170

Cash and cash equivalents — end of period	$45,233	$3,751

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$200	$1,945
Income taxes	8,656	1,609
Noncash investing and financing activities:
Vesting of restricted stock on option	1	—
Redemption of restrictive stock for payment of accrued expenses	9	—
Acquisitions of long-term assets — advances related to Indian casino projects financed by vendors with accounts payable	138	75

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of business:

Overview.  Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. Lakes currently has development and management or financing agreements with three separate tribes for casino operations in Michigan and California, for a total of three separate casino projects as follows:

•	Lakes developed, and has a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines, 68 table games, 7 poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade.

•	Lakes has contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion and the Company has recorded significant impairment charges against its investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. Lakes has concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project. Lakes will continue to monitor the status of this project.

During May 2010, Lakes entered into a termination agreement with the Iowa Tribe of Oklahoma, its governmental components and instrumentalities (collectively, the “Iowa Tribe”) (“Termination Agreement with the Iowa Tribe”), whereby, in consideration of the parties terminating all contracts and agreements between them (including the Management Agreement under which Lakes was managing the Cimarron Casino, the Consulting Agreement for the Ioway Casino Resort, and the Amended and Restated Ioway Note under which approximately $5.0 million was advanced), the Iowa Tribe agreed to pay to Lakes a total of $4.5 million of which $1 million was received within two days of execution of the Termination Agreement with the Iowa Tribe and the sum of $3.5 million is required to be paid in 15 monthly installments commencing on June 15, 2010.

Lakes has also explored, and continues to explore, other casino development projects. An overview of the non-Indian projects are as follows:

•	In October 2009, Lakes entered into an agreement with Penn Ventures, LLC (“Penn”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. On July 13, 2010, Lakes entered into a Termination Agreement with Penn whereby, in consideration of the parties terminating the agreement entered into during October 2009, Penn paid Lakes $25 million. Accordingly, Lakes no longer has any rights, obligations or interest in the entity that was to be formed in collaboration with Penn for the development of casinos in Toledo and Columbus, Ohio. During 2011, Lakes has contributed additional capital of approximately $6.0 million.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	In October 2009, Lakes entered into a separate agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) also for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio. As of January 2, 2011, Lakes has contributed approximately $2.4 million to Rock Ohio Ventures related to this referendum effort. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati.

•	During March and April 2010, Lakes entered into an agreement and amendment, respectively, with Quest Media Group, LLC (“Quest”), wherein Lakes agreed to pay a fee to Quest for assisting Lakes in partnering with Rock Ohio Ventures and Penn during 2009 (collectively the “Project Companies”). Pursuant to the agreement, Lakes shall pay Quest a fee equal to 18.5% of gross distributions from the Project Companies (less certain amounts set forth in the agreement), capped at $0.5 million for each of the first five years or until Lakes recovers prior expenditures, as set forth in the agreement. The April 2010 amendment increased the fee from 18.0% to 18.5% in exchange for a payment from Quest to Lakes of $0.5 million. During the year ended January 2, 2011, Lakes made a payment of $0.5 million to Quest as a result of the payment received from the Termination Agreement with Penn. No additional payments are due to Quest related to the Termination Agreement with Penn.

•	Lakes has received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due to the continued downturn in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $3.3 million as of January 2, 2011.

•	In August 2009, Lakes entered into a joint venture with the Chisholm Creek Casino Resort, LLC (“Chisholm Creek”) relating to an application to the Kansas Lottery to develop and operate a casino project in south central Kansas. On April 9, 2010, Chisholm Creek withdrew its application for the potential casino due to unresolved issues related to the project’s location and uncertainties in the competitive market. Chisholm Creek is a wholly-owned subsidiary of Kansas Gaming Partners, LLC. As of January 3, 2010, Lakes Kansas Casino Management, LLC, an indirect wholly-owned consolidated subsidiary of Lakes, had a 16.67% ownership in Kansas Gaming Partners, LLC. As a result of the withdrawal of the application Lakes also terminated its involvement with this project and as of January 2, 2011, has no amounts on the consolidated balance sheet related to an ownership interest in Kansas Gaming Partners, LLC.

Significant customers and concentrations of credit risk.  Fees earned for services related to the Red Hawk Casino and the Four Winds Casino Resort in 2010 and 2009 and fees earned related to the Cimarron Casino in 2009 were each in excess of ten percent of consolidated revenues in the accompanying consolidated statements of earnings (loss). The decline in general economic conditions in the United States has negatively impacted the local economic conditions near the casinos we manage and has negatively impacted Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

The financial instruments that subject the Company to concentrations of credit risk consist principally of its notes receivable due from Indian tribes (Note 6), and accounts receivable in connection with Indian casino management contracts. The notes receivable consist of both open (Shingle Springs Tribe) and development (Jamul) projects. Lakes manages the risk related to open projects and related accounts and notes receivable by overseeing the day-to-day management of operations and evaluating collectability (need for allowance for doubtful collection and possible charge-off) of the accounts and notes receivable based upon operational performance on a case by case basis. For development projects, Lakes monitors the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event any of the receivables become uncollectible, the maximum losses to be sustained would be the carrying value of the receivables, plus the net carrying value of the related unamortized intangible assets.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restructuring Activities.  On October 15, 2010, the Company implemented a reduction in force resulting in the termination of 13 employees. These actions were designed to streamline and reduce the Company’s cost structure, increase its financial strength and align its workforce with anticipated staffing needs. The Company incurred charges of approximately $0.5 million, which related to cash outlays for employee severance benefits. The charges incurred are included in Selling, general and administrative expenses on the consolidated statement of earnings and relate to the Corporate segment. All amounts were paid as of January 2, 2011.

2.	Summary of significant accounting policies:

Use of estimates.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of net earnings (loss) during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next year relate to: valuation and the realizability of notes receivable and other long-term assets related to Indian casino projects, fair value measurements, income tax liabilities, and deferred income tax asset valuation allowances.

Year end.  The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of earnings (loss) ended on January 2, 2011 (“fiscal 2010”) and January 3, 2010 (“fiscal 2009”)

Basis of presentation.  The accompanying consolidated financial statements include the accounts of Lakes and its wholly-owned subsidiaries. Investments in entities that the Company does not control, but has significant influence over operating and financial policies, are accounted for under the equity method. Investments in entities in which the Company does not have the ability to exercise significant influence are accounted for under the cost method. All significant inter-company balances and transactions have been eliminated in consolidation.

Subsequent events.  Management has evaluated the accompanying consolidated financial statements for subsequent events through the date this Annual Report on Form 10-K was filed with the SEC, and have included the necessary subsequent events in the consolidated financial statements and accompanying footnotes.

Revenue recognition.  Revenue from the management, development, financing of, and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-term assets related to Indian casino projects.” Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No amounts were deemed uncollectible during fiscal 2010 and fiscal 2009.

Cash equivalents.  Cash equivalents consist of highly-liquid investments with original maturity of three months or less.

Investment securities.  At January 3, 2010, investment securities were comprised of investments in Auction Rate Securities (“ARS”), all of which were held by UBS Financial Services, Inc. (“UBS”) and were accounted for as trading securities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. Lakes also had the nontransferable right (the “Rights”) to sell the ARS at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012 (Note 3). The Rights represented a free standing asset separate from the ARS. The Rights did not meet the definition of a derivative instrument under ASC 815, Derivatives and Hedging. Therefore, Lakes measured the Rights at estimated fair value based on Level 3 inputs under ASC 825, Financial Instruments (“ASC 825”), which permitted Lakes to elect the fair value option for recognized financial assets, to match the changes in the estimated fair value of the ARS. Gains and losses are reported as interest income in the consolidated statements of operations.

Investment in unconsolidated investees.  Investments in an entity where the Company owns less than twenty percent of the voting stock of the entity and does not exercise significant influence over operating and financial

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the accounting method and carrying value of the investments in these companies. The cost method investments are subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the respective investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value (Note 6) at each balance sheet date until the casino opens using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in Lakes’ consolidated statement of earnings (loss).

Upon opening of the casino, any difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is amortized into income using the effective interest method over the remaining term of the note. Notes receivable are stated at the amount of unpaid principal and are net of unearned discount and, if applicable, an allowance for impaired notes receivable.

Lakes monitors the credit quality of notes receivable through ongoing review of the casino’s financial position, operating results and projected operating results that are available to Lakes in its capacity as manager of the casino. In addition, Lakes continuously monitors the economic, political, regulatory and competitive conditions that may adversely impact casinos’ projected operating results.

Notes receivable related to open casinos are periodically evaluated for impairment. Lakes considers a note receivable to be impaired when, based on current information and events, it is determined that Lakes will not be able to collect all amounts due according to the note receivable contract. Impairment is measured based on the present value of expected future cash flows discounted at the note receivable’s effective interest rate. Interest income for impaired notes receivable will be accrued on the net carrying amount of the impaired note receivable under the effective interest method with significant changes to expected cash flows reflected in the impairment charge on notes receivable.

The allowance for impaired notes receivable is established through a charge to expense. Any note receivable principal considered to be uncollectible by management is charged against the allowance for impaired notes receivable.

Intangible assets related to Indian casino projects (Note 7).  Intangible assets related to the acquisition of the management, development, consulting or financing contracts are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, exceeds the undiscounted cash flow, an impairment is recorded. Such an impairment is measured based on the difference between the fair value and carrying value of the assets. Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casino opens. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties.

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

Other (Note 7).  Other assets include amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project in addition to deferred management fees and interest due from the Shingle Springs Tribe. Also included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs.

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-based compensation expense (Note 14).  Restricted stock units are valued at the Company’s stock price on the date of grant and amortized through expense over the requisite service period on a straight-line method. Lakes uses the Black-Scholes option pricing method to establish the fair value of share-based option awards. Lakes determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•	Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•	Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to January 2, 2011. Management believes historical data is reasonably representative of future exercise behavior.

•	Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•	Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants is reduced for estimated forfeitures, at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Lakes’ management has reviewed the historical forfeitures which have been minimal, and as such presently amortizes the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following assumptions were used to estimate the fair value of stock options:

	For the Fiscal Year Ended
	2010	2009

Expected dividend yield	—	—
Risk-free interest rate	2.59%	3.06%
Expected term (in years)	10 years	7.7 years
Expected volatility	88.08%	84.08%

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assesses the likelihood that deferred tax assets will be recovered from future taxable income and establishes a valuation allowance when management believes recovery is not likely.

The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions as a component of income tax expense.

Litigation costs.  The Company does not accrue for future litigation costs, if any, to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

Earnings (loss) per share.  For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted average common shares outstanding. Diluted EPS in profitable years reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) by the weighted average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 2,031,084 and 739,143 shares in fiscal 2010 and fiscal 2009, respectively, were not included in a computation of diluted earnings per share because the effects would have been anti-dilutive for the periods presented.

Reclassifications.  Certain immaterial reclassifications have been made to the fiscal 2009 consolidated financial statements to conform to the fiscal 2010 presentation.

New accounting standards.  In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-6, Improving Disclosures About Fair Value Measurements, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 was effective for Lakes’ fiscal year beginning January 4, 2010, except for Level 3 reconciliation disclosures which will be effective for the fiscal year beginning January 3, 2011. The adoption of ASU 2010-6 did not have a material impact on Lakes’ financial statements for the fiscal year ended January 2, 2011, and the adoption of Level 3 reconciliation disclosures is not expected to have a material impact on Lakes’ financial statements for the fiscal year beginning January 3, 2011.

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU No. 2010-20 requires a greater level of disaggregation in disclosures relating to the credit quality of the Company’s financing receivables and allowance for loan losses. ASU 2010-20 also requires enhanced disclosures around nonaccrual and past due financing receivables, impaired loans and loan modifications. The standard is effective for the first interim or annual reporting periods ending on or after December 15, 2010, and did not have a material impact on Lakes’ financial statements for the year ended January 2, 2011. In January 2011, the FASB announced that it was deferring the effective date of new disclosure requirements for troubled debt restructurings prescribed by ASU 2010-20. The effective date for those disclosures will be concurrent with the effective date for proposed ASU, Receivables (Topic 310): Clarifications to Accounting for Troubled Debt Restructurings by Creditors. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011.

3.	Investment securities

At January 3, 2010, the Company’s investment portfolio was comprised of investments in ARS, all held by UBS. See also Note 11 for a discussion of Lakes’ credit line agreement with UBS which was fully repaid during fiscal 2010. At January 3, 2010, the Company also had the nontransferable right to sell the ARS, at par value to UBS at any time during the period of June 30, 2010, through July 2, 2012. The par value of the Company’s ARS was $24.3 million as of January 3, 2010.

During the year ended January 2, 2011, the Company exercised the Rights and the remaining ARS were purchased by UBS (Note 4). There were no remaining ARS as of January 2, 2011.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 3, 2010, investments in securities with original maturity dates beyond three months consist of the following (in thousands):

		Gross	Estimated
		unrealized	fair
	Cost	losses	value

Auction rate securities	$24,325	$(2,489)	$21,836

4.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, investments in securities, notes receivable and other long-term assets related to Indian casino projects, equity and cost method investments, accounts payable, contract acquisition costs payable and lines of credit.

For the Company’s cash and cash equivalents, accounts receivable, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of the Company’s notes receivable from the Shingle Springs Tribe and the Iowa Tribe of Oklahoma (Note 6), investment in unconsolidated investees (Note 10), other long-term assets related to Indian casino projects (Note 7) and long-term contract acquisition costs payable (Note 12) are discussed in the referenced notes to the consolidated financial statements.

Investments in ARS, Rights, and in notes receivable from Indian Tribes for projects under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability, including estimated cash flows and valuation metrics. The determination of fair value for these items is described in Note 5.

5.	Fair value measurements

The following is a list of the most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation models by asset type:

•	ARS — Credit ratings of the ARS and collateral securities, default rates, other market and liquidity circumstances.

•	Rights — Credit worthiness of UBS including its credit swap rate.

•	Notes receivable from Indian Tribes under development — Probability of the casino opening based on the status of critical project milestones and the expected opening date, estimated pre- and post-opening interest rates, contractual interest rate and other terms, yield rates on US Treasury Bills and other financial instruments, the risk/return indicators of equity investments in general, specific risks associated with operating the casino and similar projects, and scenario weighting alternatives.

The Company’s financial assets that are carried at estimated fair value based on level 3 inputs are summarized below (in thousands):

	January 2,	January 3,
	2011	2010

ARS (Note 3)	$—	$21,836
Rights (Note 3)	—	2,481
Notes receivable from Indian Tribes under development (Note 6)	11,129	13,254

	$11,129	$37,571

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying value of these asset types follows (in thousands):

			Notes
			receivable
			from
			Indian Tribes
			under
	ARS	Rights	development	Total

Balances, December 28, 2008	$22,243	$4,301	$10,703	$37,247
Total realized and unrealized gains (losses):
Gains (losses) included in earnings	2,043	(1,820)	—	223
Unrealized gains on notes receivable, net	—	—	1,875	1,875
Settlements (at par)	(2,450)	—	—	(2,450)
Advances, net of allocation to intangible, other	—	—	676	676

Balances, January 3, 2010	21,836	2,481	13,254	37,571
Total realized and unrealized gains (losses):
Gains (losses) included in earnings as interest income	2,489	(2,481)	—	8
Net unrealized gains on notes receivable	—	—	1,598	1,598
Sales (at par)	(24,225)	—	—	(24,225)
Redemptions (at par)	(100)	—	—	(100)
Iowa Tribe notes receivable transfer to notes receivable that are not carried at fair value	—	—	(4,360)	(4,360)
Advances, net of allocation to intangible, other	—	—	637	637

Balances, January 2, 2011	$—	$—	$11,129	$11,129

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

To value the Company’s notes receivable from Indian tribes under development, the Company utilizes valuation models based on management’s estimates of expected cash flow streams, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates, and discount rates. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with open

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is also considered. The probability estimate applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but at different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones achieved and likelihood of achieving the remaining milestones.

As a result of the Termination Agreement with the Iowa Tribe, the note receivable from the Iowa Tribe of Oklahoma is no longer adjusted to its estimated fair value on a quarterly basis, but rather it is evaluated periodically for impairment pursuant to ASC 310.

Land held for development.  Land held for development (Notes 7 and 9) is measured at estimated fair value on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information with respect to the long-term notes receivable, net of current portion, activity is summarized in the following table (in thousands):

	Shingle
	Springs	Jamul	Iowa
	Tribe(*)	Tribe	Tribe(**)	Total

Balance, December 28, 2008	$53,153	$7,116	$3,587	$63,856
Advances	20	2,941	235	3,196
Repayments	(3,723)	—	—	(3,723)
Accretion of note receivable discount	3,321	—	—	3,321
Allocation of advances to intangible assets	—	(2,412)	(88)	(2,500)
Unrealized gains (losses)	—	2,116	(241)	1,875

Balance, January 3, 2010	52,771	9,761	3,493	66,025
Advances	2,580	3,131	—	5,711
Repayments	(5,531)	—	(3,022)	(8,553)
Accretion of note receivable discount	2,986	—	97	3,083
Allocation of advances to intangible assets	—	(2,498)	—	(2,498)
Unrealized gains	—	735	863	1,598

Balance, January 2, 2011	52,806	11,129	1,431	65,366
Less current portion of notes receivable	(974)	—	(1,431)	(2,405)
Less allowance for impaired notes receivable	(20,975)	—	—	(20,975)

Long-term notes receivable, net, January 2, 2011	$30,857	$11,129	$—	$41,986

(*)	The Company’s management estimated the fair value of the notes receivable from the Shingle Springs Tribe in conjunction with the opening of the Red Hawk Casino on December 17, 2008. Pursuant to Lakes’ accounting policy, upon opening of the casino, the difference between the then estimated fair value of the notes receivables and the amount contractually due under the notes is being amortized into income using the effective interest method over the remaining term of the note. These notes are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment. As of January 2, 2011, the notes receivable were deemed impaired and an allowance for impaired notes receivable of $21.0 million was established which is included in the net carrying amount (see discussion below).

(**)	In conjunction with the Termination Agreement with the Iowa Tribe entered into in May 2010 and pursuant to Lakes’ accounting policy, the notes receivable from the Iowa Tribe are no longer adjusted to estimated fair value on a quarterly basis, but rather they are evaluated for impairment pursuant to ASC 310.

A summary of the activity in the allowance for impaired notes receivable follows:

Balance, January 3, 2010	$—
Recoveries	—
Charge-offs	—
Impairment charge on notes receivable	20,975

Balance, January 2, 2011	$20,975

Shingle Springs Tribe.  At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results due to the continued significant economic

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted cash flows for the property, as well as the deferral of all principal payments during the fourth quarter of fiscal 2010 due to insufficient net revenues from which to make these payments. Prior to the fourth quarter of fiscal 2010, Lakes had not experienced a three-month period in which all principal payments were deferred. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. As of January 2, 2011, an allowance of $21.0 million was established through an impairment charge on the notes receivable and is included in the consolidated statement of earnings for fiscal 2010. The outstanding principal on the notes receivable from the Shingle Springs Tribe was $67.7 million as of January 2, 2011, which is comprised of $66.7 million related to pre-construction advances and $1.0 million of advances related to the minimum guaranteed monthly payment. The carrying amount of the notes receivable, which is net of unearned discount of $14.9 million and allowance for impairment of $21.0 million, was $31.8 million as of January 2, 2011. The carrying amount as of January 2, 2011 represents the present value of expected future cash flows.

Although Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Lakes entered into a development and management agreement with the Shingle Springs Tribe in 1999 to develop and manage the Red Hawk Casino which is located adjacent to US Highway 50, approximately 30 miles east of Sacramento, California. The Shingle Springs Tribe obtained $450 million of senior note financing and $77 million for furniture, furnishings and equipment financing, and under the terms of the development agreement, Lakes made pre-construction advances to the Shingle Springs Tribe of $74.4 million, including interest accrued during the pre-construction period. The Red Hawk casino opened on December 17, 2008.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are scheduled to be repaid over the original seven-year term at the stated interest rate of Prime plus 2% (5.25% as of January 2, 2011). If, however, net revenues (as defined in the management and development agreement) from the project are insufficient, payments are deferred. Lakes classifies principal amounts expected to be received within the next fiscal year, if any, as current portion of notes receivable from casino projects on the Consolidated Balance Sheets. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, various debt with interest accrued thereon (including Lakes’ pre-construction advances), management fee due to Lakes, and other obligations, if any, and the remaining funds, if any, distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the preconstruction advances, if any, beginning March 2011 until December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. Due to the temporary nature of the principal payment suspension and no forgiveness of principal is being granted, any such deferrals would not meet the criteria for a troubled debt restructuring under ASC 310-40 Troubled Debt Restructurings by Creditors.

Management estimates the fair value of this financial instrument as of January 2, 2011, to be approximately $26.6 million using a discount rate of 22.5% and a remaining estimated term of 121 months. Management estimated the fair value of the notes receivable with the Shingle Springs Tribe as of January 3, 2010, to be approximately $50.8 million using a discount rate of 19.0% and a remaining term of 72 months.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues, including those related to access from State Highway 94 to the proposed casino site. In addition, the California Department of Transportation (“CalTrans”) issued a letter in 2008 to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94. In January 2011, the Jamul Tribe and CalTrans entered into an agreement which will permit CalTrans to review and process the Jamul Tribe’s encroachment permit application relating to the access, and provided that if the Jamul Tribe’s application meets certain legal requirements, CalTrans will issue the encroachment permit. The Jamul Tribe is currently performing various environmental and traffic studies necessary for the permit application.

The local opposition to this project has not been resolved and Lakes’ current expectation is that issues associated with this opposition could cause further delays, even if resolution of site access issues is achieved. These factors, in combination with the current general economic environment and probable difficulty of financing projects of this nature at desirable rates, have caused Lakes to estimate the probability of eventual opening of this project at 50%, and adjust the estimated opening date of this project to January 2016. Lakes’ management has also decreased the discount rate to 20.0% for this project, due to the leveling financial markets during 2010, which decreased the estimate of the required yield on the notes. As a result, Lakes recorded an unrealized gain on its notes receivable of $0.9 million during fiscal 2010.

Under the terms of its contracts, Lakes continues to make advances to the Jamul Tribe because Lakes believes the project will eventually succeed. Lakes made advances to the Jamul Tribe of $3.1 million and $2.9 million during fiscal 2010 and fiscal 2009, respectively. However, significant risk exists related to this project moving forward to completion, and Lakes continues to record significant impairment charges against its investment in this project. The Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of January 2, 2011	As of January 3, 2010

Face value of note (principal and interest)	$61,108	$54,911
	($39,638 principal and	($36,507 principal and
	$21,470 interest)	$18,404 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.29%	8.00%
Projected interest rate during the loan repayment term	10.19%	10.40%
Discount rate	20.00%	21.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

Iowa Tribe  As a result of the Termination Agreement with the Iowa Tribe whereby the Iowa Tribe agreed to pay Lakes a total of $4.5 million of which $1.0 million was paid in May 2010 and the remaining $3.5 million is required to be paid in 15 monthly installments commencing on June 15, 2010.

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

Lakes recorded an unrealized gain (loss) of $0.9 million and ($0.2) million for the fiscal years ended January 2, 2011 and January 3, 2010, respectively, which is included in net unrealized gains from notes receivable in the consolidated statements of earnings. At January 2, 2011, the carrying value of the note receivable is $1.4 million, which approximates fair value.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Other long-term assets related to Indian casino projects

Intangible assets.  Information with respect to the intangible assets related to the acquisition of management, development, consulting or financing contracts by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe(*)	Tribe(**)	Tribe(***)	Total

Balance, December 28, 2008	$24,060	$22,216	$—	$1,310	$47,586
Allocation of advances	—	—	2,412	88	2,500
Acquisition of contract rights	—	7,807	—	—	7,807
Amortization	(6,714)	(3,695)	—	(8)	(10,417)
Impairment losses	—	—	(2,412)	—	(2,412)

Balance, January 3, 2010	17,346	26,328	—	1,390	45,064
Allocation of advances	—	—	2,498	—	2,498
Amortization	(6,715)	(4,422)	—	(2)	(11,139)
Impairment losses	—	(16,664)	(2,498)	(1,388)	(20,550)

Balance, January 2, 2011	$10,631	$5,242	$—	$—	$15,873

(*)	Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment losses of $16.7 million were recognized during fiscal 2010. This determination was based on the continued significant economic pressures in the northern California market and increased competition from a neighboring casino expansion in the market the property serves, all of which have negatively impacted expected future cash flows for the property.

(**)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $2.5 million and $2.4 million related to the intangible assets associated with this project during fiscal 2010 and 2009, respectively.

(***)	Due to the Iowa Tribe of Oklahoma’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, Lakes recognized an impairment of $1.4 million related to the intangible assets associated with the Ioway Casino Resort during fiscal 2010. There have been no subsequent impairment losses related to the Ioway Casino resort.

Based on current estimates of project opening dates and length of management and consulting contracts, the Company expects to recognize amortization expense related to these intangibles as follows (in thousands):

Fiscal year
2011	$7,784
2012	4,962
2013	1,057
2014	1,057
2015	1,013
Thereafter	—

$15,873

Land held for development.  Land held for development in this category is held for possible transfer to Indian tribes for use in certain of the future casino resort projects. In the event that this land is not transferred to the tribes, the Company has the right to sell it. Lakes currently owns approximately 96 acres of land held for development

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

located adjacent to the Jamul Casino project location, which is carried at $1.0 million as of January 2, 2011 and January 3, 2010.

As of January 2, 2011 and January 3, 2010, Lakes also owns approximately 114 acres of land held for development located in Oklahoma. As of January 3, 2010, Lakes had invested $0.8 million in land held for development, which was being held for future transfer to the Iowa Tribe. As a result of the Iowa Tribe’s decision on April 2, 2010 not to move forward with Lakes on the Ioway Casino Resort, management performed an assessment of the land fair value and concluded that the carrying value of the land was impaired. As a result, Lakes adjusted the carrying value of this land to its estimated fair value of $0.2 million, recorded an impairment loss of $0.7 million during fiscal 2010, and reclassified the land to Land held for development (not related to Indian casino projects).

Other.  As of January 2, 2011 and January 3, 2010 other assets included amounts due from Mr. Kevin M. Kean (Note 17). Financial instruments related to Mr. Kean have a carrying value of $1.8 million and $2.3 million, net of current portion, as of January 2, 2011 and January 3, 2010, respectively. In addition other long-term assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $3.4 million and $1.5 million as of January 2, 2011 and January 3, 2010, respectively. Management estimates the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.2 million as of January 2, 2011 using a discount rate of 18.0%. Management estimated the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $2.3 million as of January 3, 2010, using a discount rate of 19.0%.

8.	Property and equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	January 2,	January 3,
	2011	2010

Building	$6,497	$6,497
Furniture and equipment	1,517	2,947

	8,014	9,444
Less accumulated depreciation	(2,911)	(4,110)

	$5,103	$5,334

9.	Land held for development

At January 2, 2011 and January 3, 2010, Land held for development primarily relates to land and pre-construction costs, primarily architecture and engineering costs associated with a Company-owned planned casino project in Vicksburg, Mississippi. Lakes has the option to develop the project on an approximately 400-acre site on the Mississippi River, located on Magnolia Road in Vicksburg, Warren County, Mississippi, for which Lakes holds land and land purchase options. A total of $9.4 million has been invested as of January 2, 2011 and January 3, 2010. However, uncertainty exists surrounding the development of this project due to continued weakness in the economic environment and credit markets. Based on the assessments performed during fiscal 2010 and 2009, management has deemed the carrying value of the land held for development as impaired. As a result, the assets associated with the Vicksburg project are carried on the consolidated balance sheets at their estimated fair value of $3.3 million and $4.9 million as of January 2, 2011 and January 3, 2010, respectively. Lakes recognized impairment losses of approximately $1.6 million and $0.5 million during fiscal 2010 and 2009, respectively, which is included in Impairment losses-other on the consolidated statements of earnings.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Investment in unconsolidated investees

Equity method investment.  At January 3, 2010, the Company had a 16.67% ownership interest in Kansas Gaming Partners, LLC (“Kansas Partners”) which wholly owns Chisholm Creek Casino Resort, LLC (“Chisholm Creek”), an entity formed to develop and manage a casino in south central Kansas. During fiscal 2009, Lakes entered into an agreement to perform certain management and development services related to this potential casino. As of January 3, 2010, Lakes had invested approximately $8.4 million in Kansas Partners which is included in the Investment in Unconsolidated Investees in the consolidated balance sheets. During April 2010, Chisholm Creek withdrew its application to be the Lottery Facility Gaming Manager in the South Central Gaming Zone in Kansas, and as a result, Lakes also terminated its involvement with this project. Accordingly, Lakes received approximately $8.3 million representing a refund of Lakes’ 2009 capital contribution related to the deposit of a privilege fee with the State of Kansas for the Chisholm Creek project. As of January 2, 2011, the Company has no amounts recorded in the consolidated balance sheets related to an ownership interest in Kansas Partners.

Cost method investments.  Lakes has an investment in Rock Ohio Ventures for the potential development of two casinos in Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At January 2, 2011 and January 3, 2010, Lakes had invested a total of approximately $2.4 million in Rock Ohio Ventures, which is included in the Investment in Unconsolidated Investees in the consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 16). The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of January 2, 2011, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments. During 2011, Lakes has contributed additional capital of approximately $6.0 million.

At January 3, 2010, Lakes had an investment of approximately $1.9 million in an entity to be formed in collaboration with Penn for the potential development of two casinos in Ohio. This investment was included in the Investment in Unconsolidated Investees in the consolidated balance sheets and was accounted for using the cost method since Lakes did not have the ability to significantly influence the operating and financial decisions of the entity. During the fiscal year ended January 2, 2011, the Company entered into a Termination Agreement with Penn in which the Company divested its interest in the entity to be formed in collaboration with Penn in exchange for a $25 million payment from Penn. Accordingly, a gain on divestiture of cost method investment of $23.1 million was recorded in the consolidated statements of earnings for the fiscal year ended January 2, 2011. As of January 2, 2011, the Company has no amounts recorded in the consolidated balance sheets related to this investment.

11.	Debt

Line of credit payable.  During 2008, Lakes entered into a client agreement (the “Credit Line”) with UBS under which any borrowings were secured by Lakes’ ARS held at UBS. As of January 3, 2010, approximately $16.3 million was outstanding under the Credit Line. During fiscal 2010, a portion of the proceeds from the sale of ARS were used to repay the remaining balance of the Credit Line at that time. The Credit Line was closed upon repayment and no additional amounts are available.

Non-revolving line of credit payable.  Also during 2008, Lakes entered into a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank (formerly First State Bank). Effective October 28, 2010, the Loan Agreement’s maturity date was extended from October 2010 to October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of January 3, 2010, Lakes owed $2 million under the Loan Agreement. During fiscal 2010, the $2 million in advances on the Loan Agreement were repaid and no amounts were outstanding as of January 2, 2011.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Contract acquisition costs payable

Pokagon Band.  The Company is obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 3, 2010, the carrying amount of the liability was $5.3 million, net of a discount of $1.5 million and was previously payable quarterly over the remaining 22 months of the five-year management agreement for the Four Winds Casino Resort. During the fiscal year ended January 2, 2011, the Company made a prepayment of $3.4 million on a portion of the obligation at an 18% discount. As of January 2, 2011, the remaining carrying amount of the liability, which approximates its estimated fair value, was $0.7 million, net of a discount of $0.1 million. Amounts payable during the next 12 fiscal months totaling $0.4 million, net of related discount, are included in current contract acquisition costs payable as of January 2, 2011.

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

Shingle Springs Tribe.  During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of January 2, 2011 and January 3, 2010, the remaining carrying amount of the liability, which approximates its estimated fair value, was $6.5 million and $7.2 million, net of a $3.5 million and $4.8 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $0.9 million, net of related discount, are included in current contract acquisition costs payable as of January 2, 2011.

13.	Income taxes

The provision for income taxes for fiscal 2010 and 2009, consist of the following (in thousands):

	For the Fiscal Year Ended
	2010	2009

Current:
Federal	$(1,844)	$2,413
State	1,093	912

	(751)	3,325
Deferred:
Federal	2,974	(1,217)
State	(1,069)	(688)

	$1,154	$1,420

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before income taxes for fiscal 2010 and 2009, are summarized as follows:

	For the Fiscal Year Ended
	2010	2009

Statutory federal tax rate	(35.0)%	35.0%
State income taxes, net of federal income taxes	(2.8)	(1.9)
Change in valuation allowance	107.0	(10.3)
Permanent tax differences	0.5	1.4
Net operating loss and capital loss carryforwards	0.3	(22.4)
Resolution of prior year tax matters	(0.6)	10.3
Share-based compensation	2.8	—
Uncertain tax position	(62.8)	14.1
Other, net	(0.3)	1.5

	9.1%	27.7%

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	January 2,	January 3,
	2011	2010

Current deferred tax asset:
Accruals, reserves and other	$334	$373
Net operating loss carryforwards	—	1,387
Valuation allowances	(334)	(1,649)

	$—	$111

Non-current deferred taxes:
Development costs	$11,221	$14,363
Deferred interest on notes receivable	31,056	31,506
Unrealized gains on notes receivable	(25,086)	(24,718)
Allowance for impaired notes receivable	8,121	—
Stock compensation expense	1,636	2,002
Amortization and impairment of intangibles	14,156	4,843
Uncertain tax position	3,189	5,937
Net operating loss carryforwards	521	—
Other	(10)	523
Valuation allowances	(44,804)	(32,662)

	$—	$1,794

As of January 2, 2011, management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that management believes exists surrounding its ability to generate income from its long-term assets related to Indian casino projects. Therefore management determined that a 100% valuation allowance against deferred tax assets was appropriate at January 2, 2011. Approximately $0.1 million will be credited to additional paid in capital for tax windfall benefits related to share-based compensation from prior years.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 2, 2011, Lakes had approximately $9.1 million of state net operating loss carryforwards. Lakes’ state net operating loss will expire at various times depending on specific state laws.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a Settlement Agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment. In return, the Louisiana Department of Revenue agreed to dismiss the suit and forever discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable includes $9.0 million related to this Settlement Agreement. As of January 3, 2010, Lakes had recorded a liability for uncertain tax positions related to this matter of $6.9 million plus an additional $10.1 million for the possible payment of interest and fees related to these tax liabilities. These tax liabilities are considered unrecognized tax benefits which would affect Lakes’ effective tax rate when recognized. Interest related to such uncertain tax positions included as a component of income tax expense, amounted to approximately $0.5 million and $0.8 million for fiscal 2010 and 2009, respectively. A tax benefit was recognized in fiscal 2010 of $8.5 million for the adjustment to the liability for uncertain tax positions. There were no changes in the components of the tax liability during fiscal 2009.

A reconciliation of the unrecognized tax benefits for fiscal 2010 is as follows:

Balance at January 3, 2010	$6,917
Additions for tax positions of prior years	1,083

Balance at January 2, 2011(*)	$8,000

(*)	Of the $9.0 million Settlement Agreement discussed above, $8.0 million relates to taxes and $1.0 million relates to fees.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states. The U.S. federal income tax returns for the years 2007 — 2010 and state income tax returns in various states for the years 2006 — 2010 remain subject to examination.

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

Consolidated share-based compensation expense, which includes stock options and restricted stock units, was $0.5 million and $0.4 million for fiscal 2010 and 2009, respectively.

For fiscal 2010 and 2009, no income tax benefit (Note 13) was recognized in Lakes’ consolidated statements of earnings (loss) and comprehensive earnings (loss) for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock options.  The following table summarizes stock option activity for fiscal 2010 and fiscal 2009:

		Number of common shares
	Lakes			Weighted-
	options		Available	avg. exercise
	outstanding	Exercisable	for grant	price

Balance at December 28, 2008	2,862,964	2,498,864	343,150	$6.60
Authorized	—	—	2,000,000	—
Granted	201,000	—	(201,000)	3.24
Forfeited/cancelled/expired	(487,923)	—	85,350	5.75
Option exchange modification(*)	(1,827,400)	—	75,500	7.25
Option exchange post modification(*)	1,046,587	—	(1,046,587)	3.40
Exercised	(91,041)	—	—	3.80
Restricted stock unit activity, net	—	—	(135,000)

Balance at January 3, 2010(**)	1,704,187	442,350	1,121,413	$3.93
Granted	587,000	—	(587,000)	1.89
Forfeited/cancelled/expired	(260,103)	—	154,803	6.67
Restricted stock unit activity, net	—	—	9,999

Balance at January 2, 2011(***)	2,031,084	904,076	699,215	$2.99

(*)	On September 22, 2009, Lakes offered eligible employees, including current employees, executive officers and members of the Board of Directors of Lakes, the opportunity to exchange eligible outstanding stock options granted under the 1998 Stock Option and Compensation Plan, the 1998 Director Stock Option Plan and the 2007 Stock Option and Compensation Plan that were issued with exercise prices equal to or greater than the closing per share price on September 22, 2009 of $3.40, for new stock options to purchase fewer shares of Lakes common stock at an exercise price equal to the closing price of Lakes common stock on the NASDAQ Global Market on September 22, 2009 of $3.40.

The replacement stock option grants have a new term of 10 years and a renewed vesting period ranging from two to five years depending upon the original stock option grant date. Lakes accepted eligible options from 41 participants in Lakes’ stock option modification, and the stock option modification did not result in any additional share-based compensation expense during fiscal 2009.

(**)	Options outstanding do not include 135,000 of outstanding restricted stock units summarized below. However, common shares available for grant takes into account restricted stock unit activity (see below).

(***)	Options outstanding do not include 79,996 of outstanding restricted stock units summarized below. However, common shares available for grant takes into account restricted stock unit activity (see below).

As of January 2, 2011, the options outstanding had a weighted-average remaining contractual life of 7.5 years, weighted-average exercise price of $2.99 and an aggregate intrinsic value of $0.6 million. The options exercisable have a weighted-average exercise price of $3.43, a weighted-average remaining contractual life of 5.4 years and an aggregate intrinsic value of zero as of January 2, 2011.

The total intrinsic value of options exercised during fiscal 2009 was $13,000. As of January 2, 2011, Lakes’ unrecognized share-based compensation related to stock options was approximately $1.3 million, which is expected to be recognized over a weighted-average period of 2.7 years. The weighted-average grant-date fair value of stock options granted during fiscal 2010 and fiscal 2009 was $1.89 and $2.45, respectively, per share.

Lakes issues new shares of common stock upon exercise of options.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity for fiscal 2010 and fiscal 2009:

		Weighted-average
	Restricted	grant-
Non-vested shares:	stock units	date fair value

December 28, 2008	—	$—
Granted	140,000	3.25
Forfeited	(5,000)	3.25

January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(9,999)	3.25

January 2, 2011	79,996	$3.25

As of January 2, 2011, Lakes’ unrecognized share-based compensation was approximately $0.2 million related to non-vested shares, which is expected to be recognized over a weighted-average of 1.1 years.

15.	Employee retirement plan:

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.2 million during fiscal 2010 fiscal 2009, respectively. Company contributions are vested over five years.

16.	Commitments and contingencies:

General.  The general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Tribal commitments.  The construction of Lakes’ Indian casino projects will depend on the tribes’ ability to obtain financing for the projects. Lakes may elect to provide a guarantee of tribal debt financing or otherwise provide support for the tribal obligations related to any of the projects. Any guarantees by Lakes or similar off-balance sheet liabilities will increase the Company’s potential exposure in the event of a default by any of these tribes. No such guarantees or similar off-balance sheet liabilities existed at January 2, 2011.

Obligations to related parties. See Note 17.

Operating leases.  The Company entered into a ten year non-cancelable operating lease for its aircraft on December 31, 2007. The Company has an optional one-year renewal term and the operating lease agreement allows the Company the option of purchasing the aircraft at its estimated fair value at 60 months and 84 months into the term of the lease. Approximate future minimum lease payments due under this lease are $3.1 million, of which $0.4 million is payable in fiscal 2011 and each respective year thereafter. Rent expense under the Company’s aircraft operating lease, exclusive of real estate taxes, insurance, and maintenance expense was $0.4 million and $0.5 million for fiscal 2010 and fiscal 2009, respectively.

Rock Ohio Ventures, LLC.  Our initial capital requirement for a 10% ownership in Rock Ohio Ventures was $2.4 million. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations. As of January 2, 2011, we have contributed approximately $2.4 million as required as of that date (Note 10). During 2011, Lakes has contributed additional capital of approximately $6.0 million.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Louisiana Department of Revenue tax litigation matter.  At January 2, 2011, the Louisiana Department of Revenue maintained a position that Lakes owes additional Louisiana corporation income tax for the period ended January 3, 1999 and the tax years ended 1999 through 2001 and additional Louisiana corporation franchise tax for the tax years ended 2000 through 2002. This determination was the result of an audit of Louisiana tax returns filed by Lakes for the tax periods at issue and related to the reporting of income earned by Lakes in connection with the managing of two Louisiana-based casinos. On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a Settlement Agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment for all taxes, interest and fees relating to this matter. In return, the Louisiana Department of Revenue agreed to dismiss the suit and forever discharge Lakes from all proceedings and liabilities relating to this matter. Lakes issued such payment during March 2011, so this matter is now resolved. Lakes has recorded a liability for the settlement amount, which is included as part of income taxes payable on the accompanying consolidated balance sheets.

Miscellaneous legal matters.  Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings, and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, and although unable to estimate the minimum costs, if any, to be incurred in connection with these matters, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon Lakes’ consolidated financial statements. Accordingly, no provision has been made with regard to these matters.

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

During 2009, Mr. Kean elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management contract with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Kean are a cost of acquiring contract rights and are therefore recorded as an intangible asset (Note 7), which will be amortized through the end of the management contract term. This obligation is included in contract acquisition costs payable (Note 12).

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lakes has previously made loans to Mr. Kean, of which $2.3 million and $2.8 million were included in Other assets in the accompanying consolidated balance sheets as of January 2, 2011 and January 3, 2010, respectively. Lakes continues to monitor the collectibility of these receivables on a quarterly basis and has concluded that repayment is probable as Mr. Kean has agreed that 50% of the amounts payable to him under the agreement with Lakes shall be applied toward repayment of his indebtedness to Lakes.

Also under the agreement with Mr. Kean, Mr. Kean may elect to serve as a consultant to Lakes during the term of the Jamul casino management and development contract if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the fees received by Lakes from the Jamul casino during the term of such management contract. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management and development contract.

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

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated

Fiscal 2010
Revenue	$24.5	$—	$0.1	$24.6
Impairment charges on notes receivable	21.0	—	—	21.0
Impairment losses — other	21.2	1.6	—	22.8
Equity in loss of unconsolidated investee	—	(0.1)	—	(0.1)
Earnings (loss) from operations	(28.2)	0.1	(12.7)	(40.8)
Total assets	68.7	6.9	51.0	126.6
Investment in unconsolidated investee	—	2.4	—	2.4
Depreciation expense	—	—	0.3	0.3
Amortization of intangible assets related to Indian casino projects	11.1	—	—	11.1
Fiscal 2009
Revenue	$26.1	$—	$0.1	$26.2
Impairment losses — other	3.7	0.5	—	4.2
Equity in loss of unconsolidated investee	—	(0.2)	—	(0.2)
Earnings (loss) from operations	13.1	(1.3)	(12.8)	(1.0)
Total assets	119.0	18.4	36.3	173.7
Investment in unconsolidated investee	—	12.4	—	12.4
Depreciation expense	—	—	0.3	0.3
Amortization of intangible assets related to Indian casino projects	10.4	—	—	10.4

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) or 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective (1) in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act and (2) to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 2, 2011, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2011.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation”, “Director Compensation” and “Corporate Governance — Compensation Committee Interlocks and Insider Participation” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2011.

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

The following table provides certain information as of January 2, 2011 with respect to our equity compensation plans:

				Number of Securities
	Number of			Remaining Available
	Securities to be			for Future Issuance
	Issued Upon			Under Equity
	Exercise of	Weighted-Average		Compensation Plans
	Outstanding	Exercise Price of		(Excluding
	Options, Warrants	Outstanding Options,		Securities Reflected
Plan Category	and Rights	warrants and Rights		in First Column)

Equity compensation plans approved by shareholders:
1998 Employee Plan	319,300	$5.53		—
1998 Director Plan	36,000	$3.49		—
2007 Plan	1,755,780	$2.74	(*)	699,215

Total	2,111,080			699,215

(*)	Represents the weighted-average exercise price of outstanding securities and is calculated by taking into account the 79,996 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest, for no consideration. The weighted-average exercise price of outstanding securities calculated without taking into account the 79,996 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest for no consideration is $2.87.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description

2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).
3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)
3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

Exhibits	Description

3.3	First Amended By-laws of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.)
4.1	Rights Agreement, dated as of May 12, 2000, between Lakes Gaming, Inc. and Norwest Bank Minnesota, National Association, as Rights Agent. (Incorporated herein by reference to Exhibit 4.1 to Lakes’ Form 8-K filed May 16, 2000.)
10.1	Intellectual Property License Agreement by and between Grand Casinos, Inc. and Lakes Gaming, Inc., dated as of December 31, 1998. (Incorporated herein by reference to Exhibit 10.5 to Lakes’ Form 8-K filed January 8, 1999.)
10.2	Lakes Gaming, Inc. 1998 Stock Option and Compensation Plan. (Incorporated herein by reference to Annex G to the Joint Proxy Statement/Prospectus of Hilton Hotels Corporation and Grand dated and filed with the Commission on October 14, 1998 (the “Joint Proxy Statement”) which is attached to the Lakes Form 10 as Annex A.)*
10.3	Lakes Gaming, Inc. 1998 Director Stock Option Plan. (Incorporated herein by reference to Annex H to the Joint Proxy Statement which is attached to the Lakes Form 10 as Annex A.)*
10.4	Memorandum of Agreement Regarding Gaming Development and Management Agreements dated as of the 15th day of February, 2000, by and between the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.5	Operating Agreement of Lakes Kean Argovitz Resorts — California, LLC dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc. and Kean Argovitz Resorts — Jamul, LLC. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.6	Promissory Note dated as of the 15th day of February, 2000, by and among the Jamul Indian Village and Lakes KAR — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.7	Security Agreement dated as of the 25th day of May, 1999, by and between Lakes Jamul, Inc., a Minnesota corporation and Lakes Kean Argovitz Resorts — California, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.8	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.9	Development Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.73 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.10	Management Agreement dated as of the 29th day of July, 1999, by and among Lakes Shingle Springs, Inc., a Minnesota corporation and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.74 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.11	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.12	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.13	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

Exhibits	Description

10.14	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.15	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.16	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)
10.17	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.18	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.19	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.20	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.21	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.22	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.23	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.24	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)
10.25	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)
10.26	Dominion Account Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.27	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, a Delaware limited liability company and Filbert Land Development, LLC, an Indiana limited liability company and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC), dated as of December 22, 2004. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.28	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.29	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.30	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.31	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.32	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.33	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.34	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.35	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.36	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.37	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.38	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.39	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.40	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.41	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.42	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.124 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.43	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.44	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.45	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.46	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.47	Dominion Account Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.129 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.48	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.49	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.50	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.51	Gaming Development Consulting Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.133 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.52	Iowa Corp Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.134 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.53	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.135 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.54	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.136 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.55	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.137 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.56	Management Agreement for a Gaming Facility and Related Ancillary Facilities (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.138 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.57	Operating Note (New Project) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.139 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.58	Dominion Account Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.140 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.59	Security Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.141 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.60	Indemnity Agreement (New Project) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.142 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.61	Tribal Agreement (New Project) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.143 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.62	Letter agreement by and between Metroflag Polo, LLC and Grand Casinos Nevada I, Inc., dated March 17, 2005. (Incorporated herein by reference to Exhibit 10.144 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.63	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

Exhibits	Description

10.64	Consulting Agreement by and among Kevin M. Kean, Lakes Kickapoo Consulting, LLC, a Minnesota limited liability company and Lakes Kickapoo Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.146 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.65	Consulting Agreement by and among Kevin M. Kean, Lakes Pawnee Consulting, LLC a Minnesota limited liability company, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.147 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.66	Consulting Agreement by and among Kevin M. Kean, Lakes Iowa Consulting, LLC, a Minnesota limited liability company, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.148 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)
10.67	Registration Rights Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. and PLKS Holdings, LLC including schedules and exhibits thereto. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.68	Common Stock Purchase Warrant dated February 15, 2006 by Lakes Entertainment, Inc. in favor of PLKS Holdings, LLC. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)
10.69	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.70	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*
10.71	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.72	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.73	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.74	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.75	Third Amended and Restated Pledge and Security Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. and Pokagon Band of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.172 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.76	Third Amended and Restated Account Control Agreement dated as of January 25, 2006 among Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc., Pokagon Band of Potawatomi Indians and U.S. Bank National Association (without exhibits). (Incorporated herein by reference to Exhibit 10.173 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.77	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

Exhibits	Description

10.78	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.79	First Amended and Restated Security Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.176 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.80	First Amended and Restated Lakes Working Capital Advance Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.177 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.81	First Amended and Restated Lakes Minimum Payments Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.178 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.82	Third Amended and Restated Non-Gaming Land Acquisition Line of Credit Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.179 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.83	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.84	Third Amended and Restated Indemnity Agreement by and between Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.181 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.85	Second Amended and Restated Unlimited Guaranty by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.182 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.86	Second Amended and Restated Assignment and Assumption Agreement by and among Lakes Entertainment, Inc., Lakes Gaming and Resorts, LLC and Pokagon Band of Potawatomi Indians dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.183 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.87	Reaffirmation of Guaranties and Mortgages by and among Pokagon Properties, LLC, Filbert Land Development, LLC and Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.184 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)
10.88	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.89	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)
10.90	Settlement Agreement executed as of March 17, 2006 and dated as of March 15, 2006 between Lakes Entertainment, Inc. and Deephaven Capital Management LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2006.)
10.91	Letter of Settlement dated March 11 and 17, 2006 but effective as of April 3, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.92	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and the Kickapoo Traditional Tribe of Texas. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)

Exhibits	Description

10.93	Letter Agreement dated April 6, 2006 between Lakes Entertainment, Inc. and Kevin M. Kean. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 7, 2006.)
10.94	Purchase Agreement dated as of June 15, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Pokagon Properties, LLC, Filbert Land Development, LLC and Banc of America Securities LLC. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.95	Notes Dominion Account Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, Pokagon Gaming Authority, U.S. Bank National Association and Fifth Third Bank. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.96	Security Agreement Acknowledgment dated as of June 22, 2006 between Lakes Gaming of Michigan, LLC and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.97	Intercreditor and Subordination Agreement dated as of June 22, 2006 among Great Lakes Gaming of Michigan, LLC, U.S. Bank National Association, as Trustee, and U.S. Bank National Association, as Collateral Agent. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.98	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.99	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.100	Assignment and Assumption Agreement dated May 25, 2006 among Pokagon Band of Potawatomi Indians, Pokagon Gaming Authority, Great Lakes Gaming of Michigan, LLC, Lakes Entertainment, Inc. f/k/a Lakes Gaming, Inc, Lakes Gaming and Resorts, LLC, Pokagon Properties, LLC and Filbert Land Development, LLC. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.101	Release and Indemnification Agreement dated as of June 22, 2006 among Lakes Entertainment, Inc., Great Lakes Gaming of Michigan, LLC, Banc of America Securities LLC, Banc of America Leasing & Capital, LLC, Bank of America, N.A., Fifth Third Bank, Wells Fargo Bank Northwest, National Association and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)
10.102	Intercreditor and Subordination Agreement dated as of June 22, 2006 between Great Lakes Gaming of Michigan, LLC and Wells Fargo Bank Northwest, National Association, as FF&E Agent. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K/A filed with the Commission on October 6, 2006.)
10.103	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.104	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.105	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.106	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

Exhibits	Description

10.107	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.108	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.109	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.110	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.111	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.112	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.113	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.114	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.115	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.116	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.117	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.118	Paying Agency Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.16 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.119	Deposit Account Control Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.17 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)
10.120	Employment Agreement dated March 5, 2005 by and between Lakes Entertainment, Inc. and Mark Sicilia.(Incorporated by reference to Exhibit 10.226 to Lakes’ Report on Form 10-K for the year ended December 31, 2006).*
10.121	Second Amendment dated January 23, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2007.)
10.122	May 4, 2007 Letter Agreement between Lakes Entertainment, Inc. and PLKS Holdings, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 10, 2007.)

Exhibits	Description

10.123	Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)
10.124	Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.125	Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.126	Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.127	Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.128	Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)
10.129	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*
10.130	Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008)
10.131	Intercreditor and Subordination Agreement, dated as of September 30, 2008, with Bank of Utah, as FF&E agent (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008)
10.132	First Amendment to Intercreditor and Subordination Agreement, dated as of September 30, 2008, with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008)
10.133	Credit Line Agreement dated October 3, 2008 between Lakes Entertainment, Inc. and UBS Financial Services Inc. together with Addendum dated October 3, 2008 and Second Addendum dated September 26, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 9, 2008)
10.134	Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008)
10.135	Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008)
10.136	Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008)
10.137	Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008)
10.138	Auction Rate Securities Rights Agreement dated October 20, 2008, effective November 3, 2008 (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 7, 2008)

Exhibits	Description

10.139	Lakes Entertainment, Inc. Information Statement dated November 17, 2008 (Incorporated by reference to Exhibit 99.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 17, 2008)
10.140	First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*
10.141	First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*
10.142	First Amended By-Laws of Lakes Entertainment, Inc. as of April 13, 2009 (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.)
10.143	Limited Liability Company Agreement of Kansas Gaming Partners LLC dated September 24, 2009 by and between Kansas Gaming Holdings LLC, CVG Kansas Gaming LLC, and Lakes Kansas Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 30, 2009.)
10.144	Development Services and Management Agreement dated September 24, 2009 by and between Chisholm Creek Casino Resort, LLC and Lakes Kansas Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 30, 2009.)
10.145	Joint Funding Arrangement and Development Option for Gaming Facilities in Ohio dated October 28, 2009 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)
10.146	Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)
10.147	Development Services and Management Agreement dated January 5, 2010 between Lakes Tunica Casino Management, LLC and Abston-McKay Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on January 8, 2010.)
10.148	Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)
10.149	First Amendment to Agreement dated April 6, 2010 by and between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 9, 2010)
10.150	Business Termination Agreement dated May 12, 2010 by and between the Iowa Tribe of Oklahoma, Lakes Ioway Consulting, LLC and Lakes Iowa Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 18, 2010)
10.151	Termination Agreement dated July 13, 2010 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 15, 2010)
10.152	First Amendment to Development Services and Management Agreement dated October 20, 2010 between Abston-McKay Ventures, LLC and Lakes Tunica Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 22, 2010)
10.153	Change in Terms Agreement dated October 28, 2010 between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q filed with the Commission on November 10, 2010)
10.154	Settlement Agreement dated March 17, 2011 between Lakes Entertainment, Inc. and Cynthia Bridges , Secretary of the Department of Revenue, State of Louisiana. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2011)

Exhibits	Description

21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 31, 2011.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.
Registrant

By:	/s/ LYLE BERMAN
Name:     Lyle Berman

Title:	Chairman of the Board and
Chief Executive Officer

Dated as of March 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 31, 2011.

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