Form 10-Q
period 2011-04-03
LAKES ENTERTAINMENT INC
filed 2011-05-11
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011
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

As of May 5, 2011, there were 26,405,679 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	April 3, 2011	January 2, 2011
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$31,426	$45,233
Accounts receivable	2,864	1,696
Current portion of notes receivable from Indian casino projects	1,696	2,405
Income tax receivable	929	—
Other	1,370	1,983

Total current assets	38,285	51,317

Property and equipment, net	5,051	5,103

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	31,808	31,192
Notes receivable at fair value	12,122	11,129
Intangible assets, net of accumulated amortization of $24.9 and $22.9 million	13,930	15,873
Land held for development	960	960
Management fee receivable and other	5,884	5,195

Total long-term assets related to Indian casino projects	64,704	64,349

Other assets:
Investment in unconsolidated investees	8,354	2,367
Land held for development	3,470	3,470
Other	40	40

Total other assets	11,864	5,877

Total assets	$119,904	$126,646

Liabilities and shareholders’ equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $1.1 and $1.2 million discount	$1,311	$1,326
Income taxes payable	—	7,822
Accounts payable	625	292
Accrued payroll and related	377	776
Other accrued expenses	543	615

Total current liabilities	2,856	10,831
Long-term contract acquisition costs payable, net of current portion and $2.2 and $2.4 million discount	5,518	5,830

Total liabilities	8,374	16,661

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares;
26,406 and 26,369 common shares issued and outstanding	264	264
Additional paid-in capital	203,313	203,148
Deficit	(92,047)	(93,427)

Total shareholders’ equity	111,530	109,985

Total liabilities and shareholders’ equity	$119,904	$126,646

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Earnings (Loss)

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands, except per share data)

Revenues:
Management fees	$5,835	$6,937
License fees and other	58	17

Total revenues	5,893	6,954

Costs and expenses:
Selling, general and administrative	2,656	3,235
Impairment losses — other	874	2,664
Amortization of intangible assets related to operating casinos	1,943	2,785
Depreciation	57	65

Total costs and expenses	5,530	8,749

Net unrealized gains on notes receivable	862	1,770

Earnings (loss) from operations	1,225	(25)

Other income (expense):
Interest income	1,468	2,247
Interest expense	(321)	(687)
Equity in loss of unconsolidated investees	—	(27)
Other	—	(72)

Total other income (expense), net	1,147	1,461

Earnings before income taxes	2,372	1,436
Income taxes	992	6,123

Net earnings (loss)	$1,380	$(4,687)

Weighted-average common shares outstanding
Basic	26,398	26,361
Dilutive effect of stock options and restrictive stock units	30	—

Diluted	26,428	26,361

Earnings (loss) per share
Basic	$0.05	$(0.18)
Diluted	$0.05	$(0.18)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Three Months Ended
	April 3, 2011	April 4, 2010
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$1,380	$(4,687)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation	57	65
Amortization of debt issuance costs and contract acquisition costs	321	8
Accretion and additions to long-term interest receivable	(684)	(1,165)
Amortization of intangible assets related to operating casinos	1,943	2,785
Net tax benefits related to share-based compensation	—	(406)
Equity in loss of unconsolidated investees	—	27
Share-based compensation	176	179
Net unrealized gains on notes receivable	(742)	(1,770)
Impairment losses — other	874	2,664
Changes in operating assets and liabilities:
Accounts receivable	(1,168)	(1,918)
Other current assets	(512)	(144)
Income taxes receivable and payable	(8,750)	5,881
Accounts payable	314	(70)
Accrued expenses	(478)	210

Net cash provided by (used in) operating activities	(7,269)	1,659

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	—	2,400
Payments to acquire investment in unconsolidated investee	(4,862)	—
Increases in management fee receivable and other long-term assets related to Indian casino projects, net	(670)	(380)
Purchase of property and equipment	(5)	—
Advances on notes receivable	(2,125)	(1,256)
Collection on notes receivable	1,777	1,910
Increase in other long-term assets	(3)	(2)

Net cash provided by (used in) investing activities	(5,888)	2,672

FINANCING ACTIVITIES:
Repayments of lines of credit	—	(2,474)
Proceeds from borrowings	—	808
Net tax benefits related to share-based compensation	—	406
Contract acquisition costs payable	(650)	(750)

Net cash used in financing activities	(650)	(2,010)

Net increase (decrease) in cash and cash equivalents	(13,807)	2,321
Cash and cash equivalents — beginning of period	45,233	3,751

Cash and cash equivalents — end of period	$31,426	$6,072

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

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

Management has evaluated the unaudited consolidated financial statements for subsequent events through the date this Quarterly Report on Form 10-Q was filed with the SEC. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended January 2, 2011, previously filed with the SEC, from which the balance sheet information as of that date is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Certain minor reclassifications to amounts previously reported have been made to conform to the current period presentation, affecting certain components of long-term assets related to Indian casino projects.

2.	New accounting standards

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310) (“ASU 2011-02”). ASU 2011-02 clarifies the guidance on a creditor’s evaluation of whether a concession has been granted to a debtor and whether a debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011. Lakes does not expect the adoption of ASU 2011-02 to have material impact on its consolidated financial statements.

3.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable and contract acquisition costs payable.

For the Company’s cash and cash equivalents, accounts receivable, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of the Company’s notes and interest receivable from the Shingle Springs Tribe and the Iowa Tribe of Oklahoma (Note 5), investment in unconsolidated investees (Note 7), other long-term assets related to Indian casino projects (Note 6) and long-term contract acquisition costs payable (Note 9) are discussed in the referenced notes to the unaudited consolidated financial statements.

Notes receivable from the Jamul Indian Village (the “Jamul Tribe”) are related to a project under development and are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset or liability, including estimated cash flows and valuation metrics. The determination of fair value for these items is described in Note 4.

4.	Fair value measurements

Notes receivable at fair value.  Notes receivable from the Jamul Tribe for a project under development are carried at their estimated fair value of $12.1 million and $11.1 million as of April 3, 2011 and January 2, 2011, respectively. The most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model for notes receivable from the Jamul Tribe for the project under development include:

•	Probability of the casino opening based on the status of critical project milestones and the expected opening date,

•	estimated pre- and post-opening interest rates,

•	contractual interest rate and other terms,

•	yield rates on US Treasury Bills and other financial instruments,

•	the risk/return indicators of equity investments in general,

•	specific risks associated with operating the casino and similar projects, and

•	scenario weighting alternatives.

Changes in the carrying value of notes receivable from the Jamul Tribe is as follows (in thousands):

Balance, January 2, 2011	$11,129
Net unrealized gains on notes receivable	742
Advances, net of allocation to intangible, other	251

Balance, April 3, 2011(unaudited)	$12,122

To value the Company’s notes receivable from Indian tribes for projects under development, the Company utilizes valuation models based on management’s estimates of expected cash flow streams, discount rates, and as applicable, probabilities of casinos opening and the expected opening dates, projected pre- and post-opening date interest rates. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general, and the specific operating risks associated with similar financial instruments. In estimating this discount rate, market data of other public gaming related companies is also considered. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction and in the development phase reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

Land held for development.  Land held for development is measured at estimated fair value on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.

5.	Long-term assets related to Indian casino projects — notes and interest receivable

The majority of the assets related to Indian casino projects are in the form of notes and interest receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the successful development and operating performance of each gaming facility. Repayment of the loans is required only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe; repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting and management fees to Lakes, with the remaining funds distributed to the Indian tribe.

Information with respect to the long-term notes and interest receivable activity is summarized in the following table (in thousands):

	Shingle
	Springs	Jamul	Iowa
	Tribe	Tribe	Tribe	Total

Balance, January 2, 2011	$32,166	$11,129	$1,431	$44,726
Advances, net	1,000	1,125	—	2,125
Repayments	(918)	—	(859)	(1,777)
Accretion and additions to long-term interest receivable	642	—	42	684
Allocation of advances to intangible assets	—	(874)	—	(874)
Unrealized gains	—	742	—	742

Balance, April 3, 2011 (unaudited)	32,890	12,122	614	45,626
Less current portion of notes receivable	(1,082)	—	(614)	(1,696)

Long-term notes and interest receivable, April 3, 2011 (unaudited)	$31,808	$12,122	$—	$43,930

A summary of the activity in the allowance for impaired notes receivable follows (in thousands):

Balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(167)

Balance, April 3, 2011	$20,808

Shingle Springs Tribe.  At April 3, 2011 and January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results, the deferral of principal payments due to insufficient net revenues from which to make these payments and the continued significant economic pressures in the northern California market the property serves, all of which have negatively impacted cash flows for the property. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the preconstruction advances, if any, beginning March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The outstanding principal on the notes receivable from the Shingle Springs Tribe was $67.8 million as of April 3, 2011, which is comprised of $66.7 million related to pre-construction advances and $1.1 million of advances related to the minimum guaranteed monthly payment. The carrying amount of the notes and interest receivable, which is net of unearned discount of $14.6 million and allowance for impairment of $20.8 million, was $32.9 million as of April 3, 2011. The carrying amount of the notes receivable at January 2, 2011 was $32.2 million, which was net of unearned discount of $14.9 million and allowance for impairment of $21.0 million. The carrying amounts represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of April 3, 2011 to be approximately $25.8 million using a discount rate of 23.75% and a remaining estimated term of 118 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 2, 2011, to be approximately $26.6 million using a discount rate of 22.5% and a remaining estimated term of 121 months.

Jamul Tribe.  The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of April 3, 2011	As of January 2, 2011
	(Unaudited)

Face value of note (principal and interest)	$63,056 ($40,762 principal and $22,294 interest)	$61,108 ($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.60%	7.29%
Projected interest rate during the loan repayment term	10.34%	10.19%
Discount rate	19.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

6.	Intangible and other assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe(*)	Total

Balances, January 2, 2011	$10,631	$5,242	$—	$15,873
Allocation of advances	—	—	874	874
Amortization	(1,678)	(265)	—	(1,943)
Impairment losses	—	—	(874)	(874)

Balances, April 3, 2011 (unaudited)	$8,953	$4,977	$—	$13,930

(*)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.9 million related to the intangible assets associated with this project during the three months ended April 3, 2011.

Management fee receivable and other.  Long-term assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $3.8 million and $3.1 million as of April 3, 2011 and January 2, 2011, respectively. In addition, long-term assets as of April 3, 2011 and January 2, 2011 included amounts due from Mr. Kevin M. Kean (Note 9). Financial instruments related to Mr. Kean have a carrying value of $1.7 million and $1.8 million, net of current portion, as of April 3, 2011 and January 2, 2011, respectively. Management estimates the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.5 million as of April 3, 2011 using a discount rate of 17.5%. Management estimated the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.2 million as of January 2, 2011 using a discount rate of 18.0%.

7.	Investment in unconsolidated investees

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the potential development of two casinos in Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At April 3, 2011 and January 2, 2011, Lakes had invested a total of approximately $8.4 million and $2.4 million, respectively, in Rock Ohio Ventures, which is included in the Investment in Unconsolidated Investees in the accompanying consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 13). The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of April 3, 2011 or January 2, 2011, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments.

8.	Debt

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of April 3, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

9.	Contract acquisition costs payable

Pokagon Band.  The Company is obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 2, 2011, the carrying amount of the liability, which approximates fair value, was $0.7 million, net of a discount of $0.1 million. As of April 3, 2011, the remaining carrying amount of the liability, which approximates its estimated fair value, was $0.5 million, net of a discount of $0.1 million. Amounts payable during the next 12 fiscal months totaling $0.4 million, net of related discount, are included in current contract acquisition costs payable as of April 3, 2011.

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

Shingle Springs Tribe.  During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of April 3, 2011 and January 2, 2011, the remaining carrying amount of the liability, which approximates its estimated fair value, was $6.3 million and $6.5 million, net of a $3.3 million and $3.5 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $0.9 million, net of related discount, are included in current contract acquisition costs payable as of April 3, 2011.

10.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, was $0.2 million for each of the three months ended April 3, 2011 and April 4, 2010.

Stock options.  The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. No options were granted during three months ended April 3, 2011 and April 4, 2010.

The following table summarizes Lakes’ stock option activity during the three months ended April 3, 2011 and April 4, 2010 (unaudited):

	Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	—	—
Forfeited/cancelled/expired	(151,667)	—	1,667	3.24

Balance at April 3, 2011(*)	1,879,417	797,982	700,882	2.97

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(98,955)	—	6,355	11.58

Balance at April 4, 2010(**)	1,605,232	462,656	1,131,101	3.46

(*)	Options outstanding do not include 40,004 of outstanding restricted stock units.

(**)	Options outstanding do not include 86,662 of outstanding restricted stock units.

As of April 3, 2011, the options outstanding had a weighted average remaining contractual life of 7.9 years, weighted average exercise price of $2.97 and aggregate intrinsic value of $0.5 million. The options exercisable have a weighted average exercise price of $3.46, a weighted average remaining contractual life of 6.4 years and aggregate intrinsic value of zero as of April 3, 2011.

There were no options exercised during the three months ended April 3, 2011 and April 4, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $1.2 million, as of April 3, 2011, which is expected to be recognized over a weighted-average period of 2.5 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months ended April 3, 2011 and April 4, 2010 (unaudited):

		Weighted-Average
	Restricted	Grant-Date
Non-vested Shares:	Stock Units	Fair Value

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25

Balance at April 3, 2011	40,004	3.25

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at April 4, 2010	86,662	3.25

During the three months ended April 3, 2011, 36,302 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. As of April 3,

2011, Lakes’ unrecognized share-based compensation was approximately $0.1 million related to non-vested shares, which is expected to be recognized over a weighted-average of 0.8 years.

11.	Earnings (loss) per share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,171,617 and 1,605,232 shares for the three months ended April 3, 2011 and April 4, 2010, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

12.	Income taxes

The Company’s effective tax rate was 42% for the three months ended April 3, 2011. As of April 3, 2011, the Company continues to provide a 100% valuation allowance against its deferred tax assets because management has evaluated all available evidence and has determined that cumulative net losses generated over the past three years outweigh existing positive evidence.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a settlement agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment related to a tax litigation matter (“Settlement Agreement”). In return, the Louisiana Department of Revenue agreed to dismiss the suit and discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable included $9.0 million related to this Settlement Agreement. The Company issued the $9.0 million payment to the Louisiana Department of Revenue during the three months ended April 3, 2011.

The liability for uncertain tax positions related to the litigation with the Louisiana Department of Revenue, was considered an unrecognized tax benefit at January 2, 2011. A reconciliation of the unrecognized tax benefits for the three months ended April 3, 2011 is as follows:

Balance at January 2, 2011	$8,000
Settlement(*)	(8,000)

Balance at April 3, 2011	$—

(*)	Of the $9.0 million Settlement Agreement discussed above, $8.0 million relates to taxes and $1.0 million relates to fees.

13.	Commitments and contingencies

General.  The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC.  Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.4 million and during the three months ended April 3, 2011, Lakes contributed an additional $6.0 million. Therefore, as of April 3, 2011, Lakes has contributed approximately $8.4 million as required as of that date (Note 7). If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations, and all equity funded in excess of the initial $2.4 million would be subject to a buy-out amount equal to the price paid for the subsequent equity funding.

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

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties in Mississippi and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated

Three months ended April 3, 2011
Revenue	$5.8	$—	$0.1	$5.9
Impairment losses — other	0.9	—	—	0.9
Earnings (loss) from operations	3.7	—	(2.5)	1.2
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	1.9	—	—	1.9
Three months ended April 4, 2010
Revenue	$6.9	$—	$0.1	$7.0
Impairment losses — other	2.7	—	—	2.7
Earnings (loss) from operations	2.4	—	(2.4)	—
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8
As of April 3, 2011
Total assets	$69.5	$11.7	$38.7	$119.9
Investment in unconsolidated investees	—	8.4	—	8.4
As of January 2, 2011
Total assets	$68.7	$6.9	$51.0	$126.6
Investment in unconsolidated investees	—	2.4	—	2.4

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We currently have development and management or financing agreements with three separate tribes for casino operations in Michigan and California for a total of three separate casino projects as follows:

•	We developed, and have a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan near Interstate 94. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines, 68 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project and we will continue to monitor the status of this project.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•	In October 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. As of April 3, 2011, Lakes has contributed approximately $8.4 million to Rock Ohio Ventures. Lakes expects to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.4 million payment is to the total amount funded to develop casino operations, and all equity funded in excess of the initial $2.4 million would be subject to a buy-out amount equal to the price paid for the subsequent equity funding.

•	We have received various regulatory approvals to develop a casino on approximately 400 acres near Vicksburg, Mississippi. However, uncertainty exists surrounding the development of this project due primarily to changes in the economic environment and credit markets. As a result, the assets associated with the Vicksburg project are recorded at their estimated fair value of $3.3 million as of April 3, 2011.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 3, 2011.

Three months ended April 3, 2011, compared to the three months ended April 4, 2010

Revenues.  Total revenues were $5.9 million for the first quarter of 2011 compared to $7.0 million for the first quarter of 2010. This decline was due to the elimination of management fees from the Cimarron Casino project, as a result of the termination agreement between Lakes and the Iowa Tribe of Oklahoma (“Iowa Tribe”) in May 2010, as well as a decline in management fees associated with the Red Hawk Casino compared to the first quarter of 2010. The decline was partially offset by an increase in management fees earned from the Four Winds Casino Resort during the first quarter of 2011 compared to the first quarter of 2010. Revenues in fiscal 2011 will be impacted by the anticipated lower management fees from the Red Hawk Casino due to the continued significant economic pressures in the northern California market the property serves.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $2.7 million in the first quarter of 2011 compared to $3.2 million for the first quarter of 2010. For the first quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million, including share-based compensation, travel expenses of $0.4 million, and professional fees of $0.5 million. The decrease was primarily due to decreases in payroll and related expenses and travel expenses. For the first quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.8 million, including share-based compensation, travel expenses of $0.5 million, and professional fees of $0.5 million.

Impairment losses-other.  Impairment losses-other were $0.9 million in the first quarter of 2011 compared to $2.7 million in the first quarter of 2010. Due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets, we recognized impairment losses of $0.9 million in the first quarter of 2011 and $0.6 million during the first quarter of 2010. Impairment losses for the first quarter of 2010 also included $2.1 million related to the termination agreement with the Iowa Tribe.

Amortization of intangible assets related to operating casinos.  Amortization of intangible assets related to operating casinos for the first quarter of 2011 was $1.9 million compared to $2.8 million for the first quarter of 2010. The decrease in amortization costs related to the partial impairment of intangible assets associated with the Shingle Springs Tribe during the fourth quarter of 2010.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate primarily to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first quarter of 2011, we reported net unrealized gains on notes receivable of $0.9 million, compared to net unrealized gains of $1.8 million in the prior year period. The net unrealized gains in the first quarter of 2011 primarily related to the Jamul Casino project due to improvements in the credit markets. The net unrealized gains in the first quarter of 2010 consisted of $0.9 million resulting from the termination of the project for the Ioway Casino with the Iowa Tribe of Oklahoma, and $0.9 million related to the Jamul Casino project due primarily to improvements in the credit markets.

Other income (expense), net.  Other income (expense), net was $1.1 million for the first quarter of 2011 compared to $1.5 million for the first quarter of 2010 which is primarily associated with interest earned on the notes receivable from the Shingle Springs Tribe.

Income Taxes.  The income tax provision for the first quarter of 2010 was $1.0 million compared to $6.1 million for the first quarter of 2010. Our effective tax rates were 42% and 426% for the first quarter of 2011 and 2010, respectively. For the three months ended April 3, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes. For the three months ended April 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. Lakes’ income tax provision in the current year period consists primarily of current income tax provision of $1.0 million. In the prior period, the income tax provision consisted primarily of current income tax provision of $5.6 million, $0.1 million of interest on a Louisiana tax audit matter and additional paid-in capital adjustment of $0.4 million.

Liquidity and Capital Resources

As of April 3, 2011, we had $31.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months. We currently expect to be able to have or obtain funds necessary to fulfill our potential future capital needs. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of Indian casinos to be adversely affected.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. As of April 3, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

During the three months ended April 3, 2011, Lakes contributed additional capital of approximately $6.0 million to Rock Ohio Ventures resulting in a total investment of $8.4 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to two potential Ohio casinos, Lakes expects to invest additional funds in those projects. As a result we may need to obtain additional financing.

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

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. As of April 3, 2011, $1.1 million was outstanding under this obligation. Lakes advanced $1.0 million and collected payments of $0.9 million under this obligation during the three months ended April 3, 2011. We expect the requirement to advance funds for the minimum guaranteed payment to continue throughout the next twelve months based on the current projected operating results of the property.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At April 3, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. Lakes continues to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on development notes receivable will be deferred through December 2013.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a Settlement Agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment for all taxes, interest and fees relating to a revenue tax litigation matter. In return, the Louisiana Department of Revenue agreed to dismiss the suit and discharge Lakes from all proceedings and liabilities relating to this matter. Lakes made this payment during the three months ended April 3, 2011.

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

Management fee receivable and other.  Other assets primarily consist of amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project in addition to deferred management fees and related interest due from the Shingle Springs Tribe. See Note 17 to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K. Also included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Long-term assets related to Indian Casino projects.  The consolidated balance sheets as of April 3, 2011 (unaudited) and January 2, 2011 include long-term assets related to Indian casino projects of $64.7 million and

$64.3 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	April 3, 2011
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total
	(Unaudited)

Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$31,808	$—	$—	$—	$31,808
Notes receivable at fair value	—	—	12,122	—	—	12,122
Intangible assets related to Indian casino projects	8,953	4,977	—	—	—	13,930
Land held for development	—	—	960	—	—	960
Management fee receivable and other(*)	60	3,836	334	237	1,417	5,884

	$9,013	$40,621	$13,416	$237	$1,417	$64,704

	January 2, 2011
		Shingle
	Pokagon	Springs	Jamul	Iowa
	Band	Tribe	Tribe	Tribe	Other	Total

Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$31,192	$—	$—	$—	$31,192
Notes receivable at fair value	—	—	11,129	—	—	11,129
Intangible assets related to Indian casino projects	10,631	5,242	—	—	—	15,873
Land held for development	—	—	960	—	—	960
Management fee receivable and other(*)	60	3,001	315	257	1,562	5,195

	$10,691	$39,435	$12,404	$257	$1,562	$64,349

(*)	Primarily includes deferred management fees due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $3.7 million and $2.9 million as of April 3, 2011 and January 2, 2011, respectively, and notes receivable from related parties of $1.7 million and $1.8 million, net of current portion, as of April 3, 2011 and January 2, 2011, respectively.

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

Shingle Springs

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of April 3, 2011 and January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. The outstanding principal on the notes receivable from the Shingle Springs Tribe was $67.8 million as of April 3, 2011, which is comprised of $66.7 million related to pre-construction advances and $1.1 million of advances related to the minimum guaranteed monthly payment. The carrying amount of long-term notes and interest receivable, which is net of current portion $1.1 million, unearned discount of $14.6 million and allowance for impairment of $20.8 million, was $31.8 million as of April 3, 2011. The carrying amount of long-term notes and interest receivable at January 2, 2011 was $31.2 million, which was net of current portion of $1.0 million, unearned discount of $14.9 million and allowance for impairment of $21.0 million. The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of April 3, 2011	As of January 2, 2011
	(Unaudited)

Face value of note (principal and interest)	$63,056 ($40,762 principal and $22,294 interest)	$61,108 ($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.60%	7.29%
Projected interest rate during the loan repayment term	10.34%	10.19%
Discount rate	19.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of April 3, 2011 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

Sensitivity Analysis

Estimated fair value of notes receivable	$12,122
5% less probable	10,714
One year delay	10,751
Both 5% less probable and one year delay	9,480
5% increased probability	13,530
One year sooner	13,640
Both 5% increased probability and one year sooner	15,200

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of April 3, 2011 and January 2, 2011 (in thousands).

	April 3,	January 2,
Advances Principal Balance	2011	2011

Note receivable, pre-construction(a)	$39,812	$38,688
Note receivable, land(b)	950	950

	$40,762	$39,638

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of April 3, 2011 and January 2, 2011 (in thousands):

	April 3,	January 2,
	2011	2011

Monthly stipend	$7,129	$6,923
Construction	2,564	2,546
Legal	5,459	5,218
Environmental	3,816	3,603
Design	16,908	16,508
Gaming license	1,239	1,193
Lobbyist	2,697	2,697

	$39,812	$38,688

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

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we managed the Cimarron Casino in Oklahoma from 2006 through May 2010 and have been managing the Four Winds Casino Resort since August of 2007 and the Red Hawk Casino since December of 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

Shingle Springs

Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, the intangible assets were deemed impaired as of January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. No impairment losses were recognized during the quarters ended April 3, 2011 and April 4, 2010.

Jamul Tribe

The primary assumptions included within management’s financial model for the Jamul Casino project are as follows:

	April 3,	January 2,
	2011	2011

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $42.2 million furniture, furnishings and equipment financing as of April 3, 2011 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes is deferring allowed payments of principal on its preconstruction advances, if any, from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

See Note 9 to the unaudited consolidated financial statements for further discussion.

Jamul Tribe

The Jamul Casino project has been significantly delayed due to various political and regulatory issues, including those related to access from State Highway 94 to the proposed casino site. In addition, the California Department of Transportation (“CalTrans”) issued a letter in 2008 to the Jamul Tribe indicating that it would not allow access to a casino operation from State Highway 94. In January 2011, the Jamul Tribe and CalTrans entered into an agreement whereby CalTrans agreed to review and process the Jamul Tribe’s encroachment permit application relating to the access, and provided that if the Jamul Tribe’s application meets certain legal requirements, issue the encroachment permit. The Jamul Tribe is currently performing various environmental and traffic studies necessary for the permit application.

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

Under the current agreement with Mr. Kean, he may elect to serve as a consultant to Lakes during the term of the casino management agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management agreement (but not during any renewal term of such agreement).

Under the current agreement with Mr. Argovitz, if he is found suitable by relevant gaming regulatory authorities he may elect to re- purchase his respective original equity interest in Lakes Kean Argovitz Resorts-California, LLC and then be entitled to obtain a 20% equity interest in such. If he is not found suitable or does not elect to purchase equity interests in Lakes Kean Argovitz Resorts — California, LLC, Mr. Argovitz may elect to receive annual payments of $1 million from the Jamul Casino project from the date of election through the term of the respective casino management agreement (but not during any renewal term of such agreement).

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of April 3, 2011 and January 2, 2011. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	April 3,	January 2,
Critical Milestone	2011	2011

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as April 2016.

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

possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses, and reliance on Lakes’ management. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K for the year ended January 2, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended April 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.	LEGAL PROCEEDINGS

We are involved in various inquiries, administrative proceedings, and litigation relating to various contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon our unaudited consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K, for the year ended January 2, 2011.

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

Dated: May 11, 2011