Form 10-Q
period 2011-07-03
LAKES ENTERTAINMENT INC
filed 2011-08-10
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011
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

As of August 5, 2011, there were 26,405,679 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX

		Page of
		Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS	3
	Consolidated Balance Sheets as of July 3, 2011 (unaudited) and January 2, 2011	3
	Unaudited Consolidated Statements of Earnings (Loss) for the three and six months ended July 3, 2011 and July 4, 2010	4
	Unaudited Consolidated Statements of Cash Flows for the six months ended July 3, 2011 and July 4, 2010	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	31
ITEM 4.	CONTROLS AND PROCEDURES	31

PART II. OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS	32
ITEM 1A.	RISK FACTORS	32
ITEM 6.	EXHIBITS	32
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I.
Financial Information

ITEM 1.	FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	July 3, 2011	January 2, 2011
	(Unaudited)
	(In thousands)

Assets
Current assets:
Cash and cash equivalents	$60,386	$45,233
Accounts receivable	20	1,696
Current portion of notes receivable from Indian casino projects	876	2,405
Other	1,184	1,983

Total current assets	62,466	51,317

Property and equipment, net	4,998	5,103

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	32,583	31,192
Notes receivable at fair value	12,201	11,129
Intangible assets, net of accumulated amortization of $0.5 and $22.9 million	4,713	15,873
Land held for development	960	960
Management fee receivable and other	6,558	5,195

Total long-term assets related to Indian casino projects	57,015	64,349

Other assets:
Investment in unconsolidated investee	8,354	2,367
Land held for development	3,470	3,470
Other	130	40

Total other assets	11,954	5,877

Total assets	$136,433	$126,646

Liabilities and shareholders’ equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $1.0 and $1.2 million discount	$963	$1,326
Income taxes payable	7,545	7,822
Accounts payable	780	292
Accrued payroll and related	433	776
Other accrued expenses	394	615

Total current liabilities	10,115	10,831
Long-term contract acquisition costs payable, net of current portion and $1.9 and $2.4 million discount	5,119	5,830

Total liabilities	15,234	16,661

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares;
26,406 and 26,369 common shares issued and outstanding	264	264
Additional paid-in capital	203,497	203,148
Deficit	(82,562)	(93,427)

Total shareholders’ equity	121,199	109,985

Total liabilities and shareholders’ equity	$136,433	$126,646

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Earnings (Loss)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
	(In thousands, except per share data)

Revenues:
Management fees	$28,085	$4,784	$33,920	$11,721
License fees and other	72	18	130	35

Total revenues	28,157	4,802	34,050	11,756

Costs and expenses:
Selling, general and administrative	2,286	3,253	4,942	6,488
Impairment losses — other	635	707	1,509	3,371
Amortization of intangible assets related to operating casinos	9,217	2,785	11,160	5,570
Depreciation	55	66	112	131

Total costs and expenses	12,193	6,811	17,723	15,560

Net unrealized gains (losses) on notes receivable	(124)	(1,458)	618	312

Earnings (loss) from operations	15,840	(3,467)	16,945	(3,492)

Other income (expense):
Interest income	1,513	1,847	2,981	4,094
Interest expense	(321)	(545)	(642)	(1,232)
Equity in loss of unconsolidated investee	—	(37)	—	(64)
Other	120	560	240	488

Total other income, net	1,312	1,825	2,579	3,286

Earnings (loss) before income taxes	17,152	(1,642)	19,524	(206)
Income taxes (benefit)	7,667	(5,551)	8,659	572

Net earnings (loss)	$9,485	$3,909	$10,865	$(778)

Weighted-average common shares outstanding
Basic	26,406	26,369	26,404	26,367
Dilutive effect of stock options and restrictive stock units	25	57	25	—

Diluted	26,431	26,426	26,429	26,367

Earnings (loss) per share
Basic	$0.36	$0.15	$0.41	$(0.03)
Diluted	$0.36	$0.15	$0.41	$(0.03)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

	Six Months Ended
	July 3, 2011	July 4, 2010
	(In thousands)

OPERATING ACTIVITIES:
Net earnings (loss)	$10,865	$(778)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	112	131
Amortization of debt issuance costs and contract acquisition costs	642	1,073
Accretion and additions to long-term interest receivable	(1,464)	(2,004)
Amortization of intangible assets related to operating casinos	11,160	5,570
Mark to market, trading securities	—	(8)
Net tax benefits related to share-based compensation	—	(406)
Equity in loss of unconsolidated investee	—	64
Share-based compensation	360	288
Net unrealized gains on notes receivable	(618)	(312)
Impairment losses — other	1,509	3,371
Changes in operating assets and liabilities:
Accounts and management fee receivable	356	(1,886)
Other current assets	(326)	87
Income taxes payable	(277)	(1,159)
Accounts payable	247	(20)
Accrued expenses	(553)	7

Net cash provided by operating activities	22,013	4,018

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	—	24,325
Proceeds from divestiture of investment in unconsolidated investees	—	8,333
Payments to acquire investment in unconsolidated investee	(4,862)	(223)
Increases in long-term assets related to Indian casino projects, net	198	247
Purchase of property and equipment	(7)	(3)
Advances on notes receivable	(3,616)	(2,215)
Collection on notes receivable	3,165	4,196
Increase in other long-term assets	(7)	—

Net cash provided by (used in) investing activities	(5,129)	34,660

FINANCING ACTIVITIES:
Repayments of lines of credit	—	(21,340)
Proceeds from borrowings	—	4,994
Net tax benefits related to share-based compensation	—	406
Contract acquisition costs payable	(1,731)	(2,153)

Net cash used in financing activities	(1,731)	(18,093)

Net increase in cash and cash equivalents	15,153	20,585
Cash and cash equivalents — beginning of period	45,233	3,751

Cash and cash equivalents — end of period	$60,386	$24,336

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.	Basis of presentation

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

2.	Buy-Out and Termination Agreement

On June 30, 2011, the Pokagon Band of Potawatomi Indians (“Pokagon Band”) exercised its right to buy out the remaining term of the Third Amended and Restated Management Agreement (“Management Agreement”) between the Band and Great Lakes Gaming of Michigan, LLC, a wholly owned subsidiary of Lakes, for the management of the Four Winds Casino Resort, which was scheduled to expire on August 1, 2012. Pursuant to the Buy-Out and Termination Agreement (“Buy-Out Agreement”), on June 30, 2011, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million and repaid in full all outstanding debt owed by the Pokagon Band to Lakes (which Lakes previously sold to unaffiliated investors). As a result of the previous sale of those receivables, Lakes did not receive any of the proceeds from the Pokagon Band’s repayment of that debt. The Buy-Out Agreement also terminated the Management Agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort. Due to the Buy-Out Agreement, the remaining estimated useful life of intangible assets associated with the Pokagon Band was revised and was determined to be through June 30, 2011 resulting in the intangible assets being fully amortized as of June 30, 2011 and additional amortization expense of $7.3 million during the three months ended July 3, 2011.

3.	New accounting standards

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

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 includes updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. ASU 2011-04 is effective for the first interim or annual reporting period beginning after

December 15, 2011. Lakes does not expect the adoption of ASU 2011-04 to have material impact on its consolidated financial statements.

4.	Financial instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, notes receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable and contract acquisition costs payable.

For the Company’s cash and cash equivalents, accounts receivable, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments. The methods used in estimating the fair value of the Company’s notes and interest receivable from the Shingle Springs Tribe and the Iowa Tribe of Oklahoma (Note 6), investment in unconsolidated investee (Note 8), other long-term assets related to Indian casino projects (Note 7) and long-term contract acquisition costs payable (Note 10) are discussed in the referenced notes to the unaudited consolidated financial statements.

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

Notes receivable at fair value.  Notes receivable from the Jamul Tribe for a project under development are carried at their estimated fair value of $12.2 million and $11.1 million as of July 3, 2011 and January 2, 2011, respectively. The most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model for notes receivable from the Jamul Tribe for the project under development include:

•	Probability of the casino opening based on the status of critical project milestones and the expected opening date,

•	estimated pre- and post-opening interest rates,

•	contractual interest rate and other terms,

•	yield rates on US Treasury Bills and other financial instruments,

•	the risk/return indicators of equity investments in general,

•	specific risks associated with operating the casino and similar projects, and

•	scenario weighting alternatives.

Changes in the carrying value of notes receivable from the Jamul Tribe is as follows (in thousands):

Balance, January 2, 2011	$11,129
Net unrealized gains on notes receivable	618
Advances	2,053
Allocation of advances to intangible asset	(1,599)

Balance, July 3, 2011(unaudited)	$12,201

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

6.	Long-term assets related to Indian casino projects — Notes and interest receivable and Notes receivable at fair value

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

Information with respect to the notes and interest receivable at July 3, 2011 is summarized in the following table (in thousands):

	Shingle
	Springs	Iowa
	Tribe	Tribe	Total

Pre-construction advances	$66,720	$70	$66,790
Minimum guarantee payment advances	806	—	806
Interest receivable	704	—	704
Unearned discount	(14,300)	—	(14,300)
Allowance for impaired notes receivable	(20,541)	—	(20,541)

Total notes and interest receivable, net of allowance	33,389	70	33,459
Less current portion of notes receivable	(806)	(70)	(876)

Long-term notes and interest receivable, net of current portion and allowance	$32,583	$—	$32,583

Information with respect to the notes and interest receivable at January 2, 2011 is summarized in the following table (in thousands):

	Shingle
	Springs	Iowa
	Tribe	Tribe	Total

Pre-construction advances	$66,720	$1,431	$68,151
Minimum guarantee payment advances	1,000	—	1,000
Interest receivable	335	—	335
Unearned discount	(14,914)	—	(14,914)
Allowance for impaired notes receivable	(20,975)	—	(20,975)

Total notes and interest receivable, net of allowance	32,166	1,431	33,597
Less current portion of notes receivable	(974)	(1,431)	(2,405)

Long-term notes and interest receivable, net of current portion and allowance	$31,192	$—	$31,192

A summary of the activity in the allowance for impaired notes receivable follows (in thousands):

Balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(434)

Balance, July 3, 2011	$20,541

Shingle Springs Tribe.  At July 3, 2011 and January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results, the deferral of principal payments due to insufficient net revenues from which to make these payments and the continued significant economic pressures in the northern California market the property serves, all of which have negatively impacted cash flows for the property. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the preconstruction advances, if any, beginning March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The notes and interest receivable carrying amounts at July 3, 2011 and January 2, 2011 represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. As of July 3, 2011, $0.8 million was outstanding under this obligation. Lakes advanced $1.6 million and collected payments of $1.8 million under this obligation during the six months ended July 3, 2011.

Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of July 3, 2011 to be approximately $26.2 million using a discount rate of 23.75% and a remaining estimated term of 115 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 2, 2011, to be approximately $26.6 million using a discount rate of 22.5% and a remaining estimated term of 121 months.

Jamul Tribe.  Notes receivable from the Jamul Tribe for a project under development are carried at their estimated fair value of $12.2 million and $11.1 million as of July 3, 2011 and January 2, 2011, respectively. The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of July 3, 2011	As of January 2, 2011
	(Unaudited)

Face value of note (principal and interest)	$64,830	$61,108
	($41,691 principal and $23,139 interest)	($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.17%	7.29%
Projected interest rate during the loan repayment term	10.37%	10.19%
Discount rate	19.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

7.	Intangible and other assets related to Indian casino projects

Intangible assets.  Intangible assets consist of costs associated with the acquisition of the management, development, consulting or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

		Shingle
	Pokagon	Springs	Jamul
	Band(*)	Tribe	Tribe(**)	Total

Balances, January 2, 2011	$10,631	$5,242	$—	$15,873
Allocation of advances	—	—	1,599	1,599
Amortization	(10,631)	(529)	—	(11,160)
Impairment losses	—	—	(1,599)	(1,599)

Balances, July 3, 2011 (unaudited)	$—	$4,713	$—	$4,713

(*)	Due to the Buy-Out Agreement, the remaining estimated useful life of intangible assets associated with the Pokagon Band was revised and was determined to be through June 30, 2011 resulting in the intangible assets being fully amortized as of June 30, 2011.

(**)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment of $0.7 million and $1.6 million related to the intangible assets associated with this project during the three and six months ended July 3, 2011, respectively.

Management fee receivable and other.  Long-term assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $4.4 million and $3.1 million as of July 3, 2011 and January 2, 2011, respectively. As defined in the management and development agreement with the Shingle Spring Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient. In addition, long-term assets included amounts due from Mr. Kevin M. Kean (Note 10). Financial instruments related to Mr. Kean have a carrying value of $1.5 million and $1.8 million, net of current portion, as of July 3, 2011 and January 2, 2011, respectively. Management estimates the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.9 million as of July 3, 2011 using a discount rate of 17.5%. Management estimated the fair value of these financial instruments related to Mr. Kean and the Shingle Springs Tribe to be $4.2 million as of January 2, 2011 using a discount rate of 18.0%.

8.	Investment in unconsolidated investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the potential casino developments in Cincinnati and Cleveland, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At July 3, 2011 and January 2, 2011, Lakes had invested a total of approximately $8.4 million and $2.4 million, respectively, in Rock Ohio Ventures, which is included in the Investment in Unconsolidated Investee in the accompanying consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the potential casinos in Ohio in return for a corresponding equity interest in those casinos (Note 14). The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of July 3, 2011 or January 2, 2011, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments. During August 2011, Lakes made an additional capital contribution of approximately $7.4 million (Note 16).

9.	Debt

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of July 3, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

10.	Contract acquisition costs payable

Pokagon Band.  The Company was obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 2, 2011, the carrying amount of the liability, which approximates fair value, was $0.7 million, net of a discount of $0.1 million. Due to the Buy-out Agreement with the Pokagon Band and terms in the agreement with the unrelated third party, the Company made a final payment of $0.4 million on the obligation at a 9% discount. No additional amounts are owed under this obligation as of July 3, 2011.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the obligation discussed above from the unrelated third party. The Partnership received approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. The Partnership received a final payment of $0.4 million during the three months ended July 3, 2011 which represented the remaining obligation at a 9% discount. Lyle Berman, Lakes’ Chairman and Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

Shingle Springs Tribe.  During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of July 3, 2011 and January 2, 2011, the remaining carrying amount of the liability, which approximates its estimated fair value, was $6.1 million and $6.5 million, net of a $2.9 million and $3.5 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.0 million, net of related discount, are included in current contract acquisition costs payable as of July 3, 2011.

11.	Share-based compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and six months ended July 3, 2011 and July 4, 2010, respectively, were as follows (unaudited):

	Three Months Ended		Six Months Ended
	July 3,	July 4,	July 3,	July 4,
	2011	2010	2011	2010
	(In thousands)

Total cost of share-based payment plans	$183	$109	$360	$288

Stock options.  The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. No options were granted during the three and six months ended July 3, 2011 and July 4, 2010.

The following table summarizes Lakes’ stock option activity during the three months ended July 3, 2011 and July 4, 2010 (unaudited):

	Number of Common Shares
				Weighted-Avg.
	Options		Available	Exercise
	Outstanding	Exercisable	for Grant	Price

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	1,667	3.25
Forfeited/cancelled/expired	(313,946)	—	155,996	3.19

Balance at July 3, 2011(*)	1,717,138	683,620	856,878	2.95

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(103,105)	—	10,505	11.24

Balance at July 4, 2010 (**)	1,601,082	462,656	1,135,251	3.46

(*)	Options outstanding do not include 38,337 of outstanding restricted stock units.

(**)	Options outstanding do not include 86,662 of outstanding restricted stock units.

As of July 3, 2011, the options outstanding had a weighted average remaining contractual life of 7.6 years, weighted average exercise price of $2.95 and aggregate intrinsic value of $0.2 million. The options exercisable have a weighted average exercise price of $3.47, a weighted average remaining contractual life of 5.8 years and aggregate intrinsic value of zero as of July 3, 2011.

There were no options exercised during the three and six months ended July 3, 2011 and July 4, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $1.0 million, as of July 3, 2011, which is expected to be recognized over a weighted-average period of 2.3 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units.  The following table summarizes Lakes’ restricted stock unit activity during the three months ended July 3, 2011 and July 4, 2010 (unaudited):

		Weighted-Average
	Restricted	Grant-Date
Non-vested Shares:	Stock Units	Fair Value

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25

Balance at July 3, 2011	38,337	3.25

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at July 4, 2010	86,662	3.25

During the six months ended July 3, 2011, 36,302 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. As of July 3, 2011, Lakes’ unrecognized share-based compensation was approximately $0.1 million related to non-vested restricted stock units, which is expected to be recognized over a weighted-average of 0.6 years.

12.	Earnings (loss) per share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,717,138 for the three and six months ended July 3, 2011 and 1,601,082 for the three and six months ended July 4, 2010, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

13.	Income taxes

The Company’s effective tax rate was 44% for the six months ended July 3, 2011. Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. As of July 3, 2011, the Company continues to provide a 100% valuation allowance against its deferred tax assets because management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a settlement agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment related to a tax litigation matter (“Settlement Agreement”). In return, the Louisiana Department of Revenue agreed to dismiss the suit and discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable included $9.0 million related to this Settlement Agreement. The Company issued the $9.0 million payment to the Louisiana Department of Revenue during the six months ended July 3, 2011.

14.	Commitments and contingencies

General.  The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casino Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC.  Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.8 million. As of July 3, 2011, Lakes has contributed approximately $8.4 million as required as of that date (Note 8). If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.8 million payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million would be subject to a buy-out amount equal to the price paid. During August 2011, Lakes made an additional capital contribution of approximately $7.4 million (Note 16).

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

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated

Three months ended July 3, 2011
Revenue	$28.1	$—	$0.1	$28.2
Impairment losses — other	0.6	—	—	0.6
Earnings (loss) from operations	18.1	—	(2.3)	15.8
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	9.2	—	—	9.2
Three months ended July 4, 2010
Revenue	$4.8	$—	$—	$4.8
Impairment losses — other	0.7	—	—	0.7
Earnings (loss) from operations	0.6	—	(4.1)	(3.5)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8
Six months ended July 3, 2011
Revenue	$33.9	$—	$0.1	$34.0
Impairment losses — other	1.5	—	—	1.5
Earnings (loss) from operations	21.8	—	(4.9)	16.9
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	11.2	—	—	11.2
Six months ended July 4, 2010
Revenue	$11.7	$—	$0.1	$11.8
Impairment losses — other	3.4	—	—	3.4
Earnings (loss) from operations	3.0	—	(6.5)	(3.5)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	5.6	—	—	5.6
As of July 3, 2011
Total assets	$58.1	$11.6	$66.7	$136.4
Investment in unconsolidated investees	—	8.4	—	8.4
As of January 2, 2011
Total assets	$68.7	$6.9	$51.0	$126.6
Investment in unconsolidated investees	—	2.4	—	2.4

16.	Subsequent events

During July 2011, Lakes entered into a program to locate a buyer for the land held for development in Vicksburg, Mississippi. As of January 2, 2011 and July 3, 2011, the land held for development was carried at its estimated fair value of $3.3 million on the consolidated balance sheets. Subsequent to the quarter ended July 3, 2011, the land held for development in Vicksburg, Mississippi will be classified as Assets held for sale on the consolidated balance sheet and recognized at the lower of its carrying value of $3.3 million or fair value less cost to sell. At the date this Quarterly Report on Form 10-Q was filed with the SEC, Lakes was unable to estimate the financial effect on the consolidated financial statements, if any.

On August 4, 2011, Lakes contributed additional capital of approximately $7.4 million to Rock Ohio Ventures (Note 8 and 14).

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. We have development and management or financing agreements as follows:

•	We developed, and had a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (“Pokagon Band”) in New Buffalo Township, Michigan. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, 64 table games, a 12-table poker room, a 165-room hotel, five restaurants, three bars, a child care facility and arcade, retail space and a parking garage. On June 30, 2011, we entered into a Buy-out and Termination Agreement (“Buy-out Agreement”) with the Pokagon Band for the Third Amended and Restated Management Agreement (“Management Agreement”) for the Four Winds Casino Resort, which was scheduled to expire in August 2012. The buy-out of the Management Agreement was provided for in the original five-year Management Agreement. The Buy-Out and Termination Agreement also terminated the Management Agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort.

•	We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,150 slot machines, 68 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, a child care facility and arcade.

•	We have contracts to develop and finance a casino to be built on the reservation of the Jamul Indian Village (the “Jamul Tribe”) located on State Highway 94, approximately 20 miles east of San Diego, California (the “Jamul Casino”). This project has been delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming. We have concluded that it is not currently in our best interest to terminate our involvement with the Jamul Casino project and we will continue to monitor the status of this project.

We have also explored, and continue to explore, other casino development projects. In October 2009, we entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. As of July 3, 2011, we have contributed approximately $8.4 million to Rock Ohio Ventures. We expect to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.8 million payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million would be subject to a buy-out amount equal to the price paid .

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended July 3, 2011.

Three months ended July 3, 2011, compared to the three months ended July 4, 2010

Revenues.  Total revenues were $28.2 million for the second quarter of 2011 compared to $4.8 million for the second quarter of 2010. Contributing to the increase in revenues for the three months ended July 3, 2011 was the buy-out of the management agreement for the Four Winds Casino Resort. Under the Buy-Out and Termination Agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012. The increase was partially offset by a decrease in management fees due to the elimination of management fees from the Cimarron Casino project, as a result of the termination agreement between Lakes and the Iowa Tribe of Oklahoma (“Iowa Tribe”) in May 2010, as well as a decline in management fees associated with the Red Hawk Casino compared to the first quarter of 2010.

As a result of the buy-out of the management agreement for the Four Winds Casino Resort, Lakes’ consolidated statement of earnings (loss) will not include management fee revenues related to the Four Winds Casino Resort subsequent to June 30, 2011. Revenues in fiscal 2011 are expected be impacted by the anticipated lower management fees from the Red Hawk Casino due to the continued significant economic pressures in the northern California market the property serves.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $2.3 million in the second quarter of 2011 compared to $3.3 million for the second quarter of 2010. The decline in selling, general and administrative costs in the second quarter of 2011 compared to the second quarter of 2010 resulted primarily from decreases in payroll and related expenses, travel expenses and professional fees. For the second quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million, including share-based compensation, travel expenses of $0.4 million, and professional fees of $0.3 million. For the second quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.7 million, including share-based compensation, travel expenses of $0.6 million, and professional fees of $0.5 million.

Impairment losses-other.  Impairment losses-other were $0.6 million in the second quarter of 2011 compared to $0.7 million in the second quarter of 2010. Impairment losses — other are primarily due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets.

Amortization of intangible assets related to operating casinos.  Amortization of intangible assets related to operating casinos for the second quarter of 2011 was $9.2 million compared to $2.8 million for the second quarter of 2010. The increase in amortization costs primarily relates to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011. As a result of the Buy-Out and Termination Agreement, Lakes evaluated the useful life of the intangible assets associated with the Pokagon Band during the second quarter of 2011 and determined that the useful life would be through June 30, 2011. Therefore, intangible assets associated with the Pokagon Band were fully amortized as of June 30, 2011.

Net unrealized losses on notes receivable.  Net unrealized losses on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the second quarter of 2011, we reported net unrealized losses on notes receivable of $0.1 million, compared to net unrealized losses of $1.5 million in the prior year period. The net unrealized losses in the second quarter of 2011 and 2010 related to the Jamul Casino project due primarily to ongoing issues in the credit markets.

Other income (expense), net.  Other income (expense), net was $1.3 million for the second quarter of 2011 compared to $1.8 million for the second quarter of 2010. Other income (expense), net primarily consists of interest earned on the notes receivable from the Shingle Springs Tribe, a significant portion of which relates to non-cash interest income.

Income taxes.  The income tax provision for the second quarter of 2011 was $7.7 million compared to a tax benefit of $5.6 million for the second quarter of 2010. Our effective tax rates were 45% and 338% for the second quarter of 2011 and 2010, respectively. For the three months ended July 3, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and additional valuation allowance recorded due to projected

2011 timing differences. For the three months ended July 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes, discrete items recognized and additional valuation allowance recorded due to projected 2010 timing differences. Lakes’ income tax provision in the current year period consists primarily of current income tax provision of $6.9 million and additional valuation allowance of $0.8 million. In the prior period, the income tax benefit consisted primarily of current income tax benefit of $5.7 million.

Six months ended July 3, 2011, compared to the six months ended July 4, 2010

Revenues.  Total revenues were $34.1 million for the six months ended July 3, 2011 compared to $11.8 million for the six months ended July 4, 2010. Contributing to the increase in revenues for the three months ended July 3, 2011 was the buy-out of the management agreement for the Four Winds Casino Resort. Under the Buy-Out and Termination Agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012. The increase was partially offset by the elimination of management fees from the Cimarron Casino project, as a result of the termination agreement between Lakes and the Iowa Tribe of Oklahoma (“Iowa Tribe”) in May 2010, as well as a decline in management fees associated with the Red Hawk Casino compared to the six months ended July 4, 2010.

As a result of the buy-out of the management agreement for the Four Winds Casino Resort, Lakes’ consolidated statement of earnings (loss) will not include management fee revenues related to the Four Winds Casino Resort subsequent to June 30, 2011. Revenues in fiscal 2011 will be impacted by the anticipated lower management fees from the Red Hawk Casino due to the continued significant economic pressures in the northern California market the property serves.

Selling, general and administrative expenses.  Selling, general and administrative expenses were $4.9 million in the six months ended July 3, 2011 compared to $6.5 million in the prior year period. The decline in selling, general and administrative costs in the current year period compared to the prior year period resulted primarily from decreases in payroll and related expenses, travel expenses and professional fees. For the first six months of fiscal 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.6 million, including share-based compensation, travel expenses of $0.8 million, and professional fees of $0.8 million. For the first six months of fiscal 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.6 million, including share-based compensation, travel expenses of $1.2 million, and professional fees of $1.0 million.

Impairment losses-other.  Impairment losses-other were $1.5 million in the six months ended July 3, 2011 compared to $3.4 million in the six months ended July 4, 2010. Due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets, we recognized impairment losses of $1.6 million in the current year period and $1.3 million during the prior year period. In addition, due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment losses of $2.1 million were recognized during the first six months of 2010 in connection with land and intangible assets related to the Ioway Casino Project.

Amortization of intangible assets related to operating casinos.  Amortization of intangible assets related to operating casinos for the six months ended July 3, 2011 was $11.2 million compared to $5.6 million for the prior year period. The increase in amortization costs primarily relates to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011. As a result of the Buy-Out and Termination Agreement, Lakes evaluated the useful life of the intangible assets associated with the Pokagon Band during the second quarter of 2011 and determined that the useful life would be through June 30, 2011. Therefore, intangible assets associated with the Pokagon Band were fully amortized as of June 30, 2011.

Net unrealized gains on notes receivable.  Net unrealized gains on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first six months of 2011, we reported net unrealized gains on notes receivable of $0.6 million, compared to net unrealized gains of $0.3 million in the prior year period. The net unrealized gains in the current year period related to the Jamul Casino project due to improvements in the credit markets. The net unrealized gains in the first six months of 2010 consisted of $0.9 million resulting from the termination of the project for the Ioway Casino with the Iowa Tribe of Oklahoma, which is offset by unrealized losses of $0.6 million related to the Jamul Casino project due primarily with ongoing issues in the credit markets.

Other income (expense), net.  Other income (expense), net was $2.6 million for the six months ended July 3, 2011 compared to $3.3 million for the six months ended July 4, 2010. Other income (expense), net primarily consists of interest earned on the notes receivable from the Shingle Springs Tribe, a significant portion of which relates to non-cash interest income.

Income taxes.  The income tax provision was $8.7 million compared to $0.6 million for the six months ended July 3, 2011 and July 4, 2010, respectively. Our effective tax rates were 44% and (278)% for the six months ended July 3, 2011 and July 4, 2010, respectively. For the six months ended July 3, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and additional valuation allowance recorded due to projected 2011 timing differences. For the six months ended July 4, 2010, the effective tax rate differs from the federal tax rate of 35% primarily due to state income taxes, release of valuation allowance, stock based compensation deductions included in net operating loss carryforwards, and provisions for discrete items. Lakes’ income tax provision in the current year period consists primarily of current income tax provision of $7.8 million and additional valuation allowance of $0.8 million. In the prior period, the income tax provision consisted primarily of current income tax benefit of $0.1 million offset by approximately $0.2 million of interest related to a discrete item and an additional paid-in capital adjustment of $0.4 million.

Liquidity and Capital Resources

As of July 3, 2011, we had $60.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months. We currently expect to have the funds or be able to obtain the financing necessary to fulfill our potential future capital needs. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of Indian casinos to be adversely affected.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. As of July 3, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

During the six months ended July 3, 2011, we contributed additional capital of approximately $6.0 million to Rock Ohio Ventures resulting in a total investment of $8.4 million in Rock Ohio Ventures. On August 4, 2011, we contributed additional capital of approximately $7.4 million to Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to potential casino developments in Cincinnati and Cleveland, we expect to invest additional funds in those projects. As a result we may need to obtain additional financing.

We derive our revenues from the management of the Cimarron Casino, the Four Winds Casino Resort and the Red Hawk Casino. Pursuant to the Buy-Out and Termination Agreement effective June 30, 2011 with the Pokagon Band, we received $24.5 million in management fees during the three months ended July 3, 2011 and we will no longer earn management fees related to the Four Winds Casino Resort. In addition, due to the May 2010 termination agreement with the Iowa Tribe, we will no longer receive management fees for the Cimarron Casino. Our sole remaining management contract is with the Red Hawk Casino and extends through fiscal December 2015.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient. As of July 3, 2011, $0.8 million was outstanding under this obligation. We advanced $1.6 million and collected payments of $1.8 million under this obligation during the six months ended July 3, 2011. We expect the requirement to advance funds for the minimum guaranteed payment to continue throughout the next twelve months based on the current projected operating results of the property. In addition, payment of our management fees, if any, is deferred when operating results are not sufficient.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At July 3, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on development notes receivable will be deferred through December 2013.

While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the contract.

On March 17, 2011, we entered into a Settlement Agreement with the Louisiana Department of Revenue whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment for all taxes, interest and fees relating to a revenue tax litigation matter. In return, the Louisiana Department of Revenue agreed to dismiss the suit and discharge us from all proceedings and liabilities relating to this matter. We made this payment during the three months ended April 3, 2011.

Our forecasted operating cash requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction because the construction of our pending casino projects will depend on the ability of the tribes and/or Lakes or its partners to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition.

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

Long-term assets related to Indian Casino projects.  The consolidated balance sheets as of July 3, 2011 (unaudited) and January 2, 2011 include long-term assets related to Indian casino projects of $57.0 million and $64.3 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	July 3, 2011
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total
	(Unaudited)

Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$32,583	$—	$—	$32,583
Notes receivable at fair value	—	—	12,201	—	12,201
Intangible assets related to Indian casino projects	—	4,713	—	—	4,713
Land held for development	—	—	960	—	960
Management fee receivable and other(*)	60	4,414	556	1,528	6,558

	$60	$41,710	$13,717	$1,528	$57,015

	January 2, 2011
		Shingle
	Pokagon	Springs	Jamul
	Band	Tribe	Tribe	Other	Total

Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$31,192	$—	$—	$31,192
Notes receivable at fair value	—	—	11,129	—	11,129
Intangible assets related to Indian casino projects	10,631	5,242	—	—	15,873
Land held for development	—	—	960	—	960
Management fee receivable and other(*)	60	3,001	315	1,819	5,195

	$10,691	$39,435	$12,404	$1,819	$64,349

(*)	Primarily includes deferred management fees due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $4.4 million and $2.9 million as of July 3, 2011 and January 2, 2011, respectively, and notes receivable from related parties of $1.5 million and $1.8 million, net of current portion, as of July 3, 2011 and January 2, 2011, respectively.

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

Shingle Springs

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of July 3, 2011 and January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. The outstanding principal on the notes receivable from the Shingle Springs Tribe was $67.5 million as of July 3, 2011, which is comprised of $66.7 million related to pre-construction advances and $0.8 million of advances related to the minimum guaranteed monthly payment. The carrying amount of long-term notes and interest receivable, which is net of current portion $0.8 million, unearned discount of $14.3 million and allowance for impairment of $20.5 million, was $32.6 million as of July 3, 2011. The carrying amount of long-term notes and interest receivable at January 2, 2011 was $31.2 million, which was net of current portion of $1.0 million, unearned discount of $14.9 million and allowance for impairment of $21.0 million. The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of July 3, 2011	As of January 2, 2011
	(Unaudited)

Face value of note (principal and interest)	$64,830 ($41,691 principal and $23,139 interest)	$61,108 ($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	7.17%	7.29%
Projected interest rate during the loan repayment term	10.37%	10.19%
Discount rate	19.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of July 3, 2011 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

Sensitivity Analysis

Estimated fair value of notes receivable	$12,201
5% less probable	10,811
One year delay	10,794
Both 5% less probable and one year delay	9,519
5% increased probability	13,650
One year sooner	13,827
Both 5% increased probability and one year sooner	15,406

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of July 3, 2011 and January 2, 2011 (in thousands).

	July 3,	January 2,
Advances Principal Balance	2011	2011

Note receivable, pre-construction(a)	$40,741	$38,688
Note receivable, land(b)	950	950

	$41,691	$39,638

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.

(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of July 3, 2011 and January 2, 2011 (in thousands):

	July 3,	January 2,
	2011	2011

Monthly stipend	$7,284	$6,923
Construction	2,645	2,546
Legal	5,807	5,218
Environmental	3,829	3,603
Design	17,205	16,508
Gaming license	1,274	1,193
Lobbyist	2,697	2,697

	$40,741	$38,688

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

Shingle Springs

Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, the intangible assets were deemed impaired as of January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. No impairment losses were recognized during the three and six months ended July 3, 2011 and July 4, 2010.

Jamul Tribe

The primary assumptions included within management’s financial model for the Jamul Casino project are as follows:

	July 3,	January 2,
	2011	2011

No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Description of each Indian casino project and evaluation of critical milestones:

Pokagon Band

Business arrangement.  On August 2, 2007, the Four Winds Casino Resort in New Buffalo, Michigan opened to the public. During the term of the Management Agreement, we received approximately 24% of net income up to a certain level and 19% of net income over that level, as a management fee. The term of the management contract was five years, which began on August 2, 2007. The NIGC approved the management contract in March 2006.

On June 30, 2011, the Pokagon Band exercised its right to buy out the remaining term of the Management Agreement between the Band and Great Lakes Gaming of Michigan, LLC, a wholly owned subsidiary of Lakes, for the management of the Four Winds Casino Resort, which was scheduled to expire on August 1, 2012. Pursuant to the Buy-Out Agreement, on June 30, 2011, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million and repaid in full all outstanding debt owed by the Pokagon Band to Lakes (which Lakes previously sold to unaffiliated investors). As a result of the previous sale of those receivables, Lakes did not receive any of the proceeds from the Pokagon Band’s repayment of that debt. The Buy-Out Agreement also terminated the Management Agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino.

Shingle Springs

Business arrangement.  On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $38.4 million furniture, furnishings and equipment financing as of July 3, 2011 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes is deferring allowed payments of principal on its preconstruction advances, if any, from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

See Note 10 to the unaudited consolidated financial statements for further discussion.

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

Effective March 30, 2006, Lakes entered into a development financing and services agreement with the Jamul Tribe to assist the Jamul Tribe in developing the Jamul Casino which the Jamul Tribe will manage. As part of that agreement, Lakes agreed to use its best efforts to obtain financing, from which advances will be made to the Jamul Tribe to pay for the design and construction of the Jamul Casino. Under the current development financing and services agreement, Lakes is entitled to receive a flat fee for its development design services, and a flat fee for its construction oversight services, payable evenly over the first five years after the opening date of the Jamul Casino. In connection with Lakes’ financing of the Jamul Casino, the Jamul Tribe is required to pay interest over a ten-year period on sums advanced by Lakes equal to the rate charged to Lakes for obtaining the necessary funds plus five percent. Amounts previously advanced by Lakes to the Jamul Tribe in connection with the Jamul Tribe’s proposed casino resort are included in the development financing and services agreement financing amount. However, as discussed above, this agreement is planned to be modified as the political, regulatory and access issues move closer to resolution. Third party financing may not be available with acceptable terms and if Lakes or the Jamul Tribe is unable to obtain the appropriate amount of financing for this project, the project may not be completed as planned.

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

Under the current agreement with Mr. Kean, he may elect to serve as a consultant to Lakes during the term of a casino management agreement if he is found suitable by relevant gaming regulatory authorities. In such event, Mr. Kean will be entitled to receive annual consulting fees equal to 20% of the management fees received by Lakes from the Jamul Casino operations, less certain costs of operations. If Mr. Kean is not found suitable by relevant gaming regulatory authorities or otherwise elects not to serve as a consultant, he will be entitled to receive annual payments of $1 million from the Jamul Casino project during the term of the respective casino management agreement (but not during any renewal term of such agreement).

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

Our evaluation of the critical milestones.  The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of July 3, 2011 and January 2, 2011. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

	July 3,	January 2,
Critical Milestone	2011	2011

Federal recognition of the tribe	Yes	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.
NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as July 2016.

Recently issued accounting pronouncements

For information related to recently adopted pronouncements see Note 3 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended July 3, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.	EXHIBITS

Exhibits		Description

31.1		Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema Document
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 10, 2011