Form 10-Q
period 2011-10-02
LAKES ENTERTAINMENT INC
filed 2011-11-16
CIK 1071255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 0-24993

LAKES ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 Cheshire Lane, Suite 101
Minnetonka, Minnesota	55305
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

As of November 14, 2011, there were 26,405,679 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM  1. FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	October 2, 2011	January 2, 2011
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$44,296	$45,233
Accounts receivable	12	1,696
Current portion of notes receivable from Indian casino projects	694	2,405
Deposit	2,100	—
Income taxes receivable	1,253	—
Other	940	1,983

Total current assets	49,295	51,317

Property and equipment	8,148	8,014
Accumulated depreciation	(3,050)	(2,911)

Property and equipment, net	5,098	5,103

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	33,575	31,192
Notes receivable at fair value	9,641	11,129
Intangible assets, net of accumulated amortization of $0.8 and $22.9 million	4,448	15,873
Land held for development	960	960
Management fee receivable and other	6,507	5,195

Total long-term assets related to Indian casino projects	55,131	64,349

Other assets:
Investment in unconsolidated investee	15,706	2,367
Land held for development	170	3,470
Land held for sale	3,000	—
Other	454	40

Total other assets	19,330	5,877

Total assets	$128,854	$126,646

Liabilities and shareholders’ equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $1.0 and $1.2 million discount	$1,008	$1,326
Income taxes payable	—	7,822
Accounts payable	325	292
Accrued payroll and related	610	776
Other accrued expenses	606	615

Total current liabilities	2,549	10,831

Long-term contract acquisition costs payable, net of current portion and $1.6 and $2.4 million discount	4,850	5,830

Total liabilities	7,399	16,661

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,406 and 26,369 common shares issued and outstanding	264	264
Additional paid-in capital	203,604	203,148
Deficit	(82,600)	(93,427)

Total Lakes Entertainment, Inc. shareholders’ equity	121,268	109,985
Noncontrolling interest	187	—

Total equity	121,455	109,985

Total liabilities and shareholders’ equity	$128,854	$126,646

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Earnings (Loss)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenues:
Management fees	$222	$8,155	$34,142	$19,876
License fees and other	28	17	158	52

Total revenues	250	8,172	34,300	19,928

Costs and expenses:
Selling, general and administrative	2,537	2,936	7,479	9,425
Loss on convertible note receivable	4,000	—	4,000	—
Impairments and other losses	1,102	632	2,611	4,002
Amortization of intangible assets related to operating casinos	264	2,785	11,424	8,355
Loss on disposal of property and equipment	76	—	76	—
Depreciation	52	65	164	196

Total costs and expenses	8,031	6,418	25,754	21,978

Net unrealized gains (losses) on notes receivable	(2,709)	450	(2,091)	762

Earnings (loss) from operations	(10,490)	2,204	6,455	(1,288)

Other income (expense):
Gain on divestiture of cost method investment	—	23,100	—	23,100
Interest income	1,439	1,682	4,420	5,776
Interest expense	(273)	(446)	(915)	(1,678)
Equity in loss of unconsolidated investee	—	—	—	(64)
Other	119	(508)	359	(20)

Total other income, net	1,285	23,828	3,864	27,114

Earnings (loss) before income taxes	(9,205)	26,032	10,319	25,826
Income taxes (benefit)	(9,149)	10,976	(490)	11,548

Net earnings (loss) including noncontrolling interest	(56)	15,056	10,809	14,278
Net loss attributable to noncontrolling interests	18	—	18	—

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$(38)	$15,056	$10,827	$14,278

Weighted-average common shares outstanding
Basic	26,406	26,369	26,402	26,369
Dilutive effect of restricted stock units	—	57	25	56

Diluted	26,406	26,426	26,427	26,425

Earnings (loss) per share
Basic	$0.00	$0.57	$0.41	$0.54
Diluted	$0.00	$0.57	$0.41	$0.54

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	October 2, 2011	October 3, 2010
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$10,809	$14,278
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation	164	196
Amortization of debt issuance costs and imputed interest on contract acquisition costs	915	1,516
Accretion and additions to long-term interest receivable	(2,203)	(2,752)
Mark to market, trading securities	—	(8)
Amortization of intangible assets related to operating casinos	11,424	8,355
Gain on divestiture of cost method investment	—	(23,100)
Net tax benefits related to share-based compensation	—	(406)
Equity in loss of unconsolidated investee	—	64
Share-based compensation	467	394
Net unrealized (gains) losses on notes receivable	2,091	(762)
Loss on disposal of property and equipment	76	—
Loss on convertible note receivable	4,000	—
Impairments and other losses	2,611	4,002
Changes in operating assets and liabilities:
Accounts and management fee receivable	142	(2,503)
Deposit	(2,100)	—
Other current assets	(72)	123
Deferred income taxes	(338)	—
Income taxes payable / receivable	(9,075)	9,799
Accounts payable and accrued expenses	(158)	(6)

Net cash provided by operating activities	18,753	9,190

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	—	24,325
Proceeds from divestiture of investment in unconsolidated investees	—	33,333
Payments to acquire investment in unconsolidated investee	(12,214)	(223)
Increases in long-term assets related to Indian casino projects, net	264	(714)
Purchase of property and equipment	(236)	(27)
Advances on notes receivable	(5,445)	(3,993)
Advance on convertible note receivable	(4,000)	—
Collection on notes receivable	3,971	5,847
Increase in other long-term assets	(4)	(6)

Net cash provided by (used in) investing activities	(17,664)	58,542

FINANCING ACTIVITIES:
Repayments of lines of credit	—	(23,340)
Proceeds from borrowings	—	4,994
Net tax benefits related to share-based compensation	—	406
Noncontrolling interest member contributions	205	—
Contract acquisition costs payable	(2,231)	(6,638)

Net cash used in financing activities	(2,026)	(24,578)

Net increase (decrease) in cash and cash equivalents	(937)	43,154

Cash and cash equivalents — beginning of period	45,233	3,751

Cash and cash equivalents — end of period	$44,296	$46,905

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1. Basis of Presentation

Interim Condensed Consolidated Financial Statements

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

Certain immaterial reclassifications to amounts previously reported have been made to conform to the current period presentation, affecting certain components of long-term assets related to Indian casino projects.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lakes and its subsidiaries. In addition, as discussed in note 3, Investment in Evitts Resort, LLC and Development Services and Management Agreement, the financial position of Evitts Resort, LLC is consolidated in the Company’s consolidated balance sheet as of October 2, 2011, and its results of operations for the three and nine months ended October 2, 2011 are included in the Company’s consolidated statements of earnings (loss) and cash flows. At October 2, 2011, approximately $2.1 million of the Company’s consolidated total assets related to Evitts Resort, LLC.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are less than 20% owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 8, Investment in Unconsolidated Investee.

2. New Accounting Standards

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310) (“ASU 2011-02”). ASU 2011-02 clarifies the guidance on a creditor’s evaluation of whether a concession has been granted to a debtor and whether a debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011. Lakes adopted ASU 2011-02 on July 4, 2011, which did not have an impact on its consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 includes updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. ASU 2011-04 is effective for the first interim or annual reporting period beginning after December 15, 2011. Lakes does not expect the adoption of ASU 2011-04 to have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), to increase the prominence of other comprehensive income in financial statements. Under this guidance, entities will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity and is effective for the first interim or annual reporting period beginning after December 15, 2011. Lakes does not expect the adoption of ASU 2011-05 to have a material impact on its consolidated financial statements.

3. Investment in Evitts Resort, LLC and Development Services and Management Agreement

On September 22, 2011, Lakes entered into a joint venture with Addy Entertainment, LLC to form Evitts Resort, LLC (“Joint Venture”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (“Commission”) for a video lottery operation license (“License”) in Allegany County, Maryland. The Commission will evaluate applications and award the License to operate a video lottery operation at the Rocky Gap Lodge & Golf Resort in Cumberland, Maryland (“the Resort”). The License has an initial term of 15 years and is expected to be awarded in late 2011. Lakes made an initial investment of approximately $2.1 million (“Initial Investment”) in the Joint Venture which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in the Joint Venture and as a result, the financial position and results of operations of the Joint Venture are included in the Company’s consolidated financial statements as of October 2, 2011. The Initial Investment will be returned by the Commission if the License is not awarded to the Joint Venture. If the Commission awards the License to the Joint Venture, under the Joint Venture agreement, Lakes must invest an additional $7.9 million and will continue to be the majority owner of the Joint Venture. The Joint Venture will be required to raise additional funds to fully finance the development.

Also on September 22, 2011, Lakes entered into a Development Services and Management Agreement (“Maryland Management Agreement”) with the Joint Venture, to develop and manage the gaming facility and existing facilities at the Resort. If the Joint Venture is awarded the License, as compensation for its services under the Maryland Management Agreement, Lakes will receive a monthly fee equal to two percent (2%) of total revenues, plus a monthly incentive fee equal to five percent (5%) of earnings before interest, taxes, depreciation, and amortization (“EBITDA”).

4. Convertible Note Receivable at Fair Value and Development Services and Management Agreement

On August 23, 2011, Lakes Florida Development, LLC, a wholly-owned subsidiary of Lakes, entered into an operating agreement with Dania Entertainment Center, LLC (“DEC”) for the management and redevelopment of the existing Dania Jai Alai fronton in Dania Beach, Florida (“the Casino”). DEC had previously entered into an asset purchase agreement to purchase the Dania Jai Alai fronton from Boyd Gaming Corporation (“Boyd Acquisition”). Lakes made an initial $4.0 million investment in the joint venture via a convertible promissory note which would automatically convert to equity on the closing of the Boyd Acquisition. The principal balance of the note bears interest at a fixed rate of two percent per annum.

On September 22, 2011, a lawsuit was filed by a third party against the city of Dania Beach, Florida alleging that the city of Dania Beach did not follow the proper process for approving the development agreement between DEC and the city of Dania Beach. On October 26, 2011, the Florida legislature introduced legislation proposing to permit full casino resorts in southern Florida. Due to these factors, and in addition to a deterioration of the credit market since entering into the operating agreement, DEC’s ability to obtain financing to close the Boyd Acquisition by the intended date of November 28, 2011 has been hindered. As a result, under the terms of Lakes’

existing agreement with DEC as discussed above, the conversion of the note receivable to equity will likely not occur by November 28, 2011. Therefore, the convertible note receivable was written down to zero as of October 2, 2011 and a loss on convertible note receivable of $4.0 million is included in the accompanying consolidated statement of earnings (loss) for the three and nine months ended October 2, 2011.

Also on August 23, 2011, Lakes Florida Casino Management, LLC, a wholly-owned subsidiary of Lakes, entered into a Development Services and Management Agreement (“Florida Management Agreement”) with DEC, wherein Lakes agrees to perform certain development and management services for the redevelopment and management of the Casino. The Florida Management Agreement may be terminated only upon mutual agreement, upon a material default by Lakes (as that term is defined in the Florida Management Agreement), or if Lakes does not invest an additional $6.0 million and the Boyd Acquisition closes. As compensation for its services under the Florida Management Agreement, for each fiscal year of the Casino’s operation, Lakes would be entitled to compensation equal to a monthly fee in the amount of two percent (2%) of total revenues, plus a monthly incentive fee equal to five (5%) percent of EBITDA. If the Boyd Acquisition does not close, Lakes would not manage the Casino under this agreement.

5. Buy-Out and Termination Agreement

On June 30, 2011, the Pokagon Band of Potawatomi Indians (“Pokagon Band”) exercised its right to buy out the remaining term of the Third Amended and Restated Management Agreement (“Management Agreement”) between the Band and Great Lakes Gaming of Michigan, LLC, a wholly-owned subsidiary of Lakes, for the management of the Four Winds Casino Resort, which was scheduled to expire on August 1, 2012. Pursuant to the Buy-Out and Termination Agreement (“Buy-Out Agreement”), on June 30, 2011, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million and repaid in full all outstanding debt owed by the Pokagon Band to Lakes (which Lakes previously sold to unaffiliated investors). As a result of the previous sale of those receivables, Lakes did not receive any of the proceeds from the Pokagon Band’s repayment of that debt. The Buy-Out Agreement also terminated the Management Agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort. Due to the Buy-Out Agreement, the remaining estimated useful life of intangible assets associated with the Pokagon Band was revised and was determined to be through June 30, 2011 resulting in the intangible assets being fully amortized as of June 30, 2011 and additional amortization expense of $7.3 million during the three months ended July 3, 2011.

6. Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable and Notes Receivable at Fair Value

The majority of the assets related to Indian casino projects are in the form of notes and interest receivable due from the Indian tribes pursuant to the Company’s development, financing, consulting, and management agreements. The repayment terms of the loans are specific to each Indian tribe and are dependent upon the successful development and operating performance of each gaming facility. Repayment of the loans is required only if distributable profits are available from the operation of the related casinos. In addition, repayment of the loans and the development, financing, consulting, and management fees under contracts are subordinated to certain other financial obligations of the respective operations. Generally, the order of priority of payments from the casinos’ cash flows is as follows: a certain minimum monthly priority payment to the Indian tribe; repayment of senior debt associated with construction and equipping of the casino with interest accrued thereon; repayment of various debt with interest accrued thereon due to Lakes; development, financing, consulting, and management fees to Lakes, with the remaining funds distributed to the Indian tribe.

Information with respect to the notes and interest receivable at October 2, 2011 is summarized in the following table (in thousands):

	Shingle Springs Tribe	Iowa Tribe	Total
Pre-construction advances	$66,720	$70	$66,790
Minimum guarantee payment advances	877	—	877
Interest receivable	942	—	942
Unearned discount	(13,994)	—	(13,994)
Allowance for impaired notes receivable	(20,346)	—	(20,346)

Total notes and interest receivable, net of allowance	34,199	70	34,269
Less current portion of notes receivable	(624)	(70)	(694)

Long-term notes and interest receivable, net of current portion and allowance	$33,575	$—	$33,575

Information with respect to the notes and interest receivable at January 2, 2011 is summarized in the following table (in thousands):

	Shingle Springs Tribe	Iowa Tribe	Total
Pre-construction advances	$66,720	$1,431	$68,151
Minimum guarantee payment advances	1,000	—	1,000
Interest receivable	335	—	335
Unearned discount	(14,914)	—	(14,914)
Allowance for impaired notes receivable	(20,975)	—	(20,975)

Total notes and interest receivable, net of allowance	32,166	1,431	33,597
Less current portion of notes receivable	(974)	(1,431)	(2,405)

Long-term notes and interest receivable, net of current portion and allowance	$31,192	$—	$31,192

A summary of the activity in the allowance for impaired notes receivable follows (in thousands):

Balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(629)

Balance, October 2, 2011	$20,346

Shingle Springs Tribe — Red Hawk Casino

At October 2, 2011 and January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the lack of previously expected improvements in operating results, the deferral of principal payments due to insufficient net revenues from which to make these payments, and the continued significant economic pressures in the northern California market the property serves, all of which have negatively impacted cash flows for the property. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the preconstruction advances, if any, from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The notes and interest receivable carrying amounts at October 2, 2011 and January 2, 2011 represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the contract, which expires in December 2015. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. As of October 2, 2011, $0.9 million was outstanding under this obligation, of which $0.6 million is expected to be repaid within twelve months and therefore classified as a current note receivable. Lakes advanced $2.4 million and collected payments of $2.5 million under this obligation during the nine months ended October 2, 2011.

Jamul Tribe

Notes receivable from the Jamul Tribe for a project under development are carried at their estimated fair value of $9.6 million and $11.1 million as of October 2, 2011 and January 2, 2011, respectively. The terms and assumptions used to value Lakes’ notes receivable from the Jamul Tribe at estimated fair value are as follows (dollars in thousands):

	As of October 2, 2011	As of January 2, 2011
	(Unaudited)
Face value of note (principal and interest)	$66,648	$61,108
	($42,642 principal and $24,006 interest)	($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	6.27%	7.29%
Projected interest rate during the loan repayment term	8.43%	10.19%
Discount rate	21.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

7. Intangible and Other Assets Related to Indian Casino Projects

Intangible assets

Intangible assets consist of costs associated with the acquisition of the management, development, consulting, or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

	Pokagon Band(*)	Shingle Springs Tribe(**)	Jamul Tribe(***)	Total
Balances, January 2, 2011	$10,631	$5,242	$—	$15,873
Allocation of advances	—	—	2,401	2,401
Amortization	(10,631)	(794)	—	(11,425)
Impairment losses	—	—	(2,401)	(2,401)

Balances, October 2, 2011 (unaudited)	$—	$4,448	$—	$4,448

(*)	Due to the Buy-Out Agreement, the remaining estimated useful life of intangible assets associated with the Pokagon Band was revised and was determined to be through June 30, 2011 resulting in the intangible assets being fully amortized as of June 30, 2011.
(**)	The intangible asset related to the Shingle Springs Tribe is being amortized through the end of the management contract, which expires in December 2015.
(***)	Due to the continued uncertainty surrounding the Jamul Casino project, Lakes recognized an impairment charge of $0.8 million and $2.4 million related to the intangible assets associated with this project during the three and nine months ended October 2, 2011, respectively. The impairment charge is included in impairments and other losses in the consolidated statement of earnings (loss).

Management fee receivable and other

Long-term assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $4.7 million and $3.1 million as of October 2, 2011 and January 2, 2011, respectively. As defined in the management and development agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient. In addition, long-term assets include amounts due from Mr. Kevin M. Kean (see note 11, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $1.4 million and $1.8 million, net of current portion of $0.5 million as of October 2, 2011 and January 2, 2011.

8. Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the casino development projects in Cincinnati and Cleveland, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At October 2, 2011 and January 2, 2011, Lakes had invested a total of $15.7 million and $2.4 million, respectively, in Rock Ohio Ventures, which is included in Investment in Unconsolidated Investee in the accompanying consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the casinos in Ohio in return for a corresponding equity interest in those casinos (see note 16, Commitments and Contingencies).

9. Land Held for Sale

During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi which was previously being held for development. As a result, during the third quarter of 2011, Lakes reclassified the land as held for sale and recorded $0.3 million in estimated selling costs, which is included in impairments and other losses in the consolidated statement of earnings (loss). As of October 2, 2011, the land is carried at $3.0 million on the accompanying consolidated balance sheet, which is its estimated fair value less expected cost to sell. As of January 2, 2011, the land was carried at fair value of $3.3 million on the accompanying consolidated balance sheet.

10. Loan Agreement

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of October 2, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

11. Contract Acquisition Costs Payable

Pokagon Band — Four Winds Casino Resort

The Company was obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 2, 2011, the carrying amount of the liability, which approximated fair value, was $0.7 million, net of a discount of $0.1 million. Due to the Buy-Out Agreement with the Pokagon Band and terms in the agreement with the unrelated third party, the Company made a final payment of $0.4 million on the obligation at a 9% discount. No additional amounts are owed under this obligation as of October 2, 2011.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the obligation discussed above from the unrelated third party. The Partnership received approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. The Partnership received a final payment of $0.4 million during the three months ended July 3, 2011 which represented the remaining obligation at a 9% discount. Lyle Berman, Lakes’ Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

Shingle Springs Tribe — Red Hawk Casino

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of October 2, 2011 and January 2, 2011, the remaining carrying amount of the liability was $5.9 million and $6.5 million, net of a $2.6 million and $3.5 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.0 million, net of related discount, are included in current contract acquisition costs payable as of October 2, 2011.

12. Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and nine months ended October 2, 2011 and October 3, 2010, respectively, were as follows (unaudited):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
	(In thousands)
Total cost of share-based payment plans	$107	$106	$467	$394

Stock options

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. Four thousand options were granted during the three and nine months ended October 2, 2011. There were no options granted during the three and nine months ended October 3, 2010.

The following table summarizes Lakes’ stock option activity during the nine months ended October 2, 2011 and October 3, 2010 (unaudited):

	Number of Common Shares
	Options outstanding	Exercisable	Available for grant	Weighted-avg. exercise price
2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	1,667	3.25
Forfeited/cancelled/expired	(362,946)	—	168,996	3.18
Granted	4,000	—	(4,000)	2.29

Balance at October 2, 2011 (*)	1,672,138	991,670	865,878	2.95

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	3,333	3.25
Forfeited/cancelled/expired	(123,621)	—	18,821	6.02

Balance at October 3, 2010 (**)	1,580,566	891,743	1,143,567	3.44

(*)	Options outstanding do not include 38,337 of outstanding restricted stock units.
(**)	Options outstanding do not include 86,662 of outstanding restricted stock units.

As of October 2, 2011, the options outstanding had a weighted average remaining contractual life of 7.5 years, weighted average exercise price of $2.95 and aggregate intrinsic value of $0.3 million. The options exercisable have a weighted average exercise price of $3.44, a weighted average remaining contractual life of 6.6 years and aggregate intrinsic value of zero as of October 2, 2011.

There were no options exercised during the three and nine months ended October 2, 2011 and October 3, 2010. Lakes’ unrecognized share-based compensation related to stock options was approximately $0.8 million, as of October 2, 2011, which is expected to be recognized over a weighted-average period of 2.1 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted stock units

The following table summarizes Lakes’ restricted stock unit activity during the three months ended October 2, 2011 and October 3, 2010 (unaudited):

Non-vested shares:	Restricted stock units	Weighted-average grant- date fair value
2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25

Balance at October 2, 2011	38,337	3.25

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(3,333)	3.25

Balance at October 3, 2010	86,662	3.25

During the nine months ended October 2, 2011, 36,302 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment. As of October 2, 2011, Lakes’ unrecognized share-based compensation was approximately $0.1 million related to non-vested restricted stock units, which is expected to be recognized over a weighted-average period of 0.3 years.

13. Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,672,138 for the three and nine months ended October 2, 2011 and 1,580,566 for the three and nine months ended October 3, 2010, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

14. Income Taxes

The Company’s effective tax rate was (5)% for the nine months ended October 2, 2011. Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. As of October 2, 2011, deferred tax assets were $0.3 million related to the Company’s federal net operating loss which can be carried back to the 2010 tax year. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets outside of the federal net operating loss and as a result continues to provide a valuation allowance against its other deferred tax assets.

The Company is currently under IRS audit for the 2009 tax year and no adjustments have been made in the current period.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a settlement agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment related to a tax litigation matter (“Settlement Agreement”). In return, the Louisiana Department of Revenue agreed to dismiss the suit and discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable included $9.0 million related to this Settlement Agreement. The Company issued the $9.0 million payment to the Louisiana Department of Revenue in March 2011.

15. Financial Instruments and Fair Value Measurements

Overview

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, convertible note receivable, notes receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable and contract acquisition costs payable.

For the Company’s cash and cash equivalents, accounts receivable, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Balances Measured at Fair Value on a Recurring Basis

Jamul notes receivable

Notes receivable from the Jamul Tribe (“Jamul notes receivable”) for a project under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs and carried at their estimated fair value of $9.6 million and $11.1 million as of October 2, 2011 and January 2, 2011, respectively. The most significant factors affecting the estimated cash flows and discount rates used in the Company’s valuation model for notes receivable from the Jamul Tribe for the project under development include:

•	Probability of the casino opening based on the status of critical project milestones and the expected opening date,

•	estimated pre- and post-opening interest rates,

•	contractual interest rate and other terms,

•	yield rates on US Treasury Bills and other financial instruments,

•	the risk/return indicators of equity investments in general,

•	specific risks associated with operating the casino and similar projects, and

•	scenario weighting alternatives.

Changes in the carrying value of the Jamul notes receivable is as follows (in thousands):

Balance, January 2, 2011	$11,129
Net unrealized losses on notes receivable	(2,091)
Advances	3,004
Allocation of advances to intangible asset	(2,401)

Balance, October 2, 2011(unaudited)	$9,641

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

Convertible note receivable

The convertible note receivable is measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs that reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Due to the factors described in note 4, Convertible Note Receivable at Fair Value and Development Services and Management Agreement, the convertible note receivable was written down to zero as of October 2, 2011.

Changes in the carrying value of the convertible note receivable is as follows (in thousands):

Balance, January 2, 2011	$—
Advances	4,000
Loss on convertible note receivable	(4,000)

Balance, October 2, 2011 (unaudited)	$—

Balances Measured at Fair Value on a Nonrecurring Basis

The following table shows the amounts of certain of the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

	October 2, 2011
	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	3,000	—	—	3,000

	January 2, 2011
	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$4,430	—	—	$4,430

Land held for development and land held for sale — During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi which was previously being held for development. As a result, during the third quarter of 2011, Lakes reclassified the land as held for sale and recorded $0.3 million in estimated selling costs. As of October 2, 2011, the land is carried at $3.0 million on the accompanying consolidated balance sheet, which is its estimated fair value less expected cost to sell. As of January 2, 2011, the land was carried at its estimated fair value of $3.3 million on the accompanying consolidated balance sheet and was included in land held for development. Land held for development and land held for sale are measured on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.

Balances Disclosed at Fair Value

The following table shows the amounts of certain of the Company’s financial instruments disclosed at fair value (in thousands):

	October 2, 2011
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes receivable	$33,575	$19,749	Level 3
Other assets related to Indian casino projects	6,098	4,824	Level 3

	January 2, 2011
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes receivable	$31,192	$26,565	Level 3
Other assets related to Indian casino projects	4,820	4,154	Level 3

Shingle Springs notes receivable — Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of October 2, 2011 to be approximately $19.7 million using a discount rate of 30.4% and a remaining estimated term of 112 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 2, 2011, to be approximately $26.6 million using a discount rate of 22.5% and a remaining estimated term of 121 months.

Other assets related to Indian casino projects — These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 7, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $4.8 million as of October 2, 2011 using a discount rate of 19.5%. Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $4.2 million as of January 2, 2011 using a discount rate of 18.0%.

Investment in unconsolidated investee — The fair value of the Company’s investment in unconsolidated investee was not estimated as of October 2, 2011 or January 2, 2011, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments.

Contract acquisition costs payable — The carrying amount of the liability approximates its estimated fair value of $5.9 million and $6.5 million as of October 2, 2011 and January 2, 2011, respectively (see note 11, Contract Acquisition Costs Payable).

16. Commitments and Contingencies

General

The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casino Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC

Lakes’ initial capital requirement for a 10% ownership in Rock Ohio Ventures, LLC was $2.8 million. As of October 2, 2011, Lakes has contributed approximately $15.7 million as required as of that date (see note 8, Investment in Unconsolidated Investee). If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what its $2.8 million payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million would be subject to a buy-out amount equal to the price paid.

Miscellaneous Legal Matters

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

The Indian Casino Projects segment includes operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe, Pokagon Band, Jamul Tribe and Iowa Tribe. The Non-Indian Casino Projects segment includes operations and assets related to the development, financing, and/or management of gaming-related properties in Florida, Maryland, Mississippi and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated
Three months ended October 2, 2011
Revenue	$0.2	$—	$0.1	$0.3
Impairments and other losses	0.8	0.3	—	1.1
Earnings (loss) from operations	(3.9)	(4.6)	(2.0)	(10.5)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Three months ended October 3, 2010
Revenue	$8.2	$—	$—	$8.2
Impairments and other losses	0.6	—	—	0.6
Earnings (loss) from operations	4.4	—	(2.2)	2.2
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	2.8	—	—	2.8

Nine months ended October 2, 2011
Revenue	$34.1	$—	$0.2	$34.3
Impairments and other losses	2.3	0.3	—	2.6
Earnings (loss) from operations	17.9	(4.6)	(6.8)	6.5
Depreciation expense	—	—	0.2	0.2
Amortization of intangible assets related to operating casinos	11.4	—	—	11.4

Nine months ended October 3, 2010
Revenue	$19.8	$—	$0.1	$19.9
Impairments and other losses	4.0	—	—	4.0
Earnings (loss) from operations	7.5	—	(8.8)	(1.3)
Depreciation expense	—	—	0.2	0.2
Amortization of intangible assets related to operating casinos	8.4	—	—	8.4

As of October 2, 2011
Total assets	$56.2	$20.8	$51.9	$128.9
Investment in unconsolidated investees	—	15.7	—	15.7

As of January 2, 2011
Total assets	$68.7	$6.9	$51.0	$126.6
Investment in unconsolidated investees	—	2.4	—	2.4

18. Subsequent Events

During October 2011, it became probable that Lakes would terminate its aircraft lease with Banc of America Leasing & Capital, LLC, which is set to expire on February 28, 2018. As a result of the early termination of the lease, Lakes expects to incur a loss of approximately $3.1 million during the fourth quarter of 2011, when the termination is expected to be finalized. Lakes determined that the costs associated with operating and maintaining the aircraft over the remaining lease term significantly exceed the amount of the loss it expects to recognize as a result of the early lease termination.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we, or “our”) primarily develops, finances, and manages casino properties with a historical emphasis on those that are Indian-owned. We have development and management or financing agreements as follows:

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

•

We developed, and have a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,200 slot machines, 70 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, and a child care facility and arcade.

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

We have also explored, and continue to explore, other casino development projects as follows:

•

In October 2009, we entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed on November 3, 2009. As of October 2, 2011, we have contributed approximately $15.7 million to Rock Ohio Ventures. We expect to contribute additional capital to Rock Ohio Ventures for the development of casinos in Cleveland and Cincinnati. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures, LLC in a pro rata amount of what our $2.8 million payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million would be subject to a buy-out amount equal to the price paid.

•

In August 2011, we entered into an operating agreement with Dania Entertainment Center, LLC (“DEC”) for the management and redevelopment of the existing Dania Jai Alai fronton in Dania Beach, Florida, to convert it into a destination casino which will include slot machines, Jai Alai, entertainment, a variety of bars and restaurants and other related amenities (“the Dania Casino”). DEC had previously entered into an asset purchase agreement to purchase the Dania Jai Alai fronton from Boyd Gaming Corporation (“Boyd Acquisition”). We made an initial $4.0 million investment in the joint venture via a convertible promissory note which would automatically convert to equity on the closing of the Boyd Acquisition. We also entered into a Development Services and Management Agreement (“Florida Management Agreement”) with DEC, wherein we agreed to perform certain development and management services for the redevelopment and management of the Dania Casino upon the closing of the Boyd Acquisition. On September 22, 2011, a lawsuit was filed by a third party against the city of Dania Beach, Florida alleging that the city of Dania Beach did not follow the proper process for approving the development agreement between DEC and the city of Dania Beach. On October 26, 2011, the Florida legislature introduced legislation proposing to permit full casino resorts in southern Florida. Due to these factors, and in addition to a deterioration of the credit market since entering into the operating agreement, DEC’s ability to obtain financing to close the Boyd Acquisition by the intended date of November 28, 2011 has been hindered. As a result, under the terms of Lakes’ existing agreement with DEC as discussed above, the conversion of the note receivable to equity will likely not occur by November 28, 2011. Therefore, the convertible note receivable was written down to zero as of October 2, 2011 and a loss on convertible note receivable of $4.0 million is included in the accompanying consolidated statements of earnings (loss) for the three and nine months ended October 2, 2011.

•

In September 2011, we entered into a joint venture with Addy Entertainment, LLC to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (“Commission”) for a video lottery operation license (“License”) in Allegany County, Maryland. The Commission will evaluate applications and award the License to operate a video lottery operation at the Rocky Gap Lodge & Golf Resort in Cumberland, Maryland (“the Resort”). The License has an initial term of 15 years and is expected to be awarded in late 2011. We made an initial investment of approximately $2.1 million (“Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in Evitts and as discussed in note 1, Basis of Presentation, to the unaudited consolidated financial statements, the financial position of Evitts is consolidated in the Company’s consolidated balance sheet as of October 2, 2011, and its results of operations for the three and nine months ended October 2, 2011 are included in the Company’s consolidated statements of earnings (loss) and cash flows. The Initial Investment will be returned by the Commission if the License is not awarded to Evitts. If the Commission awards the License to Evitts, under the joint venture agreement, we must invest an additional $7.9 million. Evitts will be required to raise additional funds to fully finance the development. We also entered into a Development Services and Management Agreement with Evitts to develop and manage the gaming facility and existing facilities at the Resort.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended October 2, 2011.

Three months ended October 2, 2011 compared to the three months ended October 3, 2010

Revenues

Total revenues were $0.3 million for the third quarter of 2011 compared to $8.2 million for the third quarter of 2010. The decrease in revenues for the three months ended October 2, 2011 compared to the three months ended October 3, 2010 was primarily due to the elimination of management fees from the Four Winds Casino Resort resulting from the Buy-Out Agreement for that property by the Pokagon Band during the second quarter of 2011.

As a result of the Buy-Out Agreement for the Four Winds Casino Resort, Lakes’ consolidated statement of earnings (loss) does not include management fee revenues related to the Four Winds Casino Resort subsequent to June 30, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $2.5 million in the third quarter of 2011 compared to $2.9 million for the third quarter of 2010. The decline in selling, general and administrative costs in the third quarter of 2011 compared to the third quarter of 2010 resulted primarily from decreases in payroll and related expenses partially offset by an increase in professional fees related to costs incurred by Evitts. For the third quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation), travel expenses of $0.4 million, and professional fees of $0.6 million. For the third quarter of 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.7 million (including share-based compensation), travel expenses of $0.5 million, and professional fees of $0.4 million.

Loss on convertible note receivable

Loss on convertible note receivable was $4.0 million in the third quarter of 2011. There was no loss on convertible note receivable in the third quarter of 2010. This third quarter 2011 loss is associated with Lakes’ initial $4.0 million investment in the Dania Casino via a convertible promissory note. As a result of ongoing litigation recently filed by a third party against the city of Dania Beach relating to the development agreement for the renovation of the Dania Jai Alai fronton, the Florida legislature introducing legislation to propose to permit full casino resorts in southern Florida, and the deterioration of the credit market since entering into the operating agreement, the convertible note receivable was written down to zero as of October 2, 2011.

Impairments and other losses

Impairments and other losses were $1.1 million in the third quarter of 2011 compared to $0.6 million in the third quarter of 2010. Impairment losses of $0.8 million for the third quarter of 2011 and $0.6 million in the prior year period are primarily due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets. Also included in the $1.1 million impairments and other losses for the third quarter of 2011 were other costs of $0.3 million which represent estimated selling costs of the land held for sale in Vicksburg, Mississippi.

Amortization of intangible assets related to operating casinos

Amortization of intangible assets related to operating casinos for the third quarter of 2011 was $0.3 million compared to $2.8 million for the third quarter of 2010. The decrease in amortization costs primarily relates to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the Buy-Out Agreement with the Pokagon Band.

Net unrealized gains/losses on notes receivable

Net unrealized gains/losses on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the third quarter of 2011, we reported net unrealized losses on notes receivable of $2.7 million, compared to net unrealized gains of $0.5 million in the prior year period. The net unrealized losses in the third quarter of 2011 related to the Jamul Casino project due primarily to ongoing issues in the credit markets.

Other income (expense), net

Other income (expense), net was $1.3 million for the third quarter of 2011 compared to $23.8 million for the third quarter of 2010. For the third quarter of 2011, other income (expense), net primarily consists of interest earned on the notes receivable from the Shingle Springs Tribe, a significant portion of which relates to non-cash interest income. Included in other income (expense), net for the third quarter of 2010 is a gain on divestiture of a cost method investment of $23.1 million. During the third quarter of 2010, Lakes entered into a Termination

Agreement with Penn Ventures, LLC in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC resulting in this gain.

Income taxes

The income tax benefit for the third quarter of 2011 was $9.1 million compared to an income tax provision of $11.0 million for the third quarter of 2010. Our effective tax rates were 99% and 42% for the third quarter of 2011 and 2010, respectively. For the three months ended October 2, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and changes in valuation allowance due to 2011 timing differences. For the three months ended October 3, 2010, the effective tax rate differs from the federal tax rate of 35% due to state income taxes, valuation allowance, and provisions for interest charges on uncertain tax positions. Lakes’ income tax benefit in the current year period is primarily due to 2011 timing differences and related valuation allowances. In the prior period, the income tax provision consisted primarily of current income tax provision.

Nine months ended October 2, 2011, compared to the nine months ended October 3, 2010

Revenues

Total revenues were $34.3 million for the nine months ended October 2, 2011 compared to $19.9 million for the nine months ended October 3, 2010. Contributing to the increase in revenues was the Buy-Out Agreement for the Four Winds Casino Resort, which occurred during the three months ended July 3, 2011. Under the Buy-Out Agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012. The increase was partially offset by the elimination of management fees from the Cimarron Casino project, as a result of the termination agreement between Lakes and the Iowa Tribe of Oklahoma (“Iowa Tribe”) in May 2010, as well as a decline in management fees associated with the Red Hawk Casino compared to the nine months ended October 3, 2010.

As a result of the Buy-Out Agreement for the Four Winds Casino Resort, Lakes’ consolidated statement of earnings (loss) does not include management fee revenues related to the Four Winds Casino Resort subsequent to June 30, 2011.

Selling, general and administrative expenses

Selling, general and administrative expenses were $7.5 million in the nine months ended October 2, 2011 compared to $9.4 million in the prior year period. The decline in selling, general and administrative costs in the current year period compared to the prior year period resulted primarily from decreases in payroll and related expenses. For the first nine months of fiscal 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.7 million (including share-based compensation), travel expenses of $1.3 million, and professional fees of $1.3 million. For the first nine months of fiscal 2010, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.3 million (including share-based compensation), travel expenses of $1.6 million, and professional fees of $1.3 million.

Loss on convertible note receivable

Loss on convertible note receivable was $4.0 million in the nine months ended October 2, 2011. There was no loss on convertible note receivable in the prior year period. This third quarter 2011 loss is associated with Lakes’ initial $4.0 million investment in the Dania Casino via a convertible promissory note. As a result of ongoing litigation recently filed by a third party against the city of Dania Beach relating to the development agreement for the renovation of the Dania Jai Alai fronton, the Florida legislature introducing legislation to propose to permit full casino resorts in southern Florida, and the deterioration of the credit market since entering into the operating agreement, the convertible note receivable was written down to zero as of October 2, 2011.

Impairments and other losses

Impairments and other losses were $2.6 million in the nine months ended October 2, 2011 compared to $4.0 million in the nine months ended October 3, 2010. Due to the continued uncertainty surrounding the Jamul Casino project associated with delays in progress as well as ongoing issues in the credit markets, we recognized impairment losses of $2.4 million in the current year period and $1.9 million during the prior year period. In addition, due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment losses of $2.1 million were recognized during the first nine months of 2010 in connection with land and intangible assets related to the Ioway Casino Project. Also included in the $2.6 million impairments and other losses for the nine months ended October 2, 2011 were other costs of $0.3 million which represent estimated selling costs associated with the land held for sale in Vicksburg, Mississippi.

Amortization of intangible assets related to operating casinos

Amortization of intangible assets related to operating casinos for the nine months ended October 2, 2011 was $11.4 million compared to $8.4 million for the prior year period. The increase in amortization costs primarily relates to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011. As a result of the Buy-Out Agreement, Lakes evaluated the useful life of the intangible assets associated with the Pokagon Band during the second quarter of 2011 and determined that the useful life would be through June 30, 2011. Therefore, intangible assets associated with the Pokagon Band were fully amortized as of June 30, 2011.

Net unrealized gains/losses on notes receivable

Net unrealized gains/losses on notes receivable relate to our notes receivable from Indian tribes, which are adjusted to estimated fair value, based upon the current status of the related tribal casino projects and evolving market conditions. In the first nine months of 2011, we reported net unrealized losses on notes receivable of $2.1 million, compared to net unrealized gains of $0.8 million in the prior year period. The net unrealized losses in the current year period related to the Jamul Casino project due to declines in the credit markets. The net unrealized gains in the first nine months of 2010 consisted primarily of gains related to the termination of the project for the Ioway Casino with the Iowa Tribe of Oklahoma.

Other income (expense), net

Other income (expense), net was $3.9 million for the nine months ended October 2, 2011 compared to $27.1 million for the nine months ended October 2, 2010. Other income (expense), net for the nine months ended October 2, 2011 primarily consists of interest earned on the notes receivable from the Shingle Springs Tribe, a significant portion of which relates to non-cash interest income. Included in other income (expense), net for the nine months ended October 3, 2010 is a gain on divestiture of a cost method investment of $23.1 million. During the third quarter of 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC in which the Company divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC resulting in this gain.

Income taxes

The income tax benefit was $0.5 million for the nine months ended October 2, 2011 compared to an income tax provision of $11.5 million for the nine months ended October 3, 2010. Our effective tax rates were (5)% and 45% for the nine months ended October 2, 2011 and October 3, 2010, respectively. For the nine months ended October 2, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and changes in valuation allowance due to 2011 timing differences. For the nine months ended October 3, 2010, the estimated effective tax rate differs from the federal tax rate of 35% due to state income taxes, discrete items recognized and additional valuation allowance. Lakes’ income tax benefit in the current year period is primarily due to 2011 timing differences and related valuation allowances. In the prior period, the income tax provision consisted primarily of current income tax provision, additional valuation allowance against deferred taxes and $0.4 million of interest on a Louisiana tax audit matter (see note 14, Income Taxes, to the unaudited consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Liquidity and Capital Resources

As of October 2, 2011, we had $44.3 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months and we currently expect to be able to obtain the financing necessary for our planned development projects. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casinos we manage. Declines in consumer spending cause our revenue generated from the management of the casinos to be adversely affected.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. As of October 2, 2011 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

During the nine months ended October 2, 2011, we contributed additional capital of approximately $13.3 million to Rock Ohio Ventures resulting in a total investment of $15.7 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to potential casino developments in Cincinnati and Cleveland, we expect to invest additional funds in those projects. As a result, we may need to obtain additional financing.

On August 23, 2011, we entered into an operating agreement with DEC for the management and redevelopment of the existing Dania Jai Alai fronton in Dania Beach, Florida. In connection with this agreement, we made an initial $4.0 million investment in the joint venture via a convertible promissory note. As previously discussed, as a result of ongoing litigation, the Florida legislature introducing legislation to propose to permit full casino resorts in southern Florida, and the deterioration of the credit market since entering into the operating agreement, the convertible note receivable was written down to zero as of October 2, 2011.

On September 22, 2011, we made an initial investment of approximately $2.1 million in Evitts, which was used to fund the application fee for its response to the request for proposal by the State of Maryland Video Lottery Facility Location Commission for a video lottery operation license in Allegany County, Maryland. The initial investment will be returned if the License is not awarded to the Evitts. If the Commission awards the License to Evitts, under the joint venture agreement, Lakes must invest an additional $7.9 million and will continue to be the majority owner of the Joint Venture. Evitts will be required to raise additional funds to fully finance the development.

During October 2011, it became probable that we would terminate our aircraft lease with Banc of America Leasing & Capital, LLC, which is set to expire on February 28, 2018. As a result of the early termination of the lease, we expect to incur a loss and make a net cash payment of approximately $3.1 million during the fourth quarter of 2011, when the termination is expected to be finalized. We determined that the costs associated with operating and maintaining the aircraft over the remaining lease term significantly exceed the amount of the loss we expect to recognize as a result of the early lease termination.

Our revenues have been derived from the management of the Cimarron Casino, the Four Winds Casino Resort, and the Red Hawk Casino. Pursuant to the Buy-Out Agreement effective June 30, 2011 with the Pokagon Band, we received $24.5 million in management fees during the three months ended July 3, 2011 and we will no longer earn management fees related to the Four Winds Casino Resort. In addition, due to the May 2010 termination agreement with the Iowa Tribe, we will no longer receive management fees for the Cimarron Casino. Our sole remaining management contract is with the Red Hawk Casino and extends through December 2015.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient. As of October 2, 2011, $0.9 million was outstanding under this obligation. We advanced $2.4 million and collected payments of $2.5 million under this obligation during the nine months ended October 2, 2011. We expect to advance funds for the minimum guaranteed payment throughout the next twelve months based on the current projected operating results of the property. In addition, payment of our management fees, if any, is deferred when operating results are not sufficient.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At October 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on development notes receivable will be deferred through December 2013.

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

Long-term assets related to Indian casino projects: The consolidated balance sheets as of October 2, 2011 (unaudited) and January 2, 2011 include long-term assets related to Indian casino projects of $55.1 million and $64.3 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	October 2, 2011 (Unaudited)
	Pokagon Band	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$33,575	$—	$—	$33,575
Notes receivable at fair value	—	—	9,641	—	9,641
Intangible assets related to Indian casino projects	—	4,448	—	—	4,448
Land held for development	—	—	960	—	960
Management fee receivable and other (*)	60	4,695	349	1,403	6,507

	$60	$42,718	$10,950	$1,403	$55,131

	January 2, 2011
	Pokagon Band	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion and allowance for impaired notes receivable	$—	$31,192	$—	$—	$31,192
Notes receivable at fair value	—	—	11,129	—	11,129
Intangible assets related to Indian casino projects	10,631	5,242	—	—	15,873
Land held for development	—	—	960	—	960
Management fee receivable and other (*)	60	3,001	315	1,819	5,195

	$10,691	$39,435	$12,404	$1,819	$64,349

(*)	Primarily includes deferred management fees due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $4.7 million and $2.9 million as of October 2, 2011 and January 2, 2011, respectively, and notes receivable from related parties of $1.4 million and $1.8 million, net of current portion, as of October 2, 2011 and January 2, 2011, respectively.

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

Notes receivable

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of October 2, 2011 and January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. The outstanding principal on the notes receivable from the Shingle Springs Tribe was $67.6 million as of October 2, 2011, which is comprised of $66.7 million related to pre-construction advances and $0.9 million of advances related to the minimum guaranteed monthly payment. The carrying amount of long-term notes and interest receivable, which is net of current portion $0.6 million, unearned discount of $14.0 million and allowance for impairment of $20.3 million, was $33.6 million as of October 2, 2011. The carrying amount of long-term notes and interest receivable at January 2, 2011 was $31.2 million, which was net of current portion of $1.0 million, unearned discount of $14.9 million and allowance for impairment of $21.0 million. The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value (dollars in thousands):

	As of October 2, 2011	As of January 2, 2011
	(Unaudited)
Face value of note (principal and interest)	$66,648	$61,108
	($42,642 principal and $24,006 interest)	($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted-average of three scenarios)	66 months	66 months
Projected interest rate until casino opens	6.27%	7.29%
Projected interest rate during the loan repayment term	8.43%	10.19%
Discount rate	21.50%	20.00%
Repayment terms of note	120 months	120 months
Probability rate of casino opening (weighting of four scenarios)	50%	50%

The following table represents a sensitivity analysis prepared by Lakes as of October 2, 2011 on the notes receivable from the Jamul Tribe, based upon changes in the probability rate of the casino opening by five percentage points and the estimated casino opening date by one year:

Sensitivity analysis
Estimated fair value of notes receivable	$9,641
5% less probable	8,069
One year delay	7,804
Both 5% less probable and one year delay	6,827

5% increased probability	10,299
One year sooner	10,759
Both 5% increased probability and one year sooner	12,031

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

The following represents the nature of the advances to the tribes for Jamul project under development, which represent the principal amount of the notes receivable, as of October 2, 2011 and January 2, 2011 (in thousands).

Advances Principal Balance	October 2, 2011	January 2, 2011
Note receivable, pre-construction (a)	$41,692	$38,688
Note receivable, land (b)	950	950

	$42,642	$39,638

(a)	We fund certain costs incurred to develop the casino project. These costs relate to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agree to advance a monthly amount used by the tribe for a variety of tribal expenses.
(b)	We purchased land to be used and transferred to the tribe in connection with the casino project.

The notes receivable pre-construction advances consist of the following principal amounts advanced to the Jamul Tribe as of October 2, 2011 and January 2, 2011 (in thousands):

	October 2, 2011	January 2, 2011
Monthly stipend	$7,365	$6,923
Construction	2,785	2,546
Legal	6,093	5,218
Environmental	3,974	3,603
Design	17,504	16,508
Gaming license	1,274	1,193
Lobbyist	2,697	2,697

	$41,692	$38,688

Intangible assets related to Indian casino projects

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

Management fee receivable and other

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

Evaluation of impairment related to long-term assets related to Indian casino projects, excluding the notes receivable: Management periodically evaluates the intangible assets, land held for development and other costs associated with each of the projects for impairment based on the estimated undiscounted cash flows from the applicable management contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects were to exceed the undiscounted cash flow, an impairment loss would be recorded, based on the difference between the estimated fair value and carrying value of the assets.

The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we managed the Cimarron Casino in Oklahoma from 2006 through May 2010 and managed the Four Winds Casino Resort from August 2007 through June 2011 and we have been managing the Red Hawk Casino since December 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

Shingle Springs Tribe — Red Hawk Casino

Due to the carrying amount of the intangibles associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, the intangible assets were deemed impaired as of January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and increased competition in the market the property serves, all of which have negatively impacted expected future cash flows for the property. No impairment losses were recognized during the three and nine months ended October 2, 2011 and October 3, 2010.

Jamul Tribe

The primary assumptions included within management’s financial model for the Jamul Casino project are as follows:

	October 2, 2011	January 2, 2011
No. of Class II electronic gaming devices	1,000	1,000
No. of Table games	20	20
No. of Poker tables	5	5
Win/Class II electronic gaming devices/day — 1st year	$172	$172
Win/Table game/day — 1st year	$471	$471
Win/Poker table/day — 1st year	$312	$312

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

Pokagon Band — Four Winds Casino Resort

Business arrangement

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

Shingle Springs Tribe — Red Hawk Casino

Business arrangement

On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of net income (as defined by the management contract) of the operations annually for the first five years, with a declining percentage in years six and seven. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $34.5 million furniture, furnishings and equipment financing as of October 2, 2011 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes is deferring allowed payments of principal on its preconstruction advances, if any, from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The management contract includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

See note 11, Contract Acquisition Costs Payable, to the unaudited consolidated financial statements for further discussion.

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

Business arrangement

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

Our evaluation of the critical milestones

The following table outlines the status of each of the following primary milestones necessary to complete the Jamul project as of October 2, 2011 and January 2, 2011. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	October 2, 2011	January 2, 2011
Federal recognition of the tribe	Yes	Yes

Possession of usable land corresponding with needs based on Lakes’ project plan	Yes	Yes

Usable land placed in trust by Federal government	Not necessary, as land is reservation land.	Not necessary, as land is reservation land.

Usable county agreement, if applicable	N/A	N/A

Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State.

NIGC approval of management contract in current and desired form	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.	N/A as the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.

Resolution of all litigation and legal obstacles	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.	N/A, there has been some local opposition regarding the project and various political and regulatory issues related to site access.

Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.

Any other significant project milestones or contingencies, the outcome of which could have a material affect on the probability of project completion as planned	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.	Yes. The current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified as the political, regulatory and access issues move closer to resolution.

Our evaluation and conclusion regarding the above critical milestones and progress

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

The Jamul Casino project has been significantly delayed due to various political and regulatory issues. Significant risk exists related to this project moving forward to completion, and we have recorded significant impairment charges against our investment in this project. However, the Jamul Tribe has the two basic requirements to eventually build a successful project — federal recognition as an Indian Tribe and Indian land eligible for gaming and Lakes currently expects to continue its involvement with this project. The Jamul Casino could open as early as October 2016.

Recently issued accounting pronouncements

For information related to recently adopted pronouncements see note 2, New Accounting Standards, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended October 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 16, 2011