Form 10-K
period 2012-01-01
LAKES ENTERTAINMENT INC
filed 2012-03-16
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

          (Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 1, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☑

As of March 12, 2012, 26,440,936 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on July 1, 2011 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $45.7 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Lakes Entertainment, Inc. with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by Lakes Entertainment, Inc. contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation), and competition.

Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lakes Entertainment, Inc.

These risks and uncertainties include, but are not limited to, need for potential future financing to meet Lakes Entertainment, Inc.’s development needs; those relating to the inability to complete or possible delays in completion of Lakes Entertainment, Inc.’s casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; Lakes Entertainment, Inc. operating in a highly competitive industry; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes Entertainment, Inc. by Indian tribes; possible need for future financing to meet Lakes Entertainment, Inc.’s expansion goals; risks of entry into new businesses, and reliance on Lakes Entertainment, Inc.’s management. For more information, review Lakes Entertainment, Inc.’s filings with the SEC. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we” or “our”), develops, finances and manages casino properties. Lakes’ primary business historically has been to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities. We are currently managing the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). We are also involved in other business activities, including the investment in non-Indian casinos being developed in Ohio and the potential development of a casino resort in Maryland, as further discussed below. See note 17, Segment Information, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

History

Lakes is a Minnesota corporation formed in 1998 under the name of GCI Lakes, Inc., which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes’ common stock were distributed to the shareholders of Grand Casinos. Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buy-out of the contract effective in 2000. Lakes had a management contract for the Cimarron Casino in Oklahoma from 2006 through May 2010 and for the Four Winds Casino Resort from August 2007 through June 2011. Lakes began managing the Red Hawk Casino in 2008.

Indian Casino Business

Development and Management of the Red Hawk Casino

Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California, and has direct freeway access from a dedicated interchange. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino includes approximately 88,000 square feet of casino space and features approximately 2,200 slot machines and gaming devices, 70 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage, and a child care facility and arcade.

On September 30, 2008, the California state legislature ratified an amended compact between the Shingle Springs Tribe and the State of California, and on November 28, 2008, the amended compact was approved by the Bureau of Indian Affairs (the “BIA”). The amended compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The amended compact requires the Shingle Springs Tribe to share revenues with the State of California based on a sliding scale percentage of net win ranging from 20% to 25% from the operation of the slot machines. The Shingle Springs Tribe also contributes $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The amended compact also allows for the Shingle Springs Tribe to deduct up to $5.2 million annually for 20 years from the payments made to the State of California from the operation of slot machines.

During July 2004, the National Indian Gaming Commission (the “NIGC”) approved the development and management agreements between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino on the Shingle Springs Rancheria. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the construction of the Red Hawk Casino and a dedicated interchange off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino. On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino. The proceeds from the financing arrangement were primarily used to purchase the various components of furniture, furnishings and equipment necessary to furnish the Red Hawk Casino project. Under the terms of the development and management agreement, as amended, Lakes made pre-construction advances to the Shingle Springs Tribe in the form of a transition loan of $74.4 million, including interest accrued during the pre-construction period. In addition, Lakes made advances of $8.8 million associated with land purchases. The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing. Advances on the transition loan of $66.7 million remain outstanding as of January 1, 2012.

The amended development and management agreement provided for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Red Hawk Casino and related amenities for a period of seven years from the opening date. As compensation for Lakes’ management services, Lakes earns a management fee equal to 30% of net revenue (as defined by the development and management agreement) (“Net Revenue”) of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of management fees is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $30.7 million furniture, furnishings and equipment financing outstanding as of January 1, 2012 and a minimum priority payment to the Shingle Springs Tribe.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are scheduled to be repaid over the original seven-year term at a rate per annum equal to the prime rate plus two percent

(2%) (5.25% as of January 1, 2012). If, however, net revenues (as defined in the development and management agreement) from the project are insufficient, payments are deferred. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, various debt with interest accrued thereon (including Lakes’ pre-construction advances), management fee due to Lakes, and other obligations, if any, and the remaining funds, if any, distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the transition loan, if any, from March 2011 until December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.

At January 1, 2012 and January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. Prior to the fourth quarter of fiscal 2010, Lakes had not experienced a three-month period in which all principal payments were deferred. As of January 2, 2011, an allowance of $21.0 million was established through an impairment charge on the notes receivable and is included in the consolidated statement of operations for fiscal 2010. In addition, due to the carrying amount of the intangible assets associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment charges of $16.7 million were recognized during fiscal 2010. No additional impairment charges were recorded during fiscal 2011.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management agreement with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the agreement, which expires in December 2015. Lakes is obligated to advance funds for these minimum guaranteed monthly payments if the casino operating results are not sufficient to distribute such amount to the Shingle Springs Tribe, and is repaid the advances in subsequent periods when operating results are sufficient to distribute such amount to the Shingle Springs Tribe and repay such previous advances. As of January 1, 2012, $1.1 million was outstanding under this obligation, all of which was repaid during the first quarter of fiscal 2012 and therefore classified as a current note receivable. Lakes advanced $2.9 million and collected payments of $2.8 million under this obligation during fiscal 2011.

Development and Management of the Four Winds Casino Resort

On August 2, 2007, the Four Winds Casino Resort opened to the public. The Four Winds Casino Resort was developed on approximately 675 acres of land, which is held in trust by the United States for the benefit of the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan, near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. The facility features approximately 3,000 slot machines, table games, a poker room, a hotel, several restaurants and bars, a child care facility and arcade, retail space and a parking garage.

In 1999, Lakes and the Pokagon Band executed a development agreement and management contract governing their relationship during the development, construction and management of the casino. The terms set forth in the development agreement required Lakes to advance approximately $71.2 million for the purchase of land and for the initial development phase of the project. In March 2006, Lakes received notification from the NIGC that it had approved Lakes’ management agreement with the Pokagon Band to develop and manage the Four Winds Casino Resort. On June 22, 2006, the Pokagon Band closed on a $305 million senior note financing agreement and a $75 million commitment for furniture, furnishings and equipment to fund the Four Winds Casino Resort project.

The management contract was for five years from the date the casino opened and called for Lakes to receive a management fee equal to 24% of net income up to a certain threshold and 19% of net income over that threshold.

Lakes’ management fee was subordinated to the $305 million senior note financing agreement and the $75 million furniture, furnishing and equipment financing agreement relating to the Four Winds Casino Resort and was also subject to a minimum guaranteed monthly payment to the Pokagon Band. Generally, the order of priority of payments from the Four Winds Casino Resort’s cash flows was as follows: a certain minimum monthly guaranteed payment to the Pokagon Band, repayment of various debt with interest accrued thereon, management fee to Lakes, and other obligations, with the remaining funds distributed to the Pokagon Band. On June 30, 2011, Lakes entered into a Buy-Out and Termination Agreement (“Buy-Out Agreement”) with the Pokagon Band for the management agreement for the Four Winds Casino Resort, which was scheduled to expire in August 2012. The buy-out of the management agreement was provided for in the original five-year management agreement. Pursuant to the Buy-Out Agreement, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million. The Buy-Out Agreement also terminated the management agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort.

Development and Financing of the Jamul Casino

Lakes initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). The Jamul Tribe has a compact with the State of California and the two basic requirements to eventually build a successful project – federal recognition as an Indian tribe and Indian land eligible for gaming.

On November 22, 2011, Lakes entered into an exclusive pre-development, development and financing arrangement agreement (the “Jamul Development Agreement”) with the Jamul Tribe. The Jamul Development Agreement superseded and replaced the previous development financing and services agreement entered into by Lakes and the Jamul Tribe in 2006. As a result of entering into the Jamul Development Agreement, accrued interest on amounts previously advanced by Lakes to the Jamul Tribe and on land that may be sold to the Jamul Tribe was decreased by approximately $19.6 million. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the project with the Jamul Tribe and terminated the Jamul Development Agreement effective March 13, 2012 (the “Termination Date”). As a result, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of January 1, 2012 and incurred a net unrealized loss of approximately $11.9 million during fiscal 2011 related to the notes receivable. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement, Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of certain professional fees for a period of thirty days from the Termination Date. These amounts will also be reflected as losses during fiscal 2012.

Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and the casino’s furnishings and equipment.

Non-Indian Casino Business

As part of our business strategy, we also seek opportunities to develop and operate new business opportunities including developing our own casinos where applicable laws permit.

Investment in Rock Ohio Ventures, LLC

In October 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed in 2009. As of January 1, 2012, Lakes has contributed approximately $15.7 million to Rock Ohio Ventures related to the referendum effort and the development of casinos in Cleveland and Cincinnati. The casino in Cleveland is currently expected to open in May 2012. Lakes currently plans to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.

Investment in Evitts Resort, LLC

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (“Commission”) for a video lottery operation license (“License”) in Allegany County, Maryland. The Commission is in the process of evaluating applications and will award the License to operate a video lottery operation at the Rocky Gap Lodge & Golf Resort in Cumberland, Maryland (the “Resort”). The License has an initial term of 15 years and is expected to be awarded in the second quarter of 2012. Lakes made an initial investment of approximately $2.1 million (“Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in Evitts and as discussed in note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, the financial position of Evitts is consolidated in Lakes’ consolidated balance sheet as of January 1, 2012, and its results of operations for the year ended January 1, 2012 are included in Lakes’ consolidated statements of operations and cash flows. The Initial Investment will be returned by the Commission if the License is not awarded to Evitts. During February 2012, Lakes negotiated an agreement to buy out Addy’s interest in Evitts. Subsequent to the buy-out, Lakes will be the sole owner of Evitts. The buy-out is contingent on Evitts being awarded the license by the Commission. If the Commission awards the License to Evitts, Lakes currently plans to invest an additional $17.9 million and Evitts will be required to raise additional funds to fully finance the development. Lakes also entered into a development services and management agreement with Evitts to develop and manage the gaming facility and existing facilities at the Resort if the License is awarded to Evitts.

Gaming Site, Vicksburg, Mississippi

Lakes either owns, or holds options for the purchase of, approximately 400 acres of land adjacent to the Mississippi River, located three miles south of downtown Vicksburg, in Warren County, Mississippi. In February 2005, Lakes received gaming site approval from the Mississippi Gaming Commission with respect to this proposed casino location. During July 2005, Lakes received approval from the Mississippi Gaming Commission of its development plan for a gaming project to be built on this site. However, due primarily to changes in the economic environment and credit markets, during July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi. As a result, during fiscal 2011, Lakes reclassified the land as held for sale. As of January 1, 2012, the land is carried at $1.7 million, which is its estimated fair value less expected cost to sell. As of January 2, 2011, the land held for development was carried at its estimated fair value of $3.3 million. Due to continued declines in the estimated fair value of the land, Lakes recognized impairment charges of approximately $1.6 million during both fiscal 2011 and fiscal 2010.

Table Games

Lakes had a division that developed, bought, patented and licensed rights for new table game concepts to market/distribute and license to casinos. On November 1, 2011, Lakes sold the games and related patents and trademarks for “Four The Money,” “Bonus Craps,” “Roulette Craps” and “Rainbow Poker.” In consideration for the sale of these games, Lakes receives a percentage of revenue generated by these games. Lakes retained the rights to “World Poker Tour All In Hold’EmTM.” The “World Poker Tour All In Hold’EmTM” and “Bonus Craps” games are currently operating in several casinos across the United States. The revenues from these games are not significant to Lakes’ operating results.

Competition

The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or the expansion thereof. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored video lottery and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, card rooms and online gaming outside the United States. The casinos managed by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of Lakes’ competitors have greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

According to NIGC tribal data reports, from the end of 2009 through 2010, there were 422 Indian gaming operations nationwide from which, during this same period, tribal gaming revenues remained flat at $26.5 billion. NIGC tribal data reports indicate that in California, Indian gaming is well-developed.

There were 62 compacted Indian gaming facilities in the California and Northern Nevada region in 2010. There are two Indian-owned Las Vegas-style casinos located in the vicinity of the Red Hawk Casino. Based on NIGC tribal data reports, in California and Northern Nevada (which includes the Red Hawk Casino), tribal gaming revenues decreased from $7.0 billion in 2009 to $6.8 billion in 2010. This region has the highest tribal gaming revenues in the United States with approximately 26% of all reported Indian gaming revenue.

As previously discussed, the Ohio constitution was amended during 2009 to authorize casino gaming. Competition for Ohio casinos is currently expected to come from the other Ohio casinos to be developed, casinos located in the surrounding states and the possible installation of video lottery terminals at Ohio horse tracks.

Regulation

Gaming Regulation

The ownership, management and operation of gaming facilities are subject to extensive federal, state, provincial, tribal and/or local laws, regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction (“Regulatory Authorities”). These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally pertain to the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations. Certain basic provisions that are currently applicable to Lakes in its management, development and financing activities are described below.

Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless it obtains proper licenses, permits and approvals. An application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority finds a security holder to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals if Lakes recognizes any rights in any entity with such unsuitable person in connection with such securities. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes’ Articles of Incorporation authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries. Once obtained, licenses, permits and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license for any cause they deem reasonable.

Fines for violations may be levied against the holder of a license and, in certain jurisdictions, gaming operation revenues can be forfeited to the state under certain circumstances. No assurance can be given that any licenses, permits or approvals will be obtained by Lakes or its subsidiaries, or if obtained, will be renewed or not revoked in the future. In addition, the rejection or termination of a license, permit or approval of Lakes or any of its employees or security holders in any jurisdiction may have adverse consequences in other jurisdictions. Certain jurisdictions require gaming operators licensed therein to seek approval from the state before conducting gaming in other jurisdictions. Lakes and its subsidiaries may be required to submit detailed financial and operating reports to Regulatory Authorities.

The political and regulatory environment for gaming is dynamic and rapidly changing. The laws, regulations and procedures pertaining to gaming are subject to the interpretation of the Regulatory Authorities and may be amended. Any changes in such laws, regulations or their interpretations could have a material adverse effect on Lakes.

Certain specific provisions to which Lakes is currently subject are described below.

Indian Gaming Regulation

The terms and conditions of management contracts for the operation of Indian-owned casinos, and of all gaming on Indian land in the United States, are subject to the Indian Gaming Regulatory Act (“IGRA”), which is administered by the NIGC, and also are subject to the provisions of statutes relating to contracts with Indian tribes, which are administered by the Secretary of the Interior (“Secretary”) and the BIA. The regulations and guidelines under which NIGC will administer the IGRA are evolving. The IGRA and those regulations and guidelines are subject to interpretation by the Secretary and NIGC and may be subject to judicial and legislative clarification or amendment.

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

A management contract can be approved only after the NIGC determines that the contract provides, among other things, for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe; (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income; (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs; (iv) a ceiling on the repayment of such development and construction costs; and (v) a contract term not exceeding five years and a management fee not exceeding 30% of profits; provided that the NIGC may approve up to a seven-year term if the NIGC is satisfied that the capital investment required, the risk exposure and the income projections for the particular gaming activity justify the longer term.

The IGRA established three separate classes of tribal gaming — Class I, Class II and Class III. Class I includes all traditional or social games played by a tribe in connection with celebrations or ceremonies. Class II gaming includes games such as bingo, pull-tabs, punch boards, instant bingo and card games that are not played against the house. Class III gaming includes casino-style gaming including table games such as blackjack, craps and roulette, as well as gaming machines such as slots, video poker, lotteries and pari-mutuel wagering.

The IGRA prohibits substantially all forms of Class III gaming unless a tribe has entered into a written agreement with the state in which the casino is located that specifically authorizes the types of commercial gaming the tribe may offer (a Tribal-state compact). The IGRA requires states to negotiate in good faith with tribes that seek Tribal-state compacts, and grants Indian tribes the right to seek a federal court order to compel such negotiations. Many states have refused to enter into such negotiations. Tribes in several states have sought federal court orders to compel such negotiations under the IGRA; however, the Supreme Court of the United States held in 1996 that the Eleventh Amendment to the United States Constitution immunizes states from suit by Indian tribes in federal court without the states’ consent.

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

Indian tribes are sovereign nations with their own governmental systems which have primary regulatory authority over gaming on land within the tribe’s jurisdiction. Because of their sovereign status, Indian tribes possess immunity from lawsuits to which the tribes have not otherwise consented or otherwise waived their sovereign immunity defense. Therefore, no contractual obligations undertaken by tribes to Lakes would be enforceable by Lakes unless the tribe has expressly waived its sovereign immunity as to such obligations and, if involving service for Indians relative to their lands, approved by the Secretary. Lakes has obtained immunity waivers from each of the tribes to enforce the terms of its management agreements; however, the scope of those waivers has never been tested in court, and may be subject to dispute. Additionally, unless Lakes believes such approval is not necessary given the nature of a contract, all contracts involving services to Indians relative to their lands have been approved by the Secretary. However, there can be no assurance that the Secretary will agree that it is unnecessary to obtain such approval, and may render such contracts unenforceable. Additionally, persons engaged in gaming activities, including Lakes, are subject to the provisions of tribal ordinances and regulations on gaming. These ordinances are subject to review by the NIGC under certain standards established by the IGRA.

Non-Gaming Regulation

Lakes and its subsidiaries are subject to certain federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We believe that we are currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to our operations.

Intellectual Property

The following is a discussion of Lakes’ intellectual property, which did not provide a significant financial contribution to Lakes’ operations in fiscal 2011.

Trademarks

Lakes has received approval for registration of the service mark CARLOS SOPRANO’Stm, to be used in connection with restaurant and related entertainment services.

Licenses

Lakes has a worldwide, royalty-bearing license to all patent, copyright and other intellectual property rights related to a casino table game developed by Sklansky Games, LLC, subject to certain marketing restrictions. This license also includes the right to use the trademark World Poker Tour ALL-IN HOLD’EM POKERTM. Lakes also has a worldwide, royalty-bearing license to use the name “World Poker Tour”, a tutorial video and the trademark WORLD POKER TOUR and design in connection with any casino table game or video-enhanced table game used in any legal commercial gaming establishment. Both licenses may be terminated by either party upon thirty days written notice.

Real Estate Holdings

Lakes owns parcels of undeveloped land in California related to its previous involvement in a potential Indian casino project with the Jamul Tribe, in Mississippi related to a former potential casino project which is currently being marketed for sale, and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma (“Iowa Tribe”). Lakes also owns an office building and related land in Minnesota for its corporate offices.

Employees

At January 1, 2012, Lakes had 19 full-time employees. Lakes believes its relations with employees are satisfactory.

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

Our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage. The decline in consumer spending resulting from the recession and the deterioration of capital and credit markets may cause our revenue generated from the management of casinos to be adversely impacted.

Because our primary source of revenue is generated from our management agreement with the Shingle Springs Tribe for the Red Hawk Casino which has a finite term, our failure to develop new business opportunities would impact our future growth, cash flow and profitability.

The primary source of our revenues in fiscal 2011 was generated from our management agreements relating to the Four Winds Casino Resort, which was terminated in June 2011, and the Red Hawk Casino, which expires in December 2015. If we fail to develop new business opportunities that generate cash receipts, or if our remaining management contract continues to generate only revenues which are deferred, our future growth, cash flow and profitability will be adversely impacted.

Our entry into new businesses may result in future losses.

We have announced that part of our strategy involves diversifying into other businesses which could include developing and operating our own casino. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us. These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services and obtaining regulatory approvals required to conduct the new businesses. Diversification activities may never successfully add to our future revenues and income.

The commencement or completion of casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

The opening of a future facility will be contingent upon, among other things, receipt of all regulatory licenses, permits, allocations and authorizations, the completion of construction and the hiring and training of sufficient personnel. The scope of the approvals required to construct and open a facility will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of a facility or otherwise affect the design and features of a proposed casino.

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

Major construction projects entail significant risks, including shortages of materials or skilled labor; unforeseen engineering, environmental and geological problems; work stoppages; weather interference; unanticipated cost increases; and non-availability of construction equipment. These factors or other delays or difficulties in obtaining any of the requisite licenses, permits and authorizations from regulatory authorities could increase the total cost, delay, or prevent the construction or opening of any of the planned casino development, or otherwise affect its design.

Because our operating results are highly dependent on the timing of our project under development, delays could cause our results to fluctuate significantly and may adversely affect our profitability, cash flow and financial condition.

Failure of our existing, proposed and other prospective casino projects to successfully compete may have a material adverse effect on our results of operations, cash flow and financial condition.

The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; online gaming; and card rooms. The casinos to be managed or owned by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

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

The early termination or modification of our management agreement with the Shingle Springs Tribe may reduce or eliminate our revenues under such agreement.

Our current management agreement has a finite life and provides that such agreement may be terminated under certain circumstances including, without limitation, upon the failure to maintain the NIGC’s approval for such agreements, the loss of requisite gaming licenses, or an exercise by the Shingle Springs Tribe of its buy-out option. In addition, the NIGC has the authority to require a modification of such agreement in a manner which may have an adverse effect on us. Such termination or modification may have a material adverse effect on our results of operations, cash flow and financial condition.

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

The rapidly-changing political and regulatory environment governing the gaming industry (including gaming operations which are conducted on Indian land) makes it impossible for us to accurately predict the effects that an adoption of or changes in the gaming laws, regulations and ordinances will have on us. However, our failure, or the failure of any of our key personnel, significant shareholders, or joint venture partners, to obtain or retain required gaming regulatory licenses could prevent us from expanding into new markets, prohibit us from generating revenues in certain jurisdictions, and subject us to sanctions and fines.

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

Good personal and professional relationships with Indian tribes and their officials are critical to our existing and future Indian-related gaming operations and activities, including our ability to obtain, develop and execute management and other agreements. As sovereign nations, Indian tribes establish their own governmental systems under which tribal officials or bodies representing an Indian tribe may be replaced by appointment or election or become subject to policy changes. Replacements of Indian tribal officials or administrations, changes in policies to which an Indian tribe is subject, or other factors that may lead to the deterioration of our relationship with an Indian tribe may lead to termination of a management agreement, which may have an adverse effect on the future results of our operations.

If we are unable to obtain additional financing in order to satisfy our cash requirements, we may be forced to delay, scale back or eliminate some of our expansion and development goals.

Lakes’ cash forecast requirements do not include construction-related costs that will be incurred if a project begins construction. The construction of future casino projects will depend on our ability or our partners’ ability to obtain additional financing for our projects. Given the current state of the debt markets, obtaining such capital on terms that make the projects financially viable may be difficult. If such financing cannot be obtained on acceptable terms, it may not be possible to complete future projects, which could have a material adverse effect on our results of operations and financial condition.

If additional financing is in the form of equity financing, it will be dilutive to our shareholders, and any debt financing may involve additional restrictive covenants and further leveraging of our finite assets. An inability to raise such funds when needed might require us to delay, scale back or eliminate some of our expansion and development goals.

If our Indian casino projects fail, or do not achieve sufficient results of operations, our recorded assets related to those projects will be impaired and there may be a material adverse impact on our financial condition, results of operations and cash flow.

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Shingle Springs Tribe. These loans, except for the current portion, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”. At January 1, 2012, we had $46.6 million in long-term assets related to Indian casino projects, of which $34.0 million was in the form of notes receivable to the Shingle Springs Tribe. The notes receivable represented approximately 29% of our total assets. All of the loans are subject to collection risk and there is no established market. The repayment terms of these notes receivable are largely dependent upon the operating performance of the Red Hawk Casino. Repayments of such loans are required to be made only if distributable profits are available from the operation of the Red Hawk Casino. Repayments are also the subject of certain distribution priorities specified in the agreement with the Shingle Springs Tribe. In addition, repayment to us of the loans and the manager’s fees under our management agreement is subordinated to certain other financial obligations of the Shingle Springs Tribe.

Related to our decision in March 2012 to terminate the Jamul Development Agreement with the Jamul Tribe, we determined the fair value of the notes receivable from the Jamul Tribe to be zero. During fiscal 2011, Lakes recorded a net unrealized loss on notes receivable of $11.9 million related to these notes receivable. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment. We cannot be assured of the repayment of these amounts. Further, during fiscal 2010, we recorded an impairment charge on notes receivable of $21.0 million related to the Shingle Springs casino project due to the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the transition loan, if any, from March 2011 until December 2013.

Included in long-term assets related to Indian casino projects at January 1, 2012 are intangible assets related to the acquisition of management contracts of $4.2 million, land held for development of $1.0 million and deferred management fees and amounts due from related parties of $7.3 million. During fiscal 2010, we recorded an impairment charge on intangible assets of $16.7 million related to the Shingle Springs casino project due to the issues discussed in the preceding paragraph. We also recorded an impairment charge of $3.6 million and $2.5 million for the years ended January 1, 2012 and January 2, 2011, respectively, on assets related to the Jamul Casino Project.

The litigation brought forth by Sharp Image Gaming, Inc. against the Shingle Springs Tribe could impact the timing of management fee payments and/or loan repayments to Lakes.

During 2007, Sharp Image Gaming, Inc. (“Sharp Image”) filed a lawsuit against the Shingle Springs Tribe seeking amounts from the Shingle Springs Tribe related to prior loans and an alleged agreement for the supplying of gaming machines to the Shingle Springs Tribe. The amount sought in the lawsuit filed by Sharp Image was in excess of $100 million. During December 2011, Sharp Image obtained a judgment against the Shingle Springs Tribe in the amount of approximately $30.0 million. The Shingle Springs Tribe is appealing the judgment and believes that the judgment is against legal precedent and that the judgment cannot be collected from the Shingle Springs Tribe or the Red Hawk Casino. However, if the judgment is upheld on appeal and results in any impact to the Red Hawk Casino’s cash position, Lakes’ management fee payments and/or loan repayments could be delayed.

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

As of January 1, 2012, we had options outstanding to acquire 1.6 million shares of our common stock, exercisable at prices ranging from $1.89 to $6.43 per share, with a weighted average exercise price of approximately $3.18 per share. As of January 1, 2012, we had restricted stock units outstanding to acquire 38,337 shares of our common stock with a weighted average grant date fair value of $3.25 and under the existing stock option plans, there were 874,627 remaining shares available to grant.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of January 1, 2012, these shares consist of approximately 6.8 million shares beneficially owned by our executive officers and directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and occupies approximately 22,000 square feet of the 65,000 square foot building and has leased a portion of the remaining space to outside tenants. A lease for a tenant occupying a substantial portion of the building expired on June 30, 2010 and was not renewed. We are currently searching for a tenant or tenants to lease that space.

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

Other Litigation

Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote. No provision for loss has been recorded in connection therewith.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS

                AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market under the ticker symbol LACO. The high and low sales prices per share of Lakes’ common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended January 1, 2012:
High	$3.51	$2.60	$2.57	$2.31
Low	2.56	2.04	2.08	1.81

Year Ended January 2, 2011:
High	$2.90	$2.30	$2.52	$2.90
Low	2.20	1.27	1.30	1.65

On March 12, 2012, the last reported sale price for the common stock was $1.99 per share. As of March 12, 2012, Lakes had approximately 836 shareholders of record.

Lakes has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Lakes. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, Lakes’ overall financial condition and any other factors deemed relevant by the Board of Directors.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended January 1, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we” or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. During fiscal 2011, we had development and management or financing agreements as follows:

•

We developed, and have a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,200 slot machines and gaming devices, 70 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage and a child care facility and arcade. We recorded significant impairment charges related to the notes receivable from the Shingle Springs Tribe and related intangible assets in fiscal 2010.

•	We developed, and had a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan. We began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. On June 30, 2011, we entered into a Buy-Out and Termination Agreement (the “Buy-Out Agreement”) with the Pokagon Band for the management agreement for the Four Winds Casino Resort, which was scheduled to expire in August 2012. The buy-out of the management agreement was provided for in the original five-year management agreement. The Buy-Out Agreement also terminated the management agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort.

•

Lakes initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). The Jamul Tribe has a compact with the State of California and the two basic requirements to eventually build a successful project – federal recognition as an Indian tribe and Indian land eligible for gaming. On November 22, 2011, Lakes entered into an exclusive pre-development, development and financing arrangement agreement (the “Jamul Development Agreement”) with the Jamul Tribe. The Jamul Development Agreement superseded and replaced the previous development financing and services agreement entered into by Lakes and the Jamul Tribe in 2006. As a result of entering into the Jamul Development Agreement, accrued interest on amounts previously advanced by Lakes to the Jamul Tribe and on land that may be sold to the Jamul Tribe was decreased by approximately $19.6 million. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the project with the Jamul Tribe and terminated the Jamul Development Agreement effective March 13, 2012 (the “Termination Date”). As a result, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of January 1, 2012 and incurred a net unrealized loss of approximately $11.9 million during fiscal 2011 related to the notes receivable. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement, Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of certain professional fees for a period of thirty days from the Termination Date (“Post-Termination Payments”). These amounts will also be reflected as losses during fiscal 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects are as follows:

•

In October 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed in 2009. As of January 1, 2012, Lakes has contributed approximately $15.7 million to Rock Ohio Ventures related to the referendum effort and the development of casinos in Cleveland and Cincinnati. The casino in Cleveland is currently expected to open in May 2012. Lakes currently plans to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

•

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (the “Commission”) for a video lottery operation license (the “License”) in Allegany County, Maryland. The Commission is in the process of evaluating applications and will award the License to operate a video lottery operation at the Rocky Gap Lodge & Golf Resort in Cumberland, Maryland (the “Resort”). The License has an initial term of 15 years and is expected to be awarded in the second quarter of 2012. Lakes made an initial investment of approximately $2.1 million (the “Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in Evitts and as a result, the financial position and results of operations of Evitts are included in Lakes’ consolidated financial statements as of January 1, 2012. The Initial Investment will be returned by the Commission if the License is not awarded to Evitts. During February 2012, Lakes negotiated an agreement to buy out Addy’s interest in Evitts. Subsequent to the buy-out, Lakes will be the sole owner of Evitts. The buy-out is contingent on Evitts being awarded the license by the Commission. If the Commission awards the License to Evitts, Lakes currently plans to invest an additional $17.9 million and Evitts will be required to raise additional funds to fully finance the development. Lakes also entered into a development services and management agreement with Evitts to develop and manage the gaming facility and existing facilities at the Resort if the License is awarded to Evitts.

On October 15, 2010, we implemented a reduction in force resulting in the termination of 13 employees. These actions were designed to streamline and reduce our cost structure, increase our financial strength and align our workforce with anticipated staffing needs. Lakes incurred charges of approximately $0.5 million, which related to cash outlays for employee severance benefits. All amounts were paid as of January 2, 2011.

Results of Continuing Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended January 1, 2012.

Fiscal Year Ended January 1, 2012 (“Fiscal 2011”) Compared to Fiscal Year Ended January 2, 2011 (“Fiscal 2010”)

Revenues

Total revenues were $35.6 million for fiscal 2011 compared to $24.6 million for fiscal 2010. Contributing to the increase in revenues was the Buy-Out Agreement for the Four Winds Casino Resort, which occurred during the three months ended July 3, 2011. Under the Buy-Out Agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012.

As a result of the Buy-Out Agreement for the Four Winds Casino Resort, Lakes’ consolidated statement of operations does not include management fee revenues related to the Four Winds Casino Resort subsequent to June 30, 2011 and our total revenues in fiscal 2012 will be significantly reduced.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.5 million for fiscal 2011 compared to $11.8 million for fiscal 2010. The decline in selling, general and administrative expenses was primarily due to a reduction in payroll and travel expenses. For fiscal 2011, Lakes’ selling, general and administrative expenses included payroll and related expenses of $4.9 million (including share-based compensation), travel expenses of $1.5 million and professional fees of $1.6 million. For fiscal 2010, Lakes’ selling, general and administrative expenses included payroll and related expenses of $6.7 million (including share-based compensation), travel expenses of $2.0 million and professional fees of $1.6 million.

Loss on Convertible Note Receivable

Loss on convertible note receivable was $4.0 million for fiscal 2011. There was no loss on convertible note receivable for fiscal 2010. In August 2011, Lakes entered into an operating agreement with Dania Entertainment Center, LLC (“Dania”) for the management and redevelopment of the existing Dania Jai Alai fronton in Dania

Beach, Florida, to convert it into a destination casino. Dania previously entered into an asset purchase agreement to purchase the Dania Jai Alai fronton from a subsidiary of Boyd Gaming Corporation (“Boyd Gaming”). Lakes made an initial $4.0 million investment in the joint venture via a convertible promissory note. As a result of ongoing litigation, the Florida legislature introducing legislation to permit full casino resorts in southern Florida and the deterioration of the credit markets since entering into the operating agreement, the convertible note receivable was written down to zero during the third quarter of fiscal 2011. In addition, because of Dania’s inability to close the purchase transaction by November 28, 2011, Boyd Gaming issued a letter to Dania formally terminating the asset purchase agreement.

Impairment Charge on Notes Receivable

The impairment charge on notes receivable of $21.0 million for fiscal 2010 relates to Lakes’ impairment analysis of the notes receivable with the Shingle Springs Tribe. At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. There were no additional impairment charges on notes receivable during fiscal 2011.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Impairments and Other Losses

Impairments and other losses were $8.5 million in fiscal 2011 and $22.8 million in fiscal 2010. Due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe, we recognized impairment charges of $3.6 million during fiscal 2011. During fiscal 2010, we recognized impairment charges of $2.5 million due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets. Also included in impairments and other losses were impairment charges of $1.6 million in both fiscal 2011 and fiscal 2010 related to land owned by Lakes in Vicksburg, Mississippi due to continued declines in its estimated fair value. Also during fiscal 2011, we terminated our aircraft lease with Banc of America Leasing & Capital, LLC, which was set to expire in 2018. As a result of the early termination of the lease, we incurred a loss of approximately $3.3 million. We determined that the costs associated with operating and maintaining the aircraft over the remaining lease term significantly exceeded the amount of the loss we recognized as a result of the early lease termination.

Due to the carrying amount of the intangible assets associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment charges of $16.7 million were recognized during fiscal 2010. There were no additional impairment charges of the intangible assets during fiscal 2011. Further, due to the Iowa Tribe’s decision not to move forward with Lakes for the development and management of the Ioway Casino Resort, impairment charges of $2.0 million were recognized in connection with the land and intangible assets related to the Ioway Casino project during fiscal 2010.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $11.7 million for fiscal 2011 compared to $11.1 million for fiscal 2010. In conjunction with the Buy-out Agreement for the management of the Four Winds Casino Resort during the second quarter of fiscal 2011, the remaining intangible assets associated with that project were fully amortized resulting in an increase in amortization compared to fiscal 2010. Partially offsetting this increase was decreased amortization taken during fiscal 2011 compared to fiscal 2010 on the intangible assets associated with the Red Hawk Casino project as a result of the fiscal 2010 impairment of a portion of these intangible assets.

Net Unrealized Gains (Losses) on Notes Receivable

For the year ended January 1, 2012, net unrealized losses on notes receivable were $11.9 million, compared to net unrealized gains of $1.6 million in fiscal 2010. The net unrealized losses in the current year consisted of losses related to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. The net unrealized gains in fiscal 2010 consisted of gains related to the Iowa Tribe of $0.9 million which resulted from the termination agreement with the Iowa Tribe in May 2010 and net gains of $0.7 million related to the Jamul Tribe due primarily to improvement in the credit markets during that period.

Other Income (Expense), net

Other income (expense), net was $5.2 million for fiscal 2011 compared to $28.1 million for fiscal 2010. For fiscal 2011 and fiscal 2010, other income (expense), net includes interest earned on the notes receivable from the Shingle Springs Tribe, a significant portion of which relates to non-cash interest income. Also included in other income (expense), net for fiscal 2010 is a gain on divestiture of a cost method investment of $23.1 million. During the third quarter of fiscal 2010, Lakes entered into a Termination Agreement with Penn Ventures, LLC in which Lakes divested its interest in the entity to be formed in collaboration with Penn Ventures, LLC in exchange for a $25 million payment from Penn Ventures, LLC resulting in this gain.

Income Taxes

The income tax benefit was $3.2 million in fiscal 2011 compared to an income tax provision of $1.2 million in fiscal 2010. Our effective tax rates for fiscal 2011 and fiscal 2010 were (63.7)% and 9.1%, respectively. For fiscal 2011, the effective tax rate differs from the federal tax rate of 35% due primarily to a change in the valuation allowance. For fiscal 2010, the effective tax rate differs from the federal tax rate of 35% due primarily to a change in the valuation allowance and a tax benefit related to an adjustment to the liability for uncertain tax positions, in addition to state income taxes. The liability for uncertain tax position was decreased from $9.0 million as of January 2, 2011 to zero as of January 1, 2012 which represents the amount Lakes agreed to pay in accordance with the Settlement Agreement with the Louisiana Department of Revenue. In fiscal 2011, the income tax benefit results from Lakes’ ability to carry back the 2011 taxable loss to the prior year. In fiscal 2010, the provision primarily consists of changes in valuation allowance of $10.8 million and $1.1 million related to state taxes, offset by $8.5 million of tax benefit for a reduction in the uncertain tax position and current tax benefit of $2.2 million.

As of January 1, 2012, we evaluated the ability to utilize existing deferred tax assets arising from other ordinary items and determined that, due to a lack of sufficient positive evidence that future income will support the recognition of those other deferred tax assets, a 100% valuation allowance against deferred tax assets continues to be appropriate for those items at January 1, 2012.

Liquidity and Capital Resources

As of January 1, 2012, we had $38.6 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months and we currently expect to be able to obtain the financing necessary for our planned development projects. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casinos we develop and/or manage. Declines in consumer spending cause our revenue generated from the management of the casinos to be adversely affected.

During the fiscal year ended 2011, our revenues were derived from the management of the Four Winds Casino Resort (through June 2011) and the Red Hawk Casino. Pursuant to the Buy-Out Agreement effective June 30, 2011, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million. As a result of the Buy-Out Agreement, we will no longer earn management fees related to the Four Winds Casino Resort. Our remaining management contract is with the Red Hawk Casino and continues through December 2015.

The management agreement with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient to distribute such amount to the Shingle Springs Tribe, and we are repaid the advances in subsequent periods when operating results are sufficient to distribute such amount to the Shingle Springs Tribe and repay such previous advances. As of January 1, 2012, $1.1 million was outstanding under this obligation. We advanced $2.9 million and collected payments of $2.8 million under this obligation during fiscal 2011. We expect to continue to advance funds for the minimum guaranteed payment throughout the next twelve months based on the current projected operating results of the property.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At January 1, 2012, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on the transition loan will be deferred until December 2013. While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the contract.

Lakes terminated the Jamul Development Agreement with the Jamul Tribe effective March 13, 2012. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement, Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of Post-Termination Payments. These amounts will also be reflected as losses during fiscal 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment. We cannot be assured of the repayment of these amounts.

During fiscal 2011, we contributed approximately $12.2 million to Rock Ohio Ventures resulting in a total investment of $15.7 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to potential casino developments in Cincinnati and Cleveland, Ohio, we currently plan to invest additional funds in those projects. As a result, we may need to obtain additional financing.

In September 2011, we made an initial investment of approximately $2.1 million in Evitts, which was used to fund the application fee for its response to the request for proposal by the State of Maryland Video Lottery Facility Location Commission for a video lottery operation license in Allegany County, Maryland. The initial investment will be returned if the License is not awarded to Evitts. During February 2012, Lakes negotiated an agreement to buy out Addy’s interest in Evitts. Subsequent to the buy-out, Lakes will be the sole owner of Evitts. The buy-out is contingent on Evitts being awarded the license by the Commission. If the Commission awards the License to Evitts, Lakes currently plans to invest an additional $17.9 million and Evitts will be required to raise additional funds to fully finance the development.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. As of January 1, 2012 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

Our forecasted operating cash requirements do not include construction-related costs that will be incurred when pending and future development projects begin construction because the construction of our pending casino projects will depend on the ability of Lakes or its partners to obtain additional financing for the projects, which based on the general economic environment, is subject to considerable uncertainty. If such financing cannot be obtained on acceptable terms, it may not be possible to complete these projects, which could have a material adverse effect on our future results of operations, cash flows and financial condition.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for our critical accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of January 1, 2012 and January 2, 2011 include long-term assets related to Indian casino projects of $46.6 million and $64.3 million, respectively, which primarily related to three separate projects. The amounts are as follows by project (in thousands):

	January 1, 2012
	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$34,160	$—	$—	$34,160
Intangible assets related to Indian casino projects	4,184	—	—	4,184
Land held for development	—	960	—	960
Management fee receivable and other(*)	6,037	—	1,278	7,315

	$44,381	$960	$1,278	$46,619

	January 2, 2011
	Pokagon Band	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$—	$31,192	$—	$—	$31,192
Notes receivable at fair value	—	—	11,129	—	11,129
Intangible assets related to Indian casino projects	10,631	5,242	—	—	15,873
Land held for development	—	—	960	—	960
Management fee receivable and other(*)	60	3,001	315	1,819	5,195

	$10,691	$39,435	$12,404	$1,819	$64,349

(*)	Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $6.0 million and $3.0 million as of January 1, 2012 and January 2, 2011, respectively, and notes receivable from related parties of $1.3 million and $1.8 million, net of current portion, as of January 1, 2012 and January 2, 2011, respectively.

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

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 320, Investments — Debt and Equity Securities. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date. The key assumptions, estimates and criteria used in the determination of the estimated fair value of the notes receivable are primarily unobservable level three inputs, which include:

•

Casino opening dates - The estimated casino opening dates used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction are affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors and reflect the weighted-average of three scenarios: a base case (which is based on our forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation.

•

Pre- and post-opening date interest rates - The interest rates are based upon the one year U.S. Treasury Bill spot yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date.

•

Discount rates - The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general and the specific operating risks associated with open and operating gaming enterprises similar to each of the projects. In estimating this discount rate, market data of other public gaming related companies is considered.

•

Probabilities of projects opening - The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones.

•

Financial models prepared by management - The financial models prepared by management for each project are based upon the scope of each of the projects, which are supported by a feasibility study as well as a market analysis where the casino will be built. We (as predecessor to Grand Casinos Inc.) began developing Indian casino projects in 1990 and demonstrated success from the day the first Indian casino opened in 1991 through the expiration of the Coushatta management contract in 2002. Additionally, we managed the Cimarron Casino on behalf of the Iowa Tribe of Oklahoma from 2006 through May 2010, we developed and managed the Four Winds Casino Resort from August 2007 through June 2011 and we developed and have been managing the Red Hawk Casino since December 2008. Our successful history legitimizes many of the key assumptions supporting the financial models. Forecasts for each applicable casino development were developed based on analysis of published information pertaining to the particular markets in which our Indian casinos will be located and are updated quarterly based on evolving events and market conditions. In addition, we have many years of casino operations experience, which provides an additional resource on which to base our revenue expectations. The forecasts were prepared by us not for purposes of the valuation at hand but rather for purposes of our and the tribes’ business planning.

The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of operations.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 1, 2012 and January 2, 2011. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $69.0 million as of January 1, 2012, which is comprised of $66.7 million related to pre-construction advances, $1.1 million of advances related to the minimum guaranteed monthly payment and $1.2 million related to interest receivable. The carrying amount of the notes and interest receivable, which is net of unearned discount of $13.7 million and allowance for impairment of $20.1 million, was $35.2 million as of January 1, 2012. The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

The following table provides the key assumptions used to value the notes receivable from the Jamul Tribe at estimated fair value as of January 2, 2011 and the face value of the notes as of January 1, 2012 (dollars in thousands):

	As of January 1, 2012	As of January 2, 2011
Face value of notes (principal and interest)	$56,490	$61,108
	($43,746 principal and $12,744 interest*)	($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted-average of three scenarios)	(**)	66 months
Projected interest rate until casino opens	(**)	7.29%
Projected interest rate during the loan repayment term	(**)	10.19%
Discount rate	(**)	20.00%
Repayment terms of notes	(**)	120 months
Probability rate of casino opening	(**)	50%

(*) As a result of entering into the Jamul Development Agreement, accrued interest was decreased by approximately $11.3 million.

(**) During March 2012, Lakes terminated the Jamul Development Agreement with the Jamul Tribe. As a result, during fiscal 2011, Lakes recorded an unrealized loss on notes receivable of $11.9 million after determining the fair value of the notes receivable from the Jamul Tribe to be zero. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

The primary assumptions included within management’s financial model for the Jamul Casino Project as of January 2, 2011 are as follows:

January 2, 2011
No. of Class II electronic gaming devices	1,000
No. of Table games	20
No. of Poker tables	5
Win/Class II/III electronic gaming device/day — 1st year	$172
Win/Table game/day — 1st year	$471
Win/Poker table/day — 1st year	$312

We funded certain costs incurred related to the potential development of the Jamul Casino Project. These costs related to construction costs, legal fees in connection with various regulatory approvals and litigation, environmental costs and design consulting, and we, in order to obtain the development agreement and management contract, agreed to advance a monthly amount used by the tribe for a variety of tribal expenses. The following represents the nature and amounts of the advances to the Jamul Tribe, which represent the principal amount of the notes receivable as of January 1, 2012 and January 2, 2011 (in thousands):

	January 1, 2012	January 2, 2011
Monthly stipend	$7,541	$6,923
Construction	2,884	2,546
Legal	6,429	5,218
Environmental	4,127	3,603
Design	17,787	16,508
Gaming license	1,331	1,193
Lobbyist	2,697	2,697
Land-related	950	950

	$43,746	$39,638

Intangible Assets Related to Indian Casino Projects

Intangible assets related to the acquisition of the management, development, consulting or financing contracts are accounted for using the guidance in ASC 350, Intangibles - Goodwill and Other (“ASC 350”). In accordance with ASC 350, we amortize the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the term of the respective contracts which commence when the related casinos open. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire our interest in the projects from third parties.

Pursuant to ASC 350, the intangible assets are periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment charge would be recorded. Such an impairment charge would be measured based on the difference between the fair value and carrying value of the intangible assets. We principally use internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts and fair value assumptions are highly subjective and judgmental and are primarily based on management’s judgment which takes into account the casino industry, known operating results and trends and the current economic environment that the casino serves to develop an applied discount rate. During periods of economic instability, we may not be able to accurately forecast future cash flows from our Indian casino projects. Therefore, our estimates and assumptions may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of operations.

Land Held for Development

Included in land held for development is land held for possible sale to the Jamul Tribe. In the event that this land is not sold to the Jamul Tribe, we have the right to sell it to a third party. We evaluate this asset for impairment in combination with intangible assets related to the acquisition of management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Management Fee Receivable and Other

Other assets primarily consist of amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino projects in addition to deferred management fees and interest due from the Shingle Springs Tribe. See note 16, Related Party Transactions, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Also included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Each Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

Business Arrangement.

On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $30.7 million furniture, furnishings and equipment financing as of January 1, 2012 and a minimum monthly priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, repayment of various debt with interest accrued thereon, management fee to Lakes and other obligations, with the remaining funds distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management agreement after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

We acquired our initial interest in the development and management agreements for the Shingle Springs Casino from KAR — Shingle Springs in 1999 and formed a joint venture, in which the contracts were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz).

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

During 2009, Lakes became obligated to pay to Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

See note 16, Related Party Transactions, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

Pokagon Band – Four Winds Casino Resort

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

On June 30, 2011, the Pokagon Band exercised its right to buy out the remaining term of the management agreement between the Pokagon Band and Great Lakes Gaming of Michigan, LLC, a wholly owned subsidiary of Lakes, for the management of the Four Winds Casino Resort, which was scheduled to expire on August 1, 2012. Pursuant to the Buy-Out Agreement, on June 30, 2011, the Pokagon Band paid to Lakes a buy-out fee of approximately $24.5 million and repaid in full all outstanding debt owed by the Pokagon Band to Lakes (which Lakes previously sold to unaffiliated investors). As a result of the previous sale of those receivables, Lakes did not receive any of the proceeds from the Pokagon Band’s repayment of that debt. The Buy-Out Agreement also terminated the Management Agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino.

Jamul Tribe

Business Arrangement

Lakes initially entered into an agreement with the Jamul Tribe during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California. The Jamul Tribe has a compact with the State of California and the two basic requirements to eventually build a successful project – federal recognition as an Indian tribe and Indian land eligible for gaming.

On November 22, 2011, Lakes entered into the Jamul Development Agreement with the Jamul Tribe. The Jamul Development Agreement superseded and replaced the previous development financing and services agreement entered into by Lakes and the Jamul Tribe in 2006. As a result of entering into the Jamul Development Agreement, accrued interest on amounts previously advanced by Lakes to the Jamul Tribe and on land that may be sold to the Jamul Tribe was decreased by approximately $19.6 million. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the project with the Jamul Tribe and terminated the Jamul Development Agreement effective March 13, 2012. As a result, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of January 1, 2012 and incurred a net unrealized loss of approximately $11.9 million during fiscal 2011 related to the notes receivable. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement,

Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of certain Post-Termination Payments. These amounts will also be reflected as losses during fiscal 2012.

Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

Our Evaluation of the Critical Milestones

The following table outlines the status of each of the following primary milestones necessary to complete the Jamul casino project as of the end of fiscal 2010. Both the positive and negative evidence was reviewed during our evaluation of the critical milestones.

Critical Milestone	January 2, 2011
Federal recognition of the tribe	Yes
Possession of usable land corresponding with needs based on Lakes’ project plan	Yes
Usable land placed in trust by Federal government	Not necessary, as land is reservation land.
Usable county agreement, if applicable	N/A
Usable state compact that allows for gaming consistent with that outlined in Lakes’ project plan	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not require a compact with the State of California.
NIGC approval of management contract in current and desired form	N/A — the Jamul Tribe’s current plan is to operate a solely class II electronic gaming device facility, which does not need to be approved by the NIGC.
Resolution of all litigation and legal obstacles	N/A — there has been some local opposition regarding the project.
Financing for construction	No, however, preliminary discussions with investment bankers regarding assisting in obtaining financing have taken place. The current general economic environment may limit our ability to obtain financing at desirable levels in the near-term.
Any other significant project milestones or contingencies, the outcome of which could have a material effect on the probability of project completion as planned	Yes — the current plan is for the gaming facility to be a solely class II electronic gaming device facility. The agreement between Lakes and the Jamul Tribe will also be modified to reflect the new economics of the revised casino plan but is not currently believed to require approval by the State of California or the NIGC.

Recently Issued Accounting Pronouncements

For information related to recently issued accounting pronouncements, see note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report on 10-K.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakes Entertainment, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of January 1, 2012 and January 2, 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 1, 2012 and January 2, 2011, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 16, 2012

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	January 1, 2012	January 2, 2011
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$38,557	$45,233
Accounts receivable	117	1,696
Current portion of notes receivable from Indian casino projects	1,076	2,405
Deposits	2,250	—
Income taxes receivable	3,472	—
Other	1,013	1,983

Total current assets	46,485	51,317

Property and equipment	8,170	8,014
Accumulated depreciation	(3,107)	(2,911)

Property and equipment, net	5,063	5,103

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	34,160	31,192
Notes receivable at fair value	—	11,129
Intangible assets, net of accumulated amortization of $11.7 and $22.9 million	4,184	15,873
Land held for development	960	960
Management fees receivable and other	7,315	5,195

Total long-term assets related to Indian casino projects	46,619	64,349

Other assets:
Investment in unconsolidated investee	15,706	2,367
Land held for development	170	3,470
Land held for sale	1,729	—
Other	228	40

Total other assets	17,833	5,877

Total assets	$116,000	$126,646

Liabilities and shareholders’ equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.9 and $1.2 million discount	$1,055	$1,326
Income taxes payable	—	7,822
Accounts payable	354	292
Accrued payroll and related	534	776
Other accrued expenses	400	615

Total current liabilities	2,343	10,831
Long-term contract acquisition costs payable, net of current portion and $1.4 and $2.4 million discount	4,568	5,830

Total liabilities	6,911	16,661

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,406 and 26,369 common shares issued and outstanding	264	264
Additional paid-in capital	203,747	203,148
Deficit	(95,272)	(93,427)

Total Lakes Entertainment, Inc. shareholders’ equity	108,739	109,985
Noncontrolling interest	350	—

Total equity	109,089	109,985

Total liabilities and shareholders’ equity	$116,000	$126,646

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

	Twelve Months Ended
	January 1, 2012	January 2, 2011
	(In thousands, except per share data)
Revenues:
Management fees	$35,397	$24,530
License fees and other	176	72

Total revenues	35,573	24,602

Costs and expenses:
Selling, general and administrative	9,458	11,766
Loss on convertible note receivable	4,000	—
Impairment charge on notes receivable	—	20,975
Impairments and other losses	8,549	22,834
Amortization of intangible assets related to operating casinos	11,688	11,139
Depreciation	297	260

Total costs and expenses	33,992	66,974

Net unrealized gains (losses) on notes receivable	(11,892)	1,598

Loss from operations	(10,311)	(40,774)

Other income (expense):
Gain on divestiture of cost method investment	—	23,100
Interest income	5,937	7,047
Interest expense	(1,182)	(2,007)
Equity in loss of unconsolidated investee	—	(64)
Other	440	16

Total other income, net	5,195	28,092

Loss before income taxes	(5,116)	(12,682)
Income taxes (benefit)	(3,234)	1,154

Net loss including noncontrolling interest	(1,882)	(13,836)
Net loss attributable to noncontrolling interest	37	—

Net loss attributable to Lakes Entertainment, Inc.	$(1,845)	$(13,836)

Weighted-average common shares outstanding
Basic	26,403	26,370
Dilutive effect of restricted stock units	—	—

Diluted	26,403	26,370

Loss per share
Basic	$(0.07)	$(0.52)
Diluted	$(0.07)	$(0.52)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Twelve Months Ended
	January 1, 2012	January 2, 2011
	(In thousands)
OPERATING ACTIVITIES:
Net loss including noncontrolling interest	$(1,882)	$(13,836)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by operating activities:
Depreciation	297	260
Amortization of debt issuance costs and imputed interest on contract acquisition costs	1,182	1,826
Accretion and additions to long-term interest receivable	(3,041)	(3,083)
Mark to market, trading securities	—	(8)
Amortization of intangible assets related to operating casinos	11,688	11,139
Gain on divestiture of cost method investment	—	(23,100)
Net tax benefits related to share-based compensation	—	(396)
Equity in loss of unconsolidated investee	—	64
Share-based compensation	610	505
Net unrealized (gains) losses on notes receivable	11,892	(1,598)
Loss on convertible note receivable	4,000	—
Impairments and other losses	5,229	22,834
Impairment charge on notes receivable	—	20,974
Changes in operating assets and liabilities:
Accounts and management fees receivable	(1,237)	(239)
Deposits	(2,250)	—
Deferred income taxes	—	1,905
Other current assets	(154)	384
Income taxes payable / receivable	(11,294)	(9,362)
Accounts payable and accrued expenses	(421)	(444)

Net cash provided by operating activities	14,619	7,825

INVESTING ACTIVITIES:
Sales / redemptions of investment securities	—	24,325
Proceeds from divestiture of investment in unconsolidated investees	—	33,333
Payments to acquire investment in unconsolidated investee	(12,214)	(223)
Change in management fees receivable and other	406	(1,345)
Purchase of property and equipment	(257)	(23)
Advance on convertible note receivable	(4,000)	—
Advances on notes receivable	(7,048)	(5,711)
Collection on notes receivable	4,272	8,553
Increase in other long-term assets	(109)	(15)

Net cash provided by (used in) investing activities	(18,950)	58,894

FINANCING ACTIVITIES:
Repayments of lines of credit	—	(23,340)
Proceeds from borrowings	—	4,994
Net tax benefits related to share-based compensation	—	396
Noncontrolling interest member contributions	386	—
Contract acquisition costs payable	(2,731)	(7,287)

Net cash used in financing activities	(2,345)	(25,237)

Net increase (decrease) in cash and cash equivalents	(6,676)	41,482
Cash and cash equivalents — beginning of period	45,233	3,751

Cash and cash equivalents — end of period	$38,557	$45,233

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$200
Income taxes	7,060	8,656
Noncash investing and financing activities:
Vesting of restricted stock on option	—	1
Redemption of restrictive stock for payment of accrued expenses	11	9
Acquisitions of long-term assets — advances related to Indian casino projects financed by vendors with accounts payable	—	290

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

			Additional Paid-in Capital	Deficit	Noncontrolling Interest	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
	(In thousands)
Balances, January 3, 2010	26,328	$263	$202,767	$(79,591)	$—	$123,439
Vesting of restricted stock — net	41	1	(9)	—	—	(8)
Effect of share-based compensation	—	—	505	—	—	505
Reduction of additional paid-in capital pool for expiration of unexercised options	—	—	(511)	—	—	(511)
Net tax benefits related to share-based compensation	—	—	396	—	—	396
Net loss	—	—	—	(13,836)	—	(13,836)

Balances, January 2, 2011	26,369	264	203,148	(93,427)	—	109,985
Vesting of restricted stock — net	37	—	(11)	—	—	(11)
Effect of share-based compensation	—	—	610	—	—	610
Net loss attributable to Lakes Entertainment, Inc.	—	—	—	(1,845)	—	(1,845)
Noncontrolling interest	—	—	—	—	350	350

Balances, January 1, 2012	26,406	$264	$203,747	$(95,272)	$350	$109,089

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Overview

Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. During fiscal 2011, Lakes had development and management or financing agreements as follows:

•

Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,200 slot machines and gaming devices, 70 table games, 7 poker tables, five restaurants, four bars, retail space, a parking garage and a child care facility and arcade.

•

Lakes developed, and had a five-year contract to manage, the Four Winds Casino Resort for the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) in New Buffalo Township, Michigan. Lakes began managing the Four Winds Casino Resort when it opened to the public on August 2, 2007. The Four Winds Casino Resort is located near the first Interstate 94 exit in southwestern Michigan and approximately 75 miles east of Chicago. On June 30, 2011, Lakes entered into a Buy-Out and Termination Agreement (the “Buy-Out Agreement”) with the Pokagon Band for the management agreement for the Four Winds Casino Resort, which was scheduled to expire in August 2012. The buy-out of the management agreement was provided for in the original five-year management agreement. The Buy-Out Agreement also terminated the management agreement resulting in Lakes having no further obligations or responsibilities with respect to the Four Winds Casino Resort.

•

Lakes initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). The Jamul Tribe has a compact with the State of California and the two basic requirements to eventually build a successful project – federal recognition as an Indian tribe and Indian land eligible for gaming. On November 22, 2011, Lakes entered into an exclusive pre-development, development and financing arrangement agreement (the “Jamul Development Agreement”) with the Jamul Tribe. The Jamul Development Agreement superseded and replaced the previous development financing and services agreement entered into by Lakes and the Jamul Tribe in 2006. As a result of entering into the Jamul Development Agreement, accrued interest on amounts previously advanced by Lakes to the Jamul Tribe and on land that may be sold to the Jamul Tribe was decreased by approximately $19.6 million. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the project with the Jamul Tribe and terminated the Jamul Development Agreement effective March 13, 2012 (the “Termination Date”). As a result, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of January 1, 2012 and incurred a net unrealized loss of approximately $11.9 million during fiscal 2011 related to the notes receivable. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement, Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of certain professional fees for a period of thirty days from the Termination Date (“Post-Termination Payments”). These amounts will also be reflected as losses during fiscal 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

Lakes has also explored, and continues to explore, other casino development projects. An overview of the non-Indian projects are as follows:

•

In October 2009, Lakes entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which in 2009. As of January 1, 2012, Lakes has contributed approximately $15.7 million to Rock Ohio Ventures related to the referendum effort and the development of casinos in Cleveland and Cincinnati, Ohio. The casino in Cleveland is currently expected to open in May 2012. Lakes currently plans to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.

•

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (the “Commission”) for a video lottery operation license (the “License”) in Allegany County, Maryland. The Commission will evaluate applications and award the License to operate a video lottery operation at the Rocky Gap Lodge & Golf Resort in Cumberland, Maryland (the “Resort”). The License has an initial term of 15 years and is expected to be awarded during the second quarter of 2012. Lakes made an initial investment of approximately $2.1 million (the “Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in Evitts and as a result, the financial position and results of operations of Evitts are included in the Company’s consolidated financial statements as of January 1, 2012. The Initial Investment will be returned by the Commission if the License is not awarded to Evitts. During February 2012, Lakes negotiated an agreement to buy out Addy’s interest in Evitts. Subsequent to the buy-out, Lakes will be the sole owner of Evitts. The buy-out is contingent on Evitts being awarded the license by the Commission. If the Commission awards the License to Evitts, Lakes currently plans to invest an additional $17.9 million and Evitts will be required to raise additional funds to fully finance the development.

Also during September 2011, Lakes entered into a development services and management agreement with Evitts, to develop and manage the gaming facility and existing facilities at the Resort if the License is awarded to Evitts.

Significant Customers and Concentrations of Credit Risk

Fees earned for services related to the Four Winds Casino Resort in fiscal 2011 were in excess of ten percent of consolidated revenues in the accompanying consolidated statements of operations. Fees earned for services related to the Red Hawk Casino and the Four Winds Casino Resort in fiscal 2010 were each in excess of ten percent of consolidated revenues in the accompanying consolidated statements of operations. The decline in general economic conditions in the United States has negatively impacted the local economic conditions near the Red Hawk Casino Resort and has negatively impacted Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

The financial instruments that subject the Company to concentrations of credit risk consist principally of its notes receivable due from Indian tribes as further discussed in note 3, Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable and Notes Receivable at Fair Value. The notes and interest receivable consist of amounts due related to the open project with the Shingle Springs Tribe as of January 1, 2012 and January 2, 2011. The notes receivable at fair value consist of amounts due related to the development project with the Jamul Tribe as of January 2, 2011. Lakes manages the risk related to open projects and related notes receivable by overseeing the day-to-day management of operations and evaluating collectability (the need for an allowance for doubtful collection and possible charge-off) of the notes receivable based upon operational performance on a case by case basis. For development projects, Lakes monitors the feasibility of the projects, including the likelihood the project will open and be financially successful, before making advances to the Indian tribes. In the event any of the receivables become uncollectible, the maximum losses to be sustained would be the carrying value of the receivables, plus the net carrying value of the related unamortized intangible assets.

Restructuring Activities

On October 15, 2010, the Company implemented a reduction in force resulting in the termination of 13 employees. These actions were designed to streamline and reduce the Company’s cost structure, increase its financial strength and align its workforce with anticipated staffing needs. The Company incurred charges of approximately $0.5 million, which related to cash outlays for employee severance benefits. The charges incurred are included in selling, general and administrative expenses on the consolidated statement of operations and relate to the Corporate segment. All amounts were paid as of January 2, 2011.

2.  Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of net earnings (loss) during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next year relate to: valuation and the realizability of notes receivable and other long-term assets related to Indian casino projects, fair value measurements, income tax liabilities and deferred income tax asset valuation allowances.

Year End

The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of operations ended on January 1, 2012 (“fiscal 2011”) and January 2, 2011 (“fiscal 2010”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lakes and its subsidiaries. In addition, as discussed in note 1, Nature of Business, the financial position of Evitts is consolidated in the Company’s consolidated balance sheet as of January 1, 2012, and its results of operations for the period ended January 1, 2012 are included in the Company’s consolidated statements of operations and cash flows. At January 1, 2012, approximately $2.3 million of the Company’s consolidated total assets related to Evitts.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are less than 20% owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 6, Investment in Unconsolidated Investee.

Certain immaterial reclassifications to amounts previously reported have been made to conform to the current period presentation, affecting certain components of long-term assets related to Indian casino projects.

Revenue Recognition

Revenue from the management, development, financing of and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-Term Assets Related to Indian Casino Projects.” Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No amounts were deemed uncollectible during fiscal 2011 and fiscal 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with original maturities of three months or less.

Investment in Unconsolidated Investee

Investments in an entity where the Company owns less than 20% of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in the entity where the Company owns twenty percent or more but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method. The Company has a policy in place to review its investments at least annually, to evaluate the accounting method and carrying value of the investments in these companies. The cost method investments are subject to impairment assessment if there are identified events or changes in circumstance that may have a significant adverse affect on the fair value of the respective investment. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and improvements	15-40 years
Furniture and equipment	3-7 years

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date until the casino opens using then current assumptions including typical market discount rates, and expected repayment terms as may be affected by estimated future interest rates and opening dates, with the latter affected by changes in project-specific circumstances such as ongoing litigation, the status of regulatory approval and other factors previously noted. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in Lakes’ consolidated statement of operations.

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

Notes receivable for open casinos are periodically evaluated for impairment pursuant to Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”). Lakes considers a note receivable to be impaired when, based on current information and events, it is determined that Lakes will not be able to collect all amounts due according to the terms of the note receivable agreement. Subsequent to the initial impairment evaluation, we continue to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310. Impairment is measured based on the present value of expected future cash flows discounted at the note receivable’s effective interest rate. Interest income for impaired notes receivable will be accrued on the net carrying amount of the impaired note receivable under the effective interest method with significant changes to expected cash flows reflected in the impairment charge on notes receivable.

The allowance for impaired notes receivable is established through a charge to expense. Any note receivable principal considered to be uncollectible by management is charged against the allowance for impaired notes receivable.

Intangible Assets Related to Indian Casino Projects

Intangible assets related to the acquisition of the management, development, consulting or financing contracts are periodically evaluated for impairment based on the estimated cash flows from the contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of land held for development and other assets associated with the Indian casino projects described below, exceeds the undiscounted cash flow, an impairment charge is recorded. Such an impairment charge is measured based on the difference between the fair value and carrying value of the assets. Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casino opens. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes interest in the projects from third parties.

Land Held for Development

Included in land held for development is land held for possible sale to the Jamul Tribe. In the event that this land is not sold to the Jamul Tribe, the Company has the right to sell it to a third party. Lakes evaluates this asset for impairment in combination with intangible assets related to the acquisition of the management, development, consulting or financing contracts and other assets related to the Indian casino projects as discussed above.

Management Fees Receivable and Other

Other assets include amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino projects in addition to deferred management fees and interest due from the Shingle Springs Tribe. Also included in this category are costs incurred related to the Indian casino projects, which have not yet been included as part of the notes receivable because of timing of the payment of these costs.

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Share-Based Compensation Expense

Lakes has various share-based compensation programs, which provide for equity awards including stock options and restricted stock. Lakes uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of Lakes’ stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See note 10, Share-Based Compensation, for additional discussion.

Income Taxes

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

Litigation Costs

The Company does not accrue for future litigation costs, if any, to be incurred in connection with outstanding litigation and other dispute matters but rather records such costs when the legal and other services are rendered.

New Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring (Topic 310) (“ASU 2011-02”). ASU 2011-02 clarifies the guidance on a creditor’s evaluation of whether a concession has been granted to a debtor and whether a debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim or annual reporting period beginning on or after June 15, 2011. Lakes adopted ASU 2011-02 on July 4, 2011, which did not have an impact on its consolidated financial statements.

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

Information with respect to the notes and interest receivable at January 1, 2012 is summarized in the following table (in thousands):

Shingle Springs Tribe
Pre-construction advances	$66,720
Minimum guarantee payment advances	1,076
Interest receivable	1,217
Unearned discount	(13,659)
Allowance for impaired notes receivable	(20,118)

Total notes and interest receivable, net of allowance	35,236
Less current portion of notes receivable	(1,076)

Long-term notes and interest receivable, net of current portion, discount and allowance	$34,160

Information with respect to the notes and interest receivable at January 2, 2011 is summarized in the following table (in thousands):

	Shingle Springs Tribe	Iowa Tribe of Oklahoma	Total
Pre-construction advances	$66,720	$1,431	$68,151
Minimum guarantee payment advances	1,000	—	1,000
Interest receivable	335	—	335
Unearned discount	(14,914)	—	(14,914)
Allowance for impaired notes receivable	(20,975)	—	(20,975)

Total notes and interest receivable, net of allowance	32,166	1,431	33,597
Less current portion of notes receivable	(974)	(1,431)	(2,405)

Long-term notes and interest receivable, net of current portion, discount and allowance	$31,192	$—	$31,192

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

Allowance for impaired notes balance, January 3, 2010	$—
Recoveries	—
Charge-offs	—
Impairment charge on notes receivable	20,975

Allowance for impaired notes balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(857)

Allowance for impaired notes balance, January 1, 2012	$20,118

Shingle Springs Tribe – Red Hawk Casino

At January 1, 2012 and January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. As of January 2, 2011, an allowance of $21.0 million was established through an impairment charge on the notes receivable and is included in the consolidated statement of operations for fiscal 2010. The outstanding principal on the notes and interest receivable from the Shingle Springs Tribe was $69.0 million as of January 1, 2012, which is comprised of $66.7 million related to pre-construction advances, $1.1 million of advances related to the minimum guaranteed monthly payment and $1.2 million related to interest receivable. The carrying amount of the notes and interest receivable, which is net of unearned discount of $13.7 million and allowance for impairment of $20.1 million, was $35.2 million as of January 1, 2012. The outstanding amount on the notes and interest receivable from the Shingle Springs Tribe was $68.0 million as of January 2, 2011, which was comprised of $66.7 million related to pre-construction advances, $1.0 million of advances related to the minimum guaranteed monthly payment and $0.3 million related to interest receivable. The carrying amount of the notes and interest receivable, which was net of unearned discount of $14.9 million and allowance for impairment of $21.0 million, was $32.1 million as of January 2, 2011. The carrying amount as of January 1, 2012 represents the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

Lakes entered into a development and management agreement with the Shingle Springs Tribe in 1999 to develop and manage the Red Hawk Casino which is located adjacent to US Highway 50, approximately 30 miles east of Sacramento, California. The Shingle Springs Tribe obtained $450 million of senior note financing and $77 million for furniture, furnishings and equipment financing, and under the terms of the development and management agreement, Lakes made pre-construction advances to the Shingle Springs Tribe of $74.4 million, including interest accrued during the pre-construction period. The Red Hawk casino opened on December 17, 2008.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are scheduled to be repaid over the original seven-year term at the stated interest rate of prime plus 2% (5.25% as of January 1, 2012). If, however, net revenues (as defined in the management and development agreement) from the project are insufficient, payments are deferred. Lakes classifies principal amounts expected to be received within the next fiscal year, if any, as current portion of notes receivable from casino projects on the consolidated balance sheets. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe, various debt with interest accrued thereon (including Lakes’ pre-construction advances), management fee due to Lakes and other obligations, if any, and the remaining funds, if any, distributed to the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the transition loan, if any, from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. Due to the temporary nature of the principal payment suspension and no forgiveness of principal is being granted, any such deferrals would not meet the criteria for a troubled debt restructuring under ASC 310-40, Troubled Debt Restructurings by Creditors.

The management agreement includes provisions that allow the Shingle Springs Tribe to buy-out the management contract after four years from the opening date. The buy-out amount is based upon the previous year of management fees earned multiplied by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes would immediately become due and payable.

Jamul Tribe

Lakes initially entered into an agreement with the Jamul Tribe during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California. The Jamul Tribe has a compact with the State of California and the two basic requirements to eventually build a successful project – federal recognition as an Indian tribe and Indian land eligible for gaming.

On November 22, 2011, Lakes entered into the Jamul Development Agreement with the Jamul Tribe. The Jamul Development Agreement superseded and replaced the previous development financing and services agreement entered into by Lakes and the Jamul Tribe in 2006. As a result of entering into the Jamul Development Agreement, accrued interest on amounts previously advanced by Lakes to the Jamul Tribe and on land that may be sold to the Jamul Tribe was decreased by approximately $19.6 million. As of January 1, 2012, Lakes had advanced approximately $56.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the project with the Jamul Tribe and terminated the Jamul Development Agreement effective March 13, 2012. As a result, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of January 1, 2012 and incurred a net unrealized loss of approximately $11.9 million during fiscal 2011 related to the notes receivable. During fiscal 2012 through the Termination Date, Lakes had advanced an additional $0.8 million that will be reflected as losses in Lakes’ consolidated statement of operations in the first quarter of fiscal 2012. Pursuant to the Jamul Development Agreement, Lakes is required to fund tribal support costs of approximately $0.6 million subsequent to the Termination Date and provide funding of certain Post-Termination Payments. These amounts will also be reflected as losses during fiscal 2012.

Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

Notes receivable from the Jamul Tribe (“Jamul notes receivable”) are carried at their estimated fair value of zero and $11.1 million as of January 1, 2012 and January 2, 2011, respectively. To value the Company’s notes receivable from Indian tribes for projects under development, the Company utilizes valuation models based on management’s estimates of expected cash flow streams, discount rates and, as applicable, probabilities of casinos opening and the expected opening dates, and projected pre- and post-opening date interest rates. The discount rate for the projects is based on the yields available on certain financial instruments at the valuation date, the risk level of equity investments in general and the specific operating risks associated with similar financial instruments. In estimating this discount rate, market data of other public gaming related companies is also considered. The estimated casino opening date used in the valuations of the notes receivable related to Indian casino projects that are not yet under construction and in the development phase reflects the weighted-average of three scenarios: a base case (which is based on the Company’s forecasted casino opening date) and one and two years out from the base case. Once a casino project is under construction, the weighted-average scenarios are no longer used and only the planned opening date is used in the valuation. The projected pre- and post-opening interest rates are based upon the one year U.S. Treasury Bill spot-yield curve per Bloomberg and the specific assumptions on contract term, stated interest rate and casino opening date. The probability applied to each project is based upon a weighting of various possible scenarios with one scenario assuming the casino never opens. The other scenarios assume the casino opens but apply different opening dates. The probability-weighting applied to each scenario is intended to effectively capture the element of risk in these projects and is based upon the status of each project, review of the critical milestones and likelihood of achieving the milestones. The terms and assumptions used to value the notes receivable at estimated fair value related to the Jamul Tribe are as follows (dollars in thousands):

	As of January 1, 2012	As of January 2, 2011
Face value of note (principal and interest)	$56,490	$61,108
	($43,746 principal and $12,744 interest*)	($39,638 principal and $21,470 interest)
Estimated months until casino opens (weighted average of three scenarios)	(**)	66 months
Projected interest rate until casino opens	(**)	7.29%
Projected interest rate during the loan repayment term	(**)	10.19%
Discount rate	(**)	20.00%
Repayment terms of note	(**)	120 months
Probability rate of casino opening	(**)	50%

(*) As a result of entering into the Jamul Development Agreement, accrued interest was decreased by approximately $11.3 million.

(**) During March 2012, Lakes terminated the Jamul Development Agreement with the Jamul Tribe. As a result, during fiscal 2011, Lakes recorded an unrealized loss on notes receivable of $11.9 million after determining the fair value of the notes receivable from the Jamul Tribe to be zero. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment. Lakes will continue to monitor the status of the project and any changes in the value of the Jamul notes receivable will be recorded in the consolidated statement of operations.

Changes in the carrying value of the Jamul notes receivable are as follows (in thousands):

Balance, January 3, 2010	$9,761
Net unrealized gains on notes receivable	735
Advances	3,131
Allocation of advances to intangible asset	(2,498)

Balance, January 2, 2011	$11,129
Net unrealized losses on notes receivable	(11,892)
Advances	4,108
Allocation of advances to intangible asset	(3,345)

Balance, January 1, 2012	$—

See note 14, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the Jamul notes receivable.

4.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets

Intangible assets consist of costs associated with the acquisition of the management, development, consulting, or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

	Pokagon Band(*)	Shingle Springs Tribe(**)	Jamul Tribe(***)	Total
Balance, January 3, 2010	$17,346	26,328	—	43,674
Allocation of advances	—	—	2,498	2,498
Amortization	(6,715)	(4,422)	—	(11,137)
Impairment charges	—	(16,664)	(2,498)	(19,162)

Balance, January 2, 2011	10,631	$5,242	$—	$15,873
Allocation of advances	—	—	3,345	3,345
Amortization	(10,631)	(1,058)	—	(11,689)
Impairment charges	—	—	(3,345)	(3,345)

Balance, January 1, 2012	$—	$4,184	$—	$4,184

(*)	Due to the Buy-Out Agreement, the remaining estimated useful life of intangible assets associated with the Pokagon Band was revised and was determined to be through June 30, 2011 resulting in the intangible assets being fully amortized as of June 30, 2011.

(**)	The intangible assets related to the Shingle Springs Tribe are being amortized through the end of the management agreement, which expires in December 2015. Due to the carrying amount of the intangible assets associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment charges of $16.7 million were recognized during fiscal 2010.

(***)	Due to the continued uncertainty surrounding the Jamul Casino Project and Lakes’ termination of the Jamul Development Agreement in March 2012, Lakes recognized an impairment charge of $3.3 million and $2.5 million related to the intangible assets associated with this project during fiscal 2011 and fiscal 2010, respectively. The impairment charge is included in impairments and other losses in the consolidated statements of operations.

Based on the length of the management agreement with the Shingle Springs Tribe, the Company expects to recognize amortization expense related to the Shingle Springs intangible assets as follows (in thousands):

Fiscal year
2012	1,057
2013	1,057
2014	1,057
2015	1,013

$4,184

Land Held for Development

Lakes currently owns approximately 96 acres of land for possible sale to the Jamul Tribe. In the event that this land is not sold to the Jamul Tribe, the Company has the right to sell it to a third party. This land held for development is carried at $1.0 million as of January 1, 2012 and January 2, 2011.

Management Fees Receivable and Other

Long-term assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $6.0 million and $3.1 million as of January 1, 2012 and January 2, 2011, respectively. As defined in the management and development agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient. In addition, long-term assets include amounts due from Mr. Kevin M. Kean (see note 9, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $1.3 million and $1.8 million, net of current portion of $0.5 million as of January 1, 2012 and January 2, 2011.

5.  Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	January 1, 2012	January 2, 2011
Building and improvements	$6,619	$6,497
Furniture and equipment	1,551	1,517

	8,170	8,014
Less accumulated depreciation	(3,107)	(2,911)

	$5,063	$5,103

6.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures for the two casino development projects in Cincinnati and Cleveland, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At January 1, 2012 and January 2, 2011, Lakes had invested a total of $15.7 million and $2.4 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the casinos in Ohio in return for a corresponding equity interest in those casinos (see note 15, Commitments and Contingencies).

7.  Land Held for Sale

During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi which was previously held for development. As a result, during fiscal 2011, Lakes reclassified the land as held for sale. As of January 1, 2012, the land is carried at $1.7 million on the accompanying consolidated balance sheet, which is its estimated fair value less expected cost to sell. As of January 2, 2011, the land was classified as held for development and was carried at fair value of $3.3 million on the accompanying consolidated balance sheet. Due to continued declines in the estimated fair value of the land, Lakes recognized impairment charges of approximately $1.6 million during both fiscal 2011 and fiscal 2010, which are included in impairments and other losses on the consolidated statements of operations.

8.  Loan Agreement

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of January 1, 2012 and January 2, 2011, no amounts were outstanding under the Loan Agreement.

9.  Contract Acquisition Costs Payable

Pokagon Band – Four Winds Casino Resort

The Company was obligated to an unrelated third party as part of an agreement associated with the Company obtaining the management contract with the Pokagon Band. As of January 2, 2011, the carrying amount of the liability was $0.7 million, net of a discount of $0.1 million. Due to the June 2011 Buy-Out Agreement with the Pokagon Band and terms in the agreement with the unrelated third party, the Company made a final payment of $0.4 million on the obligation. No additional amounts are owed under this obligation as of January 1, 2012.

During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the obligation discussed above from the unrelated third party. The Partnership received approximately $0.3 million per year of the payment stream related to this obligation. The Partnership received a final payment of $0.4 million during the second quarter of fiscal 2011 which represented the remaining obligation. Lyle Berman, Lakes’ Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are partners in the Partnership.

Shingle Springs Tribe – Red Hawk Casino

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk

Casino management agreement, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of January 1, 2012 and January 2, 2011, the remaining carrying amount of the liability was $5.6 million and $6.5 million, net of a $2.3 million and $3.5 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.1 million, net of related discount, are included in current contract acquisition costs payable as of January 1, 2012.

10.  Share-Based Compensation

Overview

Lakes has a 1998 Stock Option and Compensation Plan and a 1998 Director Stock Option Plan (the “1998 plans”), that were approved to grant up to an aggregate of 5.0 million shares and 0.5 million shares, respectively, of incentive and non-qualified stock options to officers, directors and employees. No additional options will be granted under the 1998 plans. In June 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 0.5 million shares of Lakes’ common stock. In August 2009, Lakes’ shareholders amended the 2007 Plan to increase the number of shares of Lakes common stock authorized for awards from 0.5 million to 2.5 million shares. Stock options granted under the 1998 plans and the 2007 Plan typically vest in equal installments over three-year, four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

Consolidated share-based compensation expense, which includes stock options and restricted stock units, was $0.6 million and $0.5 million for fiscal 2011 and fiscal 2010, respectively.

For fiscal 2011 and fiscal 2010, no income tax benefit was recognized in Lakes’ consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options

The following table summarizes stock option activity for fiscal 2011 and fiscal 2010:

	Number of Common Shares			Weighted-Average Exercise Price

	Options Outstanding	Exercisable	Available for Grant
2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	1,667	3.25
Forfeited/cancelled/expired	(390,445)	—	177,745	3.29
Granted	4,000	—	(4,000)	2.29

Balance at January 1, 2012(*)	1,644,639	1,155,347	874,627	2.92

2010
Balance at January 3, 2010	1,704,187	442,350	1,121,413	$3.93
Restricted stock unit activity, net	—	—	9,999	3.25
Forfeited/cancelled/expired	(260,103)	—	154,803	6.67
Granted	587,000	—	(587,000)	1.89

Balance at January 2, 2011(**)	2,031,084	904,076	699,215	2.99

(*)	Options outstanding do not include 38,337 of outstanding restricted stock units.

(**)	Options outstanding do not include 79,996 of outstanding restricted stock units.

Lakes’ determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•

Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to January 1, 2012. Management believes historical data is reasonably representative of future exercise behavior.

•

Expected volatility — The volatility assumption is based on the historical weekly price data of Lakes’ stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•

Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Lakes’ management has reviewed the historical forfeitures which have been minimal, and as such presently amortizes the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following assumptions were used to estimate the fair value of stock options:

	For the Fiscal Year Ended
	2011	2010
Expected dividend yield	—	—
Risk-free interest rate	1.94%	2.59%
Expected term (in years)	10 years	10 years
Expected volatility	78.61%	88.08%

As of January 1, 2012, the options outstanding had a weighted-average remaining contractual life of 7.2 years, weighted-average exercise price of $2.92 and an aggregate intrinsic value of zero. The options exercisable have a weighted-average exercise price of $3.18, a weighted-average remaining contractual life of 6.7 years and an aggregate intrinsic value of zero as of January 1, 2012.

As of January 1, 2012, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.7 million, which is expected to be recognized over a weighted-average period of 1.9 years. The weighted-average grant-date fair value of stock options granted during fiscal 2011 and fiscal 2010 was $2.29 and $1.89, respectively, per share.

Lakes issues new shares of common stock upon exercise of options.

Restricted Stock Units.

The following table summarizes Lakes’ restricted stock unit activity for fiscal 2011 and fiscal 2010:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25

Balance at January 1, 2012	38,337	3.25

2010
Balance at January 3, 2010	135,000	$3.25
Vested	(45,005)	3.25
Forfeited	(9,999)	3.25

Balance at January 2, 2011	79,996	3.25

As of January 1, 2012, Lakes’ unrecognized share-based compensation related to restricted stock units was less than $0.1 million related to non-vested shares, which is expected to be recognized over a weighted-average period of less than one year.

11.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,644,639 for the year ended January 1, 2012 and 2,031,084 for the year ended January 2, 2011, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

12.  Income Taxes

The provision (benefit) for income taxes for fiscal 2011 and fiscal 2010 consist of the following (in thousands):

	For the Fiscal Year Ended
	2011	2010
Current:
Federal	$(3,316)	$(1,844)
State	82	1,093

	(3,234)	(751)

Deferred:
Federal	—	2,974
State	—	(1,069)

	—	1,905

Total:	$(3,234)	$1,154

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before income taxes for fiscal 2011 and fiscal 2010 are summarized as follows:

	For the Fiscal Year Ended
	2011	2010
Statutory federal tax rate	(35.0)%	(35.0)%
State income taxes, net of federal income taxes	1.0	(2.8)
Change in valuation allowance	(31.1)	109.8
Permanent tax differences	0.8	0.5
Net operating loss and capital loss carryforwards	—	0.3
Resolution of prior year tax matters	0.6	(0.6)
Uncertain tax position	—	(62.8)
Other, net	—	(0.3)

	(63.7)%	9.1%

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	January 1, 2012	January 2, 2011
Current deferred tax asset:
Accruals and reserves	$221	$334
Valuation allowances	(221)	(334)

	$—	$—

Non-current deferred taxes:
Development costs	$13,146	$11,221
Deferred interest on notes receivable	12,396	31,056
Unrealized gains on notes receivable	(857)	(25,086)
Allowance for impaired notes receivable	7,678	8,121
Stock compensation expense	1,435	1,636
Amortization and impairment of intangibles	8,754	14,156
Uncertain tax position	—	3,189
Net operating loss carryforwards	541	521
Investment in unconsolidated investee	(171)	—
Other	(109)	(10)
Valuation allowances	(42,813)	(44,804)

	$—	$—

As of January 1, 2012, management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that management believes exists surrounding its ability to generate future income. Therefore, management determined that a 100% valuation allowance against deferred tax assets was appropriate at January 1, 2012.

As of January 1, 2012, Lakes had approximately $9.5 million of state net operating loss carryforwards. Lakes’ state net operating loss will expire at various times depending on specific state laws.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a settlement agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment. In return, the Louisiana Department of Revenue agreed to dismiss the suit and forever discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable includes $9.0 million related to this settlement agreement. This tax liability was considered an unrecognized tax benefit which affected Lakes’ effective tax rate when it was recognized. Interest related to such uncertain tax position included as a component of income tax expense, amounted to approximately $0.5 million for fiscal 2010. A tax benefit was recognized in fiscal 2010 of $8.5 million for the adjustment to the liability for uncertain tax positions. Lakes issued the payment of $9.0 million related to the settlement agreement during March 2011.

A reconciliation of the unrecognized tax benefits for fiscal 2011 and fiscal 2010 is as follows:

Balance at January 3, 2010	$6,917
Additions for tax positions of prior years	1,083

Balance at January 2, 2011(*)	$8,000
Payment	(8,000)

Balance at January 1, 2012	$—

(*)	Of the $9.0 million Settlement Agreement discussed above, $8.0 million relates to taxes and $1.0 million relates to fees.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states. The U.S. federal income tax returns for the years 2008 – 2010 and state income tax returns in various states for the years 2007 – 2010 remain subject to examination. The Company is currently under IRS audit for the 2009 tax year and no adjustments have been made in the current period.

13.  Employee Retirement Plan

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.1 million and $0.2 million during fiscal 2011 and fiscal 2010, respectively. Company contributions are vested over five years.

14.  Financial Instruments and Fair Value Measurements

Overview

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Balances Measured at Fair Value on a Recurring Basis

Notes receivable from the Jamul Tribe for a project under development are measured at estimated fair value on a recurring basis using unobservable (Level 3) inputs and carried at their estimated fair value of zero and $11.1 million as of January 1, 2012 and January 2, 2011, respectively. See note 3, Long-Term Assets Related to Indian Casino Projects – Notes and Interest Receivable and Notes Receivable at Fair Value, for further discussion regarding the valuation of the Jamul notes receivable.

Balances Measured at Fair Value on a Nonrecurring Basis

The following table shows the amounts of certain of the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

	January 1, 2012

	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	1,729	—	—	1,729

	January 2, 2011

	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$4,430	—	—	$4,430

Land held for development and land held for sale - Land held for development and land held for sale are measured on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use. See note 4, Intangible and Other Assets Related to Indian Casino Projects, for further discussion regarding the valuation of the land held for development and note 7, Land Held for Sale, for further discussion regarding the valuation of the land held for sale.

Balances Disclosed at Fair Value

The following table shows the amounts of certain of the Company’s financial instruments disclosed at fair value (in thousands):

	January 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$34,160	$18,545	Level 3
Other assets related to Indian casino projects	7,315	5,900	Level 3

	January 2, 2011
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$31,192	$26,565	Level 3
Other assets related to Indian casino projects	4,820	4,154	Level 3

Shingle Springs notes and interest receivable - Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 1, 2012 to be approximately $18.5 million using a discount rate of 33% and a remaining estimated term of 109 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 2, 2011, to be approximately $26.6 million using a discount rate of 22.5% and a remaining estimated term of 121 months. See note 3, Long-Term Assets Related to Indian Casino Projects – Notes and Interest Receivable and Notes Receivable at Fair Value, for further discussion regarding the Shingle Springs notes and interest receivable.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean. The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $5.9 million as of January 1, 2012 using a discount rate of 19.5%. Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $4.2 million as of January 2, 2011 using a discount rate of 18.0%. See note 4, Intangible and Other Assets Related to Indian Casino Projects, for further discussion regarding deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean.

Investment in unconsolidated investee - The fair value of the Company’s investment in unconsolidated investee was not estimated as of January 1, 2012 or January 2, 2011, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments. See note 6, Investment in Unconsolidated Investee, for further discussion regarding the Company’s investment in Rock Ohio Ventures.

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $5.6 million and $7.2 million as of January 1, 2012 and January 2, 2011, respectively. See note 9, Contract Acquisition Costs Payable for further discussion regarding the contract acquisition costs payable.

15.  Commitments and Contingencies

General

The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casinos Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Aircraft Lease

On November 17, 2011, Lakes terminated its aircraft lease with Banc of America Leasing & Capital, LLC, which was set to expire on February 28, 2018. To complete the early termination of the lease, Lakes incurred a loss of approximately $3.3 million. Rent expense under the Company’s aircraft operating lease, exclusive of taxes, insurance and maintenance expense was $0.4 million and $0.5 million for fiscal 2011 and fiscal 2010, respectively.

Rock Ohio Ventures, LLC

Lakes’ has a 10% ownership in Rock Ohio Ventures and as of January 1, 2012, Lakes has contributed approximately $15.7 million as required (see note 6, Investment in Unconsolidated Investee). Lakes currently plans to contribute additional capital as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Employment Agreements

Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to three years of base salary and three years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for two years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

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

Miscellaneous Legal Matters

Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, and although unable to estimate the minimum costs, if any, to be incurred in connection with these matters, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon Lakes’ consolidated financial statements. Accordingly, no provision has been made with regard to these matters.

16.  Related Party Transactions

KAR Entities

In 1999, Kean Argovitz Resorts — Jamul, LLC (“KAR-Jamul”) and KAR-Shingle Springs (together, the “KAR Entities”) held rights in development and management agreements for the Jamul and Shingle Springs casino projects and Lakes initially acquired interests in those casino projects by entering into joint ventures with the KAR Entities.

In 2003, Lakes purchased the respective joint venture interests of the KAR Entities. In connection with the purchase transactions, Lakes entered into separate agreements with Kevin M. Kean and Jerry A. Argovitz, the two individual owners of the KAR Entities.

During 2009, Mr. Kean elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Kean are a cost of acquiring contract rights and are therefore recorded as an intangible asset (see note 4, Intangible and Other Assets Related to Indian Casino Projects), which will be amortized through the end of the management agreement term. This obligation is included in contract acquisition costs payable (see note 9, Contract Acquisition Costs Payable).

Lakes has previously made loans to Mr. Kean, of which $1.8 million and $2.3 million were included in other assets in the accompanying consolidated balance sheets as of January 1, 2012 and January 2, 2011, respectively. Lakes continues to monitor the collectability of these receivables on a quarterly basis and has concluded that repayment is probable as Mr. Kean has agreed that 50% of the amounts payable to him under the agreement with Lakes shall be applied toward repayment of his indebtedness to Lakes.

During 2009, Mr. Argovitz elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Company’s entity that holds the rights to the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Argovitz are a cost of acquiring contract rights and therefore recorded as an intangible asset (see note 4, Intangible and Other Assets Related to Indian Casino Projects), which will be amortized through the end of the management agreement term. This obligation is included in contract acquisition costs payable (see note 9, Contract Acquisition Costs Payable).

Lyle Berman Family Partnership.

Lakes had an obligation to make quarterly payments during the term of the management contract of the Four Winds Casino Resort to an unrelated third party. During 2006, the Lyle Berman Family Partnership (the “Partnership”) purchased a portion of the unrelated third party receivable. The Partnership received approximately $0.3 million per year of the payment stream related to this obligation during the five-year term of the management contract of the Four Winds Casino Resort. The Partnership received a final payment of $0.4 million during the second quarter of fiscal 2011 which represented the remaining obligation. Lyle Berman, Lakes’ Chief Executive Officer, does not have an ownership or any other beneficial interest in the Partnership. However, Neil I. Sell, a director of Lakes, is one of the trustees of the irrevocable trusts for the benefit of Lyle Berman’s children who are the partners in the Partnership.

17.  Segment Information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, the Pokagon Band, the Jamul Tribe and the Iowa Tribe of Oklahoma. The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing and management of gaming-related properties and potential developments of gaming-related properties in Florida, Maryland, Mississippi and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated
Fiscal 2011
Revenue	$35.4	$—	$0.2	$35.6
Impairments and other losses	3.6	1.6	3.3	8.5
Loss on convertible note receivable	—	4.0	—	4.0
Earnings (loss) from operations	7.6	(6.0)	(11.9)	(10.3)
Total assets	48.0	19.9	48.1	116.0
Investment in unconsolidated investee	—	15.7	—	15.7
Depreciation expense	—	—	0.3	0.3
Amortization of intangible assets related to Indian casino projects	11.7	—	—	11.7

Fiscal 2010
Revenue	$24.5	$—	$0.1	$24.6
Impairment charges on notes receivable	21.0	—	—	21.0
Impairments and other losses	21.2	1.6	—	22.8
Equity in loss of unconsolidated investee	—	(0.1)	—	(0.1)
Earnings (loss) from operations	(28.2)	0.1	(12.7)	(40.8)
Total assets	68.7	6.9	51.0	126.6
Investment in unconsolidated investee	—	2.4	—	2.4
Depreciation expense	—	—	0.3	0.3
Amortization of intangible assets related to Indian casino projects	11.1	—	—	11.1

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of January 1, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Lakes has adopted a code of ethics that applies to Lakes’ employees, including its principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Lakes will provide, free of charge, a copy of this code of ethics upon written request sent to our Secretary at 130 Cheshire Lane, Suite 101, Minnetonka, MN 55305.

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in May 2012.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation” and “Director Compensation” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in May 2012.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in May 2012.

Equity Compensation Plan Information

At Lakes’ June 6, 2007 annual shareholders meeting, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 500,000 shares of Lakes’ common stock. In August of 2009, Lakes’ shareholders amended the 2007 Plan to increase the number of shares of Lakes common stock authorized for awards from 500,000 to 2,500,000.

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

The following table provides certain information as of January 1, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
1998 Employee Plan	142,600	$3.55		—
2007 Plan	1,540,376	$2.79	(*)	874,627

Total	1,682,976			874,627

(*) Represents the weighted-average exercise price of outstanding securities and is calculated by taking into account the 38,337 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest, for no consideration. The weighted-average exercise price of outstanding securities calculated without taking into account the 38,337 shares of common stock subject to outstanding restricted stock units that become issuable as those units vest for no consideration is $2.86.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR

                  INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in May 2012.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in May 2012.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description
2.1	Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998 (the “Lakes Form 10”)).

3.1	Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)

3.2	Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

3.3	First Amended By-laws of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.)

10.1	Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.2	Operating Agreement of Lakes KAR — Shingle Springs, LLC dated as of the 29th day of July, 1999, by Lakes Shingle Springs, Inc. and Kean Argovitz Resorts — Shingle Springs, LLC. (Incorporated herein by reference to Exhibit 10.75 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.3	Assignment and Assumption Agreement between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.76 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.4	Assignment and Assumption Agreement and Consent to Assignment and Assumption, by and between Lakes Gaming, Inc., a Minnesota corporation, and Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.77 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.5	Security Agreement dated as of the 29th day of July, 1999, by and between Lakes Shingle Springs, Inc., a Minnesota corporation, and Lakes KAR — Shingle Springs, LLC, a Delaware limited liability company. (Incorporated herein by reference to Exhibit 10.78 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.6	Promissory Note dated as of the 29th day of July, 1999, by and among Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company, and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.79 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.7	Pledge Agreement dated as of the 29th day of July, 1999, by and between Kean Argovitz Resorts — Shingle Springs, LLC, a Nevada limited liability company and Lakes Shingle Springs, Inc., a Minnesota corporation. (Incorporated herein by reference to Exhibit 10.80 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

10.8	Buyout and Release Agreement (Shingle Springs Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Shingle Springs, L.L.C., Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.64 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.9	Consent and Agreement to Buyout and Release (Argovitz — Shingle Springs Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.65 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.10	Consent and Agreement to Buyout and Release (Kean — Shingle Springs Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes KAR — Shingle Springs, L.L.C., Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. (Incorporated herein by reference to Exhibit 10.66 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.11	Shingle Springs Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes KAR — Shingle Springs, L.L.C. (Incorporated herein by reference to Exhibit 10.67 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.12	Buyout and Release Agreement (Jamul Project) dated as of January 30, 2003, by and among Kean Argovitz Resorts — Jamul, L.L.C., Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.68 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.13	Consent and Agreement to Buyout and Release (Argovitz — Jamul Project) dated as of January 30, 2003, by and among Jerry A. Argovitz, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.69 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.14	Consent and Agreement to Buyout and Release (Kean — Jamul Project) dated as of January 30, 2003, by and among Kevin M. Kean, Lakes Kean Argovitz Resorts — California, L.L.C., Lakes Entertainment, Inc., a Minnesota corporation, and Lakes Jamul, Inc. (Incorporated herein by reference to Exhibit 10.70 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.15	Jamul Consulting Agreement dated as of January 30, 2003, by and between Kevin M. Kean and Lakes Kean Argovitz Resorts — California, L.L.C. (Incorporated herein by reference to Exhibit 10.71 to Lakes’ Report on Form 10-K for the fiscal year ended December 29, 2002.)

10.16	First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between Shingle Springs Band of Miwok Indians, a Federally Recognized Tribe and Lakes KAR Shingle Springs, LLC, a Delaware Limited Liability Company, dated October 13, 2003, as amended June 16, 2004, as approved by the National Indian Gaming Commission on July 19, 2004. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended October 3, 2004.)

10.17	Pawnee Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.88 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.18	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.19	Operating Note by the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.92 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.20	Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.94 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.21	Pawnee Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.97 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.22	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.99 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.23	Operating Note by the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.101 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.24	Security Agreement by and between the Pawnee Travel Plaza Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.103 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.25	Pawnee Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.106 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.26	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.108 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.27	Operating Note by the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, in favor of Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.110 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.28	Security Agreement by and between the Pawnee Chilocco Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Management, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.112 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.29	Gaming Development Consulting Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.122 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.30	Iowa Corp Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.123 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.31	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.125 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.32	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Consulting, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.126 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.33	Management Agreement for a Gaming Facility and Related Ancillary Facilities (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.127 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.34	Operating Note (Cimarron Casino) by the Iowa Tribe of Oklahoma, a federally-chartered corporation, in favor of Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.128 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.35	Security Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.130 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.36	Indemnity Agreement (Cimarron Casino) by and among the Iowa Tribe of Oklahoma, a federally-chartered corporation, the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.131 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.37	Tribal Agreement (Cimarron Casino) by and between the Iowa Tribe of Oklahoma, a federally-recognized Indian tribe, and Lakes Iowa Management, LLC, a Minnesota limited liability company, dated January 27, 2005. (Incorporated herein by reference to Exhibit 10.132 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.38	First Amendment to Loan and Security Agreement by and among Lakes California Land Development, Inc., Lakes Entertainment, Inc., Lakes Shingle Springs, Inc., Lakes Jamul, Inc., Lakes KAR Shingle Springs, LLC, Lakes Kean Argovitz Resorts-California, LLC and collectively, Lakes Pawnee Consulting, LLC, Lakes Pawnee Management, LLC, Lakes Kickapoo Consulting, LLC, Lakes Kickapoo Management, LLC, Lakes Iowa Consulting, LLC, Lakes Iowa Management, LLC, and Kevin Kean, a resident of the state of Nevada, dated June 2, 2005. (Incorporated herein by reference to Exhibit 10.145 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.39	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc (including its subsidiaries and affiliates) and Lyle Berman. (Incorporated herein by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

10.40	Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

10.41	Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.42	Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.43	Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.44	Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.45	Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.46	First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.47	Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.48	Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.49	Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.50	First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.51	First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.52	Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.53	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.54	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.55	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.56	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.57	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.58	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.59	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.60	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.61	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and High Income Portfolio. (Incorporated by reference to Exhibit 10.10 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.62	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Boston Income Portfolio. (Incorporated by reference to Exhibit 10.11 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.63	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and T. Rowe Price High Yield Fund, Inc. (Incorporated by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.64	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Bank of America, N. A. (Incorporated by reference to Exhibit 10.13 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.65	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Andover Capital Partners LP. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.66	Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Baldwin Enterprises, Inc. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.67	Second Amendment dated January 23, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2007.)

10.68	Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)

10.69	Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.70	Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.71	Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.72	Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.73	Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.74	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*

10.75	Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008).

10.76	Intercreditor and Subordination Agreement, dated as of September 30, 2008, with Bank of Utah, as FF&E agent (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.77	First Amendment to Intercreditor and Subordination Agreement, dated as of September 30, 2008, with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.78	Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.79	Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.80	Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.81	Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.82	First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.83	First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.84	Joint Funding Arrangement and Development Option for Gaming Facilities in Ohio dated October 28, 2009 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.85	Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.86	Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)

10.87	First Amendment to Agreement dated April 6, 2010 by and between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 9, 2010)

10.88	Business Termination Agreement dated May 12, 2010 by and between the Iowa Tribe of Oklahoma, Lakes Ioway Consulting, LLC and Lakes Iowa Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 18, 2010)

10.89	Termination Agreement dated July 13, 2010 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 15, 2010)

10.90	Change in Terms Agreement dated October 28, 2010 between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q filed with the Commission on November 10, 2010)

10.91	Settlement Agreement dated March 17, 2011 between Lakes Entertainment, Inc. and Cynthia Bridges, Secretary of the Department of Revenue, State of Louisiana. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2011)

10.92	Buyout and Termination Agreement dated June 30, 2011 among Great Lakes Gaming of Michigan, LLC, f/k/a Great Lakes of Michigan, LLC; Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc.; Lakes Gaming and Resorts, LLC; Pokagon Properties, LLC; Filbert Land Development; Pokagon Gaming Authority; and Pokagon Bank of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2011)

10.93	Convertible Promissory Note dated August 23, 2011 between Dania Entertainment Center, LLC and Lakes Florida Development, LLC and Development Services and Management Agreement dated August 23, 2011 by and among Dania Entertainment Center, LLC and Lakes Florida Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 26, 2011)

10.94	Limited Liability Company Agreement for Evitts Resort, LLC dated September 22, 2011 between Lakes Maryland Development, LLC and Addy Entertainment, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.95	Development Services and Management Agreement dated September 22, 2011 by and among Evitts Resort, LLC and Lakes Maryland Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.96	First Amended and Restated Operating Agreement of Rock Ohio Ventures, LLC by and between Rock Ohio Ventures I, LLC, Rock Ohio Ventures II, LLC and Lakes Ohio Development effective as of January 28, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 24, 2011)

10.97	Pre-Development, Development and Financing Arrangement Agreement by and between the Jamul Indian Village and Lakes Jamul Development, LLC, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.98	Option Agreement and Escrow Instructions by and between Lakes Kean Argovitz Resorts — California, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.99	Amended and Restated Security Agreement by and between Lakes Jamul Development, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm dated March 16, 2012.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101	The following financial information from Lakes Entertainment Inc.’s annual report on Form 10-K for the period ended January 1, 2012, filed with the SEC on March 16, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheet as of January 1, 2012 and January 2, 2011, (ii) the Consolidated Statement of Operations for the years ended January 1, 2012 and January 2, 2011, (iii) the Consolidated Statement of Cash Flows for the years ended January 1, 2012 and January 2, 2011, (iv) the Consolidated Statement of Shareholders’ Equity for the years ended January 1, 2012 and January 2, 2011, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.**

*	Management Compensatory Plan or Arrangement

**	Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this annual report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC. Registrant

By:	/s/ LYLE BERMAN
Name: Lyle Berman
Title: Chairman of the Board and
Chief Executive Officer

Dated as of March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 16, 2012.

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