Form 10-Q
period 2012-04-01
LAKES ENTERTAINMENT INC
filed 2012-05-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

  (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

or

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

As of May 7, 2012, there were 26,440,936 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	April 1, 2012	January 1, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,441	$38,557
Accounts receivable	167	117
Current portion of notes receivable from Indian casino projects	—	1,076
Deposits	2,100	2,250
Income taxes receivable	5,347	3,472
Other	1,257	1,013

Total current assets	48,312	46,485

Property and equipment	8,175	8,170
Accumulated depreciation	(3,160)	(3,107)

Property and equipment, net	5,015	5,063

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	35,081	34,160
Intangible assets, net of accumulated amortization of $1.3 and $11.7 million	3,920	4,184
Land held for development	—	960
Management fees receivable and other	6,795	7,315

Total long-term assets related to Indian casino projects	45,796	46,619

Other assets:
Investment in unconsolidated investee	15,706	15,706
Land held for development	1,130	170
Land held for sale	1,729	1,729
Other	228	228

Total other assets	18,793	17,833

Total assets	$117,916	$116,000

Liabilities and shareholders’ equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.9 and $0.9 million discount	$1,104	$1,055
Accounts payable	660	354
Accrued payroll and related	359	534
Other accrued expenses	436	400

Total current liabilities	2,559	2,343
Long-term contract acquisition costs payable, net of current portion and $1.2 and $1.4 million discount	4,273	4,568

Total liabilities	6,832	6,911

Commitments and contingencies
Shareholders’ equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,406 common shares issued and outstanding	264	264
Additional paid-in capital	203,849	203,747
Deficit	(93,457)	(95,272)

Total Lakes Entertainment, Inc. shareholders’ equity	110,656	108,739
Noncontrolling interest	428	350

Total equity	111,084	109,089

Total liabilities and shareholders’ equity	$117,916	$116,000

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Earnings

(In thousands, except per share data)

	Three Months Ended
	April 1, 2012	April 3, 2011
Revenues:
Management fees	$1,943	$5,835
License fees and other	20	58

Total revenues	1,963	5,893

Costs and expenses:
Selling, general and administrative	2,303	2,656
Impairments and other losses	929	874
Amortization of intangible assets related to operating casinos	264	1,943
Depreciation	54	57

Total costs and expenses	3,550	5,530

Net unrealized gains on notes receivable	—	862

Earnings (loss) from operations	(1,587)	1,225

Other income (expense):
Interest income	1,583	1,468
Interest expense	(252)	(321)
Other	14	—

Total other income, net	1,345	1,147

Earnings (loss) before income taxes	(242)	2,372
Income taxes (benefit)	(1,997)	992

Net earnings including noncontrolling interest	1,755	1,380
Net loss attributable to noncontrolling interests	60	—

Net earnings attributable to Lakes Entertainment, Inc.	$1,815	$1,380

Weighted-average common shares outstanding
Basic	26,431	26,398
Dilutive effect of restricted stock units	—	30

Diluted	26,431	26,428

Earnings per share
Basic	$0.07	$0.05
Diluted	$0.07	$0.05

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	April 1, 2012	April 3, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$1,755	$1,380
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by (used in) operating activities:
Depreciation	54	57
Amortization of debt issuance costs and imputed interest on contract acquisition costs	252	321
Accretion of interest and additions to long-term interest receivable	(921)	(684)
Amortization of intangible assets related to operating casinos	264	1,943
Share-based compensation	108	176
Net unrealized gains on notes receivable	—	(742)
Impairments and other losses	929	874
Changes in operating assets and liabilities:
Accounts and management fees receivable	420	(1,168)
Deposits	150	—
Other current assets	(245)	(512)
Income taxes payable / receivable	(1,875)	(8,750)
Accounts payable and accrued expenses	178	(164)

Net cash provided by (used in) operating activities	1,069	(7,269)

INVESTING ACTIVITIES:
Payments to acquire investment in unconsolidated investee	—	(4,862)
Change in management fees receivable and other	50	(670)
Purchase of property and equipment	(5)	(5)
Advances on notes receivable	(941)	(2,125)
Collection on notes receivable	1,076	1,777
Increase in other long-term assets	(4)	(3)

Net cash provided by (used in) investing activities	176	(5,888)

FINANCING ACTIVITIES:
Noncontrolling interest member contributions	139	—
Contract acquisition costs payable	(500)	(650)

Net cash used in financing activities	(361)	(650)

Net increase (decrease) in cash and cash equivalents	884	(13,807)
Cash and cash equivalents — beginning of period	38,557	45,233

Cash and cash equivalents — end of period	$39,441	$31,426

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

Interim Condensed Consolidated Financial Statements

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation, and Subsidiaries (individually and collectively “Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended January 1, 2012, previously filed with the SEC, from which the balance sheet information as of that date is derived. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Lakes and its subsidiaries. In addition, as discussed in note 4, Investment in Evitts Resort, LLC, the financial position of Evitts Resort, LLC is consolidated in the Company’s consolidated balance sheet as of April 1, 2012 and January 1, 2012, and its results of operations for the three months ended April 1, 2012 are included in the Company’s consolidated statements of earnings and cash flows. The Company’s consolidated total assets related to Evitts Resort, LLC were $2.1 million and $2.3 million as of April 1, 2012 and January 1, 2012, respectively.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are less than 20% owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 7, Investment in Unconsolidated Investee.

2.  New Accounting Standards

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820) (“ASU 2011-04”). ASU 2011-04 includes updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. Lakes adopted ASU 2011-04 on January 2, 2012, which did not have a material impact on its consolidated financial statements.

3.  Termination of Jamul Development Agreement

Lakes initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.

As of April 1, 2012, Lakes had advanced approximately $57.7 million including accrued interest to the Jamul Tribe related to casino development efforts. Pursuant to the agreement with the Jamul Tribe, Lakes is required to fund tribal support costs of approximately $0.6 million and provide funding of certain professional fees of approximately $0.6 million subsequent to the first quarter of 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of April 1, 2012 and January 1, 2012.

4. Investment in Evitts Resort, LLC

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (the “Commission”) for a video lottery operation license (the “License”) for the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Resort”). Lakes made an initial investment of approximately $2.1 million (the “Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represents a majority ownership interest in Evitts and as a result, the financial position and results of operations of Evitts are included in the Company’s consolidated financial statements as of April 1, 2012 and January 1, 2012.

The License was awarded to Evitts on April 26, 2012 by the Commission and has an initial term of 15 years. The License is contingent on certain approvals by the Maryland State Board of Public Works as well as Evitts obtaining construction financing. Lakes previously negotiated an agreement to buy out Addy’s interest in Evitts after being awarded the License and will become the sole owner of Evitts. The buy-out is expected to occur during the second quarter of 2012. The project is currently expected to cost approximately $62 million. Lakes currently plans to invest up to an additional $17.9 million in the project and will be required to raise additional funds to fully finance the development.

Also during September 2011, Lakes entered into a development services and management agreement with Evitts to develop and manage the gaming facility and existing facilities at the Resort. Lakes will receive a monthly fee equal to two percent of total revenues, plus a monthly incentive fee equal to five percent of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) if all conditions to proceed with the project are met.

5.  Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

The majority of the long-term assets related to Indian casino projects are in the form of notes and interest receivable due from the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) pursuant to the Company’s development, financing, consulting and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. The repayment terms of the notes are dependent upon the operating performance of the Red Hawk Casino. Repayment of the notes is required only if distributable profits are available from the operation of the Red Hawk Casino. In addition, repayment of the notes and the management fees are subordinated to certain other financial obligations of the Red Hawk Casino. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Company’s pre-construction advances); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of April 1, 2012 and concluded that the notes receivable continue to be impaired. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term. In order to assist the Red Hawk Casino in increasing cash levels, allowed payments of principal on the preconstruction advances made by Lakes, if any, are being deferred from March 2011 through December 2013. These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes. The notes and interest receivable carrying amounts at April 1, 2012 and January 1, 2012 represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the contract, which expires in December 2015. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. As of April 1, 2012, no amount was outstanding under this obligation. Lakes collected payments of $1.1 million under this obligation during the three months ended April 1, 2012.

Information with respect to the notes and interest receivable from the Shingle Springs Tribe at April 1, 2012 and January 1, 2012 is summarized in the following table (in thousands):

	April 1, 2012	January 1, 2012
Pre-construction advances	$66,720	$66,720
Minimum guarantee payment advances	—	1,076
Interest receivable	1,529	1,217
Unearned discount	(13,305)	(13,659)
Allowance for impaired notes receivable	(19,863)	(20,118)

Total notes and interest receivable, net of allowance	35,081	35,236
Less current portion of notes receivable	—	(1,076)

Long-term notes and interest receivable, net of current portion and allowance	$35,081	$34,160

Information with respect to the activity in the allowance for impaired notes receivable is summarized in the following table (in thousands):

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(255)

Allowance for impaired notes balance, April 1, 2012	$19,863

2011
Allowance for impaired notes balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(167)

Allowance for impaired notes balance, April 3, 2011	$20,808

6.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets

Intangible assets consist of costs associated with the acquisition of the development, financing and management contracts with the Shingle Springs Tribe for the Red Hawk Casino and are periodically evaluated for impairment after they are initially recorded. The intangible assets related to the Shingle Springs Tribe are being amortized through the end of the management contract, which expires in December 2015.

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, January 1, 2012	$4,184
Amortization	(264)
Impairment losses	—

Balances, April 1, 2012	$3,920

Management Fees Receivable and Other

Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $5.6 million and $6.0 million as of April 1, 2012 and January 1, 2012, respectively. As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient. In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 10, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $1.2 million and $1.3 million, net of current portion of $0.5 million as of April 1, 2012 and January 1, 2012, respectively.

7.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the two casino development projects in Cincinnati and Cleveland, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At April 1, 2012 and January 1, 2012, Lakes had invested a total of $15.7 million in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets. Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the casinos in Ohio in return for a corresponding equity interest in those casinos (see note 15, Commitments and Contingencies).

8.  Land

During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi which was previously held for development. As a result, the land is classified as held for sale. As of April 1, 2012 and January 1, 2012, the land is carried at $1.7 million on the accompanying consolidated balance sheets, which is its estimated fair value less expected cost to sell.

Lakes also owns parcels of undeveloped land in California related to its previous involvement in a potential casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. As of April 1, 2012 and January 1, 2012, these parcels of land are carried at $1.1 million on the accompanying consolidated balance sheets.

9.  Loan Agreement

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of April 1, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

10.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of April 1, 2012 and January 1, 2012, the remaining carrying amount of the liability was $5.4 million and $5.6 million, net of a $2.1 million and $2.3 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.1 million, net of related discount, are included in current contract acquisition costs payable as of April 1, 2012.

11.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, was $0.1 million and $0.2 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

Stock Options

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were no options granted during the three months ended April 1, 2012 and April 3, 2011.

The following table summarizes Lakes’ stock option activity during the three months ended April 1, 2012 and April 3, 2011:

	Number of Common Shares			Weighted-Average Exercise Price

	Options Outstanding	Exercisable	Available for Grant
2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)	—	1,000	2.88

Balance at April 1, 2012	1,528,039	1,081,249	875,627	2.92

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Forfeited/cancelled/expired	(151,667)	—	1,667	3.24

Balance at April 3, 2011(*)	1,879,417	797,982	700,882	2.97

(*)	Options outstanding do not include 38,337 of outstanding restricted stock units.

As of April 1, 2012, the options outstanding had a weighted average remaining contractual life of 7.5 years, weighted average exercise price of $2.92 and aggregate intrinsic value of zero. The options exercisable have a weighted average exercise price of $3.22, a weighted average remaining contractual life of 7.2 years and aggregate intrinsic value of zero as of April 1, 2012.

There were no options exercised during the three months ended April 1, 2012 and April 3, 2011. Lakes’ unrecognized share-based compensation related to stock options was approximately $0.6 million as of April 1, 2012, which is expected to be recognized over a weighted-average period of 1.7 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units

The following table summarizes Lakes’ restricted stock unit activity during the three months ended April 1, 2012 and April 3, 2011:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25

Balance at April 1, 2012	—	—

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25

Balance at April 3, 2011	40,004	3.25

During the three months ended April 1, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

12.  Earnings per Share

For all periods, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,528,039 for the three months ended April 1, 2012 and 1,171,617 for the three months ended April 3, 2011, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

13.  Income Taxes

The income tax benefit for the first quarter of 2012 was $2.0 million compared to an income tax provision of $1.0 million for the first quarter of 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid. In the prior period, the income tax provision consisted primarily of current income tax provision. The Company’s effective tax rates were (1,097)% and 42% for the first quarter of 2012 and 2011, respectively. For the three months ended April 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized. For the three months ended April 3, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets.

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

	April 1, 2012 and January 1, 2012

	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	1,729	—	—	1,729

Land held for development and land held for sale — Land held for development and land held for sale are measured on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use. See note 8, Land, for further discussion regarding the valuation of the land held for sale.

Balances Disclosed at Fair Value

The following table includes the estimated fair value of certain of the Company’s financial instruments (in thousands):

	April 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes receivable	$35,081	$27,936	Level 3
Other assets related to Indian casino projects	6,795	5,473	Level 3

	January 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes receivable	$34,160	$18,545	Level 3
Other assets related to Indian casino projects	7,315	5,900	Level 3

Shingle Springs notes receivable — Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of April 1, 2012 to be approximately $27.9 million using a discount rate of 24% and a remaining estimated term of 106 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 1, 2012, to be approximately $18.5 million using a discount rate of 33% and a remaining estimated term of 109 months.

Other assets related to Indian casino projects — These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 6, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $5.5 million as of April 1, 2012 using a discount rate of 19.5%. Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $5.9 million as of January 1, 2012 using a discount rate of 19.5%.

Investment in unconsolidated investee — The fair value of the Company’s investment in unconsolidated investee was not estimated as of April 1, 2012 or January 1, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment.

Contract acquisition costs payable — The carrying amount of the liability approximates its estimated fair value of $5.4 million and $5.6 million as of April 1, 2012 and January 1, 2012, respectively (see note 10, Contract Acquisition Costs Payable).

15.  Commitments and Contingencies

General

The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the casino Lakes manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of April 1, 2012, Lakes has contributed approximately $15.7 million as required (see note 7, Investment in Unconsolidated Investee). Lakes currently plans to contribute additional capital as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

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

The Indian Casino Projects segment includes operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe, the Pokagon Band, the Jamul Tribe and the Iowa Tribe of Oklahoma. The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing, and management of gaming-related properties in Maryland and Ohio. The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated
Three months ended April 1, 2012
Revenue	$2.0	$—	$—	$2.0
Impairments and other losses	0.9	—	—	0.9
Earnings (loss) from operations	0.6	(0.3)	(1.9)	(1.6)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Three months ended April 3, 2011
Revenue	$5.8	$—	$0.1	$5.9
Impairments and other losses	0.9	—	—	0.9
Earnings (loss) from operations	3.7	—	(2.5)	1.2
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	1.9	—	—	1.9

As of April 1, 2012
Total assets	$46.6	$18.0	$53.3	$117.9
Investment in unconsolidated investees	—	15.7	—	15.7

As of January 1, 2012
Total assets	$48.0	$18.2	$49.8	$116.0
Investment in unconsolidated investees	—	15.7	—	15.7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) primarily develops, finances and manages casino properties with a historical emphasis on those that are Indian-owned. During the first quarter of 2012, we had development and management or financing agreements as follows:

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

•

We initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012. As of April 1, 2012, Lakes had advanced approximately $57.7 million including accrued interest to the Jamul Tribe related to casino development efforts. Pursuant to the agreement with the Jamul Tribe, Lakes is required to fund tribal support costs of approximately $0.6 million and provide funding of certain professional fees of approximately $0.6 million subsequent to the first quarter of 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment. As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of April 1, 2012 and January 1, 2012.

We have also explored, and continue to explore, other casino development projects. An overview of our non-Indian projects is as follows:

•

In October 2009, we entered into an agreement with Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the purpose of funding a percentage of costs associated with the referendum to amend the Ohio constitution to authorize casino gaming in Ohio, which passed in 2009. As of April 1, 2012, we have contributed approximately $15.7 million to Rock Ohio Ventures related to the referendum effort and the development of casinos in Cleveland and Cincinnati. Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its planned casinos in Ohio. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The first phase of the casino project in Cleveland is nearly complete and is expected to open in May 2012. This phase of the casino is expected to feature approximately 2,100 slot machines, 63 table games, a 30-table poker room and multiple food and beverage outlets. The Cincinnati casino is also under construction and is planned to open in 2013. The Cincinnati casino is planned to feature approximately 2,000 slot machines, 116 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.

•

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”), which submitted a response to a request for proposal by the State of Maryland Video Lottery Facility Location Commission (the “Commission”) for a video lottery operation license (the “License”) for the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Resort”). Lakes made an initial investment of approximately $2.1 million (the “Initial Investment”) in Evitts which was used to fund the application fee for its response to the request for proposal. The Initial Investment represented a majority ownership interest in Evitts and as a result, the financial position and results of operations of Evitts are included in the Company’s consolidated financial statements as of April 1, 2012 and January 1, 2012.

The License was awarded to Evitts on April 26, 2012 by the Commission and has an initial term of 15 years. The License is contingent on certain approvals by the Maryland State Board of Public Works as well as Evitts obtaining construction financing. Lakes previously negotiated an agreement to buy out Addy’s interest in Evitts after being awarded the License and will become the sole owner of Evitts. The buy-out is expected to occur during the second quarter of 2012. The project is currently expected to cost approximately $62 million. Lakes currently plans to invest up to an additional $17.9 million in the project and will be required to raise additional funds to fully finance the development. The project will include purchasing the existing four-diamond Resort which includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus golf course in Maryland. Lakes also plans to expand parking and initially construct approximately 50,000 square feet of new space. This new space is expected to open with a minimum of 850 lottery terminals, a new restaurant and a live-entertainment bar.

Also during September 2011, Lakes entered into a development services and management agreement with Evitts to develop and manage the gaming facility and existing facilities at the Resort. Lakes will receive a monthly fee equal to two percent of total revenues, plus a monthly incentive fee equal to five percent of earnings before interest, taxes, depreciation, and amortization (“EBITDA”) if all conditions to proceed with the project are met.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended April 1, 2012.

Three months ended April 1, 2012 compared to the three months ended April 3, 2011

Revenues

Total revenues were $2.0 million for the first quarter of 2012 compared to $5.9 million for the first quarter of 2011. The decrease in revenues for the three months ended April 1, 2012 compared to the three months ended April 1, 2012 was primarily due to the elimination of management fees from the Four Winds Casino Resort resulting from the buy-out agreement for that property by the Pokagon Band of Potawatomi Indians (“Pokagon Band”) during the second quarter of 2011. The decrease in revenues period over period was partially offset by an increase in management fees from the Red Hawk Casino.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $2.3 million in the first quarter of 2012 compared to $2.7 million for the first quarter of 2011. The decline in selling, general and administrative costs in the first quarter of 2012 compared to the first quarter of 2011 resulted primarily from decreases in travel and related expenses due to the termination of the Company’s aircraft lease during the fourth quarter of fiscal 2011 as well as decreases in payroll and related expenses. These decreases were partially offset by an increase in professional fees related to costs incurred by Evitts. For the first quarter of 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation), travel expenses of $0.1 million, and professional fees of $0.8 million. For the first quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million (including share-based compensation), travel expenses of $0.4 million, and professional fees of $0.5 million.

Impairments and Other Losses

Impairments and other losses were $0.9 million in both the first quarter of 2012 and the first quarter of 2011. Due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe, Lakes recognized impairment charges of $0.9 million for the first quarter of 2012. During the first quarter of 2011, Lakes recognized impairment charges of $0.9 million due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects for the first quarter of 2012 was $0.3 million compared to $1.9 million for the first quarter of 2011. The decrease in amortization costs primarily relates to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the buy-out agreement with the Pokagon Band.

Net Unrealized Gains on Notes Receivable

Net unrealized gains on notes receivable related to our notes receivable from the Jamul Indian Tribe, which were adjusted to estimated fair value, based upon the then-current status of the Jamul Casino Project and market conditions. As a result of the termination of our agreement with the Jamul Tribe and the previous write-down of the related notes receivable, there were no net unrealized gains or losses on notes receivable during the first quarter of 2012. In the first quarter of 2011, net unrealized gains on notes receivable were $0.9 million related to the project with the Jamul Tribe due primarily to improvements in the credit markets during that period.

Other Income, net

Other income, net was $1.3 million for the first quarter of 2012 compared to $1.1 million for the first quarter of 2011, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable.

Income Taxes

The income tax benefit for the first quarter of 2012 was $2.0 million compared to an income tax provision of $1.0 million for the first quarter of 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid. In the prior period, the income tax provision consisted primarily of current income tax provision. Our effective tax rates were (1,097)% and 42% for the first quarter of 2012 and 2011, respectively. For the three months ended April 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized. For the three months ended April 3, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes.

Liquidity and Capital Resources

As of April 1, 2012, we had $39.4 million in cash and cash equivalents. We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months and we currently expect to be able to obtain the financing necessary for our planned development projects. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casino we manage. Declines in consumer spending cause our revenue generated from the management of the casinos to be adversely affected. During the first quarter of 2012, our revenues were derived primarily from the management of the Red Hawk Casino. Our contract for the management of this casino continues through December 2015.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month. We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient. As of April 1, 2012, no amount was outstanding under this obligation. We collected payments of $1.1 million under this obligation during the three months ended April 1, 2012. We expect to advance funds for the minimum guaranteed payment during the next twelve months based on the current projected operating results of the property.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At April 1, 2012, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on development notes receivable will be deferred through December 2013. While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the contract.

Lakes terminated the development agreement with the Jamul Tribe in March 2012. As of April 1, 2012, Lakes had advanced approximately $57.7 million including accrued interest to the Jamul Tribe related to casino development efforts. As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of April 1, 2012. Pursuant to the agreement with the Jamul Tribe, Lakes is required to fund additional tribal support costs of approximately $0.6 million and provide funding of certain professional fees of approximately $0.6 million subsequent to the first quarter of 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment. We cannot be assured of the repayment of these amounts.

We have a total investment of $15.7 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to casino developments in Cincinnati and Cleveland, Ohio, we may be required to invest additional funds of up to $9.4 million in those projects. As a result, we may need to obtain additional financing.

In September 2011, we made an initial investment of approximately $2.1 million in Evitts, which was used to fund the application fee for its response to the request for proposal by the State of Maryland Video Lottery Facility Location Commission for a video lottery operation license in Allegany County, Maryland. Lakes previously negotiated an agreement to buy out Addy’s interest in Evitts after being awarded the License and will become the sole owner of Evitts. The buy-out is expected to occur during the second quarter of 2012. The project is currently expected to cost approximately $62 million. Lakes currently plans to invest up to an additional $17.9 million in the project and will be required to raise additional funds to fully finance the development. The construction of this pending casino project in Maryland will depend on the ability of Lakes to obtain additional financing for the project, which cannot be assured.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012. As of April 1, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

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

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC, for our critical accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of April 1, 2012 (unaudited) and January 1, 2012 include long-term assets related to Indian casino projects of $45.8 million and $46.6 million, respectively. The amounts are as follows by project (in thousands):

	April 1, 2012 (Unaudited)
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$35,081	$—	$35,081
Intangible assets related to Indian casino projects	3,920	—	3,920
Management fees receivable and other(*)	5,642	1,153	6,795

	$44,643	$1,153	$45,796

	January 1, 2012
	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$34,160	$—	$—	$34,160
Intangible assets related to Indian casino projects	4,184	—	—	4,184
Land held for development	—	960	—	960
Management fees receivable and other(*)	6,037	—	1,278	7,315

	$44,381	$960	$1,278	$46,619

(*)	Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $5.6 million and $6.0 million as of April 1, 2012 and January 1, 2012, respectively, and notes receivable from related parties of $1.2 million and $1.3 million, net of current portion, as of April 1, 2012 and January 1, 2012, respectively.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date using then current assumptions including casino opening dates, typical market discount rates, pre- and post-opening date interest rates, probabilities of the projects opening and financial models prepared by management. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of earnings.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011. Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of April 1, 2012 and concluded that the notes receivable continue to be impaired. This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $68.2 million as of April 1, 2012, which is comprised of $66.7 million related to pre-construction advances and $1.5 million related to interest receivable. The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $13.3 million and allowance for impairment of $19.8 million, was $35.1 million as of April 1, 2012. The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

We initially entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project. Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012. As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of April 1, 2012 and January 1, 2012. As of April 1, 2012, Lakes had advanced approximately $57.7 million including accrued interest to the Jamul Tribe related to casino development efforts. Pursuant to the agreement with the Jamul Tribe, Lakes is required to fund tribal support costs of approximately $0.6 million and provide funding of certain professional fees of approximately $0.6 million subsequent to the first quarter of 2012. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. Lakes continues to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.

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

Management Fees Receivable and Other

Other assets primarily consist of deferred management fees and related interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project. See note 6, Intangible and Other Assets Related to Indian Casino Projects, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC, for further discussion.

In addition, we incur certain non-reimbursable costs related to the projects which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe — Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $26.9 million furniture, furnishings and equipment financing as of April 1, 2012 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including our pre-construction advances); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe. The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

See note 10, Contract Acquisition Costs Payable, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

These risks and uncertainties include, but are not limited to, the need for potential future financing to meet Lakes’ development needs; the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses, and reliance on Lakes’ management. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended April 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item 1A of our Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC.

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

Dated: May 9, 2012