Form 10-Q
period 2012-07-01
LAKES ENTERTAINMENT INC
filed 2012-08-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2012
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

As of August 6, 2012, there were 26,440,936 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	July 1, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$35,211	$38,557
Accounts receivable	24	117
Current portion of notes receivable from Indian casino projects	-	1,076
Deposits	2,100	2,250
Income taxes receivable	5,487	3,472
Other	1,169	1,013
Total current assets	43,991	46,485
Property and equipment	8,224	8,170
Accumulated depreciation	(3,212)	(3,107)
Property and equipment, net	5,012	5,063

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	36,052	34,160
Intangible assets, net of accumulated amortization of $1.6 and $11.7 million	3,656	4,184
Land held for development	-	960
Management fees receivable and other	5,509	7,315
Total long-term assets related to Indian casino projects	45,217	46,619
Other assets:
Investment in unconsolidated investee	20,161	15,706
Land held for development	1,130	170
Land held for sale	1,729	1,729
Other	201	228
Total other assets	23,221	17,833
Total assets	$117,441	$116,000

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.8 and $0.9 million discount	$1,155	$1,055
Accounts payable	266	354
Accrued payroll and related	431	534
Other accrued expenses	613	400
Total current liabilities	2,465	2,343

Long-term contract acquisition costs payable, net of current portion and $1.0 and $1.4 million discount	3,964	4,568

Total liabilities	6,429	6,911

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,406 common shares issued and outstanding	264	264
Additional paid-in capital	203,780	203,747
Deficit	(93,032)	(95,272)
Total Lakes Entertainment, Inc. shareholders' equity	111,012	108,739
Noncontrolling interest	-	350
Total equity	111,012	109,089
Total liabilities and shareholders' equity	$117,441	$116,000

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Earnings
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenues:
Management fees	$2,503	$28,085	$4,446	$33,920
License fees and other	16	72	36	130
Total revenues	2,519	28,157	4,482	34,050

Costs and expenses:
Selling, general and administrative	1,905	2,286	4,208	4,942
Impairments and other losses	1,399	635	2,328	1,509
Amortization of intangible assets related to operating casinos	265	9,217	528	11,160
Depreciation	51	55	106	112
Total costs and expenses	3,620	12,193	7,170	17,723

Net unrealized gains (losses) on notes receivable	-	(124)	-	618

Earnings (loss) from operations	(1,101)	15,840	(2,688)	16,945

Other income (expense):
Interest income	1,578	1,513	3,161	2,981
Interest expense	(242)	(321)	(494)	(642)
Other	44	120	58	240
Total other income, net	1,380	1,312	2,725	2,579

Earnings before income taxes	279	17,152	37	19,524
Income taxes (benefit)	(145)	7,667	(2,142)	8,659
Net earnings including noncontrolling interest	424	9,485	2,179	10,865
Net loss attributable to noncontrolling interests	1	-	61	-

Net earnings attributable to Lakes Entertainment, Inc.	$425	$9,485	$2,240	$10,865

Weighted-average common shares outstanding
Basic	26,441	26,406	26,436	26,404
Dilutive effect of restricted stock units	-	25	-	25
Diluted	26,441	26,431	26,436	26,429
Gain (loss) per share
Basic	$0.02	$0.36	$0.08	$0.41
Diluted	$0.02	$0.36	$0.08	$0.41

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Six Months Ended
	July 1, 2012	July 3, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$2,179	$10,865
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation	106	112
Amortization of debt issuance costs and imputed interest on contract acquisition costs	494	642
Accretion of interest and additions to long-term interest receivable	(1,893)	(1,464)
Amortization of intangible assets related to operating casinos	528	11,160
Share-based compensation	202	360
Net unrealized gains on notes receivable	-	(618)
Impairments and other losses	2,328	1,509
Changes in operating assets and liabilities:
Accounts receivable	93	152
Management fees receivable	1,692	204
Deposits	150	-
Other current assets	(57)	(326)
Income taxes receivable	(2,015)	(277)
Accounts payable and accrued expenses	326	(306)
Net cash provided by operating activities	4,133	22,013

INVESTING ACTIVITIES:
Payments to acquire investment in unconsolidated investee	(4,456)	(4,862)
Change in management fees receivable and other	114	198
Purchase of property and equipment	(615)	(7)
Advances on notes receivable	(2,069)	(3,616)
Collection on notes receivable	1,076	3,165
Change in other assets	(78)	(7)
Net cash used in investing activities	(6,028)	(5,129)

FINANCING ACTIVITIES:
Purchase of non-controlling interest	(590)	-
Noncontrolling interest member contributions	139	-
Contract acquisition costs payable	(1,000)	(1,731)
Net cash used in financing activities	(1,451)	(1,731)

Net increase (decrease) in cash and cash equivalents	(3,346)	15,153

Cash and cash equivalents - beginning of period	38,557	45,233

Cash and cash equivalents - end of period	$35,211	$60,386

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

Pursuant to the agreement with the Jamul Tribe, Lakes was required to make advances of approximately $1.3 million subsequent to the date of the termination of the agreement.  As of July 1, 2012, all of the required advances had been made to the Jamul Tribe.  As of July 1, 2012, Lakes had advanced approximately $59.2 million including accrued interest to the Jamul Tribe related to casino development efforts.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  Lakes continues to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and such casino’s furnishings and equipment.

As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of July 1, 2012 and January 1, 2012.

4.  Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort

In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”). In April 2012, a video lottery operation license (“License”) for the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Resort”) was awarded to Evitts by the State of Maryland Video Lottery Facility Location Commission (the “Commission”).  In May 2012, Lakes paid Addy $0.6 million for its ownership interest in Evitts, giving Lakes full ownership of Evitts.  Total assets related to Evitts were approximately $2.1 million and $2.3 million as of July 1, 2012 and January 1, 2012, respectively, which consisted primarily of a $2.1 million license fee deposit paid by Evitts to the Commission during the third quarter of 2011.  Included in impairments and other losses during the three months ended July 1, 2012 were $0.6 million related to costs associated with development plans for the Resort which were subsequently revised.

On August 3, 2012, Evitts acquired the assets of the Resort pursuant to an asset purchase agreement (the “Purchase Agreement”) for $6.8 million. As provided in the Purchase Agreement, Lakes acquired substantially all of the assets used in the Resort’s business, which is primarily the operation of a AAA Four Diamond Award® winning resort and includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. This acquisition is consistent with Lakes’ strategy of developing, operating, and owning or managing casino resort properties. In connection with the closing of the acquisition of the Resort, Evitts entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Resort is situated.

The Company plans to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, a bar and a food outlet.  The total cost of the project is currently expected to be between $25 million and $30 million.  Lakes currently plans to fund the entire cost of the project with Company cash, but may obtain third-party financing for a portion of the project costs.

The acquisition will be accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of the Resort acquired in connection with the acquisition, based on their estimated fair values. The Company has not included all of the required disclosures related to the third quarter 2012 acquisition of the assets of the Resort as it was not practical to do so given the timing of the transaction and the filing date of this Quarterly Report on Form 10-Q. As a result, the required disclosures will be included in the footnotes filed with the Company’s Form 10-Q for the period ending September 30, 2012.

5.  Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

The majority of the long-term assets related to Indian casino projects is in the form of notes and interest receivable due from the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) pursuant to the Company’s development, financing, consulting and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. The repayment terms of the notes are dependent upon the operating performance of the Red Hawk Casino. Repayment of the notes is required only if distributable profits are available from the operation of the Red Hawk Casino. In addition, repayment of the notes and the management fees are subordinated to certain other financial obligations of the Red Hawk Casino. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Company’s pre-construction advances); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired.   Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of July 1, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.  As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term.  In order to assist the Red Hawk Casino in increasing cash levels, allowed payments of principal on the preconstruction advances made by Lakes, if any, are being deferred from March 2011 through December 2013.  These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.  The notes and interest receivable carrying amounts at July 1, 2012 and January 1, 2012 represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the contract, which expires in December 2015.  Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient.  As of July 1, 2012, no amount was outstanding under this obligation.  Lakes collected payments of $1.1 million under this obligation during the six months ended July 1, 2012.

Information with respect to the notes and interest receivable from the Shingle Springs Tribe at July 1, 2012 and January 1, 2012 is summarized in the following table (in thousands):

	July 1, 2012	January 1, 2012
Pre-construction advances	$66,720	$66,720
Minimum guarantee payment advances	—	1,076
Interest receivable	1,881	1,217
Unearned discount	(12,969)	(13,659)
Allowance for impaired notes receivable	(19,580)	(20,118)
Total notes and interest receivable, net of allowance	36,052	35,236
Less current portion of notes receivable	—	(1,076)
Long-term notes and interest receivable, net of current portion and allowance	$36,052	$34,160

Information with respect to the activity in the allowance for impaired notes receivable is summarized in the following table (in thousands):

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(538)
Allowance for impaired notes balance, July 1, 2012	$19,580

2011
Allowance for impaired notes balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(434)
Allowance for impaired notes balance, July 3, 2011	$20,541

6.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets
Intangible assets consist of costs associated with the acquisition of the development, financing and management contracts with the Shingle Springs Tribe for the Red Hawk Casino and are periodically evaluated for impairment.  The intangible assets related to the Shingle Springs Tribe are being amortized through the end of the management contract, which expires in December 2015.

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, January 1, 2012	$4,184
Amortization	(528)
Impairment losses	—
Balances, July 1, 2012	$3,656

Management Fees Receivable and Other
Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $4.5 million and $6.0 million as of July 1, 2012 and January 1, 2012, respectively.  As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient.  In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 10, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $1.0 million and $1.3 million, net of current portion of $0.5 million as of July 1, 2012 and January 1, 2012, respectively.

7.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, for the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public on May 13, 2012 and the casino development project in Cincinnati, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At July 1, 2012 and January 1, 2012, Lakes had invested a total of $20.2 million and $15.7 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

The Company's cost method investment is evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment.  Lakes monitors this investment for impairment by considering all information available to the Company including the economic environment, market conditions, and operational performance and other specific factors relating to the business underlying the investment.

The fair value of the cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value. Lakes is not aware of any events or changes in circumstances that could have had a significant adverse effect on the fair value of this investment.  As of July 1, 2012 and January 1, 2012, no impairment was identified.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop its properties in Ohio in return for a corresponding equity interest in Rock Ohio Ventures (see note 15, Commitments and Contingencies).

8.  Land

During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi which was previously held for development.  As a result, the land is classified as held for sale.  As of July 1, 2012 and January 1, 2012, the land is carried at $1.7 million on the accompanying consolidated balance sheets, which is its estimated fair value less expected cost to sell.

Lakes also owns parcels of undeveloped land in California related to its previous involvement in a potential casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.  As of July 1, 2012 and January 1, 2012, these parcels of land are carried at their combined estimated fair value of $1.1 million on the accompanying consolidated balance sheets.

9.  Loan Agreement

Lakes has a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012.  The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of July 1, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

10.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of July 1, 2012 and January 1, 2012, the remaining carrying amount of the liability was $5.1 million and $5.6 million, net of a $1.8 million and $2.3 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.2 million, net of related discount, are included in current contract acquisition costs payable as of July 1, 2012.

11.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and six months ended July 1, 2012 and July 3, 2011, respectively, were as follows:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
	(In thousands)
Total cost of share-based payment plans	$94	$183	$202	$360

Stock Options
The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were no options granted during the three and six months ended July 1, 2012 and July 3, 2011.

The following table summarizes Lakes’ stock option activity during the six months ended July 1, 2012 and July 3, 2011:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)	—	1,000	2.88
Balance at July 1, 2012	1,528,039	1,081,249	875,627	2.92

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	1,667	3.25
Forfeited/cancelled/expired	(313,946)	—	155,996	3.19
Balance at July 3, 2011 (*)	1,717,138	683,620	856,878	2.95
____________
(*)   Options outstanding do not include 38,337 of outstanding restricted stock units.

As of July 1, 2012, the options outstanding had a weighted average remaining contractual life of 7.3 years, weighted average exercise price of $2.92 and aggregate intrinsic value of $0.5 million.  The options exercisable have a weighted average exercise price of $3.22, a weighted average remaining contractual life of 6.9 years and aggregate intrinsic value of $0.2 million as of July 1, 2012.

There were no options exercised during the three and six months ended July 1, 2012 and July 3, 2011.  Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.5 million as of July 1, 2012, which is expected to be recognized over a weighted-average period of 1.5 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units
The following table summarizes Lakes’ restricted stock unit activity during the six months ended July 1, 2012 and July 3, 2011:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant-Date Fair Value
2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Balance at July 1, 2012	—	—

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25
Balance at July 3, 2011	38,337	3.25

During the six months ended July 1, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

12.  Earnings per Share

For all periods, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of  1,527,545 and 1,527,726 for the three and six months ended July 1, 2012, respectively, and 1,171,617 for the three and six months ended July 3, 2011, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

13.  Income Taxes

The income tax benefit for the six months ended July 1, 2012 was $2.1 million compared to an income tax provision of $8.7 million for the six months ended July 3, 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid.  In the prior period, the income tax provision consisted primarily of current income tax provision and additional valuation allowance.  The Company’s effective tax rates were (2,186)% and 44% for the six months ended July 1, 2012 and July 3, 2011, respectively. For the six months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the six months ended July 3, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and additional valuation allowance recorded due to projected 2011 timing differences.

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

14.  Financial Instruments and Fair Value Measurements

Overview
Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The framework utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

●	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
●
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

●	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions.

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

	July 1, 2012 and January 1, 2012
	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	1,729	—	—	1,729

Land held for development and land held for sale – Land held for development and land held for sale are measured on a nonrecurring basis using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.  See note 8, Land, for further discussion regarding the valuation of the land held for sale.

Balances Disclosed at Fair Value
The following table includes the estimated fair value of certain of the Company’s financial instruments (in thousands):

	July 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$36,052	$30,875	Level 3
Other assets related to Indian casino projects	5,509	4,569	Level 3

	January 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes receivable	$34,160	$18,545	Level 3
Other assets related to Indian casino projects	7,315	5,900	Level 3

Shingle Springs notes and interest receivable - Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of July 1, 2012 to be approximately $30.9 million using a discount rate of 23% and a remaining estimated term of 103 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 1, 2012, to be approximately $18.5 million using a discount rate of 33% and a remaining estimated term of 109 months.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 6, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $4.6 million as of July 1, 2012 using a discount rate of 19.5%.  Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $5.9 million as of January 1, 2012 using a discount rate of 19.5%.

Investment in unconsolidated investee - The fair value of the Company’s investment in unconsolidated investee was not estimated as of July 1, 2012 or January 1, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 7, Investment in Unconsolidated Investee).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $5.1 million and $5.6 million as of July 1, 2012 and January 1, 2012, respectively (see note 10, Contract Acquisition Costs Payable).

15.  Commitments and Contingencies

General
The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the properties Lakes owns and/or manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC
Lakes has a 10% ownership in Rock Ohio Ventures and as of July 1, 2012, Lakes has contributed approximately $20.2 million as required (see note 7, Investment in Unconsolidated Investee).  Lakes may contribute additional capital up to $4.9 million as needed to maintain its equity position in Rock Ohio Ventures.  If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in Penn Ventures, LLC to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of litigation.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

The Indian Casino Projects segment includes operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe, the Pokagon Band, and the Jamul Tribe.  The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing, and management of gaming-related properties in Maryland and Ohio.  The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian	Non-Indian
	Casino	Casino	Corporate &
	Projects	Projects	Eliminations	Consolidated

Three months ended July 1, 2012
Revenue	$2.5	$—	$—	$2.5
Impairments and other losses	0.8	0.6	—	1.4
Earnings (loss) from operations	1.3	(0.6)	(1.8)	(1.1)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Three months ended July 3, 2011
Revenue	$28.1	$—	$0.1	$28.2
Impairments and other losses	0.6	—	—	0.6
Earnings (loss) from operations	18.1	—	(2.3)	15.8
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	9.2	—	—	9.2

Six months ended July 1, 2012
Revenue	$4.4	$—	$0.1	$4.5
Impairments and other losses	1.7	0.6	—	2.3
Earnings (loss) from operations	2.0	(1.0)	(3.7)	(2.7)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.5	—	—	0.5

Six months ended July 3, 2011
Revenue	$33.9	$—	$0.1	$34.0
Impairments and other losses	1.5	—	—	1.5
Earnings (loss) from operations	21.8	—	(4.9)	16.9
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	11.2	—	—	11.2

As of July 1, 2012
Total assets	$45.3	$22.3	$49.8	$117.4
Investment in unconsolidated investees	—	20.2	—	20.2

As of January 1, 2012
Total assets	$48.0	$18.2	$49.8	$116.0
Investment in unconsolidated investees	—	15.7	—	15.7

17.  Subsequent Events

On August 3, 2012, the Company completed the acquisition of the assets of the Rocky Gap Lodge and Golf Resort for $6.8 million (see note 4, Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned.  We developed, and have a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California.  We began managing the Red Hawk Casino when it opened to the public on December 17, 2008.  The Red Hawk Casino features approximately 2,200 slot machines and gaming devices, 70 table games, seven poker tables, five restaurants, four bars, retail space, a parking garage and a child care facility and arcade.

We have also explored, and continue to explore, other casino development projects.  An overview of our non-Indian projects is as follows:

•
Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) for the Horseshoe Casino Cleveland in Cleveland, Ohio and the casino development project in Cincinnati, Ohio. As of July 1, 2012, we have contributed approximately $20.2 million to Rock Ohio Ventures.  Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio.  We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.  If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The Horseshoe Casino Cleveland opened on May 13, 2012.  The casino features approximately 2,100 slot machines, 63 table games, a 30-table poker room and multiple food and beverage outlets.  The Cincinnati casino is expected to open in the spring of 2013 and is planned to feature approximately 2,000 slot machines, 116 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.

•
In September 2011, we entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”). In April 2012, a video lottery operation license for the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Resort”) was awarded to Evitts by the State of Maryland Video Lottery Facility Location Commission.  In May 2012, we paid Addy $0.6 million for its ownership interest in Evitts, giving us full ownership of Evitts.  Total assets related to Evitts were approximately $2.1 million and $2.3 million as of July 1, 2012 and January 1, 2012, respectively, which consisted primarily of a $2.1 million license fee deposit paid by Evitts to the Commission during the third quarter of 2011.

On August 3, 2012, we acquired the assets of the Resort pursuant to an asset purchase agreement (the “Purchase Agreement”) for $6.8 million.  As provided in the Purchase Agreement, we acquired substantially all of the assets used in the Resort’s business, which is primarily the operation of a AAA Four Diamond Award® winning resort which includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of the Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Resort is situated.  We plan to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, bar and a food outlet.  The total cost of the project is currently expected to be between $25 million and $30 million.  We currently plan to fund the entire cost of the project with Company cash, but may obtain third-party financing for a portion of the project costs.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended July 1, 2012.

Three months ended July 1, 2012 compared to the three months ended July 3, 2011

Revenues
Total revenues were $2.5 million for the second quarter of 2012 compared to $28.2 million for the second quarter of 2011.  The decrease in revenues for the three months ended July 1, 2012 compared to the three months ended July 3, 2011 was primarily due to the elimination of management fees from the Four Winds Casino Resort resulting from the buy-out of the management agreement for that property by the Pokagon Band of Potawatomi Indians (“Pokagon Band”) on June 30, 2011.  Under the buy-out agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012.  The decrease in revenues period over period was partially offset by an increase in management fees from the Red Hawk Casino. Revenues in the current year quarter related to the management of the Red Hawk Casino.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $1.9 million in the second quarter of 2012 compared to $2.3 million for the second quarter of 2011.  The decline in selling, general and administrative costs in the second quarter of 2012 compared to the second quarter of 2011 resulted primarily from decreases in travel and related expenses due to the termination of the Company’s aircraft lease during the fourth quarter of fiscal 2011 as well as decreases in payroll and related expenses.  For the second quarter of 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation) and professional fees of $0.3 million.  For the second quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million (including share-based compensation), travel expenses of $0.4 million, and professional fees of $0.3 million.

Impairments and Other Losses
Impairments and other losses were $1.4 million in the second quarter of 2012 compared to $0.6 million in the second quarter of 2011.  During the second quarter of 2012, Lakes recognized impairment charges of $0.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairment and other losses for the three months ended July 1, 2012 were $0.6 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised. During the second quarter of 2011, Lakes recognized impairment charges of $0.6 million due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects for the second quarter of 2012 was $0.3 million compared to $9.2 million for the second quarter of 2011.  The decrease in amortization costs related to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the buy-out agreement with the Pokagon Band.

Net Unrealized Gains (Losses) on Notes Receivable
Net unrealized gains (losses) on notes receivable relate to our notes receivable from the Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value based upon the current status of the related tribal casino projects and evolving market conditions. There were no net unrealized gains or losses on notes receivable during the second quarter of 2012.   In the second quarter of 2011, net unrealized losses on notes receivable were $0.1 million related to the project with the Jamul Tribe due primarily to ongoing issues in the credit markets during that period.

Other Income, net
Other income, net was $1.4 million for the second quarter of 2012 compared to $1.3 million for the second quarter of 2011, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes
The income tax benefit for the second quarter of 2012 was $0.1 million compared to an income tax provision of $7.7 million for the second quarter of 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid.    This benefit is partially offset by current period income tax provision.  In the prior period, the income tax provision consisted primarily of income tax provision of $6.9 million and additional valuation allowance of $0.8 million.  Our effective tax rates were (52)% and 45% for the second quarter of 2012 and 2011, respectively. For the three months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the three months ended July 3, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and additional valuation allowance recorded due to projected 2011 timing differences.

Six months ended July 1, 2012 compared to the six months ended July 3, 2011

Revenues
Total revenues were $4.5 million for the six months ended July 1, 2012 compared to $34.1 million for the six months ended July 3, 2011.  The decrease in revenues for the six months ended July 1, 2012 compared to the six months ended July 3, 2011 was due to the elimination of management fees from the Four Winds Casino Resort resulting from the buy-out of the management agreement for that property by the Pokagon Band on June 30, 2011.  Under the buy-out agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012.  The decrease in revenues period over period was partially offset by an increase in management fees from the Red Hawk Casino.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $4.2 million for the six months ended July 1, 2012 compared to $4.9 million for the six months ended July 3, 2011.  The decline in selling, general and administrative costs in the current year period compared to the prior year period resulted primarily from decreases in travel and related expenses due to the termination of the Company’s aircraft lease during the fourth quarter of fiscal 2011 as well as decreases in payroll and related expenses.  These decreases were partially offset by an increase in professional fees related to costs incurred by Evitts.  For the first six months of fiscal 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million (including share-based compensation), travel expenses of $0.2 million, and professional fees of $1.1 million.  For the first six months of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.6 million (including share-based compensation), travel expenses of $0.8 million, and professional fees of $0.8 million.

Impairments and Other Losses
Impairments and other losses were $2.3 million for the six months ended July 1, 2012 compared to $1.5 million for the six months ended July 3, 2011.  During the current year period, Lakes recognized impairment charges of $1.7 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairment and other losses for the three months ended July 1, 2012 were $0.6 million related to costs associated with development plans for the Rocky Gap project which were susequently revised. During the prior year period, Lakes recognized impairment charges of $1.5 million primarily due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects for the six months ended July 1, 2012 was $0.5 million compared to $11.2 million for the six months ended July 3, 2011.  The decrease in amortization costs related to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the buy-out agreement with the Pokagon Band.

Net Unrealized Gains (Losses) on Notes Receivable
Net unrealized gains (losses) on notes receivable relate to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value based upon the current status of the related tribal casino projects and evolving market conditions. There were no net unrealized gains or losses on notes receivable during the six months ended July 1, 2012.   In the first six months of 2011, net unrealized gains on notes receivable were $0.6 million related to the project with the Jamul Tribe due primarily to improvements in the credit markets during that period.

Other Income, net
Other income, net was $2.7 million for the six months ended July 1, 2012 compared to $2.6 million for the six months ended July 3, 2011, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes
The income tax benefit for the six months ended July 1, 2012 was $2.1 million compared to an income tax provision of $8.7 million for the six months ended July 3, 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid.  In the prior period, the income tax provision consisted primarily of current income tax provision of $7.8 million and additional valuation allowance of $0.8 million.  Our effective tax rates were (2,186)% and 44% for the six months ended July 1, 2012 and July 3, 2011, respectively. For the six months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the six months ended July 3, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and additional valuation allowance recorded due to projected 2011 timing differences.

Liquidity and Capital Resources

As of July 1, 2012, we had $35.2 million in cash and cash equivalents.  We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months and we currently expect to be able to obtain the financing necessary for our planned development projects. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the casino we manage. Declines in consumer spending cause our revenue generated from the management of the casino to be adversely affected.  During the six months ended July 1, 2012, our revenues were derived primarily from the management of the Red Hawk Casino.  Our contract for the management of this casino continues through December 2015.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month.  We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient.  As of July 1, 2012, no amount was outstanding under this obligation.  We collected payments of $1.1 million under this obligation during the six months ended July 1, 2012.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term.   At July 1, 2012, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired.  We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino.  However, the collection of principal on development notes receivable will be deferred through December 2013.  While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the contract.

We made an additional investment of $4.5 million in Rock Ohio Ventures during the three months ended July 1, 2012 and have a total investment of $20.2 million in the entity.  Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio, we may be required to invest additional funds of up to $4.9 million in those projects.   The Horseshoe Casino Cleveland opened on May 13, 2012 and the Cincinnati casino is expected to open in the spring of 2013.

In September 2011, we entered into a joint venture with Addy to form Evitts. In May 2012, we paid Addy $0.6 million for its ownership interest in Evitts, giving Lakes full ownership of Evitts.  Total assets related to Evitts were approximately $2.1 million and $2.3 million as of July 1, 2012 and January 1, 2012, respectively, which consisted primarily of a $2.1 million license fee deposit paid by Evitts to the Commission during the third quarter of 2011.  On August 3, 2012, we acquired the assets of the Resort pursuant to the Purchase Agreement for $6.8 million.  In connection with the closing of the acquisition of the Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Resort is situated.  We plan to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, bar and a food outlet. The total cost of the project is currently expected to be between $25 million and $30 million.  We currently plan to fund the entire cost of the project with Company cash, but may obtain third-party financing for a portion of the project costs.

We have an interest-only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that expires in October 2012.  As of July 1, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

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

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of July 1, 2012 (unaudited) and January 1, 2012 include long-term assets related to Indian casino projects of $45.2 million and $46.6 million, respectively. The amounts are as follows by project (in thousands):

	July 1, 2012 (Unaudited)
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$36,052	$—	$36,052
Intangible assets related to Indian casino projects	3,656	—	3,656
Management fees receivable and other (*)	4,481	1,028	5,509
	$44,189	$1,028	$45,217

	January 1, 2012
	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$34,160	$—	$—	$34,160
Intangible assets related to Indian casino projects	4,184	—	—	4,184
Land held for development	—	960	—	960
Management fees receivable and other (*)	6,037	—	1,278	7,315
	$44,381	$960	$1,278	$46,619
________
(*)
Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $4.5 million and $6.0 million as of July 1, 2012 and January 1, 2012, respectively, and notes receivable from related parties of $1.0 million and $1.3 million, net of current portion, as of July 1, 2012 and January 1, 2012, respectively.

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

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in ASC 320, Investments – Debt and Equity Securities. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011.  Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of July 1, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued significant economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.   The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $68.6 million as of July 1, 2012, which is comprised of $66.7 million related to pre-construction advances and $1.9 million related to interest receivable.  The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $13.0 million and allowance for impairment of $19.5 million, was $36.1 million as of July 1, 2012.  The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

We initially entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project.  Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.  As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of July 1, 2012 and January 1, 2012. Pursuant to the agreement with the Jamul Tribe, Lakes was required to make advances of approximately $1.3 million subsequent to the date of the termination of the agreement.  As of July 1, 2012, all of the required advances had been made to the Jamul Tribe.  As of July 1, 2012, Lakes had advanced approximately $59.2 million including accrued interest to the Jamul Tribe related to casino development efforts.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  Lakes continues to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and the casino’s furnishings and equipment

Intangible Assets Related to Indian Casino Projects
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

Pursuant to ASC 350, the intangible assets are periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment charge would be recorded. Such an impairment charge would be measured based on the difference between the fair value and carrying value of the intangible assets. We principally use internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses.  These forecasts and fair value assumptions are highly subjective and judgmental and are primarily based on management’s judgment which takes into account the casino industry, known operating results and trends, and the current economic environment that the casino serves to develop an applied discount rate.  During periods of economic instability, we may not be able to accurately forecast future cash flows from our Indian casino projects.  Therefore, our estimates and assumptions may change, and are reasonably likely to change in future periods.  These changes could adversely affect our consolidated statements of earnings.

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

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public.  We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $23.0 million furniture, furnishings and equipment financing as of July 1, 2012 and a minimum priority payment to the Shingle Springs Tribe.  Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including our pre-construction advances); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.  The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.  The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

These risks and uncertainties include, but are not limited to, the need for potential future financing to meet Lakes’ development needs; the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; possible need for future financing to meet Lakes’ expansion goals; risks of entry into new businesses; reliance on Lakes’ management; and litigation costs. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC.

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

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended July 1, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in Penn Ventures, LLC to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of litigation.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

Miscellaneous Legal Matters
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

ITEM 1A.  RISK FACTORS

The risk factors identified in the “Risk Factors” section in Item IA of our Annual Report on Form 10-K for the year ended January 1, 2012 have been updated to include the following:

Our shareholders may be required to provide information that is requested by gaming authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities.

Our Articles of Incorporation require our shareholders to provide information that is requested by authorities that regulate our current or proposed gaming operations.  Our Articles of Incorporation also permit us to redeem the securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes existing gaming licenses or approvals of Lakes or its subsidiaries.  The price paid for these securities is, in general, the average closing price for the 30 trading days prior to giving notice of redemption.

We may be forced to use our cash or incur debt to fund redemption of our securities.

In the event a shareholder’s background or status jeopardizes our current or proposed gaming licensure, we may be required to redeem such shareholder’s securities in order to continue gaming operations or obtain a gaming license.  This redemption may divert our cash resources from other productive uses and require us to obtain additional financing which, if in the form of equity financing, will be dilutive to our shareholders.  Further, any debt financing may involve additional restrictive covenants and further leveraging of our finite assets.  The inability to obtain additional financing to redeem a disqualified shareholder’s securities may result in the loss of a current or potential gaming license.

ITEM 6.  EXHIBITS

Exhibits	Description
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 9, 2012