Form 10-Q
period 2012-09-30
LAKES ENTERTAINMENT INC
filed 2012-11-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

As of November 5, 2012, there were 26,440,936 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	(Unaudited) September 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$28,793	$38,557
Current portion of notes receivable from Indian casino projects	-	1,076
Deposits	-	2,250
Income taxes receivable	5,466	3,472
Other	1,851	1,130
Total current assets	36,110	46,485
Property and equipment	14,992	8,170
Accumulated depreciation	(3,376)	(3,107)
Property and equipment, net	11,616	5,063

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	37,103	34,160
Intangible assets, net of accumulated amortization of $1.9 and $11.7 million	3,391	4,184
Land held for development	-	960
Management fees receivable and other	4,764	7,315
Total long-term assets related to Indian casino projects	45,258	46,619
Other assets:
Investment in unconsolidated investee	20,161	15,706
License fee	2,100	-
Land held for development	1,130	170
Land held for sale	405	1,729
Other	756	228
Total other assets	24,552	17,833
Total assets	$117,536	$116,000

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.8 and $0.9 million discount	$1,209	$1,055
Accounts payable	660	354
Accrued payroll and related	748	534
Other accrued expenses	1,164	400
Total current liabilities	3,781	2,343

Long-term contract acquisition costs payable, net of current portion and $0.8 and $1.4 million discount	3,640	4,568

Total liabilities	7,421	6,911

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,406 common shares issued and outstanding	264	264
Additional paid-in capital	203,874	203,747
Deficit	(94,023)	(95,272)
Total Lakes Entertainment, Inc. shareholders' equity	110,115	108,739
Noncontrolling interest	-	350
Total equity	110,115	109,089
Total liabilities and shareholders' equity	$117,536	$116,000

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenues:
Management fees	$1,885	$222	$6,331	$34,142
Room	763	-	763	-
Food and beverage	618	-	618	-
Other operating	358	-	358	-
License fees and other	15	28	51	158
Total revenues	3,639	250	8,121	34,300

Costs and expenses:
Room	146	-	146	-
Food and beverage	471	-	471	-
Other operating	216	-	216	-
Selling, general and administrative	2,846	2,537	7,054	7,479
Loss on convertible note receivable	-	4,000	-	4,000
Impairments and other losses	1,986	1,102	4,314	2,611
Amortization of intangible assets related to operating casinos	264	264	792	11,424
Depreciation and amortization	229	128	335	240
Total costs and expenses	6,158	8,031	13,328	25,754

Net unrealized losses on notes receivable	-	(2,709)	-	(2,091)

Earnings (loss) from operations	(2,519)	(10,490)	(5,207)	6,455

Other income (expense):
Interest income	1,614	1,439	4,775	4,420
Interest expense	(228)	(273)	(722)	(915)
Other	55	119	113	359
Total other income, net	1,441	1,285	4,166	3,864

Earnings (loss) before income taxes	(1,078)	(9,205)	(1,041)	10,319
Income tax benefit	(87)	(9,149)	(2,229)	(490)
Net earnings (loss) including noncontrolling interest	(991)	(56)	1,188	10,809
Net loss attributable to noncontrolling interests	-	18	61	18

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$(991)	$(38)	$1,249	$10,827

Weighted-average common shares outstanding
Basic	26,441	26,406	26,438	26,402
Dilutive effect of restricted stock units	-	-	-	25
Diluted	26,441	26,406	26,438	26,427
Earnings (loss) per share
Basic	$(0.04)	$0.00	$0.05	$0.41
Diluted	$(0.04)	$0.00	$0.05	$0.41

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Nine Months Ended
	September 30, 2012	October 2, 2011
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$1,188	$10,809
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	335	240
Amortization of debt issuance costs and imputed interest on contract acquisition costs	722	915
Accretion of interest and additions to long-term interest receivable	(2,944)	(2,203)
Amortization of intangible assets related to operating casinos	792	11,424
Share-based compensation	296	467
Net unrealized losses on notes receivable	-	2,091
Loss on convertible note receivable	-	4,000
Impairments and other losses	4,314	2,611
Changes in operating assets and liabilities:
Accounts receivable	(306)	142
Management fees receivable	2,361	-
Deposits	150	(2,100)
Deferred income taxes	-	(338)
Other current assets	(152)	(72)
Income taxes payable / receivable	(1,994)	(9,075)
Accounts payable and accrued expenses	1,364	(158)
Net cash provided by operating activities	6,126	18,753

INVESTING ACTIVITIES:
Acquisition of the Rocky Gap Resort	(6,834)	-
Payments to acquire investment in unconsolidated investee	(4,455)	(12,214)
Changes in management fees receivable and other	190	264
Purchase of property and equipment	(1,872)	(236)
Advance on convertible note receivable	-	(4,000)
Advances on notes receivable	(2,069)	(5,445)
Collection on notes receivable	1,076	3,971
Changes in other assets	25	(4)
Net cash used in investing activities	(13,939)	(17,664)

FINANCING ACTIVITIES:
Purchase of non-controlling interest	(590)	-
Noncontrolling interest member contributions	139	205
Contract acquisition costs payable	(1,500)	(2,231)
Net cash used in financing activities	(1,951)	(2,026)

Net decrease in cash and cash equivalents	(9,764)	(937)

Cash and cash equivalents - beginning of period	38,557	45,233

Cash and cash equivalents - end of period	$28,793	$44,296

SUPPLEMENTAL CASH FLOW INFORMATION:
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$405	$-

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

3.  Termination of Jamul Development Agreement

Lakes initially entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”).  Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.  As of September 30, 2012, Lakes had advanced approximately $59.4 million including accrued interest to the Jamul Tribe related to casino development efforts.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  Lakes continues to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and such casino’s furnishings and equipment.

As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of September 30, 2012 and January 1, 2012.

4.  Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort

Background
In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”). In April 2012, a video lottery operation license (“License”) for the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Rocky Gap Resort”) was awarded to Evitts by the State of Maryland Video Lottery Facility Location Commission (the “Commission”).  In May 2012, Lakes paid Addy $0.6 million for its ownership interest in Evitts, giving Lakes full ownership of Evitts.

Acquisition of the Rocky Gap Resort and Application of the Acquisition Method of Accounting
On August 3, 2012, Lakes acquired the assets of the Rocky Gap Resort pursuant to an asset purchase agreement (the “Purchase Agreement”) for $6.8 million paid with cash on hand. As provided in the Purchase Agreement, Lakes acquired substantially all of the assets used in the Rocky Gap Resort’s business, which is primarily the operation of a AAA Four Diamond Award® winning resort and includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. This acquisition is consistent with Lakes’ strategy of developing, operating, and owning or managing casino resort properties.

The Company plans to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, a bar and a food outlet.  The total cost of the project is currently expected to be approximately $30.0 million.  Lakes currently plans to fund the entire cost of the project with cash on hand, but may obtain third-party financing for a portion of the project costs.

The financial position of the Rocky Gap Resort is included in the Company’s consolidated balance sheet as of September 30, 2012 and its results of operations for the period from August 3, 2012 through September 30, 2012 are included in the Company’s consolidated statements of operations and cash flows for the three and nine months ended September 30, 2012.  From the date of the acquisition of the Rocky Gap Resort on August 3, 2012 through September 30, 2012, Lakes recorded $1.7 million in revenue and no net earnings from the Rocky Gap Resort’s operations. The operating results of the Rocky Gap Resort are included in the Company’s consolidated statements of operations in the non-Indian casino projects segment.  Room revenue is recognized at the time of occupancy and food and beverage and retail revenue is recognized at the time of sale.

Total assets related to Evitts were approximately $10.6 million as of September 30, 2012 which consisted primarily of property, equipment and intangible assets related to the acquisition of the Rocky Gap Resort and a $2.1 million license fee deposit paid by Evitts to the Commission during the third quarter of 2011. Total assets related to Evitts were approximately $2.3 million as of January 1, 2012 which consisted primarily of the license fee deposit.  Included in impairments and other losses during the three and nine months ended September 30, 2012 were $0.7 million and $1.2 million, respectively, related to costs associated with development plans for the Rocky Gap Resort which were subsequently revised.

The acquisition has been accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of the Rocky Gap Resort acquired in connection with the acquisition, based on their estimated fair values. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

Amount
Building	$2,788
Site improvements	2,091
Furniture and equipment	1,294
Intangible assets	627
Inventories	126
Other assets	136
Current liabilities assumed	(228)
Total purchase price	$6,834

The amounts assigned to intangible assets by category are summarized in the table below (in thousands):

	Useful Life (years)	Amount Assigned
Advance bookings	1.4	$179
Memberships	25	448
Total intangible assets		$627

Advance bookings – Advance bookings are reservations that represent future cash flows the Company will enjoy when the guest visits the Rocky Gap Resort.  These reservations have been “pre-sold” as of the acquisition date of August 3, 2012 and would not require future sales or marketing expenses to be incurred.

Memberships – Memberships provide access to the golf course and related amenities in exchange for the payment of dues.  The portion of the Rocky Gap Resort’s income attributed to the possession of such membership contracts forms the basis of the intangible value.

Amortization expense related to the advance bookings and memberships intangible assets for the period from August 3, 2012 through September 30, 2012 was approximately $0.1 million.

See note 14, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the acquired tangible and intangible assets.

Operating Ground Lease
In connection with the closing of the acquisition of the Rocky Gap Resort, Evitts entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources (the “Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.  Payments are due under the Lease Agreement according to the following terms:

•
From August 3, 2012 and until the casino opens for public play, rent in the form of surcharges is due and payable annually.  These surcharges are billed to and collected from guests and are $3.00 per room, per night and $1.00 per round of golf (“Surcharge Revenue”), with a minimum annual payment of approximately $0.2 million.

•
From the date that the casino opens for public play through year nine of the Lease Agreement, rent in the amount of approximately $0.4 million is due annually, in addition to 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of approximately $0.3 million, and any Surcharge Revenue in excess of approximately $0.2 million.

•
From the beginning of year ten through the remaining term of the Lease Agreement, all Surcharge Revenue is due and payable, with a minimum annual payment of approximately $0.2 million, plus the greater of 0.9% of any gross operator share of gaming revenue or approximately $0.3 million, representing a minimum annual rent payment of approximately $0.5 million.

Unaudited Pro Forma Condensed Consolidated Financial Information
The following unaudited pro forma condensed consolidated financial results of operations for the three and nine months ended September 30, 2012 and October 2, 2011 are presented as if the acquisition had been completed at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
	(In thousands, except per-share data)
Pro forma total gross revenues	$4,637	$3,468	$12,245	$40,976
Pro forma net earnings (loss) attributable to Lakes Entertainment, Inc.	89	244	(1,041)	10,433

Pro forma earnings (loss) per share:
Basic	0.00	0.01	(0.04)	0.40
Diluted	0.00	0.01	(0.04)	0.39

Weighted average common shares outstanding:
Basic	26,441	26,406	26,438	26,402
Diluted	26,441	26,406	26,438	26,427

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. The following adjustments have been made to the pro forma net earnings (loss) attributable to Lakes and pro forma earnings (loss) per share in the table above:

•	Management and service fees paid by the Rocky Gap Resort to the previous management company have been excluded as the Rocky Gap Resort would not have incurred these costs if owned by Lakes.

•
Ground rent expense incurred by the Rocky Gap Resort has been adjusted to reflect the terms of the Lease Agreement that Lakes and the Maryland DNR entered into upon the acquisition of the Rocky Gap Resort.

•	Interest expense incurred by the Rocky Gap Resort has been excluded as Lakes did not assume the debt of the Rocky Gap Resort upon the acquisition of the property.

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

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired.   Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of September 30, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.  As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term.  In order to assist the Red Hawk Casino in increasing cash levels, allowed payments of principal on the preconstruction advances made by Lakes, if any, are being deferred from March 2011 through December 2013.  These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.  The notes and interest receivable carrying amounts at September 30, 2012 and January 1, 2012 represent the present value of expected future cash flows.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the contract.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the contract, which expires in December 2015.  Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient.  As of September 30, 2012, no amount was outstanding under this obligation.  Lakes collected payments of $1.1 million under this obligation during the nine months ended September 30, 2012.

Information with respect to the notes and interest receivable from the Shingle Springs Tribe at September 30, 2012 and January 1, 2012 is summarized in the following table (in thousands):

	September 30, 2012	January 1, 2012
Pre-construction advances	$66,720	$66,720
Minimum guarantee payment advances	—	1,076
Interest receivable	2,273	1,217
Unearned discount	(12,610)	(13,659)
Allowance for impaired notes receivable	(19,280)	(20,118)
Total notes and interest receivable, net of allowance	37,103	35,236
Less current portion of notes receivable	—	(1,076)
Long-term notes and interest receivable, net of current portion and allowance	$37,103	$34,160

Information with respect to the activity in the allowance for impaired notes receivable is summarized in the following table (in thousands):

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(838)
Allowance for impaired notes balance, September 30, 2012	$19,280

2011
Allowance for impaired notes balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion included in interest income	(629)
Allowance for impaired notes balance, October 2, 2011	$20,346

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

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, January 1, 2012	$4,184
Amortization	(793)
Impairment losses	—
Balances, September 30, 2012	$3,391

Management Fees Receivable and Other
Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $3.8 million and $6.0 million as of September 30, 2012 and January 1, 2012, respectively.  As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient.  In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 10, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $0.9 million and $1.3 million, net of current portion of $0.5 million as of September 30, 2012 and January 1, 2012, respectively.

7.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public on May 13, 2012, the casino development project in Cincinnati, Ohio, and the Thistledown Racetrack in North Randall, Ohio. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At September 30, 2012 and January 1, 2012, Lakes had invested a total of $20.2 million and $15.7 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

The fair value of the cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value. Lakes is not aware of any events or changes in circumstances that could have had a significant adverse effect on the fair value of this investment.  As of September 30, 2012 and January 1, 2012, no impairment was identified.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop its properties in Ohio in return for a corresponding equity interest in Rock Ohio Ventures (see note 15, Commitments and Contingencies).

8.  Land

During July 2011, Lakes entered into a program to locate a buyer for the land located in Vicksburg, Mississippi.  During the third quarter of 2012, Lakes agreed to sell the majority of the land for approximately $0.4 million, resulting in an impairment charge of approximately $1.3 million.  The sale of the land is expected to close during the fourth quarter of 2012.  As of September 30, 2012 and January 1, 2012, the land is carried at $0.4 million and $1.7 million, respectively, on the accompanying consolidated balance sheets, which is its estimated fair value less expected cost to sell.

Lakes also owns parcels of undeveloped land in California related to its previous involvement in a potential casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.  As of September 30, 2012 and January 1, 2012, these parcels of land are carried at their combined estimated fair value of $1.1 million on the accompanying consolidated balance sheets.

9.  Loan Agreement

As of September 30, 2012, Lakes had a two-year interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) with a bank that was set to expire on October 28, 2012.  The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of September 30, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.  On October 28, 2012, the Loan Agreement was extended until October 28, 2014 and was modified to be revolving in nature.

10.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management contract, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of September 30, 2012 and January 1, 2012, the remaining carrying amount of the liability was $4.8 million and $5.6 million, net of a $1.6 million and $2.3 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.2 million, net of related discount, are included in current contract acquisition costs payable as of September 30, 2012.

11.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and nine months ended September 30, 2012 and October 2, 2011, respectively, were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011

Total cost of share-based payment plans	$94	$107	$296	$467

Stock Options
The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were no options granted during the three and nine months ended September 30, 2012.  Four thousand options were granted during the three and nine months ended October 2, 2011.

The following table summarizes Lakes’ stock option activity during the nine months ended September 30, 2012 and October 2, 2011:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)		1,000	2.88
Balance at September 30, 2012	1,528,039	1,121,818	875,627	2.92

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—		1,667	3.25
Forfeited/cancelled/expired	(362,946)		168,996	3.18
Granted	4,000		(4,000)	2.29
Balance at October 2, 2011 (*)	1,672,138	991,670	865,878	2.95
____________
(*) Options outstanding do not include 38,337 of outstanding restricted stock units.

As of September 30, 2012, the options outstanding had a weighted average remaining contractual life of 7.0 years, weighted average exercise price of $2.92 and aggregate intrinsic value of $0.1 million. The options exercisable have a weighted average exercise price of $3.22, a weighted average remaining contractual life of 6.7 years and aggregate intrinsic value of less than $0.1 million as of September 30, 2012.

There were no options exercised during the three and nine months ended September 30, 2012 and October 2, 2011. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.4 million as of September 30, 2012, which is expected to be recognized over a weighted-average period of 1.3 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units
The following table summarizes Lakes’ restricted stock unit activity during the nine months ended September 30, 2012 and October 2, 2011:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value

2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Balance at September 30, 2012	—	—

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25
Balance at October 2, 2011	38,337	3.25

During the nine months ended September 30, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

12.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of  1,528,039 and 1,527,661 for the three and nine months ended September 30, 2012, respectively, and 1,672,138 for the three and nine months ended October 2, 2011, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

13.  Income Taxes

The income tax benefit for the nine months ended September 30, 2012 and October 2, 2011 was $2.2 million and $0.5 million, respectively. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid.  In the prior period, the income tax benefit was primarily due to 2011 timing differences and related valuation allowances.  The Company’s effective tax rates were (227)% and (5)% for the nine months ended September 30, 2012 and October 2, 2011, respectively. For the nine months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the nine months ended October 2, 2011, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and changes in valuation allowance due to 2011 timing differences.

Lakes has recorded income taxes receivable of $5.5 million and $3.5 million for the periods ended September 30, 2012 and January 1, 2012, respectively, related to the Company’s ability to carry back taxable losses to a prior year and receive a refund of taxes previously paid.

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

The Company’s financial instruments consist of cash and cash equivalents, notes receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable and contract acquisition costs payable.

For the Company’s cash and cash equivalents, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Balances Measured at Fair Value on a Nonrecurring Basis
The following table shows the amounts of certain of the Company’s assets measured at fair value on a nonrecurring basis (in thousands):

	September 30, 2012
	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	405	—	—	405
Property and equipment related to the acquisition of the Rocky Gap Resort	6,173	—	—	6,173
Intangible assets related to the acquisition of the Rocky Gap Resort	627	—	—	627

	January 1, 2012
	Balance	Level 1	Level 2	Level 3
Assets
Land held for development	$1,130	—	—	$1,130
Land held for sale	1,729	—	—	1,729

Land held for development and land held for sale – Land held for development and land held for sale are measured using unobservable (Level 3) inputs that utilize the market approach technique and reflect management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs include recent transactions of comparable properties as well as consideration of its highest and best use.  See note 8, Land, for further discussion regarding the valuation of the land held for development and land held for sale.

Property and equipment related to the acquisition of the Rocky Gap Resort – Property and equipment acquired in connection with the Company’s acquisition of the Rocky Gap Resort during the third quarter of 2012 were measured using unobservable (Level 3) inputs.  The fair value of the building, site improvements, and furniture, fixtures and equipment were calculated using the cost approach.  The cost approach computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence.  The cost estimates for these assets were based on the guidelines provided by Marshall Valuation Services and Hotel Cost Estimating Guide 2012 published by HVS.  See note 4, Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort, for further discussion regarding the acquisition of the Rocky Gap Resort’s property and equipment.

Intangible assets related to the acquisition of the Rocky Gap Resort – The identified intangible assets acquired in connection with the Company’s acquisition of the Rocky Gap Resort during the third quarter of 2012 were measured using unobservable (Level 3) inputs.  The fair value of the advance bookings was calculated using the excess earnings approach which is an application of the income approach and computes the present value of cash flows attributable to the associated future income stream. Significant inputs include advance revenue, related operating expense, sales and marketing expense avoided and a discount rate.  The fair value of the memberships was calculated using the income approach with significant inputs including estimated attrition rate, revenue growth rate, and discount rate.  See note 4, Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort, for further discussion regarding the acquisition of the Rocky Gap Resort’s intangible assets.

Balances Disclosed at Fair Value
The following table includes the estimated fair value of certain of the Company’s financial instruments (in thousands):

	September 30, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$37,103	$35,783	Level 3
Other assets related to Indian casino projects	4,763	4,006	Level 3

	January 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$34,160	$18,545	Level 3
Other assets related to Indian casino projects	7,315	5,900	Level 3

Shingle Springs notes and interest receivable - Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of September 30, 2012 to be approximately $35.8 million using a discount rate of 20% and a remaining estimated term of 100 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 1, 2012, to be approximately $18.5 million using a discount rate of 33% and a remaining estimated term of 109 months.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 6, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $4.0 million as of September 30, 2012 using a discount rate of 19.5%.  Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $5.9 million as of January 1, 2012 using a discount rate of 19.5%.

Investment in unconsolidated investee - The fair value of the Company’s investment in unconsolidated investee was not estimated as of September 30, 2012 or January 1, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 7, Investment in Unconsolidated Investee).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $4.8 million and $5.6 million as of September 30, 2012 and January 1, 2012, respectively (see note 10, Contract Acquisition Costs Payable).

15.  Commitments and Contingencies

General
The decline in general economic conditions in the United States may have or continue to have a negative impact on the local economic conditions near the properties Lakes owns and/or manages and may negatively impact Lakes’ management fees and the availability of credit to finance Lakes’ development projects.

Rock Ohio Ventures, LLC
Lakes has a 10% ownership in Rock Ohio Ventures and as of September 30, 2012, Lakes has contributed approximately $20.2 million as required (see note 7, Investment in Unconsolidated Investee).  Lakes may contribute additional capital up to $4.9 million as needed to maintain its equity position in Rock Ohio Ventures.  If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Operating Lease with the Maryland Department of Natural Resources Related to the Rocky Gap Resort
As discussed in note 4, Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort, Evitts entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated. Future minimum lease payments under this operating ground lease at September 30, 2012 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$14,450

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in Penn Ventures, LLC to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

Litigation Settlement
Lakes entered into a Settlement and Mutual Releases Agreement (the “Settlement Agreement”) in October 2012 related to the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.  The Settlement Agreement provided for payment to Lakes of $2.2 million, which was received on November 1, 2012.  This payment will be recorded as other income in the Company’s consolidated statement of operations for the fourth quarter of 2012.

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

The Indian Casino Projects segment includes operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe, the Pokagon Band of Potawatomi Indians, and the Jamul Tribe.  The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing, and management of gaming-related properties in Maryland and Ohio.  The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated

Three months ended September 30, 2012
Revenue	$1.9	$1.7	$—	$3.6
Impairments and other losses	—	0.7	1.3	2.0
Earnings (loss) from operations	1.5	(0.9)	(3.1)	(2.5)
Depreciation and amortization expense	—	0.2	—	0.2
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Three months ended October 2, 2011
Revenue	$0.2	$—	$0.1	$0.3
Impairments and other losses	0.8	0.3	—	1.1
Loss from operations	(3.9)	(4.6)	(2.0)	(10.5)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Nine months ended September 30, 2012
Revenue	$6.3	$1.7	$0.1	$8.1
Impairments and other losses	1.8	1.2	1.3	4.3
Earnings (loss) from operations	3.4	(1.8)	(6.8)	(5.2)
Depreciation and amortization expense	—	0.2	0.1	0.3
Amortization of intangible assets related to operating casinos	0.8	—	—	0.8

Nine months ended October 2, 2011
Revenue	$34.1	$—	$0.2	$34.3
Impairments and other losses	2.3	0.3	—	2.6
Earnings (loss) from operations	17.9	(4.6)	(6.8)	6.5
Depreciation expense	—	—	0.2	0.2
Amortization of intangible assets related to operating casinos	11.4	—	—	11.4

As of September 30, 2012
Total assets	$45.5	$30.7	$41.3	$117.5
Investment in unconsolidated investees	—	20.2	—	20.2

As of January 1, 2012
Total assets	$48.0	$18.2	$49.8	$116.0
Investment in unconsolidated investees	—	15.7	—	15.7

17.  Subsequent Events

On October 28, 2012, our interest-only $8.0 million non-revolving bank line of credit loan agreement was extended through October 28, 2014 and was modified to be revolving in nature (see note 9, Loan Agreement).

Lakes entered into a Settlement Agreement in October 2012 related to the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.  The Settlement Agreement provided for payment to Lakes of $2.2 million, which was received on November 1, 2012 (see note 15, Commitments and Contingencies).

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned.  We developed, and have a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California.  We began managing the Red Hawk Casino when it opened to the public on December 17, 2008.  The Red Hawk Casino features approximately 2,250 slot machines and gaming devices, 60 table games, five poker tables, six restaurants, four bars, retail space, a parking garage and a child care facility and arcade.

We have also explored, and continue to explore, other casino development projects.  An overview of our non-Indian projects is as follows:

•
On August 3, 2012, we acquired the assets of the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Rocky Gap Resort”) pursuant to an asset purchase agreement (the “Purchase Agreement”) for $6.8 million paid with cash on hand.  As provided in the Purchase Agreement, we acquired substantially all of the assets used in the Rocky Gap Resort’s business, which is primarily the operation of a AAA Four Diamond Award® winning resort which includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of the Rocky Gap Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  We are currently operating the existing hotel, golf course and related amenities.  We plan to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, bar and a food outlet.  The total cost of the project is currently expected to be approximately $30.0 million.  We currently plan to fund the entire cost of the project with cash on hand, but may obtain third-party financing for a portion of the project costs.

•
Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the casino development project in Cincinnati, Ohio, and the Thistledown Racetrack in North Randall, Ohio. As of September 30, 2012, we have contributed approximately $20.2 million to Rock Ohio Ventures.  Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio.  We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.  If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The Horseshoe Casino Cleveland opened on May 13, 2012.  The casino features approximately 2,100 slot machines, 63 table games, a 30-table poker room and multiple food and beverage outlets.  The Cincinnati casino is expected to open in the spring of 2013 and is planned to feature approximately 2,000 slot machines, 116 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.  The Thistledown Racetrack was contributed to a subsidiary of Rock Ohio Ventures in August 2012.  Rock Ohio Ventures plans to develop a video lottery terminal facility at the Thistledown Racetrack.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2012.

Three months ended September 30, 2012 compared to the three months ended October 2, 2011

Revenues
Revenues were $3.6 million for the third quarter of 2012 compared to $0.3 million for the third quarter of 2011.  The increase in revenues for the three months ended September 30, 2012 compared to the three months ended October 2, 2011 was due to an increase in management fees from the Red Hawk Casino and the addition of $1.7 million in revenues related to the Rocky Gap Resort, which Lakes acquired on August 3, 2012.  Revenues in the prior year quarter related to the management of the Red Hawk Casino.

Property Operating Expenses
Property operating expenses were $0.8 million for the three months ended September 30, 2012 which primarily related to rooms, food and beverage and golf operations of the Rocky Gap Resort.  As the Rocky Gap Resort was acquired during the third quarter of 2012, there were no such expenses for the third quarter of 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $2.8 million in the third quarter of 2012 compared to $2.5 million for the third quarter of 2011.  The increase in selling, general and administrative costs in the third quarter of 2012 compared to the third quarter of 2011 was primarily due to the addition of administrative costs associated with the acquisition and operation of the Rocky Gap Resort during the third quarter of 2012 which were partially offset by decreases in travel and related expenses due to the termination of the Company’s aircraft lease during the fourth quarter of fiscal 2011.  For the third quarter of 2012, selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million (including share-based compensation), travel expenses of $0.2 million and professional fees of $0.7 million.  For the third quarter of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation), travel expenses of $0.4 million, and professional fees of $0.6 million.

Loss on Convertible Note Receivable
Loss on convertible note receivable was $4.0 million in the third quarter of 2011.  There was no loss on convertible note receivable in the third quarter of 2012.  The third quarter 2011 loss was associated with Lakes’ initial $4.0 million investment in Dania Entertainment Center, LLC via a convertible promissory note, which was written down to zero as of October 2, 2011.

Impairments and Other Losses
Impairments and other losses were $2.0 million in the third quarter of 2012 compared to $1.1 million in the third quarter of 2011.  During the third quarter of 2012, Lakes recognized impairment charges of $0.7 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised.  In addition, as a result of agreeing to sell the majority of the land owned in Vicksburg, Mississippi during the third quarter of 2012 for an amount less than its recorded book value, Lakes recognized an impairment charge of $1.3 million.  During the third quarter of 2011, Lakes recognized impairment charges of $0.8 million due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.  Also included in the $1.1 million impairments and other losses for the third quarter of 2011 were other costs of $0.3 million which represented estimated selling costs of the land held for sale in Vicksburg, Mississippi.

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects for the third quarter of 2012 and 2011 was $0.3 million.

Net Unrealized Losses on Notes Receivable
Net unrealized losses on notes receivable relate to our notes receivable from the Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value based upon the current status of the related tribal casino projects and evolving market conditions. There were no net unrealized losses on notes receivable during the third quarter of 2012.   In the third quarter of 2011, net unrealized losses on notes receivable were $2.7 million related to the project with the Jamul Tribe due primarily to ongoing issues in the credit markets during that period.

Other Income, net
Other income, net was $1.4 million for the third quarter of 2012 compared to $1.3 million for the third quarter of 2011, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes
The income tax benefit for the third quarter of 2012 was $0.1 million compared to $9.1 million for the third quarter of 2011. Lakes’ income tax benefit in the current year period is primarily due to current period income tax benefit.  In the prior period, the income tax benefit is primarily due to 2011 timing differences and related valuation allowances.  Our effective tax rates were (8)% and (99)% for the third quarter of 2012 and 2011, respectively. For the three months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the three months ended October 2, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and changes in valuation allowance due to 2011 timing differences.

Nine months ended September 30, 2012 compared to the nine months ended October 2, 2011

Revenues
Revenues were $8.1 million for the nine months ended September 30, 2012 compared to $34.3 million for the nine months ended October 2, 2011.  The decrease in revenues for the nine months ended September 30, 2012 compared to the nine months ended October 2, 2011 was due to the elimination of management fees from the Four Winds Casino Resort resulting from the buy-out of the management agreement for that property by the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) on June 30, 2011.  Under the buy-out agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012.  The decrease in revenues period over period was partially offset by an increase in management fees from the Red Hawk Casino and the addition of $1.7 million in revenues related to of the Rocky Gap Resort.

Property Operating Expenses
Property operating expenses were $0.8 million for the nine months ended September 30, 2012 which primarily relate to rooms, food and beverage and golf operations of the Rocky Gap Resort.  As the Rocky Gap Resort was acquired during the third quarter of 2012, there were no such expenses for the nine months ended October 2, 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $7.1 million for the nine months ended September 30, 2012 compared to $7.5 million for the nine months ended October 2, 2011.  The decline in selling, general and administrative costs in the current year period compared to the prior year period resulted primarily from decreases in travel and related expenses due to the termination of the Company’s aircraft lease during the fourth quarter of fiscal 2011 partially offset by increases in professional fees and administrative costs related to the acquisition and operation of the Rocky Gap Resort.  For the first nine months of fiscal 2012, selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.5 million (including share-based compensation), travel expenses of $0.4 million, and professional fees of $1.8 million.  For the first nine months of 2011, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.7 million (including share-based compensation), travel expenses of $1.3 million, and professional fees of $1.3 million.

Loss on Convertible Note Receivable
Loss on convertible note receivable was $4.0 million for the nine months ended October 2, 2011.  There was no loss on convertible note receivable for the nine months ended September 30, 2012.  The prior year period loss was associated with Lakes’ initial $4.0 million investment in Dania Entertainment Center, LLC via a convertible promissory note, which was written down to zero as of October 2, 2011.

Impairments and Other Losses
Impairments and other losses were $4.3 million for the nine months ended September 30, 2012 compared to $2.6 million for the nine months ended October 2, 2011.  During the current year period, Lakes recognized impairment charges of $1.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe.  Also included in impairments and other losses for the nine months ended September 30, 2012 were $1.2 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised and an impairment charge of $1.3 million as a result of agreeing to sell the majority of the land owned in Vicksburg, Mississippi during the third quarter of 2012 for an amount less than its recorded book value.  During the prior year period, Lakes recognized impairment charges of $2.4 million primarily due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.  Also included in the $2.6 million impairments and other losses for the nine months ended October 2, 2011 were other costs of $0.3 million which represented estimated selling costs of the land held for sale in Vicksburg, Mississippi.

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects for the nine months ended September 30, 2012 was $0.8 million compared to $11.4 million for the nine months ended October 2, 2011.  The decrease in amortization costs related to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the buy-out agreement with the Pokagon Band.

Net Unrealized Losses on Notes Receivable
Net unrealized losses on notes receivable relate to our notes receivable from Indian tribes for casino projects that are not yet open, which are adjusted to estimated fair value based upon the current status of the related tribal casino projects and evolving market conditions. There were no net unrealized losses on notes receivable during the nine months ended September 30, 2012.   In the first nine months of 2011, net unrealized losses on notes receivable were $2.1 million related to the project with the Jamul Tribe due primarily to ongoing issues in the credit markets during that period.

Other Income, net
Other income, net was $4.2 million for the nine months ended September 30, 2012 compared to $3.9 million for the nine months ended October 2, 2011, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes
The income tax benefit for the nine months ended September 30, 2012 was $2.2 million compared to $0.5 million for the nine months ended October 2, 2011. Lakes’ income tax benefit in the current year period is primarily due to its ability to carry back estimated 2012 taxable loss to a prior year and receive a refund of taxes previously paid.  In the prior period, the income tax provision is primarily due to 2011 timing differences and related valuation allowances. Our effective tax rates were (227)% and (5)% for the nine months ended September 30, 2012 and October 2, 2011, respectively. For the nine months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.  For the nine months ended October 2, 2011, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and changes in valuation allowance due to 2011 timing differences.

Liquidity and Capital Resources

As of September 30, 2012, we had $28.8 million in cash and cash equivalents.  We currently believe that our cash and cash equivalents and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months and we currently expect to be able to obtain the financing necessary for our planned development projects. However, such financing, if necessary, may not be available at all, or at acceptable terms, or it may be dilutive to our stockholders.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the properties we own and/or manage. Declines in consumer spending would cause our revenues generated from the ownership of the Rocky Gap Resort and management of the Red Hawk Casino to be adversely affected.  During the nine months ended September 30, 2012, our revenues were derived primarily from the management of the Red Hawk Casino.  Our contract for the management of this casino continues through December 2015. Revenues and expenses from the Rocky Gap Resort are included in operations as of the date of the acquisition of the property, which was August 3, 2012.

The management contract with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month.  We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient.  As of September 30, 2012, no amount was outstanding under this obligation.  We collected payments of $1.1 million under this obligation during the nine months ended September 30, 2012.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term.   At September 30, 2012, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired.  We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino.  However, the collection of principal on development notes receivable will be deferred through December 2013.  While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the contract.

We have a total investment of $20.2 million in Rock Ohio Ventures.  Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio and the Thistledown Racetrack in North Randall, Ohio, we may be required to invest additional funds of up to $4.9 million in those projects.   The Horseshoe Casino Cleveland opened on May 13, 2012 and the Cincinnati casino is expected to open in the spring of 2013.

On August 3, 2012, we acquired the assets of the Rocky Gap Resort pursuant to the Purchase Agreement for $6.8 million paid with cash on hand.  In connection with the closing of the acquisition of the Rocky Gap Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  We are currently operating the existing hotel, golf course and related amenities.  We plan to renovate the existing facilities to convert the approximately 24,000 square feet of convention and meeting space into a gaming facility that will feature a minimum of 500 video lottery terminals, bar and a food outlet. The total cost of the project is currently expected to be approximately $30.0 million.  We currently plan to fund the entire cost of the project with cash on hand, but may obtain third-party financing for a portion of the project costs.

On October 28, 2012, our interest-only $8.0 million non-revolving bank line of credit loan agreement (the “Loan Agreement”) was extended through October 28, 2014 and was modified to be revolving in nature.  As of September 30, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

We entered into a Settlement and Mutual Releases Agreement (the “Settlement Agreement”) in October 2012 related to the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.  The Settlement Agreement provided for payment to Lakes of $2.2 million, which was received on November 1, 2012.

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

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 1, 2012, previously filed with the SEC, for our critical accounting policies in addition to the policies discussed below that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Application of the Acquisition Method of Accounting
On August 3, 2012, we acquired the assets of the Rocky Gap Resort pursuant to the Purchase Agreement for $6.8 million paid with cash on hand. As provided in the Purchase Agreement, Lakes acquired substantially all of the assets used in the Rocky Gap Resort’s business, which is primarily the operation of a AAA Four Diamond Award® winning resort and includes a 215-room hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

Lakes has applied the acquisition method of accounting to this business combination, which requires the following:

•	Identifying the acquirer,
•	Determining the acquisition date,
•	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
•	Recognizing and measuring goodwill or a gain from a bargain purchase

Lakes has completed its valuation procedures, and the resulting fair value of the acquired assets and assumed liabilities has been recorded based upon the valuation of the business enterprise and Rocky Gap Resort's tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and assumed liabilities. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including the building, site improvements, and furniture, fixtures and equipment, utilized the cost approach, which is based on replacement cost of the assets.

The calculation of the fair value of the identified intangible assets was determined using cash flow models following the income approach. The calculation of the fair value of the advance bookings was determined using an excess earnings method, which is an application of the income approach and computes the present value of cash flows attributable to the associated future income stream. The determination of the fair value of memberships utilized the income approach and included projections of membership revenue, estimates of operating expenses associated with the memberships and a charge for the contributory assets.  The net present value of the membership income was then calculated using a selected discount rate. As a result of the business combination and fair value analysis, we recorded $0.2 million for advance bookings and $0.4 million for memberships.  Goodwill or a gain from a bargain purchase was not recorded as the fair value of the acquired assets and assumed liabilities approximated the purchase price.

The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements:

•
We measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired of $7.0 million and the fair value of the liabilities assumed of $0.2 million in our consolidated balance sheet as of August 3, 2012.  In total, the assets of the Rocky Gap Resort acquired represent approximately 6% of our consolidated total assets as of September 30, 2012.

•
We have reported the operating results of the Rocky Gap Resort in our consolidated statements of operations and cash flows for the period from August 3, 2012 through September 30, 2012.  During this period, Lakes recorded $1.7 million in revenue and no net earnings from the Rocky Gap Resort’s operations.

Revenue Recognition for the Rocky Gap Resort
Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of September 30, 2012 (unaudited) and January 1, 2012 include long-term assets related to Indian casino projects of $45.3 million and $46.6 million, respectively. The amounts are as follows by project (in thousands):

	September 30, 2012 (Unaudited)
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$37,103	$—	$37,103
Intangible assets related to Indian casino projects	3,391	—	3,391
Management fees receivable and other (*)	3,861	903	4,764
	$44,355	$903	$45,258

	January 1, 2012
	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$34,160	$—	$—	$34,160
Intangible assets related to Indian casino projects	4,184	—	—	4,184
Land held for development	—	960	—	960
Management fees receivable and other (*)	6,037	—	1,278	7,315
	$44,381	$960	$1,278	$46,619
________

(*)
Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $3.9 million and $6.0 million as of September 30, 2012 and January 1, 2012, respectively, and notes receivable from related parties of $0.9 million and $1.3 million, net of current portion, as of September 30, 2012 and January 1, 2012, respectively.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011.  Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of September 30, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.   The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $69.0 million as of September 30, 2012, which is comprised of $66.7 million related to pre-construction advances and $2.3 million related to interest receivable.  The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $12.6 million and allowance for impairment of $19.3 million, was $37.1 million as of September 30, 2012.  The carrying amounts represent the present value of expected future cash flows.

Jamul Tribe

We initially entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project.  Due to Lakes’ corporate strategic objectives, Lakes determined that it would not continue to move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.  As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of September 30, 2012 and January 1, 2012. Pursuant to the agreement with the Jamul Tribe, Lakes was required to make advances of approximately $1.3 million subsequent to the date of the termination of the agreement.  As of September 30, 2012, all of the required advances had been made to the Jamul Tribe.  As of September 30, 2012, Lakes had advanced approximately $59.4 million including accrued interest to the Jamul Tribe related to casino development efforts.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  Lakes continues to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and the casino’s furnishings and equipment.

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

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public.  We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $19.2 million furniture, furnishings and equipment financing as of September 30, 2012 and a minimum priority payment to the Shingle Springs Tribe.  Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including our pre-construction advances); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.  The management contract includes provisions that allow the Shingle Springs Tribe to buy out the management contract after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the contract, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.  The NIGC approved the management contract in July 2004, which was subsequently amended in April 2007.

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

Seasonality

We believe that the operations of all casino and resort properties owned and/or managed by us are affected by seasonal factors, including holidays, weather and travel conditions.

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

On August 3, 2012, Lakes acquired the Rocky Gap Resort.  Management is currently continuing its assessment of the effectiveness of the Rocky Gap Resort’s internal controls.  Lakes has a period of one year from the acquisition date to complete its assessment of effectiveness of the internal controls of the Rocky Gap Resort’s operations and to take the required actions to ensure that adequate internal controls and procedures are in place.  Upon completion of our assessment of the effectiveness of the internal controls as well as implementation of new procedures and controls, we will provide a conclusion in either our report on Form 10-K for the year ended December 30, 2012, or our interim report on Form 10-Q for the quarterly periods ending March 31, 2013 and June 30, 2013 about whether or not our internal control over financial reporting related to the Rocky Gap Resort was effective as of the corresponding reporting period.  There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in Penn Ventures, LLC to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

Dated: November 7, 2012