Form 10-K
period 2012-12-30
LAKES ENTERTAINMENT INC
filed 2013-03-15
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 11, 2013, 26,440,936 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 29, 2012 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $56.8 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These risks and uncertainties include, but are not limited to, the inability to complete or possible delays in completion of Lakes Entertainment, Inc.’s casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes Entertainment, Inc. operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes Entertainment, Inc. by Indian tribes; risks of entry into new businesses; reliance on Lakes Entertainment, Inc.’s management; and litigation costs.  For more information, review Lakes Entertainment, Inc.’s filings with the SEC.  For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we” or “our”), develops, finances and manages casino properties. Lakes’ primary business historically has been to develop and manage Indian-owned casino properties that offer the opportunity for long-term development of related entertainment facilities, including hotels, golf courses, theaters, recreational vehicle parks and other complementary amenities.  We are currently managing the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). On August 3, 2012, we acquired the assets of the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Rocky Gap Resort”) for $6.8 million and simultaneously entered into an operating lease for the underlying land.  The existing Rocky Gap Resort, which includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, is currently undergoing renovation and upon completion will also feature a gaming facility and an event center.  The gaming facility will include approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.  We are also involved in other business activities, including the investment in non-Indian casinos in Ohio. See note 19, Segment Information, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

History

Lakes was formed in 1998 under the name of GCI Lakes, Inc., which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes’ common stock were distributed to the shareholders of Grand Casinos.  Before the spin-off, Grand Casinos had management contracts for Grand Casino Hinckley and Grand Casino Mille Lacs, both Indian-owned casinos in Minnesota. Those contracts ended before the spin-off. After the spin-off, Lakes managed two Indian-owned casinos in Louisiana previously managed by Grand Casinos. Lakes managed the largest casino resort in Louisiana, Grand Casino Coushatta, until the management contract expired in 2002. Lakes also had a management contract for Grand Casino Avoyelles, which was terminated through an early buy-out of the contract effective in 2000. Lakes had a management contract for the Cimarron Casino in Oklahoma from 2006 through May 2010 and for the Four Winds Casino Resort in Michigan from August 2007 through June 2011.  Lakes began managing the Red Hawk Casino in 2008.  Lakes purchased and began operating and renovating the Rocky Gap Resort on August 3, 2012.

Indian Casino Business

Development and Management of the Red Hawk Casino
Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California, and has direct freeway access from a dedicated interchange.  Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008.  The Red Hawk Casino includes approximately 88,000 square feet of casino space and features approximately 2,250 slot machines and gaming devices, 60 table games, five poker tables, six restaurants, four bars, retail space, a parking garage, and a child care facility and arcade.

On September 30, 2008, the California state legislature ratified an amended compact (the “2008 Compact”) between the Shingle Springs Tribe and the State of California, and on November 28, 2008, the 2008 Compact was approved by the Bureau of Indian Affairs (the “BIA”).  The 2008 Compact runs through 2029 and allows for a maximum of 5,000 class III slot machines at one gaming facility. The 2008 Compact requires the Shingle Springs Tribe to share revenues with the State of California based on a sliding scale percentage of net win ranging from 20% to 25% from the operation of the slot machines. The Shingle Springs Tribe also contributes $4.6 million per year to the Revenue Sharing Trust Fund, which pays up to $1.1 million each year to each of the non-gaming tribes in California. The 2008 Compact also allows for the Shingle Springs Tribe to deduct up to $5.2 million annually for 20 years from the payments made to the State of California from the operation of slot machines.

During July 2004, the National Indian Gaming Commission (the “NIGC”)  approved the development and management agreements between the Shingle Springs Tribe and Lakes, permitting Lakes to manage a Class II and Class III casino on the Shingle Springs Rancheria. On June 28, 2007, an affiliate of the Shingle Springs Tribe closed on a $450 million senior note financing to fund the construction of the Red Hawk Casino and a dedicated interchange off U.S. Highway 50 to provide direct access to the Shingle Springs Rancheria and the Red Hawk Casino.  On September 30, 2008, an affiliate of the Shingle Springs Tribe closed on a $77 million furniture, furnishings and equipment financing for the Red Hawk Casino.  Under the terms of the development and management agreement, as amended, Lakes made advances to the Shingle Springs Tribe in the form of a transition loan of $74.4 million, including interest accrued through the opening date of the Red Hawk Casino on December 17, 2008 (the “Transition Loan”).  In addition, Lakes made advances of $8.8 million associated with land purchases.  The land loan was repaid to Lakes, including accrued interest, on June 28, 2007 in connection with the close of the $450 million senior note financing.  Advances on the Transition Loan of $66.7 million remain outstanding as of December 30, 2012.

The amended development and management agreement provided for Lakes to assist in the design, development and construction of the facility as well as manage the pre-opening, opening and continued operations of the Red Hawk Casino and related amenities for a period of seven years from the opening date. As compensation for Lakes’ management services, Lakes earns a management fee equal to 30% of net revenue (as defined by the development and management agreement) (“Net Revenue”) of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year.  Payment of management fees is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $15.4 million furniture, furnishings and equipment financing outstanding as of December 30, 2012 and a minimum priority payment to the Shingle Springs Tribe.

The opening of the Red Hawk Casino triggered the repayment terms of the notes receivable which are scheduled to be repaid over the original seven-year term at a rate per annum equal to the prime rate plus two percent (2%) (5.25% as of December 30, 2012).  If, however, Net Revenues from the project are insufficient, payments are deferred.  The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.  In order to assist the Red Hawk Casino in increasing cash levels, Lakes will defer allowed payments of principal on the Transition Loan, if any, through December 2013.  These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.

At December 30, 2012 and January 1, 2012, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired.   This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.  As of January 2, 2011, an allowance of $21.0 million was established through an impairment charge on the notes receivable and was included in the consolidated statement of operations for fiscal 2010.  In addition, due to the carrying amount of the intangible assets associated with the Shingle Springs Tribe exceeding the expected future cash flows from the management agreement for the Red Hawk Casino, impairment charges of $16.7 million were recognized during fiscal 2010.  No additional impairment charges were recorded during fiscal 2012 and 2011.

While Lakes has concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the agreement.

The management agreement with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the agreement, which expires in December 2015.  Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient.  As of December 30, 2012, no amount was outstanding under this obligation  Lakes collected payments of $1.1 million under this obligation during fiscal 2012.

In November 2012, the Shingle Springs Tribe agreed to an amended tribal-state gaming compact (the “2012 Compact”) with the State of California.  The 2012 Compact has been signed by the Governor of the State of California and the Shingle Springs Tribe and requires final approval by the State of California legislature and the Secretary of the Interior approval published in the Federal Register.  The 2012 Compact, once effective, will reduce the required revenue share payments to the State of California.  Effectiveness of the 2012 Compact is also contingent upon the occurrence of certain other events including the Shingle Springs Tribe restructuring its payment obligations due and payable to Lakes by December 31, 2015.  Until the Shingle Springs Tribe and Lakes reach a mutually acceptable resolution, the existing agreements between the Shingle Springs Tribe and Lakes will remain in effect.

Development and Financing of the Jamul Casino
Lakes entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”).  Due to Lakes’ corporate strategic objectives, Lakes determined that it would not move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.

As a result of the termination of its agreement with the Jamul Tribe, Lakes estimated the fair value of its notes receivable from the Jamul Tribe to be zero as of December 30, 2012 and January 1, 2012.  As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts.  Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement.  Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination.  All of the fiscal 2012 advances are included as losses in Lakes’ consolidated statement of operations for the twelve months ended December 30, 2012.

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

Rocky Gap Lodge & Golf Resort
In September 2011, Lakes entered into a joint venture with Addy Entertainment, LLC (“Addy”) to form Evitts Resort, LLC (“Evitts”). In April 2012, a video lottery operation license (“License”) for the Rocky Gap Resort was awarded to Evitts by the State of Maryland Video Lottery Facility Location Commission (the “Commission”).  In May 2012, Lakes paid Addy $0.6 million for its ownership interest in Evitts, giving Lakes full ownership of Evitts.

In August 2012, Lakes acquired the assets of the Rocky Gap Resort for $6.8 million.  The AAA Four Diamond Award® winning resort includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. In connection with the closing of the acquisition of the Rocky Gap Resort, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources (the “Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

The Rocky Gap Resort is currently undergoing renovation and upon completion will feature a gaming facility and an event center.  The gaming facility will include approximately 550 VLTs, 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The total cost of the project is currently expected to be approximately $35.0 million.  On December 17, 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs.  Lakes is required to invest $17.5 million in the Rocky Gap Resort project, including the original purchase price of the property, prior to drawing on the Facility.  As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.  The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

Investment in Rock Ohio Ventures, LLC
Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public on May 13, 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened on March 4, 2013; and the Thistledown Racino in North Randall, Ohio which is expected to add 1,100 VLTs in April 2013 to the currently operating racetrack. As of December 30, 2012, Lakes has contributed approximately $20.2 million to Rock Ohio Ventures.  Lakes currently plans to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.

Competition

Overall
The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or the expansion thereof. Gaming activities include traditional land-based casinos, river boat and dockside gaming, casino gaming on Indian land, state-sponsored video lottery and video poker in restaurants, bars and hotels, pari-mutuel betting on horse racing and dog racing, sports bookmaking, card rooms and online gaming. The casinos managed or invested in by Lakes compete with all of these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. Lakes also competes with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of Lakes’ competitors have greater financial and other resources than Lakes. Further expansion of gaming could also significantly affect Lakes’ business.

Indian Gaming
According to NIGC tribal data reports, from the end of 2010 through 2011, there were 421 Indian gaming operations nationwide from which, during this same period, tribal gaming revenues increased $0.7 million, or 2.6%, to $27.2 billion. NIGC tribal data reports indicate that in California, Indian gaming is well-developed.

There were 63 compacted Indian gaming facilities in the California and Northern Nevada region in 2011.  There are two Indian-owned Las Vegas-style casinos located in the vicinity of the Red Hawk Casino.   Based on NIGC tribal data reports, in California and Northern Nevada (which includes the Red Hawk Casino), tribal gaming revenues increased from $6.8 billion in 2010 to $6.9 billion in 2011.  This region has the highest tribal gaming revenues in the United States with approximately 25.4% of all reported Indian gaming revenue.

Ohio Casino Properties
The Ohio constitution was amended during 2009 to authorize casino gaming.  Competition for Ohio casinos is currently expected to come from the other Ohio casinos to be developed, casinos located in the surrounding states and the installation of VLTs at Ohio horse tracks.

Rocky Gap Resort
VLT operations in Maryland are regulated by the Maryland Lottery and Gaming Control Agency. State legislation restricts the number of licenses the State of Maryland can issue to six. The Allegany County license has been awarded to the Rocky Gap Resort. Licenses have been previously granted for Anne Arundel, Cecil and Worcester counties and the locations are currently in operation. A license has been awarded for Baltimore City and the project is currently in the development stage. The State of Maryland has recently begun soliciting proposals for the remaining license in Prince George’s county.  The Rocky Gap Resort will also compete for customers with gaming properties in adjacent states, including Pennsylvania and West Virginia.

During a special session in the fourth quarter of 2012, the Maryland General Assembly passed legislation that allows for 24-hour operation of VLTs, added the ability for VLT operators to operate table games and allowed specified veteran’s organizations to operate a limited number of specified VLTs. No regulations have yet been established for the operation of VLTs by veteran’s organizations. Any additional forms or expansion of commercial gaming in Maryland is prohibited, unless approved by a voter referendum.

Regulation

Gaming Regulation – General
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

Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless it obtains proper licenses, permits and approvals. Generally, an application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority finds a security holder to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals if Lakes recognizes any rights in any entity with such unsuitable person in connection with such securities. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes’ Articles of Incorporation require security holders to provide the background information requested by Regulatory Authorities and authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries. Once obtained, licenses, permits and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license for a violation of its gaming ordinances.

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

Real Estate Holdings

Lakes owns parcels of undeveloped land in California related to its previous involvement in a potential Indian casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma (“Iowa Tribe”).  Lakes also owns an office building and related land in Minnesota for its corporate offices.  In August 2012, Lakes acquired the Rocky Gap Resort in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park and is subject to the Lease Agreement with the Maryland DNR.

Employees

At December 30, 2012, Lakes had 134 employees, of which 90 were full-time employees. Lakes believes its relations with employees are satisfactory.

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

Current economic conditions may cause further declines in casino gaming activity and other consumer spending which could adversely affect the financial performance of the casinos we manage and/or own and result in lower revenue to us.

Our operating results and performance depend significantly on the current economic conditions and their impact on consumer spending in the casinos we manage and/or own.  The decline in consumer spending resulting from the recession and the deterioration of capital and credit markets may cause our revenue generated from the casinos we manage and/or own to be adversely impacted.

Extreme competition exists in the gaming industry.

The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or its expansion. The casinos managed or invested in by us compete with all forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of our competitors have greater financial and other resources than we do which limits our ability to pursue certain opportunities. Further expansion of gaming could also significantly adversely affect our business.

Because our primary source of revenue is generated from our management agreement with the Shingle Springs Tribe for the Red Hawk Casino which has a finite term, our failure to develop new profitable business opportunities would impact our future growth, cash flow and profitability.

The primary source of our revenues in fiscal 2012 was generated from our management agreement relating to the Red Hawk Casino, which expires in December 2015.  If the development of the Rocky Gap Resort isn’t profitable, or if we fail to develop new business opportunities that generate cash receipts, or if our remaining management agreement continues to generate only revenues which are deferred, our future growth, cash flow and profitability will be adversely impacted.

Our entry into new businesses may result in future losses.

We may diversify into other businesses. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us.  These risks include but are not limited to negative cash flow, initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals, market introduction and acceptance of new products and/or services and obtaining regulatory approvals required to conduct the new businesses.  Diversification activities may never successfully add to our future revenues and income and the costs of evaluating potential business opportunities may adversely impact our profitability during the periods they are incurred.

The commencement or completion of casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

The opening of a future facility, including the gaming facility at the Rocky Gap Resort, will be contingent upon, among other things, receipt of all regulatory licenses, permits, allocations and authorizations, the completion of construction and the hiring and training of sufficient personnel. The scope of the approvals required to construct and open a facility will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of a facility or otherwise affect the design and features of a proposed casino.

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

Existing payment obligations to us from the Shingle Springs Tribe may be restructured.

The Shingle Springs Tribe has agreed to an amended tribal-state gaming compact with the State of California.  The amended compact, which requires final approval by the California legislature and the Secretary of the Interior, will reduce the required revenue share payments to California.  The amended compact also requires the Shingle Springs Tribe to restructure its payment obligations due and payable to us by December 15, 2015.  Until we agree to a mutually acceptable restructuring of the obligations, our existing agreements will remain in effect.  However, it is possible that a restructuring would mean that we would not receive full payment for obligations owed to us or that we may otherwise agree to terms that are different than the current terms.

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

If the Red Hawk Casino fails, or does not achieve sufficient results of operations, our recorded assets related to that project will be impaired and there may be a material adverse impact on our financial condition, results of operations and cash flow.

The majority of our assets related to Indian casino projects are classified as long-term on our consolidated balance sheet and are in the form of loans to the Shingle Springs Tribe.  These loans, except for the current portion, are included as notes receivable on the consolidated balance sheet, under the category “long-term assets related to Indian casino projects”.   At December 30, 2012, we had $46.2 million in long-term assets related to Indian casino projects, of which $38.2 million was in the form of notes and interest receivable from the Shingle Springs Tribe. The notes receivable represented approximately 32% of our total assets.  All of the loans are subject to collection risk and there is no established market.  The repayment terms of these notes receivable are largely dependent upon the operating performance of the Red Hawk Casino.  Repayments of such loans are required to be made only if distributable profits are available from the operation of the Red Hawk Casino.  Repayments are also the subject of certain distribution priorities specified in the agreement with the Shingle Springs Tribe.  In addition, repayment to us of the loans and the manager’s fees under our management agreement is subordinated to certain other financial obligations of the Shingle Springs Tribe. In order to assist the Red Hawk Casino in increasing cash levels, we will defer allowed payments of principal on the loans, if any, through December 2013.

The amounts due to us from the Jamul Tribe will likely not be paid until and unless it opens a gaming facility on its reservation.

We determined that we would not move forward with the Jamul Casino Project and terminated our agreement with the Jamul Tribe in March 2012.  As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. As a result of the termination of our agreement with the Jamul Tribe, we determined the fair value of the notes receivable from the Jamul Tribe to be zero.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  We continue to have a collateral interest in all revenues from any future casino owned by the Tribe, and the casino’s furnishings and equipment.  We cannot be assured of the repayment of these amounts.

The litigation brought forth by Sharp Image Gaming, Inc. against the Shingle Springs Tribe could impact the timing of management fee payments and/or loan repayments to Lakes.

During 2007, Sharp Image Gaming, Inc. (“Sharp Image”) filed a lawsuit against the Shingle Springs Tribe seeking amounts from the Shingle Springs Tribe related to prior loans and an alleged agreement for the supplying of gaming machines to the Shingle Springs Tribe.  The amount sought in the lawsuit filed by Sharp Image was in excess of $100 million.  During December 2011, Sharp Image obtained a judgment against the Shingle Springs Tribe in the amount of approximately $30.0 million.  The Shingle Springs Tribe  is appealing the judgment and believes that the judgment is against legal precedent and that the judgment cannot be collected from the Shingle Springs Tribe or the Red Hawk Casino.   However, if the judgment is upheld on appeal and results in any impact to the Red Hawk Casino’s cash position, Lakes’ management fee payments and loan repayments could be delayed.

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

As of December 30, 2012, we had options outstanding to acquire 1.5 million shares of our common stock, exercisable at prices ranging from $1.89 to $6.43 per share, with a weighted average exercise price of approximately $3.04 per share. As of December 30, 2012, there were 875,627 remaining shares available to grant under the existing stock option plans.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit.  As of December 30, 2012, these shares consist of approximately 7.1 million shares beneficially owned by our executive officers and directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and occupies approximately 22,000 square feet of the 65,000 square foot building and has leased a portion of the office space to outside tenants. We are currently searching for a tenant or tenants to lease the remaining space.

Rocky Gap Resort

In August 2012, Lakes acquired the Rocky Gap Resort in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park and is subject to the Lease Agreement with the Maryland DNR.

ITEM 3.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

Other Litigation

Lakes and its subsidiaries are involved in various other inquiries, administrative proceedings and litigation relating to contracts and other matters arising in the normal course of business. While any proceeding or litigation has an element of uncertainty, management currently believes that the likelihood of an unfavorable outcome is remote, and is not likely to have a material adverse effect upon our consolidated financial statements. No provision for loss has been recorded in connection therewith.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market under the ticker symbol LACO. The high and low sales prices per share of Lakes’ common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 30, 2012:
High	$2.15	$3.06	$2.85	$3.14
Low	1.80	1.80	2.11	2.10

Year Ended January 1, 2012:
High	$3.51	$2.60	$2.57	$2.31
Low	2.56	2.04	2.08	1.81

On March 11, 2013, the last reported sale price for the common stock was $3.30 per share. As of March 11, 2013, Lakes had approximately 815 shareholders of record.

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

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 30, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned.  An overview of our projects as of December 30, 2012 is as follows:

•
We own and operate the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Rocky Gap Resort”) which we acquired on August 3, 2012 for $6.8 million.  The AAA Four Diamond Award® winning resort includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of the Rocky Gap Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  We are currently operating the existing hotel, golf course and related amenities.  The Rocky Gap Resort is currently undergoing renovation and upon completion will feature a gaming facility and an event center.  The gaming facility will include approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The total cost of the project is currently expected to be approximately $35.0 million.  On December 17, 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs.  We are required to invest $17.5 million in the Rocky Gap Resort project, including the original purchase price of the property, prior to drawing on the Facility. As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility. The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

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

•
We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the Horseshoe Casino Cincinnati in Cincinnati, Ohio, and the Thistledown Racino in North Randall, Ohio. As of December 30, 2012, we have contributed approximately $20.2 million to Rock Ohio Ventures.  Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio.  We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.  If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The Horseshoe Casino Cleveland opened on May 13, 2012.  The casino features approximately 2,100 slot machines, 63 table games, a 30-table poker room and multiple food and beverage outlets.  The Horseshoe Casino Cincinnati opened on March 4, 2013 and features approximately 2,000 slot machines, 116 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.  The Thistledown Racino is expected to add 1,100 VLTs in April 2013 to the currently operating racetrack.

Results of Continuing Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 30, 2012.

Fiscal Year Ended December 30, 2012 (“Fiscal 2012”) Compared to Fiscal Year Ended January 1, 2012 (“Fiscal 2011”)

Revenues
Total revenues were $11.0 million for fiscal 2012 compared to $35.6 million for fiscal 2011.  The decrease in revenues for fiscal 2012 compared to fiscal 2011 was due primarily to the elimination of management fees from the Four Winds Casino Resort resulting from the buy-out of the management agreement for that property by the Pokagon Band of Potawatomi Indians (the “Pokagon Band”) on June 30, 2011.  Under the buy-out agreement, Lakes was compensated in the amount of $24.5 million for the management fees it would have received had it managed the Four Winds Casino Resort through the original contract expiration date which was August 2012.  The decrease in revenues period over period was partially offset by an increase of $4.9 million in management fees from the Red Hawk Casino and the addition of $3.2 million in revenues related to the operation of the Rocky Gap Resort.

During fiscal 2014, the management fees we earn from the Red Hawk Casino will decrease from 30% of net revenue, (as defined in the development and management agreement) (“Net Revenue”) with the Shingle Springs Tribe, to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year in accordance with the terms of the management agreement with the Shingle Springs Tribe.

Property Operating Expenses
Property operating expenses were $1.7 million for fiscal 2012 which primarily related to rooms, food and beverage and golf operations of the Rocky Gap Resort.  As the Rocky Gap Resort was acquired during the third quarter of 2012, there were no such expenses for fiscal 2011.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $10.2 million for fiscal 2012 compared to $9.5 million for fiscal 2011.  Included in these amounts were Lakes corporate selling, general and administrative expenses of $7.8 million and $9.2 million during fiscal 2012 and fiscal 2011, respectively, and Rocky Gap Resort selling, general and administrative expenses of $2.4 million during fiscal 2012 and administrative costs associated with the acquisition of the Rocky Gap Resort of $0.3 million during fiscal 2011. The increase in selling, general and administrative expenses in fiscal 2012 compared to fiscal 2011 was primarily due to the addition of administrative costs and professional fees associated with the acquisition and operation of the Rocky Gap Resort which were partially offset by decreases in travel and related expenses due to the termination of Lakes’ aircraft lease during the fourth quarter of fiscal 2011, as well as decreases in corporate payroll and related expenses. For fiscal 2012, selling, general and administrative expenses included payroll and related expenses of $5.0 million (including share-based compensation), travel expenses of $0.4 million and professional fees of $2.6 million.  For fiscal 2011, selling, general and administrative expenses included payroll and related expenses of $4.9 million (including share-based compensation), travel expenses of $1.5 million and professional fees of $1.6 million.

Loss on Convertible Note Receivable
Loss on convertible note receivable was $4.0 million for fiscal 2011.  There was no loss on convertible note receivable for fiscal 2012.  The fiscal 2011 loss was associated with Lakes’ initial $4.0 million investment in Dania Entertainment Center, LLC via a convertible promissory note related to a potential casino development project in Florida, which was written down to zero during the third quarter of fiscal 2011.

Impairments and Other Losses
Impairments and other losses were $4.5 million in fiscal 2012 and $8.5 million in fiscal 2011.  During fiscal 2012, Lakes recognized impairment charges of $1.8 million due to Lakes determining that it would not move forward with the project with the Jamul Tribe.  Also included in impairments and other losses for fiscal 2012 were $1.2 million related to costs associated with initial development plans for the Rocky Gap project which were subsequently revised, and an impairment charge of $1.3 million as a result of selling the majority of the land owned in Vicksburg, Mississippi for an amount less than its recorded book value.  During fiscal 2011, Lakes recognized impairment charges of $3.7 million primarily due to the continued uncertainty surrounding the completion of the Jamul Casino Project associated with delays in progress as well as ongoing issues in the credit markets.  Also included in impairments and other losses for fiscal 2011 were impairment charges of $1.6 million related to land owned by Lakes in Vicksburg, Mississippi due to continued declines in its estimated fair value.  Also during fiscal 2011, we terminated our aircraft lease with Banc of America Leasing & Capital, LLC, which was set to expire in 2018. As a result of the early termination of the lease, we incurred a loss of approximately $3.3 million. We determined that the costs associated with operating and maintaining the aircraft over the remaining lease term significantly exceeded the amount of the loss we recognized as a result of the early lease termination.

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects was $1.1 million for fiscal 2012 compared to $11.7 million for fiscal 2011.  The decrease in amortization costs related to the intangible assets associated with the Pokagon Band being fully amortized during the second quarter of 2011 as a result of the buy-out agreement with the Pokagon Band.

Net Unrealized Losses on Notes Receivable
There were no net unrealized losses on notes receivable during fiscal 2012.   Net unrealized losses on notes receivable were $11.9 million in fiscal 2011 related to the project with the Jamul Tribe and were due primarily to the decision not to move forward with the Jamul project.

Other Income (Expense), net
Other income (expense), net was $7.8 million for fiscal 2012 compared to $5.2 million for fiscal 2011.  The increase in other income net of expense in fiscal 2012 compared to fiscal 2011 was primarily due to receiving a payment related to the settlement of the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.  The settlement of the lawsuit provided for payment to Lakes of $2.2 million, which was received in November 2012.  A significant portion of the remaining amount of other income net of expense in both periods relates to non-cash interest income associated with accretion on the notes receivable from the Shingle Springs Tribe.

Income Taxes
The income tax benefit was $2.5 million in fiscal 2012 compared to $3.2 million for fiscal 2011.  Our effective tax rates for fiscal 2012 and fiscal 2011 were (325.7)% and (63.7)%, respectively.   For fiscal 2012 and 2011, the effective tax rate differs from the federal tax rate of 35% due primarily to a change in the valuation allowance.  In fiscal 2012 and fiscal 2011, the income tax benefit results from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid.

As of December 30, 2012, we evaluated the ability to utilize existing deferred tax assets arising from other ordinary items and determined that, due to a lack of sufficient positive evidence that future income will support the recognition of those other deferred tax assets, a 100% valuation allowance against deferred tax assets continues to be appropriate for those items at December 30, 2012.

Liquidity and Capital Resources

As of December 30, 2012, we had $32.5 million in cash and cash equivalents.  We currently believe that our cash and cash equivalents balance and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the properties we own and/or manage. Declines in consumer spending may cause our revenue generated from the ownership of the Rocky Gap Resort and management of the Red Hawk Casino to be adversely affected.

In the event our cash flows from operations do not match the levels we currently anticipate, we may need to raise funds.  However, there is no certainty that we would be able to do so on terms that are favorable to the Company or at all.

During fiscal 2012, our management fee revenues were derived from the management of the Red Hawk Casino.  Our agreement for the management of this casino continues through December 2015. Room, food and beverage, and other operating revenues and expenses from the Rocky Gap Resort are included in operations from the date of the acquisition of the property.

On August 3, 2012, we acquired the assets of the Rocky Gap Resort for $6.8 million.  In connection with the closing of the acquisition of the Rocky Gap Resort, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  We are currently operating the existing hotel, golf course and related amenities.  The Rocky Gap Resort is currently undergoing renovation and upon completion will feature a gaming facility and an event center.  The gaming facility will include approximately 550 VLTs, 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The total cost of the project is currently expected to be approximately $35.0 million.  On December 17, 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs.  We are required to invest $17.5 million in the Rocky Gap Resort project, including the purchase price of the property, prior to drawing on the Facility.  As of December 30, 2012, Lakes had invested a total of $11.9 million in the Rocky Gap project.  As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.  We currently believe that our cash and cash equivalents balance and amounts expected to be drawn under the Facility are sufficient to meet our development cost requirements related to this project.  The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

The management agreement with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month.  We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient.  As of December 30, 2012, no amount was outstanding under this obligation.  We collected payments of $1.1 million under this obligation during fiscal 2012.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term.   At December 30, 2012, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired.  We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino.  However, the collection of principal on  the Transition Loan will be deferred through December 2013.  While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the agreement.

We have a total investment of $20.2 million in Rock Ohio Ventures.  Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio and the Thistledown Racino in North Randall, Ohio, we may be required to invest additional funds of up to $4.9 million in those projects.   The Horseshoe Casino Cleveland opened on May 13, 2012 and the Horseshoe Casino Cincinnati opened on March 4, 2013.  The Thistledown Racino is expected to add 1,100 VLTs in April 2013 to the currently operating racetrack.

On October 28, 2012, our interest-only $8.0 million non-revolving bank line of credit loan agreement (the “Loan Agreement”) was extended through October 28, 2014 and was modified to be revolving in nature.  As of December 30, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

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

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of December 30, 2012 and January 1, 2012 include long-term assets related to Indian casino projects of $46.2 million and $46.6 million, respectively. The amounts are as follows by project (in thousands):

	December 30, 2012
	Shingle Springs Tribe	Other	Total

Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$38,247	$—	$38,247
Intangible assets related to Indian casino projects	3,127	—	3,127
Management fees receivable and other (*)	4,008	778	4,786
	$45,382	$778	$46,160

	January 1, 2012
	Shingle Springs Tribe	Jamul Tribe	Other	Total
Notes and interest receivable, net of current portion, discount and allowance for impaired notes receivable	$34,160	$—	$—	$34,160
Intangible assets related to Indian casino projects	4,184	—	—	4,184
Land held for development	—	960	—	960
Management fee receivable and other (*)	6,037	—	1,278	7,315
	$44,381	$960	$1,278	$46,619

(*)
Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $4.0 million and $6.0 million as of December 30, 2012 and January 1, 2012, respectively, and notes receivable from related parties of $0.8 million and $1.3 million, net of current portion, as of December 30, 2012 and January 1, 2012, respectively.

Notes Receivable
We have formal procedures governing our evaluation of opportunities for potential Indian-owned casino development projects that we follow before entering into agreements to provide financial support for the development of these projects. We determine whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. We initially evaluate several factors involving critical milestones that affect the probability of developing and operating a casino.

We account for our notes receivable from the tribes as in-substance structured notes in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Under their terms, the notes do not become due and payable unless the projects are completed and operational, and distributable profits are available from the operations. However, in the event our development activity is terminated prior to completion, we generally retain the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone is not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable is generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced is recorded as an intangible asset, and the two assets are accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date until the casino opens using then current assumptions including casino opening dates, typical market discount rates, pre- and post-opening date interest rates, probabilities of the projects opening and financial models prepared by management. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in our consolidated statement of operations.

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

Notes receivable for open casinos are periodically evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”).  We consider a note receivable to be impaired when, based on current information and events, it is determined that we will not be able to collect all amounts due according to the terms of the note receivable agreement.  Subsequent to the initial impairment evaluation, we continue to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310.

Shingle Springs Tribe

We concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of December 30, 2012 and January 1, 2012.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.   The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $69.4 million as of December 30, 2012, which is comprised of $66.7 million related to the Transition Loan and $2.7 million related to interest receivable.  The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $12.3 million and allowance for impairment of $18.9 million, was $38.2 million as of December 30, 2012.

Jamul Tribe

We entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project.  Due to our corporate strategic objectives, we determined that we would not move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.  As a result of the termination of our agreement with the Jamul Tribe, we estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of December 30, 2012 and January 1, 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts.  We made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement.  Pursuant to the agreement with the Jamul Tribe, we advanced an additional $1.3 million subsequent to the date of termination.  All of the fiscal 2012 advances are included as losses in our consolidated statement of operations for the twelve months ended December 30, 2012.  During fiscal 2011, we incurred a net unrealized loss of $11.9 million related to the notes receivable and  we recorded an impairment charge of $3.7 million on intangible assets related to the Jamul Casino Project.  Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation.  We continue to have a collateral interest in all revenues from any future casino owned by the Jamul Tribe, and the casino’s furnishings and equipment.

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

Management Fees Receivable and Other
Other assets primarily consist of deferred management fees and related interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino projects.  See note 18, Related Party Transactions, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

In addition, we incur certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Each Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public.  We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year.  Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $15.4 million furniture, furnishings and equipment financing as of December 30, 2012 and a minimum monthly priority payment to the Shingle Springs Tribe.  Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any;  and the remaining funds, if any, distributed to the Shingle Springs Tribe.  The management agreement includes provisions that allow the Shingle Springs Tribe to buy out the management agreement after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the agreement, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the contract, all outstanding amounts owed to Lakes immediately become due and payable.  The NIGC approved the management contract in July 2004, which was subsequently amended in May 2007.

We acquired our initial interest in the development and management agreements for the Shingle Springs Casino from KAR — Shingle Springs in 1999 and formed a joint venture, in which the agreements were held, between us and KAR — Shingle Springs. On January 30, 2003, we purchased the remaining KAR — Shingle Springs’ partnership interest in the joint venture. In connection with the purchase transaction, we entered into separate agreements with the two individual owners of KAR — Shingle Springs (Kevin M. Kean and Jerry A. Argovitz).

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

During 2009, Lakes became obligated to pay Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement which commenced in December 2008 between Lakes and the Shingle Springs Tribe, as a result of Mr. Kean’s election under an existing agreement related to this project.  Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

See note 18, Related Party Transactions, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further discussion.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Lakes Entertainment, Inc.
Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 30, 2012 and January 1, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2012 and January 1, 2012, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern
Certified Public Accountants

Las Vegas, Nevada
March 15, 2013

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	December 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$32,480	$38,557
Current portion of notes receivable from Indian casino projects	-	1,076
Deposits	-	2,250
Income taxes receivable	2,161	3,472
Other	1,255	1,130
Total current assets	35,896	46,485
Property and equipment	16,898	8,170
Accumulated depreciation	(3,619)	(3,107)
Property and equipment, net	13,279	5,063

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	38,247	34,160
Intangible assets, net of accumulated amortization of $2.1 and $1.1 million	3,127	4,184
Land held for development	-	960
Management fees receivable and other	4,786	7,315
Total long-term assets related to Indian casino projects	46,160	46,619
Other assets:
Investment in unconsolidated investee	20,161	15,706
License fee	2,100	-
Land held for development	1,130	170
Land held for sale	15	1,729
Other	981	228
Total other assets	24,387	17,833
Total assets	$119,722	$116,000

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.7 and $0.9 million discount	$1,265	$1,055
Accounts payable	433	354
Accrued payroll and related	737	534
Other accrued expenses	1,808	400
Total current liabilities	4,243	2,343

Long-term contract acquisition costs payable, net of current portion and $0.7 and $1.4 million discount	3,302	4,568

Total liabilities	7,545	6,911

Commitments and contingencies
Shareholders' equity:

Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,406 common shares issued and outstanding	264	264
Additional paid-in capital	203,964	203,747
Deficit	(92,051)	(95,272)
Total Lakes Entertainment, Inc. shareholders' equity	112,177	108,739
Noncontrolling interest	-	350
Total equity	112,177	109,089
Total liabilities and shareholders' equity	$119,722	$116,000

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share data)

	Twelve Months Ended
	December 30, 2012	January 1, 2012
Revenues:
Management fees	$7,726	$35,397
Room	1,383	-
Food and beverage	1,281	-
Other operating	498	-
License fees and other	64	176
Total revenues	10,952	35,573

Costs and expenses:
Room	296	-
Food and beverage	955	-
Other operating	415	-
Selling, general and administrative	10,191	9,458
Loss on convertible note receivable	-	4,000
Impairments and other losses	4,453	8,549
Amortization of intangible assets related to operating casinos	1,056	11,688
Depreciation and amortization	675	297
Total costs and expenses	18,041	33,992

Net unrealized losses on notes receivable	-	(11,892)

Loss from operations	(7,089)	(10,311)

Other income (expense):
Interest income	6,442	5,937
Interest expense	(940)	(1,182)
Legal settlement	2,160	-
Other	123	440
Total other income, net	7,785	5,195

Earnings (loss) before income taxes	696	(5,116)
Income tax benefit	(2,464)	(3,234)
Net earnings (loss) including noncontrolling interest	3,160	(1,882)
Net loss attributable to noncontrolling interests	61	37

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$3,221	$(1,845)

Weighted-average common shares outstanding
Basic	26,438	26,403
Dilutive impact of stock options	1	-
Diluted	26,439	26,403
Earnings (loss) per share
Basic	$0.12	$(0.07)
Diluted	$0.12	$(0.07)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common stock		Additional	Retained	Noncontrolling	Total shareholders'
	Shares	Amount	paid-in capital	earnings (deficit)	Interest	equity

Balances, January 2, 2011	26,369	$264	$203,148	$(93,427)	$-	$109,985
Vesting of restricted stock - net	37	-	(11)	-	-	(11)
Effect of share-based compensation	-	-	610	-	-	610
Net loss attributable to Lakes Entertainment, Inc.	-	-	-	(1,845)	-	(1,845)
Noncontrolling interest	-	-	-	-	350	350
Balances, January 1, 2012	26,406	264	203,747	(95,272)	350	109,089
Vesting of restricted stock - net	35	-	(6)	-	-	(6)
Effect of share-based compensation	-	-	386	-	-	386
Net earnings attributable to Lakes Entertainment, Inc.	-	-	-	3,221	-	3,221
Noncontrolling interest	-	-	-	-	77	77
Purchase of noncontrolling interest	-	-	(163)	-	(427)	(590)
Balances, December 30, 2012	26,441	$264	$203,964	$(92,051)	$-	$112,177

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
	Twelve Months Ended
	December 30, 2012	January 1, 2012

OPERATING ACTIVITIES:
Net earnings (loss) including noncontrolling interest	$3,160	$(1,882)
Adjustments to reconcile net earnings (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	675	297
Amortization of debt issuance costs and imputed interest on contract acquisition costs	940	1,182
Accretion of interest and additions to long-term interest receivable	(4,087)	(3,041)
Amortization of intangible assets related to operating casinos	1,056	11,688
Share-based compensation	386	610
Net unrealized losses on notes receivable	-	11,892
Loss on convertible note receivable	-	4,000
Impairments and other losses	4,453	5,229
Changes in operating assets and liabilities:
Management fees receivable	2,262	(1,237)
Deposits	150	(2,250)
Other current assets	77	(154)
Income taxes payable / receivable	1,311	(11,294)
Accounts payable and accrued expenses	1,774	(421)
Net cash provided by operating activities	12,157	14,619

INVESTING ACTIVITIES:
Acquisition of the Rocky Gap Resort	(6,834)	-
Payments to acquire investment in unconsolidated investee	(4,455)	(12,214)
Changes in management fees receivable and other	267	406
Purchase of property and equipment	(3,795)	(257)
Proceeds from sale of land	368	-
Advance on convertible note receivable	-	(4,000)
Advances on notes receivable	(2,069)	(7,048)
Collection on notes receivable	1,076	4,272
Changes in other assets	77	(109)
Net cash used in investing activities	(15,365)	(18,950)

FINANCING ACTIVITIES:
Purchase of non-controlling interest	(590)	-
Payments for debt issuance costs	(418)	-
Noncontrolling interest member contributions	139	386
Contract acquisition costs payable	(2,000)	(2,731)
Net cash used in financing activities	(2,869)	(2,345)

Net decrease in cash and cash equivalents	(6,077)	(6,676)

Cash and cash equivalents - beginning of period	38,557	45,233

Cash and cash equivalents - end of period	$32,480	$38,557

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$18	$7,060
Noncash investing and financing activities:
Redemption of restricted stock for payment of accrued expenses	7	11
Capital expenditures in accounts payable and accrued expenses	1,253	-

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Overview
Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned. An overview of the Company’s projects as of December 30, 2012 is as follows:

•
Lakes owns and operates the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (the “Rocky Gap Resort”) which it acquired on August 3, 2012 for $6.8 million.  The AAA Four Diamond Award® winning resort includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of the Rocky Gap Resort, Lakes entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  Lakes is currently operating the existing hotel, golf course and related amenities.  The Rocky Gap Resort is currently undergoing renovation and upon completion will feature a gaming facility and an event center.  The gaming facility will include approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The total cost of the project is currently expected to be approximately $35.0 million.  On December 17, 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs.  Lakes is required to invest $17.5 million in the Rocky Gap Resort project, including the original purchase price of the property, prior to drawing on the Facility.  As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.  The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

•
Lakes developed, and has a seven-year contract to manage, the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,250 slot machines and gaming devices, 60 table games, 5 poker tables, six restaurants, four bars, retail space, a parking garage and a child care facility and arcade.

•
Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the Horseshoe Casino Cincinnati in Cincinnati, Ohio, and the Thistledown Racino in North Randall, Ohio. As of December 30, 2012, Lakes has contributed approximately $20.2 million to Rock Ohio Ventures.  Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio.  Lakes currently plans to contribute additional capital as needed to maintain its equity position in Rock Ohio Ventures.

The Horseshoe Casino Cleveland opened on May 13, 2012.  The casino features approximately 2,100 slot machines, 63 table games, a 30-table poker room and multiple food and beverage outlets.  The Horseshoe Casino Cincinnati opened on March 4, 2013 and features approximately 2,000 slot machines, 116 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.  The Thistledown Racino is expected to add 1,100 VLTs in April 2013 to the currently operating racetrack.

Significant Customers and Concentrations of Credit Risk
Fees earned for services related to the Red Hawk Casino in fiscal 2012 were in excess of ten percent of consolidated revenues in the accompanying consolidated statements of operations.  Fees earned for services related to the Four Winds Casino Resort in fiscal 2011 were in excess of ten percent of consolidated revenues in the accompanying consolidated statements of operations.

As of December 30, 2012 and January 1, 2012, the financial instruments that subject the Company to concentrations of credit risk consist principally of its notes receivable due from the Shingle Springs Tribe as further discussed in note 5, Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable. Lakes manages the risk related to the Red Hawk Casino and the related notes receivable by overseeing the day-to-day management of operations and evaluating collectability (the need for an allowance for doubtful collection and possible charge-off) of the notes receivable based upon operational performance.  In the event the receivables become uncollectible, the maximum losses to be sustained would be the carrying value of the notes receivable, plus the net carrying value of the related unamortized intangible assets.

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

Year End
The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of operations ended on December 30, 2012 (“fiscal 2012”) and January 1, 2012 (“fiscal 2011”).

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

Acquisition Accounting
On August 3, 2012, Lakes acquired the assets of the Rocky Gap Resort for $6.8 million paid with cash on hand.   The AAA Four Diamond Award® winning resort includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

Acquisition accounting for this business combination requires the following:

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

The calculation of the fair value of the identified intangible assets was determined using cash flow models following the income approach. The calculation of the fair value of the advance bookings was determined using an excess earnings method, which is an application of the income approach and computes the present value of cash flows attributable to the associated future income stream. The determination of the fair value of memberships utilized the income approach and included projections of membership revenue, estimates of operating expenses associated with the memberships and a charge for the contributory assets.  The net present value of the membership income was then calculated using a selected discount rate. As a result of the business combination and fair value analysis, Lakes recorded $0.2 million for advance bookings and $0.4 million for memberships.  Goodwill or a gain from a bargain purchase was not recorded as the fair value of the acquired assets and assumed liabilities approximated the purchase price.

The application of the acquisition method of accounting guidance had the following effects on Lakes’ consolidated financial statements:

•
Lakes measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired of $7.0 million and the fair value of the liabilities assumed of $0.2 million in our consolidated balance sheet as of August 3, 2012.  In total, the assets of the Rocky Gap Resort acquired represent approximately 6% of our consolidated total assets as of December 30, 2012.

•
Lakes has reported the operating results of the Rocky Gap Resort in its consolidated statements of operations and cash flows for the period from August 3, 2012 through December 30, 2012.  During this period, Lakes recorded $3.2 million in revenue and $(0.8) million in net loss from the Rocky Gap Resort’s operations.

Revenue Recognition
Revenue from the management, development, financing of and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. See further discussion below under the caption “Long-Term Assets Related to Indian Casino Projects.”  Food, beverage, and retail revenues related to the Rocky Gap Resort are recorded at the time of sale. Room revenue related to the Rocky Gap Resort is recorded at the time of occupancy.  Sales taxes and surcharges collected from guests and remitted to governmental authorities are presented on a net basis.  Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts.  No amounts were deemed uncollectible during fiscal 2012 and fiscal 2011.

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

Building and site improvements	5	-	40	years
Furniture and equipment	3	-	15	years

Long-Term Assets Related to Indian Casino Projects

Notes Receivable
Lakes has formal procedures governing its evaluation of opportunities for potential Indian-owned casino development projects that it follows before entering into agreements to provide financial support for the development of these projects. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. Lakes’ management initially evaluates several factors involving critical milestones that affect the probability of developing and operating a casino.

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

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance is adjusted to its current estimated fair value at each balance sheet date until the casino opens using then current assumptions including casino opening dates, typical market discount rates, pre- and post-opening date interest rates, probabilities of the projects opening and financial models prepared by management. The notes receivable are not adjusted to a fair value estimate that exceeds the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income is recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date are recorded as unrealized gains or losses in Lakes’ consolidated statement of operations.

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

Notes receivable for open casinos are periodically evaluated for impairment pursuant to Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”).  Lakes considers a note receivable to be impaired when, based on current information and events, it is determined that Lakes will not be able to collect all amounts due according to the terms of the note receivable agreement.  Subsequent to the initial impairment evaluation, Lakes continues to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310.  Impairment is measured based on the present value of expected future cash flows discounted at the note receivable’s effective interest rate.  Interest income for impaired notes receivable will be accrued on the net carrying amount of the impaired note receivable under the effective interest method with significant changes to expected cash flows reflected in the impairment charge on notes receivable.

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

Intangible Assets Related to Indian Casino Projects
Intangible assets related to the acquisition of the management, development, consulting or financing contracts are periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of other assets associated with the Indian casino projects described below, exceeds the undiscounted cash flow, an impairment charge is recorded. Such an impairment charge is measured based on the difference between the fair value and carrying value of the assets. Lakes amortizes the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casino opens. In addition to the intangible asset associated with the cash advances to tribes described above, these assets include actual costs incurred to acquire Lakes’ interest in the projects from third parties.

Management Fees Receivable and Other
Other assets include deferred management fees and interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino projects.

In addition, Lakes incurs certain non-reimbursable costs related to the projects that are not included in notes receivable, which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Land Held for Development
Included in land held for development is undeveloped land in California related to the Company’s previous involvement in a potential casino project with the Jamul Indian Village (“Jamul Tribe”) and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. Lakes evaluates these assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

Share-Based Compensation Expense
Lakes has various share-based compensation programs, which provide for equity awards including stock options and restricted stock. Lakes uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of Lakes’ stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See note 12, Share-Based Compensation, for additional discussion.

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

The Company records estimated penalties and interest related to income tax matters, including uncertain tax positions, if any, as a component of income tax expense.

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

3.  Termination of Jamul Development Agreement

Lakes entered into an agreement with the Jamul Tribe during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”).  Due to Lakes’ corporate strategic objectives, Lakes determined that it would not move forward with the Jamul Casino Project and terminated the agreement with the Jamul Tribe in March 2012.

As a result of the termination of Lakes’ agreement with the Jamul Tribe, Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of December 30, 2012 and January 1, 2012.  As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts.  Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement.  Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination.  All of the fiscal 2012 advances are included as impairment charges in Lakes’ consolidated statement of operations for the twelve months ended December 30, 2012.  Lakes recorded an impairment charge of $3.7 million for the year ended January 1, 2012 on intangible assets related to the Jamul Casino Project.  Lakes incurred a net unrealized loss of zero and $11.9 million during fiscal 2012 and 2011, respectively, related to the notes receivable.

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

Acquisition of the Rocky Gap Resort and Application of the Acquisition Method of Accounting
On August 3, 2012, Lakes acquired the assets of the Rocky Gap Resort for $6.8 million.   The AAA Four Diamond Award® winning resort includes a hotel, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

The Rocky Gap Resort is currently undergoing renovation and upon completion will feature a gaming facility and an event center.  The gaming facility will include approximately 550 VLTs, 10 table games, a casino bar and a new lobby food and beverage outlet. The event center will be able to accommodate large groups and will feature multiple flexible use meeting rooms, including a formal high-end board room.  The total cost of the project is currently expected to be approximately $35.0 million.  On December 17, 2012, Lakes closed on a $17.5 million financing facility which will be used to finance a portion of the renovation and new meeting space construction costs.  Lakes is required to invest $17.5 million in the Rocky Gap Resort project, including the original purchase price of the property, prior to drawing on the financing facility.  As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.  See note 10, Loan Agreements, for further information.  The gaming facility is expected to open in the second quarter of 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

The financial position of the Rocky Gap Resort is included in the Company’s consolidated balance sheet as of December 30, 2012 and its results of operations for the period from August 3, 2012 through December 30, 2012 are included in the Company’s consolidated statements of operations and cash flows for the three and twelve months ended December 30, 2012.  From the date of the acquisition of the Rocky Gap Resort on August 3, 2012 through December 30, 2012, Lakes recorded $3.2 million in revenue and $(0.8) million in net loss from the Rocky Gap Resort’s operations. The operating results of the Rocky Gap Resort are included in the Company’s consolidated statements of operations in the non-Indian casino projects segment.

Total assets related to Evitts were approximately $12.0 million as of December 30, 2012 which consisted primarily of property, equipment and intangible assets related to the acquisition of the Rocky Gap Resort, construction in process related to the renovation of the gaming facility and the license fee deposit paid by Evitts to the Commission during the third quarter of 2011. Total assets related to Evitts were approximately $2.3 million as of January 1, 2012 which consisted primarily of the license fee deposit.  Included in impairments and other losses during fiscal 2012 was $1.2 million related to costs associated with initial development plans for the Rocky Gap Resort which were subsequently revised.

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

Amortization expense related to the advance bookings and memberships intangible assets for the period from August 3, 2012 through December 30, 2012 was approximately $0.2 million.

See note 16, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the acquired tangible and intangible assets.

Operating Ground Lease
In connection with the closing of the acquisition of the Rocky Gap Resort, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.  Payments are due under the Lease Agreement according to the following terms:

•
From August 3, 2012 and until the casino opens for public play, rent in the form of surcharges is due and payable annually.  These surcharges are billed to and collected from guests and are $3.00 per room, per night and $1.00 per round of golf (“Surcharge Revenue”), with a minimum annual payment of $150,000.

•
From the date that the casino opens for public play through the remaining term of the Lease Agreement, total annual minimum rent in the amount of $425,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and any Surcharge Revenue in excess of $150,000.

Unaudited Pro Forma Condensed Consolidated Financial Information
The following unaudited pro forma condensed consolidated financial results of operations for the fiscal years ended December 30, 2012 and January 1, 2012 are presented as if the acquisition had been completed at the beginning of each period presented:

	Years Ended
	December 30, 2012	January 1, 2012
	(In thousands, except per-share data)
Pro forma total gross revenues	$15,078	$44,332
Pro forma net earnings (loss) attributable to Lakes Entertainment, Inc	2,062	(2,276)

Pro forma earnings (loss) per share:
Basic	0.08	(0.09)
Diluted	0.08	(0.09)

Weighted average common shares outstanding:
Basic	26,438	26,403
Diluted	26,439	26,403

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

5.   Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

The majority of the assets related to Indian casino projects is in the form of notes and interest receivable due from the Shingle Springs Tribe pursuant to the Company’s development and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. Lakes entered into a development and management agreement with the Shingle Springs Tribe in 1999 to develop and manage the Red Hawk Casino which is located adjacent to US Highway 50, approximately 30 miles east of Sacramento, California.  The Shingle Springs Tribe obtained $450 million of senior note financing and $77 million for furniture, furnishings and equipment financing, and under the terms of the development and management agreement, Lakes made advances to the Shingle Springs Tribe of $74.4 million, including interest accrued through the opening date of the Red Hawk Casino on December 17, 2008 (the “Transition Loan”).

The opening of the Red Hawk Casino triggered the repayment terms of the Transition Loan which is scheduled to be repaid over the original seven-year term at the stated interest rate of prime plus 2% (5.25% as of December 30, 2012).  Repayment of the Transition Loan and the management fees is subordinated to certain other financial obligations of the Red Hawk Casino. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.  If, however, net revenues (as defined in the management and development agreement) from the project are insufficient, payments are deferred.

In addition, in order to assist the Red Hawk Casino in increasing cash levels, allowed payments of principal on the Transition Loan made by Lakes, if any, are being deferred through December 2013.  These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.  Due to the temporary nature of the principal payment suspension and no forgiveness of principal is being granted, any such deferrals do not meet the criteria for a troubled debt restructuring under ASC 310-40, Troubled Debt Restructurings by Creditors.  The Transition Loan carrying amount at December 30, 2012 and January 1, 2012 represent the present value of expected future cash flows.

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired.   Lakes again evaluated the notes receivable from the Shingle Springs Tribe for impairment as of December 30, 2012 and January 1, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.  As a result of these factors, Lakes has concluded it is probable that substantial amounts due will not be repaid within the contract term.    However, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the agreement.

The management agreement for the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the agreement, which expires in December 2015.  Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient.  As of December 30, 2012, no amount was outstanding under this obligation.  Lakes collected payments of $1.1 million related to amounts previously advanced under this obligation during fiscal 2012.

The management agreement includes provisions that allow the Shingle Springs Tribe to buy-out the management agreement after four years from the opening date. The buy-out amount is based upon the previous year of management fees earned multiplied by the remaining number of years under the agreement, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the agreement, all outstanding amounts owed to Lakes would immediately become due and payable.

Information with respect to the notes and interest receivable is summarized in the following table (in thousands):

	December 30, 2012	January 1, 2012
Transition loan	$66,720	$66,720
Minimum guarantee payment advances	—	1,076
Interest receivable	2,704	1,217
Unearned discount	(12,299)	(13,659)
Allowance for impaired notes receivable	(18,878)	(20,118)
Total notes and interest receivable, net of allowance	38,247	35,236
Less current portion of notes receivable	—	(1,076)
Long-term notes and interest receivable, net of current portion, discount and allowance	$38,247	$34,160

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

Allowance for impaired notes balance, January 2, 2011	$20,975
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(857)
Allowance for impaired notes balance, January 1, 2012	20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(1,240)
Allowance for impaired notes balance, December 30, 2012	$18,878

6.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets
Intangible assets consist of costs associated with the acquisition of the management, development, consulting, or financing contracts related to tribal gaming projects and are periodically evaluated for impairment after they are initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

	Pokagon Band(*)	Shingle Springs Tribe(**)	Jamul Tribe(***)	Total
Balance, January 2, 2011	$10,631	$5,242	$—	$15,873
Allocation of advances	—	—	3,678	3,678
Amortization	(10,631)	(1,058)	—	(11,689)
Impairment charges	—	—	(3,678)	(3,678)
Balance, January 1, 2012	—	4,184	—	4,184
Allocation of advances	—	—	1,766	—
Amortization	—	(1,057)	—	(1,057)
Impairment charges	—	—	(1,766)	—
Balance, December 30, 2012	$—	$3,127	$—	$3,127

____________

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

(***)
Due to the continued uncertainty surrounding the Jamul Casino Project and Lakes’ termination of the agreement with the Jamul Tribe in March 2012, Lakes recognized an impairment charge of $1.8 million in fiscal 2012 and $3.7 million in fiscal 2011 related to this project. The impairment charges are included in impairments and other losses in the consolidated statements of operations.

Based on the length of the management agreement with the Shingle Springs Tribe, the Company expects to recognize amortization expense related to the Shingle Springs intangible assets as follows (in thousands):

Fiscal year
2013	$1,057
2014	1,057
2015	1,013
$3,127

Management Fees Receivable and Other
Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $4.0 million and $6.0 million as of December 30, 2012 and January 1, 2012, respectively.  As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient.  In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 11, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $0.8 million and $1.3 million, net of current portion of $0.5 million as of December 30, 2012 and January 1, 2012.

7.  Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 30, 2012	January 1, 2012
Building and site improvements	$11,497	$6,619
Furniture and equipment	3,228	1,551
Construction in process	2,173	—
	16,898	8,170
Less accumulated depreciation	(3,619)	(3,107)
	$13,279	$5,063

8.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public on May 13, 2012, the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened on March 4, 2013, and the Thistledown Racino in North Randall, Ohio which is expected to go live with 1,100 VLTs in April 2013. This investment is accounted for using the cost method since Lakes does not have the ability to significantly influence the operating and financial decisions of the entity. At December 30, 2012 and January 1, 2012, Lakes had invested a total of $20.2 million and $15.7 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

The fair value of the cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value. Lakes is not aware of any events or changes in circumstances that could have had a significant adverse effect on the fair value of this investment.  As of December 30, 2012 and January 1, 2012, no impairment was identified.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the casinos in Ohio in return for a corresponding equity interest in those casinos (see note 17, Commitments and Contingencies).

9.  Land

During November 2012, Lakes sold the majority of the land it owned in Vicksburg, Mississippi for $0.4 million, which was carried at $1.7 million as of January 1, 2012, resulting in the recognition of an impairment charge of $1.3 million during fiscal 2012. Lakes also owns parcels of undeveloped land in California related to its previous involvement in a potential casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.  As of December 30, 2012 and January 1, 2012, these parcels of land are carried at their combined estimated fair value of $1.1 million on the accompanying consolidated balance sheets.

10.  Loan Agreements

During the fourth quarter of fiscal 2012, Lakes extended its interest only $8.0 million non-revolving line of credit loan agreement (the “Loan Agreement”) until October 28, 2014.   The Loan Agreement was also modified to be revolving in nature.  The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of December 30, 2012 and January 1, 2012, no amounts were outstanding under the Loan Agreement.

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs of the Rocky Gap Resort.  Lakes is required to invest $17.5 million in the Rocky Gap Resort project, including the original purchase price, prior to drawing on the Facility.  Amounts borrowed under the Facility, if any, bear interest at 10.5%.   The Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of the Rocky Gap Resort.  In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota.  Repayment of the loan will be interest-only for the first year, with payments of principal and interest amortized and paid over the subsequent seven years.  As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.

11.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management agreement, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of December 30, 2012 and January 1, 2012, the remaining carrying amount of the liability was $4.6 million and $5.6 million, net of a $1.4 million and $2.3 million discount, respectively.  Amounts payable during the next 12 fiscal months totaling $1.3 million, net of related discount, are included in current contract acquisition costs payable as of December 30, 2012.

12.  Share-Based Compensation

Overview
Lakes has a 1998 Stock Option and Compensation Plan that was approved to grant up to an aggregate of 5.0 million shares of incentive and non-qualified stock options to employees.  No additional options will be granted under this plan.  In June 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 2.5 million shares of Lakes’ common stock.  Stock options granted under the 2007 Plan typically vest in equal installments over three-year, four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

Consolidated share-based compensation expense, which includes stock options and restricted stock units, was $0.4 million and $0.6 million for fiscal 2012 and fiscal 2011, respectively.

For fiscal 2012 and fiscal 2011, no income tax benefit was recognized in Lakes’ consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options
The following table summarizes stock option activity for fiscal 2012 and fiscal 2011:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Restricted stock unit activity, net	—	—	—	—
Forfeited/cancelled/expired	(116,600)	—	1,000	2.88
Granted	—	—	—	—
Balance at December 30, 2012	1,528,039	1,298,809	875,627	3.04

2011
Balance at January 2, 2011	2,031,084	904,076	699,215	$2.99
Restricted stock unit activity, net	—	—	1,667	3.25
Forfeited/cancelled/expired	(390,445)	—	177,745	3.29
Granted	4,000	—	(4,000)	2.29
Balance at January 1, 2012 (*)	1,644,639	1,155,347	874,627	2.92
____________
(*)	Options outstanding do not include 38,337 of outstanding restricted stock units.

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

•
Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 30, 2012. Management believes historical data is reasonably representative of future exercise behavior.

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

The following assumptions were used to estimate the fair value of stock options granted during fiscal 2011.  No stock options were granted during fiscal 2012.

Expected dividend yield	—
Risk-free interest rate	1.94%
Expected term (in years)	10
Expected volatility	78.61%

As of December 30, 2012, the options outstanding had a weighted-average remaining contractual life of 6.8 years, weighted-average exercise price of $2.92 and an aggregate intrinsic value of $0.6 million.  The options exercisable have a weighted-average exercise price of $3.04, a weighted-average remaining contractual life of 6.6 years and an aggregate intrinsic value of $0.4 million as of December 30, 2012.

As of December 30, 2012, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 1 year. The weighted-average grant-date fair value of stock options granted during fiscal 2011 was $2.29 per share.

Lakes issues new shares of common stock upon exercise of options.

Restricted Stock Units
The following table summarizes Lakes’ restricted stock unit activity for fiscal 2012 and fiscal 2011:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value

2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Forfeited	—	3.25
Balance at December 30, 2012	—	3.25

2011
Balance at January 2, 2011	79,996	$3.25
Vested	(39,992)	3.25
Forfeited	(1,667)	3.25
Balance at January 1, 2012	38,337	3.25

During fiscal 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

13.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,527,620 for the year ended December 30, 2012 and 1,644,639 for the year ended January 1, 2012, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

14.  Income Taxes

The provision (benefit) for income taxes for fiscal 2012 and fiscal 2011 consist of the following (in thousands):

	For the Fiscal Year Ended
	2012	2011
Current:
Federal	$(2,482)	$(3,316)
State	18	82
	(2,464)	(3,234)
Deferred:
Federal	—	—
State	—	—
	—	—
Total:	$(2,464)	$(3,234)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before income taxes for fiscal 2012 and fiscal 2011 are summarized as follows:

	For the Fiscal Year Ended
	2012	2011
Statutory federal tax rate	35.0%	(35.0)%
State income taxes, net of federal income taxes	1.6	1.0
Change in valuation allowance	(373.8)	(31.1)
Permanent tax differences	5.5	0.8
Resolution of prior year tax matters	6.0	0.6
	(325.7)%	(63.7)%

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	December 30, 2012	January 1, 2012
Current deferred tax asset:
Accruals and reserves	$273	$221
Valuation allowances	(273)	(221)
	$—	$—
Non-current deferred taxes:
Development costs	$3,863	$13,146
Deferred interest on notes receivable	6,995	12,396
Unrealized losses on notes receivable	(9,360)	(857)
Allowance for impaired notes receivable	7,082	7,678
Stock compensation expense	1,518	1,435
Amortization and impairment of intangible assets	8,646	8,754
Alternative minimum tax credit carryforward	919	—
Net operating loss carryforwards	23,008	541
Investment in unconsolidated investee	(1,939)	(171)
Other	130	(109)
Valuation allowances	(40,862)	(42,813)
	$—	$—

As of December 30, 2012, management has evaluated all evidence and has determined that cumulative net losses generated over the past three years outweigh the current positive evidence that management believes exists surrounding its ability to generate future income. Therefore, management determined that a 100% valuation allowance against net deferred tax assets was appropriate at December 30, 2012.

As of December 30, 2012, Lakes had approximately $36.9 million of state net operating loss carryforwards. Lakes’ state net operating loss will expire at various times depending on specific state laws.

On March 17, 2011, Lakes and the Louisiana Department of Revenue entered into a settlement agreement whereby Lakes agreed to pay the Louisiana Department of Revenue $9.0 million in full and final payment.  In return, the Louisiana Department of Revenue agreed to dismiss its lawsuit and forever discharge Lakes from all proceedings and liabilities relating to this matter. As of January 2, 2011, income tax payable includes $9.0 million related to this settlement agreement.  This tax liability was considered an unrecognized tax benefit which affected Lakes’ effective tax rate when it was recognized.  Interest related to such uncertain tax position included as a component of income tax expense, amounted to approximately $0.5 million for fiscal 2010.  A tax benefit was recognized in fiscal 2010 of $8.5 million for the adjustment to the liability for uncertain tax positions.  Lakes issued the payment of $9.0 million related to the settlement agreement during March 2011.

A reconciliation of the unrecognized tax benefits for fiscal 2011 is as follows:

Balance at January 2, 2011	$8,000
Payment (*)	(8,000)
Balance at January 1, 2012	$—

(*)  Of the $9.0 million Settlement Agreement discussed above, $8.0 million relates to taxes and $1.0 million relates to fees.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states.  The U.S. federal income tax returns for the years 2009 – 2011 and state income tax returns in various states for the years 2008 – 2011 remain subject to examination.  The Company is currently under IRS audit for the 2009-2011 tax years and no adjustments have been made in the current period.

15.  Employee Retirement Plan

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.1 million during each fiscal 2012 and fiscal 2011. Company contributions are vested over five years.

16.  Financial Instruments and Fair Value Measurements

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

Balances Measured at Fair Value on a Nonrecurring Basis
The following table shows the amounts of certain of the Company’s assets measured at fair value on a nonrecurring basis using Level 3 inputs (in thousands):

	December 30, 2012	January 1, 2012
Assets
Land held for development	$1,130	1,130
Land held for sale	15	1,729
Property and equipment related to the acquisition of the Rocky Gap Resort	6,173	—
Intangible assets related to the acquisition of the Rocky Gap Resort	627	—

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

Balances Disclosed at Fair Value
The following table shows the amounts of certain of the Company’s financial instruments disclosed at fair value (in thousands):

	December 30, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy (Level)
Assets
Shingle Springs notes and interest receivable	$38,247	$49,920	3
Other assets related to Indian casino projects	4,786	4,011	3

	January 1, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy (Level )
Assets			3
Shingle Springs notes and interest receivable	$34,160	$18,545	3
Other assets related to Indian casino projects	7,315	5,900	3

Shingle Springs notes and interest receivable - Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of December 30, 2012 to be approximately $49.9 million using a discount rate of 12.8% and a remaining estimated term of 97 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of January 1, 2012, to be approximately $18.5 million using a discount rate of 33.0% and a remaining estimated term of 109 months.  See note 5, Long-Term Assets Related to Indian Casino Projects – Notes and Interest Receivable and Notes Receivable at Fair Value, for further discussion regarding the Shingle Springs notes and interest receivable.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean. The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $4.0 million as of December 30, 2012 using a discount rate of 19.5%.  Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $5.9 million as of January 1, 2012 using a discount rate of 19.5%.  See note 6, Intangible and Other Assets Related to Indian Casino Projects, for further discussion regarding deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean.

Investment in unconsolidated investee - The fair value of the Company’s investment in unconsolidated investee was not estimated as of December 30, 2012 or January 1, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 8, Investment in Unconsolidated Investee).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $4.6 million and $5.6 million as of December 30, 2012 and January 1, 2012, respectively. See note 11, Contract Acquisition Costs Payable, for further discussion regarding the contract acquisition costs payable.

17.  Commitments and Contingencies

Operating Lease with the Maryland Department of Natural Resources Related to the Rocky Gap Resort
As discussed in note 4, Investment in Evitts Resort, LLC and Acquisition of Rocky Gap Lodge & Golf Resort, Evitts entered into a 40- year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which the Rocky Gap Resort is situated.  Future minimum lease payments under this operating ground lease at December 30, 2012 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$14,450

Aircraft Lease
In November 2011, Lakes terminated its aircraft lease with Banc of America Leasing & Capital, LLC, which was set to expire on February 28, 2018. To complete the early termination of the lease, Lakes incurred a loss of approximately $3.3 million.  Rent expense under the Company’s aircraft operating lease, exclusive of taxes, insurance and maintenance expense was $0.4 million for fiscal 2011.

Rock Ohio Ventures, LLC
Lakes’ has a 10% ownership in Rock Ohio Ventures and as of December 30, 2012, Lakes has contributed approximately $20.2 million as required (see note 8, Investment in Unconsolidated Investee).  Lakes may contribute additional capital up to $4.9 million as needed to maintain its equity position in Rock Ohio Ventures.  If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Employment Agreements
Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to three years of base salary and three years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within two years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, or due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for two years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

Quest Media Group, LLC Litigation
In May 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus casino projects to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

Litigation Settlement
Lakes entered into a Settlement and Mutual Releases Agreement (the “Settlement Agreement”) in October 2012 related to the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.  The Settlement Agreement provided for payment to Lakes of $2.2 million, which was received in November 2012.  This payment is recorded as other income in the Company’s consolidated statement of operations for fiscal 2012.

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

18.  Related Party Transactions

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

During 2009, Mr. Kean elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company.  As a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations.   The payments to Mr. Kean are a cost of acquiring contract rights and are therefore recorded as an intangible asset (see note 6, Intangible and Other Assets Related to Indian Casino Projects), which will be amortized through the end of the management agreement term.  This obligation is included in contract acquisition costs payable (see note 11, Contract Acquisition Costs Payable).

Lakes has previously made loans to Mr. Kean, of which $1.3 million and $1.8 million were included in other assets in the accompanying consolidated balance sheets as of December 30, 2012 and January 1, 2012, respectively.  Lakes continues to monitor the collectability of these receivables on a quarterly basis and  has concluded that repayment is probable as Mr. Kean has agreed that 50% of the amounts payable to him under the agreement with Lakes shall be applied toward repayment of his indebtedness to Lakes.

During 2009, Mr. Argovitz elected to receive $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company.   As a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Company’s entity that holds the rights to the management fees earned by the Company from the Red Hawk Casino operations.  The payments to Mr. Argovitz are a cost of acquiring contract rights and therefore recorded as an intangible asset (see note 6, Intangible and Other Assets Related to Indian Casino Projects), which will be amortized through the end of the management agreement term.  This obligation is included in contract acquisition costs payable (see note 11, Contract Acquisition Costs Payable).

Transfer of Secured Note
In March 2013, Lakes transferred to Lyle Berman, Lakes' Chairman of the Board and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a fiscal 2012 potential business development opportunity that Lakes decided not to pursue.

19.  Segment Information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Indian Casino Projects segment includes operations and assets related to the development, financing and management of gaming-related properties for the Shingle Springs Tribe, the Pokagon Band of Potawatomi Indians and the Jamul Tribe.  The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing and management of gaming-related properties and potential developments of gaming-related properties in Florida, Maryland, Mississippi and Ohio.  The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated
Fiscal 2012
Revenue	$7.7	$3.2	$0.1	$11.0
Impairments and other losses	1.8	1.2	1.5	4.5
Earnings (loss) from operations	4.4	(2.8)	(8.7)	(7.1)
Total assets	46.4	32.1	41.2	119.7
Capital expenditures	—	8.7	—	8.7
Investment in unconsolidated investee	—	20.2	—	20.2
Depreciation and amortization expense	—	0.5	0.2	0.7
Amortization of intangible assets related to Indian casino projects	1.1	—	—	1.1

Fiscal 2011
Revenue	$35.4	$—	$0.2	$35.6
Impairments and other losses	3.7	1.6	3.2	8.5
Loss on convertible note receivable	—	4.0	—	4.0
Earnings (loss) from operations	7.6	(6.0)	(11.9)	(10.3)
Total assets	48.0	19.9	48.1	116.0
Investment in unconsolidated investee	—	15.7	—	15.7
Depreciation expense	—	—	0.3	0.3
Amortization of intangible assets related to Indian casino projects	11.7	—	—	11.7

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 30, 2012, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting

Lakes acquired the Rocky Gap Resort in August 2012.  Management is currently continuing its assessment of the effectiveness of the Rocky Gap Resort’s internal controls.  Lakes has a period of one year from the acquisition date to complete its assessment of effectiveness of the internal controls of the Rocky Gap Resort’s operations and to take the required actions to ensure that adequate internal controls and procedures are in place.  Upon completion of our assessment of the effectiveness of the internal controls as well as implementation of new procedures and controls, we will provide a conclusion in our interim report on Form 10-Q for either of the quarterly periods ending March 31, 2013, June 30, 2013, or September 29, 2013 about whether or not our internal control over financial reporting related to the Rocky Gap Resort was effective as of the corresponding reporting period.  There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2013.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation” and “Director Compensation” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2013.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2013.

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

The 2007 Plan is designed to integrate compensation of our executives and employees, including officers and directors with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. The 2007 Plan has been approved by our shareholders. Lakes has a 1998 Stock Option and Compensation Plan (the “1998 plan”), that was approved by our shareholders to grant up to an aggregate 5,000,000 shares of incentive and non-qualified stock options to employees.   No additional options will be granted under the 1998 plan.

The following table provides certain information as of December 30, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
1998 Employee Plan	27,000	$6.43	-
2007 Plan	1,501,039	$2.86	875,627
Total	1,528,039		875,627

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2013.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders scheduled to be held in June 2013.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

(a)(2) None

(a)(3) Exhibits:

Exhibits	Description
2.1
Agreement and Plan of Merger by and among Hilton, Park Place Entertainment Corporation, Gaming Acquisition Corporation, Lakes Gaming, Inc., and Grand Casinos, Inc. dated as of June 30, 1998. (Incorporated herein by reference to Exhibit 2.2 to Lakes’ Form 10 Registration Statement as filed with the Securities and Exchange Commission (the “Commission”) on October 23, 1998.)

3.1
Articles of Incorporation of Lakes Entertainment, Inc. (as amended through May 4, 2004). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Report on Form 10-Q for the fiscal quarter ended April 4, 2004.)

3.2
Articles of Amendment to the Articles of Incorporation of Lakes Entertainment, Inc. (as amended through June 15, 2012).  (Incorporated herein by reference to Exhibit 3.2 Lakes’ Form S-3 Registration Statement as filed with the Commission on January 25, 2013.)

3.3
Lakes Entertainment, Inc. Certificate of Designation of Series A Convertible Preferred Stock dated February 21, 2006. (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.).

3.4	First Amended By-laws of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 10.1 to the Lakes’ Current Report on Form 8-K filed with the Commission on April 17, 2009.)
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

10.31
Employment Agreement dated as of February 15, 2006 between Lakes Entertainment, Inc. (including its subsidiaries and affiliates) and Timothy J. Cope. (Incorporated herein by reference to Exhibit 10.12 to Lakes’ Current Report on Form 8-K filed with the Commission on February 22, 2006.)*

10.32
Lease Intended as Security dated as of December 3, 1999 between Banc of America Leasing & Capital, LLC and Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), as amended on February 11, 2000, May 12, 2000 and May 1, 2005. (Incorporated herein by reference to Exhibit 10.168 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.33
Conditional Release and Termination Agreement dated as of May 20, 1999 by and between Lakes Gaming, Inc. (now known as Lakes Entertainment, Inc.), and Casino Resources Corporation, a Minnesota corporation as amended on July 1, 1999. (Incorporated herein by reference to Exhibit 10.169 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.34
Third Amended and Restated Management Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC, dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.170 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.35
Third Amended and Restated Development Agreement by and between the Pokagon Band of Potawatomi Indians and Great Lakes Gaming of Michigan, LLC, a Minnesota limited liability company (F/K/A Great Lakes of Michigan, LLC) dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.171 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.36
Third Amended and Restated Lakes Development Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.174 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.37
First Amended and Restated Lakes Facility Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.175 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.38
Third Amended and Restated Transition Loan Note by the Pokagon Band of Potawatomi Indians in favor of Great Lakes Gaming of Michigan, LLC dated as of January 25, 2006. (Incorporated herein by reference to Exhibit 10.180 to Lakes’ Report on Form 10-K for the year ended January 1, 2006.)

10.39
Development Financing and Services Agreement dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village (with exhibits A and B). (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.40
Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.41
First Amendment dated June 1, 2006 to the Third Amended and Restated Management Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.14 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.42
First Amendment dated June 1, 2006 to the Third Amended and Restated Development Agreement dated January 25, 2006 among Great Gaming of Michigan, LLC, Pokagon Band of Potawatomi Indians, and Pokagon Gaming Authority. (Incorporated by reference to Exhibit 10.15 to Lakes’ Current Report on Form 8-K filed with the Commission on June 28, 2006.)

10.43
Form of Master Participation Agreement dated as of March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and each Loan participant. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.44
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and the President and Fellows of Harvard College. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.45
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Regiment Capital Ltd. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.46
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource High Yield Bond Fund. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.47
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Income Opportunities Fund. (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.48
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — High Yield Bond Fund. (Incorporated by reference to Exhibit 10.6 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.49
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and RiverSource Variable Portfolio — Income Opportunities Fund. (Incorporated by reference to Exhibit 10.7 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.50
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Diversified Investors High Yield Bond Fund. (Incorporated by reference to Exhibit 10.8 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.51
Certificate to Master Participation Agreement dated March 2, 2007 by and between Great Lakes Gaming of Michigan, LLC and Plymouth County Retirement Association. (Incorporated by reference to Exhibit 10.9 to Lakes’ Current Report on Form 8-K filed with the Commission on March 8, 2007.)

10.52
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

10.59
Third Amendment dated as of May 27, 2007 to First Amended and Restated Memorandum of Agreement Regarding Gaming Development and Management Agreement between the Shingle Springs Band of Miwok Indians and Lakes KAR — Shingle Springs, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on June 14, 2007.)

10.60
Purchase Agreement dated as of June 22, 2007 among Lakes KAR — Shingle Springs, LLC, Shingle Springs Band of Miwok Indians, Shingle Springs Tribal Gaming Authority, Morgan Stanley & Co. Incorporated and Wells Fargo Securities, LLC. (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.61
Notes Dominion Account Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.62
Security Agreement Acknowledgement dated June 28, 2007 between Lakes KAR — Shingle Springs, LLC and the Shingle Springs Tribal Gaming Authority. (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.63
Intercreditor and Subordination Agreement dated June 28, 2007 among Lakes KAR — Shingle Springs, LLC and the Bank of New York Trust Company, N.A. (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.64
Assignment and Assumption Agreement dated April 20, 2007 among the Shingle Springs Board of Miwok Indians, Shingle Springs Tribal Gaming Authority and Lakes KAR — Shingle Springs, LLC (Incorporated by reference to Exhibit 10.5 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2007.)

10.65	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*
10.66
Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008).

10.67
Intercreditor and Subordination Agreement, dated as of September 30, 2008, with Bank of Utah, as FF&E agent (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.68
First Amendment to Intercreditor and Subordination Agreement, dated as of September 30, 2008, with The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on October 6, 2008).

10.69
Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.70
Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.71
Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.72
Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.73
First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.74
First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.75
Joint Funding Arrangement and Development Option for Gaming Facilities in Ohio dated October 28, 2009 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC.  (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.76
Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.77
Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)

10.78
First Amendment to Agreement dated April 6, 2010 by and between Lakes Ohio Development, LLC and Quest Media Group, LLC.  (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 9, 2010)

10.79
Termination Agreement dated July 13, 2010 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC.  (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 15, 2010)

10.80
Change in Terms Agreement dated October 28, 2010 between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q filed with the Commission on November 10, 2010)

10.81
Settlement Agreement dated March 17, 2011 between Lakes Entertainment, Inc. and Cynthia Bridges , Secretary of the Department of Revenue, State of Louisiana.  (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 23, 2011)

10.82
Buyout and Termination Agreement dated June 30, 2011 among Great Lakes Gaming of Michigan, LLC, f/k/a Great Lakes of Michigan, LLC; Lakes Entertainment, Inc., f/k/a Lakes Gaming, Inc.; Lakes Gaming and Resorts, LLC; Pokagon Properties, LLC; Filbert Land Development; Pokagon Gaming Authority; and Pokagon Bank of Potawatomi Indians. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 5, 2011)

10.83
Convertible Promissory Note dated August 23, 2011 between Dania Entertainment Center, LLC and Lakes Florida Development, LLC and Development Services and Management Agreement dated August 23, 2011 by and among Dania Entertainment Center, LLC and Lakes Florida Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 26, 2011)

10.84
Limited Liability Company Agreement for Evitts Resort, LLC dated September 22, 2011 between Lakes Maryland Development, LLC and Addy Entertainment, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.85
Development Services and Management Agreement dated September 22, 2011 by and among Evitts Resort, LLC and Lakes Maryland Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.86
First Amended and Restated Operating Agreement of Rock Ohio Ventures, LLC by and between Rock Ohio Ventures I, LLC, Rock Ohio Ventures II, LLC and Lakes Ohio Development effective as of January 28, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 24, 2011)

10.87
Pre-Development, Development and Financing Arrangement Agreement by and between the Jamul Indian Village and Lakes Jamul Development, LLC, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.88
Option Agreement and Escrow Instructions by and between Lakes Kean Argovitz Resorts – California, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.89
Amended and Restated Security Agreement by and between Lakes Jamul Development, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.90
Unit Repurchase, Release and Settlement Agreement by and between Evitts Resort, LLC and Addy Entertainment, LLC, dated May 10, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 16, 2012)

10.91
Asset Purchase Agreement by and between Evitts Resort, LLC and Maryland Economic Development Corporation, dated August 3, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.92
Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.93
Payment in Lieu of Taxes Agreement by and between Evitts Resort, LLC and the Board of Commissioners of Allegany County, dated April 12, 2012. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.94
Second Change in Terms Agreement by and between Lakes Entertainment, Inc. and Centennial Bank f/k/a First State Bank dated October 28, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 1, 2012)

10.95
Secured Construction Loan Agreement entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.96
Leasehold Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.97
Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.98
Unconditional Guaranty into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.99
Secured Construction Promissory Note entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

21	Subsidiaries of the Company.
23.1	Consent of Independent Registered Public Accounting Firm dated March 15, 2013.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.
101
The following financial information from Lakes Entertainment Inc.’s annual report on Form 10-K for the period ended December 30, 2012, filed with the SEC on March 15, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 30, 2012 and January 1, 2012,  (ii) the Consolidated Statements of Operations for the years ended December 30, 2012 and January 1, 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 30, 2012 and January 1, 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 30, 2012 and January 1, 2012, and (v) Notes to Consolidated Financial Statements.**

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
Name: Lyle Berman
Title: Chairman of the Board and
Chief Executive Officer

Dated as of March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 15, 2013.

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