Form 10-Q
period 2013-03-31
LAKES ENTERTAINMENT INC
filed 2013-05-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 6, 2013, there were 26,440,936 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.
Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(In thousands)

	(Unaudited)
	March 31, 2013	December 30, 2012

Assets
Current assets:
Cash and cash equivalents	$23,369	$32,480
Income taxes receivable	2,179	2,161
Other	2,541	1,255
Total current assets	28,089	35,896
Property and equipment	25,141	16,898
Accumulated depreciation	(3,865)	(3,619)
Property and equipment, net	21,276	13,279

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of allowance	39,503	38,247
Intangible assets, net of accumulated amortization of $2.4 and $2.1 million	2,863	3,127
Management fees receivable and other	3,680	4,786
Total long-term assets related to Indian casino projects	46,046	46,160
Other assets:
Investment in unconsolidated investee	20,997	20,161
License fee	2,100	2,100
Land held for development	1,130	1,130
Other	983	996
Total other assets	25,210	24,387
Total assets	$120,621	$119,722

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.7 and $0.7 million discount	$1,324	$1,265
Accounts payable	794	433
Accrued payroll and related	644	737
Other accrued expenses	2,946	1,808
Total current liabilities	5,708	4,243

Long-term contract acquisition costs payable, net of current portion and $0.5 and $0.7 million discount	2,948	3,302

Total liabilities	8,656	7,545

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,441 common shares issued and outstanding	264	264
Additional paid-in capital	204,085	203,964
Deficit	(92,384)	(92,051)
Total shareholders' equity	111,965	112,177
Total liabilities and shareholders' equity	$120,621	$119,722

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
(In thousands, except per share data)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenues:
Management fees	$2,728	$1,943
Room	264	-
Food and beverage	198	-
Other operating	97	-
License fees and other	17	20
Total revenues	3,304	1,963

Costs and expenses:
Room	111	-
Food and beverage	303	-
Other operating	215	-
Selling, general and administrative	3,767	2,303
Impairments and other losses	-	929
Preopening expenses	265	-
Amortization of intangible assets related to operating casinos	264	264
Depreciation and amortization	257	54
Total costs and expenses	5,182	3,550

Loss from operations	(1,878)	(1,587)

Other income (expense):
Interest income	1,753	1,583
Interest expense	(208)	(252)
Other	-	14
Total other income, net	1,545	1,345

Loss before income taxes	(333)	(242)
Income tax benefit	-	(1,997)
Net earnings (loss) including noncontrolling interest	(333)	1,755
Net loss attributable to noncontrolling interests	-	60

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$(333)	$1,815

Weighted-average common shares outstanding
Basic	26,441	26,431
Dilutive impact of stock options	-	-
Diluted	26,441	26,431
Earnings (loss) per share
Basic	$(0.01)	$0.07
Diluted	$(0.01)	$0.07

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
(In thousands)

	Three Months Ended
	March 31, 2013	April 1, 2012
OPERATING ACTIVITIES:
Net earnings (loss) including noncontrolling interest	$(333)	$1,755
Adjustments to reconcile net earnings (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	257	54
Amortization of debt issuance costs and imputed interest on contract acquisition costs	208	252
Accretion of interest and additions to long-term interest receivable	(1,256)	(921)
Amortization of intangible assets related to operating casinos	264	264
Share-based compensation	122	108
Impairments and other losses	-	929
Changes in operating assets and liabilities:
Management fees receivable	1,027	420
Deposits	-	150
Other current assets	(1,286)	(245)
Income taxes payable / receivable	(18)	(1,875)
Accounts payable and accrued expenses	1,406	178
Net cash provided by operating activities	391	1,069

INVESTING ACTIVITIES:
Payments to acquire investment in unconsolidated investee	(836)	-
Changes in management fees receivable and other	79	50
Purchase of property and equipment	(8,243)	(5)
Advances on notes receivable	-	(941)
Collection on notes receivable	-	1,076
Changes in other assets	(2)	(4)
Net cash provided by (used in) investing activities	(9,002)	176

FINANCING ACTIVITIES:
Noncontrolling interest member contributions	-	139
Contract acquisition costs payable	(500)	(500)
Net cash used in financing activities	(500)	(361)

Net increase (decrease) in cash and cash equivalents	(9,111)	884

Cash and cash equivalents - beginning of period	32,480	38,557

Cash and cash equivalents - end of period	$23,369	$39,441

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$18	$18
Noncash investing and financing activities:
Redemption of restricted stock for payment of accrued expenses	-	7
Capital expenditures in accounts payable and accrued expenses	1,956	-

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation, and subsidiaries (individually and collectively “Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended December 30, 2012, previously filed with the SEC, from which the balance sheet information as of that date is derived. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are less than 20% owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method.  See note 5, Investment in Unconsolidated Investee.

2.  Rocky Gap Project

On August 3, 2012, Lakes acquired the assets of the Rocky Gap Lodge & Golf Resort (“Rocky Gap”) for $6.8 million and simultaneously entered into an operating lease for the underlying land (see note 13, Commitments and Contingencies). The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

Rocky Gap is currently undergoing renovation of existing convention center space and upon completion will feature a gaming facility that will include approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. A new event center is being constructed which will be able to accommodate large groups and will feature multiple flexible use meeting rooms.  The gaming facility is expected to open in late May 2013 and the event center is expected to be available for use in the fourth quarter of 2013.  The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost.

The operating results of Rocky Gap are included in the Company’s consolidated statements of operations in the non-Indian casino projects segment from the date of acquisition.

The following unaudited pro forma condensed consolidated financial results of operations for the three months ended April 1, 2012 are presented as if the acquisition had been completed at the beginning of the period.  The amounts shown for the three months ended March 31, 2013 are based on actual results for the period:

	Three Months Ended
	March 31, 2013	April 1, 2012 (Pro forma)
	(In thousands, except per-share data)
Total gross revenues	$3,304	$2,682
Net earnings (loss) attributable to Lakes Entertainment, Inc	(333)	825

Earnings (loss) per share:
Basic	(0.01)	0.03
Diluted	(0.01)	0.03

Weighted average common shares outstanding:
Basic	26,441	26,431
Diluted	26,441	26,431

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of each fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. The following adjustments have been made to the pro forma net earnings (loss) attributable to Lakes and pro forma earnings (loss) per share in the table above:

•	Management and service fees paid by Rocky Gap to the previous management company have been excluded as Rocky Gap would not have incurred these costs if owned by Lakes.

•
Ground rent expense incurred by Rocky Gap has been adjusted to reflect the terms of the lease agreement that Lakes and the Maryland Department of Natural Resources (“Maryland DNR”) entered into upon the acquisition of Rocky Gap, as further discussed in note 13, Commitments and Contingencies.

•	Interest expense incurred by Rocky Gap has been excluded as Lakes did not assume the debt of Rocky Gap upon the acquisition of the property.

3.  Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

Notes and interest receivable included in long-term assets related to Indian casino projects consists of notes and interest receivable due from the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) pursuant to the Company’s development and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. Under the terms of the development and management agreement, Lakes made advances to the Shingle Springs Tribe of $74.4 million including interest accrued through the opening date of the Red Hawk Casino on December 17, 2008 (the “Transition Loan”). The repayment terms of the Transition Loan are dependent upon the operating performance of the Red Hawk Casino. Repayment of the Transition Loan is required only if distributable profits are available from the operation of the Red Hawk Casino. In addition, repayment of the Transition Loan and the management fees are subordinated to certain other financial obligations of the Red Hawk Casino. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.

At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired.   Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of March 31, 2013 and December 30, 2012 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.  As a result of these factors, Lakes determined it was probable that substantial amounts due would not be repaid within the contract term.  However, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to Lakes subsequent to the conclusion of the agreement.

In order to assist the Red Hawk Casino in increasing cash levels, allowed payments of principal on the Transition Loan to Lakes, if any, are being deferred from March 2011 through December 2013.  These deferrals, if any, do not constitute forgiveness of contractual principal amounts due to Lakes.

The management agreement for the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the agreement, which expires in December 2015.  Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient.  As of March 31, 2013 and December 30, 2012, no amount was outstanding under this obligation.

Information with respect to the notes and interest receivable is summarized in the following table (in thousands):

	March 31, 2013	December 30, 2012
Transition loan	$66,720	$66,720
Minimum guarantee payment advances	—	—
Interest receivable	3,178	2,704
Unearned discount	(11,887)	(12,299)
Allowance for impaired notes receivable	(18,508)	(18,878)
Total notes and interest receivable, net of discount and allowance	$39,503	$38,247

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

2013
Allowance for impaired notes balance, December 30, 2012	$18,878
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(370)
Allowance for impaired notes balance, March 31, 2013	$18,508

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(255)
Allowance for impaired notes balance, April 1, 2012	$19,863

4.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets
Intangible assets consist of costs associated with the acquisition of the development, financing and management agreement with the Shingle Springs Tribe for the Red Hawk Casino and are periodically evaluated for impairment.  The intangible assets related to the Shingle Springs Tribe are being amortized through the end of the management contract, which expires in December 2015.

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, December 30, 2012	$3,127
Amortization	(264)
Impairment losses	—
Balances, March 31, 2013	$2,863

Management Fees Receivable and Other
Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of $3.0 million and $4.0 million as of March 31, 2013 and December 30, 2012, respectively.  As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient.  In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 8, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $0.7 million and $0.8 million, net of current portion of $0.5 million as of March 31, 2013 and December 30, 2012, respectively.

5.  Investment in Unconsolidated Investee

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012, the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013, and the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At March 31, 2013 and December 30, 2012, Lakes had invested a total of $21.0 million and $20.2 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

The fair value of the cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value. Lakes is not aware of any events or changes in circumstances that could have had a significant adverse effect on the fair value of this investment.  As of March 31, 2013 and December 30, 2012, no impairment was identified.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the gaming properties in Ohio in return for a corresponding equity interest in those casinos (see note 13, Commitments and Contingencies).

6.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (“Jamul Tribe”) near San Diego, California.  During the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National Gaming, Inc. (“Penn National”) that grants Penn National the right to purchase this land.  The purchase price for the land is $7.0 million and increases annually by 1%.  Pursuant to the agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

Lakes also owns undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.

As of March 31, 2013 and December 30, 2012, these parcels of land are carried at $1.1 million on the accompanying consolidated balance sheets.

7.  Loan Agreements

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014.   The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of March 31, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs of Rocky Gap.  Lakes is required to invest $17.5 million in the Rocky Gap project, including the original purchase price, prior to drawing on the Facility.  Amounts borrowed under the Facility bear interest at 10.5%.   The Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap.  In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota.  Repayment of the loan will be interest-only for the first year, with payments of principal and interest amortized and paid over the subsequent seven years.  As of March 31, 2013 and December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Facility.  During April 2013, Lakes made an initial $3.0 million draw on the Facility.

8.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management agreement, which commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of March 31, 2013 and December 30, 2012, the remaining carrying amount of the liability was $4.3 million and $4.6 million, net of a $1.2 million and $1.4 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.3 million, net of related discount, are included in current contract acquisition costs payable as of March 31, 2013.

9.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, was $0.1 million for each of the three months ended March 31, 2013 and April 1, 2012.

Stock Options
The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were 443,500 options granted during the three months ended March 31, 2013.  There were no options granted during the three months ended April 1, 2012.

The following table summarizes Lakes’ stock option activity during the three months ended March 31, 2013 and April 1, 2012:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$3.04
Forfeited/cancelled/expired	(53,058)		53,058	3.40
Granted	443,500		(443,500)	3.07
Balance at March 31, 2013	1,918,481	1,245,751	485,185	2.94

2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)		1,000	2.88
Balance at April 1, 2012	1,528,039	1,081,249	875,627	2.92

As of March 31, 2013, the options outstanding had a weighted average remaining contractual life of 7.5 years, weighted average exercise price of $2.94 and aggregate intrinsic value of $0.5 million.  The options exercisable have a weighted average exercise price of $3.03, a weighted average remaining contractual life of 6.6 years and aggregate intrinsic value of $0.4 million as of March 31, 2013.

There were no options exercised during the three months ended March 31, 2013 and April 1, 2012.  Lakes’ unrecognized share-based compensation expense related to stock options was approximately $1.0 million as of March 31, 2013, which is expected to be recognized over a weighted-average period of 2.4 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units
There was no restricted stock activity during the three months ended March 31, 2013.  The following table summarizes Lakes’ restricted stock unit activity during the three months ended April 1, 2012:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value

2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Balance at April 1, 2012	—	—

During the three months ended April 1, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

10.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,918,481 and 1,528,039 for the three months ended March 31, 2013 and April 1, 2012, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

11.  Income Taxes

There was no income tax benefit for the first quarter of 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain.  The income tax benefit for the three months ended April 1, 2012 was $2.0 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid.  The Company’s effective tax rates were 0% and (1,097)% for the three months ended March 31, 2013 and April 1, 2012, respectively. For the three months ended March 31, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to limitation of the benefit because of uncertainty of future realization.  For the three months ended April 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.

Lakes has recorded income taxes receivable of $2.2 million for the periods ended March 31, 2013 and December 30, 2012 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

12.  Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, notes and interest receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable and contract acquisition costs payable.

For the Company’s cash and cash equivalents, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments.

The following table shows certain of the Company’s financial instruments disclosed at estimated fair value (in thousands):

	March 31, 2013
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$39,503	$53,245	Level 3
Other assets related to Indian casino projects	3,680	3,180	Level 3

	December 30, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$38,247	$49,920	Level 3
Other assets related to Indian casino projects	4,786	4,011	Level 3

Shingle Springs notes and interest receivable - Management estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of March 31, 2013 to be approximately $53.2 million using a discount rate of 11.8% and a remaining estimated term of 94 months. Management estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of December 30, 2012, to be approximately $49.9 million using a discount rate of 12.8% and a remaining estimated term of 97 months.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 4, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $3.2 million as of March 31, 2013 using a discount rate of 19.5%.  Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $4.0 million as of December 30, 2012 using a discount rate of 19.5%.

Investment in unconsolidated investee - The fair value of the Company’s investment in unconsolidated investee was not estimated as of March 31, 2013 or December 30, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 5, Investment in Unconsolidated Investee).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $4.3 million and $4.6 million as of March 31, 2013 and December 30, 2012, respectively (see note 8, Contract Acquisition Costs Payable).

13.  Commitments and Contingencies

Operating Lease with the Maryland DNR Related to Rocky Gap
In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated.  The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.  Payments are due under the Lease Agreement according to the following terms:

•
From August 3, 2012 and until the casino opens for public play, rent in the form of surcharges is due and payable annually.  These surcharges are billed to and collected from guests and are $3.00 per room, per night and $1.00 per round of golf (“Surcharge Revenue”), with a minimum annual payment of $150,000.

•
From the date that the casino opens for public play through the remaining term of the Lease Agreement, total annual minimum rent in the amount of $425,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, plus any Surcharge Revenue in excess of $150,000.

Future minimum lease payments under the Lease Agreement at March 31, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$14,450

Rock Ohio Ventures, LLC
Lakes has a 10% ownership in Rock Ohio Ventures and as of March 31, 2013, Lakes has contributed approximately $21.0 million as required (see note 5, Investment in Unconsolidated Investee).  Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures.  If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

14.  Related Party Transaction

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

The Indian Casino Projects segment includes operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe and the Jamul Tribe.  The Non-Indian Casino Projects segment includes results and/or assets related to the development, financing, and management of gaming-related properties in Maryland and Ohio.  The total assets in “Corporate and Eliminations” below primarily relate to Lakes’ cash and cash equivalents and the Lakes corporate office building. Costs in “Corporate and Eliminations” below have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical.

	Indian Casino Projects	Non-Indian Casino Projects	Corporate & Eliminations	Consolidated

Three months ended March 31, 2013
Revenue	$2.7	$0.6	$—	$3.3
Impairments and other losses	—	—	—	—
Earnings (loss) from operations	2.4	(2.4)	(1.9)	(1.9)
Depreciation and amortization expense	—	0.2	0.1	0.3
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

Three months ended April 1, 2012
Revenue	$2.0	$—	$—	$2.0
Impairments and other losses	0.9	—	—	0.9
Earnings (loss) from operations	0.6	(0.3)	(1.9)	(1.6)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to operating casinos	0.3	—	—	0.3

As of March 31, 2013
Total assets	$47.3	$40.9	$32.4	$120.6
Capital expenditures	—	8.2	—	8.2
Investment in unconsolidated investees	—	21.0	—	21.0

As of December 30, 2012
Total assets	$46.4	$32.1	$41.2	$119.7
Capital expenditures	—	8.7	—	8.7
Investment in unconsolidated investees	—	20.2	—	20.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned.   An overview of our projects as of March 31, 2013 is as follows:

•
We own and operate the Rocky Gap Lodge & Golf Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012 for $6.8 million.  The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated.  We are currently operating the existing hotel, golf course and related amenities.  Rocky Gap is currently undergoing renovation of existing convention center space and upon completion will feature a gaming facility that will include approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet.  A new event center is being constructed which will be able to accommodate large groups and will feature multiple flexible use meeting rooms.  The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost.  In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”).  The Facility will be used to finance a portion of the renovation and new meeting space construction costs.    As of March 31, 2013, no amounts had been drawn and no amounts were outstanding under the Facility.  During April 2013, we made an initial $3.0 million draw on the Facility.  The gaming facility is expected to open in late May 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

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

•
We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the Horseshoe Casino Cincinnati in Cincinnati, Ohio, and the Thistledown Racino in North Randall, Ohio. As of March 31, 2013, we have contributed approximately $21.0 million to Rock Ohio Ventures.  Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio.  We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.  If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The Horseshoe Casino Cleveland opened in May 2012.  The casino features approximately 2,100 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets.  The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 87 table games, a 31-table poker room, food and beverage outlets, and a parking structure with approximately 2,500 parking spaces.  The Thistledown Racino added 1,100 VLTs to its existing racetrack in April 2013.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013.

Three months ended March 31, 2013 compared to the three months ended April 1, 2012

Revenues
Revenues were $3.3 million for the first quarter of 2013 compared to $2.0 million for the first quarter of 2012.  The increase in revenues for the three months ended March 31, 2013 compared to the three months ended April 1, 2012 was due to an increase in management fees from the Red Hawk Casino and the addition of $0.6 million in revenues related to Rocky Gap, which Lakes acquired on August 3, 2012.  Revenues in the prior year quarter related to the management of the Red Hawk Casino.

Property Operating Expenses
Property operating expenses were $0.6 million for the three months ended March 31, 2013 which primarily related to rooms, food and beverage and golf operations of Rocky Gap.  As Rocky Gap was acquired during the third quarter of 2012, there were no such expenses for the first quarter of 2012.

Selling, General and Administrative Expenses
Selling, general and administrative expenses were $3.8 million in the first quarter of 2013 compared to $2.3 million for the first quarter of 2012.  Included in these amounts were Lakes corporate selling, general and administrative expenses of $2.0 million during each of the first quarters of 2013 and 2012 and  Rocky Gap selling, general and administrative expenses of $1.8 million during the first quarter of 2013. For the first quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.9 million (including share-based compensation), travel expenses of $0.1 million and professional fees of $1.0 million.  For the first quarter of 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation), travel expenses of $0.1 million, and professional fees of $0.8 million.

Preopening Expenses
Lakes expenses certain project preopening costs as incurred.   During the first quarter of 2013, Lakes recognized preopening expenses of $0.3 million related to the Rocky Gap project.  There were no preopening expenses during the first quarter of 2012.

Impairments and Other Losses
There were no impairments and other losses during the first quarter of 2013.  Impairments and other losses were $0.9 million in the first quarter of 2012 which were due to Lakes determining that it would not move forward with the casino development project with the Jamul Indian Village (the “Jamul Tribe”).

Amortization of Intangible Assets Related to Indian Casino Projects
Amortization of intangible assets related to Indian casino projects for each of the first quarters of 2013 and 2012 was $0.3 million.

Other Income (Expense), net
Other income (expense), net was $1.5 million for the first quarter of 2013 compared to $1.3 million for the first quarter of 2012, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes
There was no income tax benefit for the first quarter of 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain.  The income tax benefit for the first quarter of 2012 was $2.0 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid.  Our effective tax rates were 0% and (1,097)% for the first quarter of 2013 and 2012, respectively. For the three months ended March 31, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to limitation of the benefit because of uncertainty of future realization.  For the three months ended April 1, 2012, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and discrete items recognized.

Liquidity and Capital Resources

As of March 31, 2013, we had $23.4 million in cash and cash equivalents.  We currently believe that our cash and cash equivalents, our cash flows from operations and amounts available under our $17.5 million financing facility for the development of the Rocky Gap project will be sufficient to meet our working capital and Rocky Gap project cost requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the properties we own and/or manage. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap and management of the Red Hawk Casino to be adversely affected.

In the event our cash flows from operations do not match the levels we currently anticipate, we may need to raise funds.  However, there is no certainty that we would be able to do so on terms that are favorable to the Company or at all.

During the three months ended March 31, 2013, our revenues were derived primarily from the management of the Red Hawk Casino.  Our agreement for the management of this casino continues through December 2015. Room, food and beverage, and other operating revenues and expenses from Rocky Gap are included in operations from the date of the acquisition of the property.

On August 3, 2012, we acquired the assets of Rocky Gap for $6.8 million.  In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated.  We are currently operating the existing hotel, golf course and related amenities.  Rocky Gap is currently undergoing renovation of existing convention center space and upon completion will feature a gaming facility that will include approximately 550 VLTs, 10 table games, a casino bar and a new lobby food and beverage outlet. A new event center is being constructed which will be able to accommodate large groups and will feature multiple flexible use meeting rooms. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost. In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank. The Facility will be used to finance a portion of the renovation and new meeting space construction costs.  As of March 31, 2013, no amounts had been drawn and no amounts were outstanding under the Facility. During April 2013, we made an initial $3.0 million draw on the Facility.  The gaming facility is expected to open in late May 2013 and the event center is expected to be available for use in the fourth quarter of 2013.

The management agreement with the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month.  We are obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and we are repaid the advances in subsequent periods when operating results are sufficient.  As of March 31, 2013, no amount was outstanding under this obligation.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term.   At March 31, 2013, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired.  We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled as well as repayments of any minimum guaranteed monthly payments as discussed above and management fees when allowed as determined by net revenue levels of the Red Hawk Casino.  However, the collection of principal on the Transition Loan will be deferred through December 2013.  While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the agreement.

We have a total investment of $21.0 million in Rock Ohio Ventures.  Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio and the Thistledown Racetrack in North Randall, Ohio, we may be required to invest additional funds of up to $4.1 million in those projects.   The Horseshoe Casino Cleveland opened in May 2012, the Horseshoe Casino Cincinnati opened in March 2013 and the Thistledown Racino added 1,100 VLTs to its existing racetrack in April 2013.

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014.  As of March 31, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

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

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC, for our critical accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of March 31, 2013 (unaudited) and December 30, 2012 include long-term assets related to Indian casino projects of $46.0 million and $46.2 million, respectively. The amounts are as follows (in thousands):

	March 31, 2013 (Unaudited)
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of discount and allowance for impaired notes receivable	$39,503	$—	$39,503
Intangible assets related to Indian casino projects	2,863	—	2,863
Management fees receivable and other (*)	3,026	654	3,680
	$45,392	$654	$46,046

	December 30, 2012
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of discount and allowance for impaired notes receivable	$38,247	$—	$38,247
Intangible assets related to Indian casino projects	3,127	—	3,127
Management fees receivable and other (*)	4,008	778	4,786
	$45,382	$778	$46,160

(*)
Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $3.0 million and $4.0 million as of March 31, 2013 and December 30, 2012, respectively, and notes receivable from related parties of $0.7 million and $0.8 million, net of current portion, as of March 31, 2013 and December 30, 2012, respectively.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011.  Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of March 31, 2013 and concluded that the notes receivable continue to be impaired.  This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property.   The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $69.9 million as of March 31, 2013, which is comprised of $66.7 million related to the Transition Loan and $3.2 million related to interest receivable.  The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $11.9 million and allowance for impairment of $18.5 million, was $39.5 million as of March 31, 2013.

Jamul Tribe

We entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project.  We terminated the agreement with the Jamul Tribe in March 2012.  We estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of March 31, 2013 and December 30, 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. We made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, we advanced an additional $1.3 million subsequent to the date of termination.

During the third quarter of 2012, we entered into a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) with Penn National Gaming, Inc. (“Penn National”) and the Jamul Tribe.  Pursuant to the Intercreditor Agreement, we modified the terms of our outstanding debt with the Jamul Tribe to reflect that the total debt outstanding, including accrued interest, is $60.0 million, and that interest on such debt will accrue at 4.25% after the opening of a casino to be developed by Penn National on the Jamul Tribe’s trust land.  Additionally, our debt will be subordinate to the senior financing until such financing is paid in full, but current interest on the subordinated debt will be paid to us on a quarterly basis when the Penn National casino opens, so long as there is no default under the senior financing agreement.   When the senior financing is paid in full, we will receive repayment of its outstanding principal and interest.

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that grants Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Option Agreement”).  The purchase price for the land is $7.0 million and increases annually by 1%.  Pursuant to the agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

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

Management Fees Receivable and Other
Other assets primarily consist of deferred management fees and related interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project.  See note 4, Intangible and Other Assets Related to Indian Casino Projects, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC, for further discussion.

In addition, we incur certain non-reimbursable costs related to the projects which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public.  We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $11.5 million furniture, furnishings and equipment financing as of March 31, 2013 and a minimum priority payment to the Shingle Springs Tribe.  Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.  The management agreement includes provisions that allow the Shingle Springs Tribe to buy out the management agreement after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the agreement, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the agreement, all outstanding amounts owed to Lakes immediately become due and payable.  The NIGC approved the management agreement in July 2004, which was subsequently amended in May 2007.

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

See note 8, Contract Acquisition Costs Payable, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

Private Securities Litigation Reform Act

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Quarterly Report on Form 10-Q and other materials filed or to be filed by Lakes with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by Lakes contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources, the effects of regulation (including gaming and tax regulation) and competition.

Such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lakes.

These risks and uncertainties include, but are not limited to, the inability to complete or possible delays in completion of Lakes’ casino projects, including various regulatory approvals and numerous other conditions which must be satisfied before completion of these projects; possible termination or adverse modification of management or development contracts; the highly competitive industry in which Lakes operates; possible changes in regulations; reliance on continued positive relationships with Indian tribes and repayment of amounts owed to Lakes by Indian tribes; risks of entry into new businesses; reliance on Lakes’ management; and litigation costs. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC.

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

On August 3, 2012, Lakes acquired Rocky Gap.  Management is currently continuing its assessment of the effectiveness of Rocky Gap’s internal controls.  Lakes has a period of one year from the acquisition date to complete its assessment of effectiveness of the internal controls of Rocky Gap’s operations and to take the required actions to ensure that adequate internal controls and procedures are in place.  Upon completion of our assessment of the effectiveness of the internal controls as well as implementation of new procedures and controls, we will provide a conclusion in our interim report on Form 10-Q for the quarterly period ending September 29, 2013 about whether or not our internal control over financial reporting related to Rocky Gap was effective as of the corresponding reporting period.  There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.
Other Information

ITEM 1.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation
On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings.  The case is still in the early stages of discovery.  Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item IA of our Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC.

ITEM 6.  EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: May 9, 2013