Form 10-Q
period 2013-06-30
LAKES ENTERTAINMENT INC
filed 2013-08-09
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

As of August 5, 2013, there were 26,440,936 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$26,753	$32,480
Management fees receivable	2,131	-
Income taxes receivable	2,166	2,161
Prepaid expenses	1,092	186
Other	2,166	1,069
Total current assets	34,308	35,896
Property and equipment	32,496	16,898
Accumulated depreciation	(4,258)	(3,619)
Property and equipment, net	28,238	13,279

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	40,661	38,247
Intangible assets, net of accumulated amortization of $2.6 and $2.1 million	2,599	3,127
Management fees receivable and other	553	4,786
Total long-term assets related to Indian casino projects	43,813	46,160
Other assets:
Investment in unconsolidated investee	20,997	20,161
License fee	2,085	2,100
Land held for development	1,130	1,130
Other	955	996
Total other assets	25,167	24,387
Total assets	$131,526	$119,722

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.6 and $0.7 million discount	$1,391	$1,265
Current portion of long-term debt	475	-
Accounts payable	611	433
Accrued payroll and related	1,189	737
Other accrued expenses	2,126	1,808
Total current liabilities	5,792	4,243

Long-term contract acquisition costs payable, net of current portion and $0.4 and $0.7 million discount	2,550	3,302
Long-term debt, net of current portion	10,813	-
Total long-term liabilities	13,363	3,302

Total liabilities	19,155	7,545

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,441 and 26,441 common shares issued and outstanding	264	264
Additional paid-in capital	204,247	203,964
Deficit	(92,140)	(92,051)
Total shareholders' equity	112,371	112,177
Total liabilities and shareholders' equity	$131,526	$119,722

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenues:
Management fees	$3,650	$2,503	$6,378	$4,446
Gaming	3,188		3,188
Room	615	-	879	-
Food and beverage	703	-	901	-
Other operating	410	-	507	-
License fees and other	23	16	40	36
Gross revenues	8,589	2,519	11,893	4,482
Less promotional allowances	40	-	40	-
Net revenues	8,549	2,519	11,853	4,482

Costs and expenses:
Gaming	2,018	-	2,018	-
Room	214	-	325	-
Food and beverage	759	-	1,062	-
Other operating	418	-	633	-
Selling, general and administrative	4,613	1,905	8,380	4,208
Impairments and other losses	-	1,399	-	2,328
Preopening expenses	902	-	1,167	-
Amortization of intangible assets related to Indian casino projects	265	265	529	528
Loss on disposal of property and equipment	143	-	143	-
Depreciation and amortization	460	51	717	106
Total costs and expenses	9,792	3,620	14,974	7,170

Loss from operations	(1,243)	(1,101)	(3,121)	(2,688)

Other income (expense):
Interest income	1,741	1,578	3,494	3,161
Interest expense	(264)	(242)	(472)	(494)
Other	10	44	10	58
Total other income, net	1,487	1,380	3,032	2,725

Earnings (loss) before income taxes	244	279	(89)	37
Income tax benefit	-	(145)	-	(2,142)
Net earnings (loss) including noncontrolling interest	244	424	(89)	2,179
Net loss attributable to noncontrolling interests	-	1	-	61

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$244	$425	$(89)	$2,240

Weighted-average common shares outstanding
Basic	26,441	26,441	26,441	26,436
Dilutive impact of stock options	202	-	-	-
Diluted	26,643	26,441	26,441	26,436
Earnings (loss) per share
Basic	$0.01	$0.02	$0.00	$0.08
Diluted	$0.01	$0.02	$0.00	$0.08

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 30, 2013	July 1, 2012
OPERATING ACTIVITIES:
Net earnings (loss) including noncontrolling interest	$(89)	$2,179
Adjustments to reconcile net earnings (loss) including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	717	106
Amortization of debt issuance costs and imputed interest on contract acquisition costs	389	494
Accretion of interest and additions to long-term interest receivable	(2,562)	(1,893)
Amortization of intangible assets related to Indian casino projects	529	528
Share-based compensation	283	202
Impairments and other losses	-	2,328
Loss on disposal of property and equipment	143	-
Changes in operating assets and liabilities:
Management fees receivable	1,925	1,692
Deposits	-	150
Prepaid expenses	(907)	(71)
Other current assets	(949)	107
Income taxes payable / receivable	(5)	(2,015)
Accounts payable and accrued expenses	952	326
Net cash provided by operating activities	426	4,133

INVESTING ACTIVITIES:
Payments to acquire investment in unconsolidated investee	(836)	(4,456)
Changes in management fees receivable and other	178	114
Purchase of property and equipment	(15,808)	(615)
Proceeds from disposals of property and equipment	25	-
Advances on notes receivable	-	(2,069)
Collection on notes receivable	-	1,076
Changes in other assets	-	(78)
Net cash used in investing activities	(16,441)	(6,028)

FINANCING ACTIVITIES:
Repayments of borrowings	(3)	-
Proceeds from borrowings	11,291	-
Purchase of non-controlling interest	-	(590)
Noncontrolling interest member contributions	-	139
Contract acquisition costs payable	(1,000)	(1,000)
Net cash provided by (used in) financing activities	10,288	(1,451)

Net decrease in cash and cash equivalents	(5,727)	(3,346)

Cash and cash equivalents - beginning of period	32,480	38,557

Cash and cash equivalents - end of period	$26,753	$35,211

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash received (paid) during the period for income taxes	$5	$(127)
Noncash investing activities:
Redemption of restricted stock for payment of accrued expenses	-	7
Capital expenditures in accounts payable and accrued expenses	906	-

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

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 6, Investment in Rock Ohio Ventures, LLC and note 7, Investment in Dania Entertainment Holdings, LLC.

2. Rocky Gap

In April 2012, a video lottery operation license (“License”) for the Rocky Gap Lodge & Golf Resort (“Rocky Gap”) was awarded to the Company by the State of Maryland Video Lottery Facility Location Commission. In August 2012, Lakes acquired the assets of Rocky Gap for $6.8 million and simultaneously entered into an operating lease for the underlying land (see note 16, Commitments and Contingencies). The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

After acquiring Rocky Gap, the Company converted the existing convention center space into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature multiple flexible use meeting rooms and is expected to be available for use in the fourth quarter of 2013. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost.

The operating results of Rocky Gap are included in the Company’s consolidated statements of operations in the non-Indian casino projects segment from the date of acquisition. Amortization of the License began on the date the gaming facility opened for public play and is being amortized over its 15 year term.

The following unaudited pro forma condensed consolidated financial results of operations for the six months ended July 1, 2012 are presented as if the acquisition had been completed at the beginning of the period. The amounts shown for the six months ended June 30, 2013 are based on actual results for the period:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012 (Pro forma)	June 30, 2013	July 1, 2012 (Pro forma)
	(In thousands, except per-share data)
Total net revenues	$8,549	$4,927	$11,853	$7,608
Net earnings (loss) attributable to Lakes Entertainment, Inc.	244	305	(89)	1,130

Earnings (loss) per share:
Basic	0.01	0.01	0.00	0.04
Diluted	0.01	0.01	0.00	0.04

Weighted average common shares outstanding:
Basic	26,441	26,441	26,441	26,436
Diluted	26,643	26,441	26,441	26,436

These unaudited pro forma condensed consolidated financial results have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the 2012 fiscal period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. The following adjustments have been made to the pro forma net earnings (loss) attributable to Lakes and pro forma earnings (loss) per share in the table above:

●	Management and service fees paid by Rocky Gap to the previous management company have been excluded as Rocky Gap would not have incurred these costs if owned by Lakes.

●

Ground rent expense incurred by Rocky Gap has been adjusted to reflect the terms of the lease agreement that Lakes and the Maryland Department of Natural Resources (“Maryland DNR”) entered into upon the acquisition of Rocky Gap, as further discussed in note 16, Commitments and Contingencies.

●	Interest expense incurred by Rocky Gap has been excluded as Lakes did not assume the debt of Rocky Gap upon the acquisition of the property.

3. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	June 30, 2013	December 30, 2012
Building and site improvements	$20,933	$11,497
Furniture and equipment	11,001	3,228
Construction in process	562	2,173
	32,496	16,898
Less accumulated depreciation	(4,258)	(3,619)
	$28,238	$13,279

The increase in property and equipment, net relates to the acquisition and renovation of Rocky Gap (see note 2, Rocky Gap).

4. Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

Notes and interest receivable included in long-term assets related to Indian casino projects consists of notes and interest receivable due from the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) pursuant to the Company’s development and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. Under the terms of the development and management agreement, Lakes made advances to the Shingle Springs Tribe of $74.4 million including interest accrued through the opening date of the Red Hawk Casino on December 17, 2008 (the “Transition Loan”) and has an agreement to manage the property through December 17, 2015 (see note 19, Subsequent Event). The repayment terms of the Transition Loan are dependent upon the operating performance of the Red Hawk Casino. Repayment of the Transition Loan is required only if distributable profits are available from the operation of the Red Hawk Casino. In addition, repayment of the Transition Loan and the management fees are subordinated to certain other financial obligations of the Red Hawk Casino. The order of priority of payments from the Red Hawk Casino’s cash flows has been as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe.

The Company performs an impairment analysis on the notes receivable at least quarterly. At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of June 30, 2013 and December 30, 2012 and concluded that the notes receivable continue to be impaired.

As part of the impairment analysis, the Company estimates the timing and amount of future repayments on the notes receivable by analyzing actual payments received on the notes receivable compared to scheduled payments required under the contractual terms of the notes receivable. The Company also considers forecasts for future periods which are based on a variety of factors including actual historical performance, changes in competition in the market the property serves, changes in the economic environment in the market the property serves, any regulatory changes, marketing initiatives and property offerings. Estimates of timing and amount of future repayments are then compared to payments required per the contractual terms of the notes receivable to estimate the remaining amounts due on the notes receivable at the end of the contract term with the Shingle Springs Tribe, which expires in December 2015. Per the contractual terms of the notes receivable, all amounts due on the notes receivable are to be repaid during the contract term. Due to improvements in certain of the factors considered in the impairment analysis, including operational results, the estimated amounts due at the end of the contract term decreased as of June 30, 2013 and December 30, 2012 compared to the estimated amounts due at the end of the contract term as of January 2, 2011. Although the estimated amounts due at the end of the contract term decreased, the estimated amounts due remained significant and as a result, the Company determined that a significant change that would cause the impairment on the notes receivable to be remeasured had not occurred as of June 30, 2013 and December 30, 2012.

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

The management agreement for the Red Hawk Casino includes a minimum guaranteed payment to the Shingle Springs Tribe of $0.5 million a month for the duration of the agreement. Lakes is obligated to advance funds for these minimum guaranteed monthly payments when the casino operating results are not sufficient, and is repaid the advances in subsequent periods when operating results are sufficient. As of June 30, 2013 and December 30, 2012, no amount was outstanding under this obligation.

Information with respect to the notes and interest receivable is summarized in the following table (in thousands):

	June 30, 2013	December 30, 2012
Transition loan	$66,720	$66,720
Minimum guarantee payment advances	—	—
Interest receivable	3,547	2,704
Unearned discount	(11,492)	(12,299)
Allowance for impaired notes receivable	(18,114)	(18,878)
Total notes and interest receivable, net of discount and allowance	$40,661	$38,247

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

2013
Allowance for impaired notes balance, December 30, 2012	$18,878
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(764)
Allowance for impaired notes balance, June 30, 2013	$18,114

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(538)
Allowance for impaired notes balance, July 1, 2012	$19,580

5.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets

Intangible assets consist of costs associated with the acquisition of the development, financing and management agreement with the Shingle Springs Tribe for the Red Hawk Casino and are evaluated for impairment at least quarterly. The intangible assets related to the Shingle Springs Tribe are being amortized through the end of the management contract, which expires in December 2015.

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, December 30, 2012	$3,127
Amortization	(528)
Impairment losses	—
Balances, June 30, 2013	$2,599

Management Fees Receivable and Other

Management fees receivable and other include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe of zero and $4.0 million as of June 30, 2013 and December 30, 2012, respectively. As defined in the management agreement with the Shingle Springs Tribe, payment of management fees, if any, are deferred when operating results are not sufficient and are paid in subsequent periods when operating results are sufficient. In addition, management fees receivable and other include amounts due from Mr. Kevin M. Kean (see note 10, Contract Acquisition Costs Payable). Financial instruments related to Mr. Kean have a carrying value of $0.5 million and $0.8 million, net of current portion of $0.5 million as of June 30, 2013 and December 30, 2012, respectively.

6.  Investment in Rock Ohio Ventures, LLC

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012, the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013, and the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At June 30, 2013 and December 30, 2012, Lakes had invested a total of $21.0 million and $20.2 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

The Company's cost method investment is evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. Lakes monitors this investment for impairment by considering all information available to the Company including the economic environment of the markets served by the properties Rock Ohio Ventures owns; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of Rock Ohio Venture’s management; known or expected changes in ownership of Rock Ohio Ventures; and any other known significant factors relating to the business underlying the investment.

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, no events or changes in circumstances were identified that would require further analysis as to whether the Company’s investment in Rock Ohio has experienced an other-than-temporary impairment as of June 30, 2013 and December 30, 2012.

The fair value of this cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the gaming properties in Ohio in return for a corresponding equity interest in those casinos (see note 16, Commitments and Contingencies).

7.  Investment in Dania Entertainment Holdings, LLC

On May 22, 2013, Dania Entertainment Center, LLC (“DEC”) purchased the Dania Jai Alai property located in Dania Beach, Florida, from Boyd Gaming Corporation, for $65.5 million.

As part of a previous plan to purchase the property, during fiscal 2011 Lakes loaned $4.0 million to DEC (the “Loan”) which was written down to zero during the third quarter of 2011 when the acquisition did not close. During fiscal 2013, the Loan was exchanged for a 20% ownership interest in Dania Entertainment Holdings, LLC (“DEH”). DEH maintains a 25% ownership interest in DEC resulting in Lakes effectively holding a 5% ownership in DEC, which now owns and operates the Dania Jai Alai property. Lakes will have no operational responsibility of DEC or DEH and will not be required to invest any additional money in either entity.

The Company accounts for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, no value associated with this investment is recorded in the Company’s accompanying consolidated balance sheet as of June 30, 2013. Should Lakes receive any distributions in the form of dividends from its investment in DEH, the distributions will be recorded as income in the Company’s consolidated statement of earnings as of the date of distribution.

The fair value of this investment was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.

8.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (“Jamul Tribe”) near San Diego, California. During the third quarter of fiscal 2012, Lakes entered into a ten-year option agreement with Penn National Gaming, Inc. (“Penn National”) that grants Penn National the right to purchase this land. The purchase price for the land is $7.0 million and increases annually by 1%. Pursuant to the agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

Lakes also owns undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.

As of June 30, 2013 and December 30, 2012, these parcels of land are carried at $1.1 million on the accompanying consolidated balance sheets. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of June 30, 2013 and December 31, 2012.

9. Loan Agreements

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of June 30, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”). The Facility is being used to finance a portion of the renovation and new event and conference center construction costs of Rocky Gap. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Facility. Amounts borrowed under the Facility bear interest at 10.5%. The Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Repayment of the loan will be interest-only for the first year, with payments of principal and interest amortized and paid over the subsequent seven years. As of June 30, 2013, $10.9 million had been drawn and was outstanding under the Facility. As of December 30, 2012, no amounts were outstanding under the Facility. During July 2013, Lakes made an additional $1.6 million draw on the Facility.

10.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management agreement, as long as Lakes is the manager of the Red Hawk Casino. The management agreement commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of June 30, 2013 and December 30, 2012, the remaining carrying amount of the liability was $3.9 million and $4.6 million, net of a $1.0 million and $1.4 million discount, respectively. Amounts payable during the next 12 fiscal months totaling $1.4 million, net of related discount, are included in current contract acquisition costs payable as of June 30, 2013.

11. Promotional Allowances

The retail value of accommodations, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated cost of providing such promotional allowances is included in gaming expense. The amounts included in promotional allowances and the estimated cost of providing such promotional allowances for the three and six months ended June 30, 2013 were each less than $0.1 million.

12.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and six months ended June 30, 2013 and July 1, 2012, respectively, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
	(In thousands)
Total cost of share-based payment plans	$162	$94	$283	$202

Stock Options

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were zero and 443,500 options granted during the three and six months ended June 30, 2013, respectively. There were no options granted during the three and six months ended July 1, 2012.

The following table summarizes Lakes’ stock option activity during the six months ended June 30, 2013 and July 1, 2012:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$3.04
Forfeited/cancelled/expired	(59,058)		59,058	3.36
Granted	443,500		(443,500)	3.07
Balance at June 30, 2013	1,912,481	1,267,339	491,185	2.95

2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)		1,000	2.88
Balance at July 1, 2012	1,528,039	1,081,249	875,627	2.92

As of June 30, 2013, the options outstanding had a weighted average remaining contractual life of 7.2 years, weighted average exercise price of $2.95 and aggregate intrinsic value of $1.2 million. The options exercisable have a weighted average exercise price of $3.03, a weighted average remaining contractual life of 6.4 years and aggregate intrinsic value of $0.7 million as of June 30, 2013.

There were no options exercised during the three and six months ended June 30, 2013 and July 1, 2012. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.8 million as of June 30, 2013, which is expected to be recognized over a weighted-average period of 2.3 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units

There was no restricted stock activity during the six months ended June 30, 2013. The following table summarizes Lakes’ restricted stock unit activity during the six months ended July 1, 2012:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value

2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Balance at July 1, 2012	—	—

During the six months ended July 1, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

13.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,710,645 and 1,912,481 for the three and six months ended June 30, 2013, respectively, and 1,527,545 and 1,527,726 for the three and six months ended July 1, 2012, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

14.  Income Taxes

There was no income tax benefit for the first six months of 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The income tax benefit for the six months ended July 1, 2012 was $2.0 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. The Company’s effective tax rates were 0% and (2,186)% for the six months ended June 30, 2013 and July 1, 2012, respectively. For the six months ended June 30, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to limitation of the benefit because of uncertainty of future realization. For the six months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.

Lakes has recorded income taxes receivable of $2.2 million for the periods ended June 30, 2013 and December 30, 2012 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

The Company’s financial instruments consist of cash and cash equivalents, notes and interest receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable, contract acquisition costs payable and long-term debt.

For the Company’s cash and cash equivalents, accounts payable, and current portion of contract acquisition costs payable and long-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. The fair value of the Company’s long-term debt approximates the carrying value based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

The following table shows certain of the Company’s financial instruments disclosed at estimated fair value (in thousands):

	June 30, 2013
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$40,661	$53,482	Level 3
Other assets related to Indian casino projects	553	541	Level 3

	December 30, 2012
	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$38,247	$49,920	Level 3
Other assets related to Indian casino projects	4,786	4,011	Level 3

Shingle Springs notes and interest receivable - The significant inputs utilized in the calculation of the estimated fair value of the Shingle Springs notes and interest receivable include a discount rate and forecasted cash flows for the remaining duration of the management agreement with the Shingle Springs Tribe, which expires in December 2015. Lakes estimates the fair value of the notes and interest receivable from the Shingle Springs Tribe as of June 30, 2013 to be approximately $53.5 million using a discount rate of 12.2% and a remaining estimated term of 91 months. Lakes estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of December 30, 2012, to be approximately $49.9 million using a discount rate of 12.8% and a remaining estimated term of 97 months. The increase in the estimated fair value is primarily attributable to a change in the discount rate applied period-over-period. The discount rate utilized in the estimation of the fair value of the notes and interest receivable is indexed on the actual yield of the Shingle Springs Tribal Gaming Authority Senior Notes (“Senior Notes”) due on June 15, 2015. Lakes believes it is reasonable to utilize the actual yield of the Senior Notes, which are traded on the open market, as a basis in the fair value estimation of the Shingle Springs notes and interest receivable because the Shingle Springs notes receivable and the Senior Notes have similar collateral. Lakes adjusts the actual yield by 2.3% to determine the discount rate because the Shingle Springs notes receivable are subordinated to the Senior Notes. The yield demanded by the open market on these Senior Notes declined from 10.6% as of December 30, 2012 to 9.9% as of June 30, 2013, thereby decreasing the discount rate Lakes utilized in the calculation of the fair value of the notes and interest receivable from 12.8% to 12.2%. This decrease in discount rate resulted in the increase in the disclosed fair value of the Shingle Springs notes and interest receivable as of June 30, 2013 compared to December 30, 2012. For further discussion of the Shingle Springs notes and interest receivable, see note 19, Subsequent Event.

Other assets related to Indian casino projects - These assets include financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and amounts due from Mr. Kevin M. Kean (see note 5, Intangible and Other Assets Related to Indian Casino Projects). The Company estimates the fair value of other assets related to the Shingle Springs Tribe and Mr. Kean to be $0.5 million as of June 30, 2013 using a discount rate of 19.5%. Management estimated the fair value of these financial instruments related to the Shingle Springs Tribe and Mr. Kean to be $4.0 million as of December 30, 2012 using a discount rate of 19.5%.

Investments in unconsolidated investees - The fair value of the Company’s investments in unconsolidated investees was not estimated as of June 30, 2013 or December 30, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investments, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments (see note 6, Investment in Rock Ohio Ventures, LLC and note 7, Investment in Dania Entertainment Holdings, LLC).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $3.9 million and $4.6 million as of June 30, 2013 and December 30, 2012, respectively (see note 10, Contract Acquisition Costs Payable).

16. Commitments and Contingencies

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. These surcharges are billed to and collected from guests and are $3.00 per room, per night and $1.00 per round of golf (“Surcharge Revenue”). From May 22, 2013 through the remaining term of the Lease Agreement, total minimum rent payments are due and payable annually in the amount of $425,000, plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, plus any Surcharge Revenue in excess of $150,000.

Future minimum lease payments under the Lease Agreement at June 30, 2013 are as follows (in thousands):

	2013	2014	2015	2016	2017	Thereafter

Minimum lease payment	$150	$425	$425	$425	$425	$14,450

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of June 30, 2013, Lakes has contributed approximately $21.0 million as required (see note 6, Investment in Rock Ohio Ventures, LLC). Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in discovery stage. Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

17.  Related Party Transaction

In March 2013, Lakes transferred to Lyle Berman, Lakes' Chairman of the Board and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a fiscal 2012 potential business development opportunity that Lakes decided not to pursue. The note receivable, which originated in fiscal 2012, was recorded as other current assets in the Company’s consolidated balance sheet as of December 30, 2012. The Company wrote the note receivable down to $150,000 as of December 30, 2012, resulting in the recognition of an impairment charge of $100,000 in the Company’s consolidated statement of operations during the fourth quarter of fiscal 2012.

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

	Indian Casino Projects	Non-Indian Casino Projects	Corporate& Eliminations	Consolidated
Three months ended June 30, 2013
Revenue	$3.6	$4.9	$—	$8.5
Impairments and other losses	—	—	—	—
Earnings (loss) from operations	3.3	(2.9)	(1.6)	(1.2)
Depreciation expense	—	0.4	0.1	0.5
Amortization of intangible assets related to Indian casino projects	0.3	—	—	0.3

Three months ended July 1, 2012
Revenue	$2.5	$—	$—	$2.5
Impairments and other losses	0.8	0.6	—	1.4
Earnings (loss) from operations	1.3	(0.6)	(1.8)	(1.1)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to Indian casino projects	0.3	—	—	0.3

Six months ended June 30, 2013
Revenue	$6.4	$5.4	$0.1	$11.9
Impairments and other losses	—	—	—	—
Earnings (loss) from operations	5.6	(5.3)	(3.4)	(3.1)
Depreciation expense	—	0.6	0.1	0.7
Amortization of intangible assets related to Indian casino projects	0.5	—	—	0.5

Six months ended July 1, 2012
Revenue	$4.4	$—	$0.1	$4.5
Impairments and other losses	1.7	0.6	—	2.3
Earnings (loss) from operations	2.0	(1.0)	(3.7)	(2.7)
Depreciation expense	—	—	0.1	0.1
Amortization of intangible assets related to Indian casino projects	0.5	—	—	0.5

As of June 30, 2013
Total assets	$46.6	$52.7	$32.2	$131.5
Capital expenditures	—	15.8	—	15.8
Investment in unconsolidated investees	—	21.0	—	21.0

As of December 30, 2012
Total assets	$46.4	$32.1	$41.2	$119.7
Capital expenditures	—	8.7	—	8.7
Investment in unconsolidated investees	—	20.2	—	20.2

19.  Subsequent Event

On July 17, 2013, Lakes entered into a Debt Termination Agreement (the “Agreement”) with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. The Agreement requires certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”) on or before December 31, 2013, subject to extension for 120 days. The Debt Payment will constitute full and final payment of all debt owed to Lakes as of the date the payment is made (“Payment Date”). Upon the Payment Date, the management agreement under which Lakes is managing the Red Hawk Casino will terminate.

Until the Payment Date, Lakes will continue to manage the Red Hawk Casino, all existing agreements between the Shingle Springs Tribe and Lakes will remain in effect, and the Shingle Springs Tribe is required to make all payments that it has been making under the existing agreements. Additionally, if the Debt Payment does not occur on or before December 31, 2013, the Shingle Springs Tribe will be required to start making principal payments on the existing debt. If all of the conditions under the Agreement, including the Debt Payment, are not met, then all existing agreements between Lakes and the Shingle Springs Tribe will remain in effect until their original expiration under their existing terms.

The timing of the receipt of the Debt Payment is not certain and payment cannot be guaranteed. If the Debt Payment becomes likely or is received, Lakes currently anticipates recording a gain in the Company’s consolidated statement of operations due to the fact that the recorded carrying value of the notes and interest receivable are less than the amount of the Debt Payment. The amount of any gain to be recognized would be calculated when the Payment Date is determined.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) has developed, financed and managed casino properties with a historical emphasis on those that are Indian-owned. An overview of our projects as of June 30, 2013 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012 for $6.8 million. The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. We are currently operating the existing hotel, golf course and related amenities. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features approximately 550 video lottery terminals (“VLTs”), 10 table games, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature flexible use meeting rooms and is expected to be available for use in the fourth quarter of 2013. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost. Lakes has a $17.5 million financing facility which is being used to finance a portion of the gaming facility project and new event and conference center construction costs.

•

We developed, and have a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008. The Red Hawk Casino features approximately 2,350 slot machines and gaming devices, 61 table games, five poker tables, seven restaurants, six bars, retail space, a parking garage and a child care facility and arcade.

On July 17, 2013, Lakes entered into a Debt Termination Agreement (the “Agreement”) with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. The Agreement requires certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”) on or before December 31, 2013, subject to extension for 120 days. The Debt Payment will constitute full and final payment of all debt owed to Lakes as of the date the payment is made (“Payment Date”). Upon the Payment Date, the management agreement under which Lakes is managing the Red Hawk Casino will terminate.

Until the Payment Date, Lakes will continue to manage the Red Hawk Casino, all existing agreements between the Shingle Springs Tribe and Lakes will remain in effect, and the Shingle Springs Tribe is required to make all payments that it has been making under the existing agreements. Additionally, if the Debt Payment does not occur on or before December 31, 2013, the Shingle Springs Tribe will be required to start making principal payments on the existing debt. If all of the conditions under the Agreement, including the Debt Payment, are not met, then all existing agreements between Lakes and the Shingle Springs Tribe will remain in effect until their original expiration under their existing terms.

The timing of the receipt of the Debt Payment is not certain and payment cannot be guaranteed.

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the Horseshoe Casino Cincinnati in Cincinnati, Ohio, and the Thistledown Racino in North Randall, Ohio. As of June 30, 2013, we have contributed approximately $21.0 million to Rock Ohio Ventures. Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

The Horseshoe Casino Cleveland opened in May 2012. The casino features approximately 2,100 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets. The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 118 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces. The Thistledown Racino added 1,100 VLTs to its existing racetrack in April 2013.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013.

Three months ended June 30, 2013 compared to the three months ended July 1, 2012

Net Revenues

Net revenues were $8.5 million for the second quarter of 2013 compared to $2.5 million for the second quarter of 2012. The increase in net revenues for the three months ended June 30, 2013 compared to the three months ended July 1, 2012 was due to the addition of $4.9 million in net revenues related to Rocky Gap, which Lakes acquired on August 3, 2012. Revenues in the prior year quarter related to the management of the Red Hawk Casino.

Property Operating Expenses

Property operating expenses were $3.4 million for the second quarter of 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. As Rocky Gap was acquired during the third quarter of 2012, there were no such expenses for the second quarter of 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $4.6 million in the second quarter of 2013 compared to $1.9 million for the second quarter of 2012. Included in the amount for the second quarter of 2013 were Lakes corporate selling, general and administrative expenses of $2.0 million and Rocky Gap selling, general and administrative expenses of $2.6 million. For the second quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million (including share-based compensation), building and rent expense of $0.5 million and professional fees of $0.8 million. For the second quarter of 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.1 million (including share-based compensation) and professional fees of $0.3 million.

Impairments and Other Losses

There were no impairments and other losses during the second quarter of 2013. Impairments and other losses were $1.4 million in the second quarter of 2012. During the prior year period, Lakes recognized impairment charges of $0.8 million due to Lakes determining that it would not move forward with the casino development project with the Jamul Indian Village (the “Jamul Tribe”). Also included in impairments and other losses for the three months ended July 1, 2012 were $0.6 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. During the second quarter of 2013, Lakes recognized preopening expenses of $0.9 million related to the Rocky Gap project. There were no preopening expenses during the second quarter of 2012.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects for each of the second quarters of 2013 and 2012 was $0.3 million.

Other Income (Expense), net

Other income (expense), net was $1.5 million for the second quarter of 2013 compared to $1.4 million for the second quarter of 2012, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax provision or benefit for the second quarter of 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The income tax benefit for the second quarter of 2012 was $0.1 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. Our effective tax rates were 0% and (52)% for the second quarter of 2013 and 2012, respectively. For the three months ended June 30, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to limitation of the benefit because of uncertainty of future realization. For the three months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and discrete items recognized.

Six months ended June 30, 2013 compared to the six months ended July 1, 2012

Net Revenues

Net revenues were $11.9 million for the six months ended June 30, 2013 compared to $4.5 million for the six months ended July 1, 2012. The increase in net revenues for the six months ended June 30, 2013 compared to the six months ended July 1, 2012 was due to an increase in management fees from the Red Hawk Casino and the addition of $5.4 million in net revenues related to Rocky Gap, which Lakes acquired on August 3, 2012. Revenues for the six months ended July 1, 2012 related to the management of the Red Hawk Casino.

Property Operating Expenses

Property operating expenses were $4.0 million for the six months ended June 30, 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. As Rocky Gap was acquired during the third quarter of 2012, there were no such expenses for the six months ended July 1, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.4 million for the six months ended June 30, 2013 compared to $4.2 million for the six months ended July 1, 2012. Included in the amount for the six months ended June 30, 2013 were Lakes corporate selling, general and administrative expenses of $4.0 million and Rocky Gap selling, general and administrative expenses of $4.4 million. For the six months ended June 30, 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.1 million (including share-based compensation), building and rent expense of $0.9 million and professional fees of $1.8 million. For the six months ended July 1, 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million (including share-based compensation), travel expenses of $0.2 million, and professional fees of $1.1 million.

Impairments and Other Losses

There were no impairments and other losses during the six months ended June 30, 2013. Impairments and other losses were $2.3 million for the six months ended July 1, 2012. During the prior year period, Lakes recognized impairment charges of $1.7 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairments and other losses for the six months ended July 1, 2012 were $0.6 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. During the six months ended June 30, 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project. There were no preopening expenses during the six months ended July 1, 2012.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects for each of the six months ended June 30, 2013 and July 1, 2012 was $0.5 million.

Other Income (Expense), net

Other income (expense), net was $3.0 million for the six months ended June 30, 2013 compared to $2.7 million for the six months ended July 1, 2012, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for the six months ended June 30, 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The income tax benefit for the six months ended July 1, 2012 was $2.1 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. Our effective tax rates were 0% and (2,186)% for the six months ended June 30, 2013 and July 1,2012, respectively. For the six months ended June 30, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to limitation of the benefit because of uncertainty of future realization. For the six months ended July 1, 2012, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and discrete items recognized.

Liquidity and Capital Resources

As of June 30, 2013, we had $26.8 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, our cash flows from operations and amounts available under our $17.5 million financing facility for the development of the Rocky Gap project will be sufficient to meet our working capital and Rocky Gap project cost requirements during the next 12 months.

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

During the six months ended June 30, 2013, our management fee revenues were derived from the management of the Red Hawk Casino. Our agreement for the management of this casino continues through December 2015.

At January 2, 2011, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable were impaired because we determined it was probable that substantial amounts due would not be repaid within the contract term. At June 30, 2013, we evaluated the notes receivable with the Shingle Springs Tribe for impairment and concluded that the notes receivable continue to be impaired. We continue to manage the Red Hawk Casino and will collect monthly interest as scheduled and management fees when allowed as determined by net revenue levels of the Red Hawk Casino. However, the collection of principal on the Shingle Springs notes receivable will be deferred through December 2013. While we have concluded that it is probable that substantial amounts due from the Shingle Springs Tribe will not be repaid within the contract term, the Shingle Springs Tribe will remain legally obligated to repay any remaining amounts due to us subsequent to the conclusion of the agreement.

On July 17, 2013, Lakes entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. The Agreement requires certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million on or before December 31, 2013, subject to extension for 120 days. The Debt Payment will constitute full and final payment of all debt owed to Lakes as of the date the payment is made. Upon the Payment Date, the management agreement under which Lakes is managing the Red Hawk Casino will terminate. The timing of the receipt of the Debt Payment is not certain and payment cannot be guaranteed. If the Debt Payment becomes likely or is received, Lakes currently anticipates recording a gain in the Company’s consolidated statement of operations due to the fact that the recorded carrying value of the notes and interest receivable are less than the amount of the Debt Payment. The amount of any gain to be recognized would be calculated when the Payment Date is determined.

Room, food and beverage, and other operating revenues and expenses from Rocky Gap are included in operations from the date of the acquisition of the property. Gaming revenues and expenses are included in operations from May 22, 2013, the date that the gaming facility opened for public play.

On August 3, 2012, we acquired the assets of Rocky Gap for $6.8 million. In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. We are currently operating the existing hotel, golf course and related amenities. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features approximately 550 VLTs, 10 table games, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature flexible use meeting rooms and is expected to be available for use in the fourth quarter of 2013. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost. Lakes has a $17.5 million financing facility which is being used to finance a portion of the gaming facility project and new event and conference center construction costs. As of June 30, 2013, $10.9 million had been drawn and was outstanding under the Facility. During July 2013, we made an additional $1.6 million draw on the Facility.

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

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014. As of June 30, 2013, no amounts were outstanding under the Loan Agreement.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, long-term assets related to Indian casino projects, investments in unconsolidated investees, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC, for our critical accounting policies in addition to the policies discussed below that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Gaming License

The Company’s gaming license represents the right to conduct gaming in the State of Maryland. This intangible asset is subject to amortization as it has a definite life of 15 years. Amortization of the gaming license began on the date the gaming facility opened for public play, which was May 22, 2013. We evaluate this intangible asset for impairment on at least a quarterly basis.

Investment in Unconsolidated Investees

Investments in an entity where the Company owns 20% or less of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method. Investments in an entity, if any, where the Company owns more than twenty percent but not in excess of fifty percent of the voting stock of the entity or less than twenty percent and exercises significant influence over operating and financial policies of the entity are accounted for using the equity method.

The Company has a policy in place to review its investments at least annually, to evaluate the accounting method and carrying value of the investments in these companies. The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. Lakes monitors the investments for impairment by considering all information available to the Company including the economic environment of the markets served by the properties; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of the properties’ management; known or expected changes in ownership; and any other known significant factors relating to the businesses underlying the investments. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

Gaming Revenue Recognition and Promotional Allowances

Gaming revenue, which is defined as the difference between gaming wins and losses, is recognized as wins and losses occur from gaming activities. The retail value of rooms, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included in gaming expenses.

Rewards Club Program

We have established a Rewards Club promotional program at Rocky Gap to encourage repeat business from frequent customers and patrons. Members earn points based on gaming activity and amounts spent on the purchase of food, beverage and resort activities. Such points can be redeemed for complimentary slot play and free goods and services at Rocky Gap’s restaurants, spa and golf course. We record points redeemed for complimentary slot play as a reduction to gaming revenue and points redeemed for free goods and services as promotional allowances. The Rewards Club point accrual is included in current liabilities on our consolidated balance sheets.

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues. These gaming taxes are recorded as a gaming expense in the consolidated statements of operations and totaled approximately $1.5 million for the three and six months ended June 30, 2013.

Long-Term Assets Related to Indian Casino Projects

The consolidated balance sheets as of June 30, 2013 (unaudited) and December 30, 2012 include long-term assets related to Indian casino projects of $43.8 million and $46.2 million, respectively. The amounts are as follows (in thousands):

	June 30, 2013 (Unaudited)
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of discount and allowance for impaired notes receivable	$40,661	$-	$40,661
Intangible assets related to Indian casino projects	2,599	-	2,599
Management fees receivable and other (*)	25	528	553
	$43,285	$528	$43,813

	December 30, 2012
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of discount and allowance for impaired notes receivable	$38,247	$-	$38,247
Intangible assets related to Indian casino projects	3,127	-	3,127
Management fees receivable and other (*)	4,008	778	4,786
	$45,382	$778	$46,160

__________________

(*)

Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of zero and $4.0 million as of June 30, 2013 and December 30, 2012, respectively, and notes receivable from related parties of $0.5 million and $0.8 million, net of current portion, as of June 30, 2013 and December 30, 2012, respectively.

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

Shingle Springs Tribe

Lakes concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011. Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of June 30, 2013 and concluded that the notes receivable continue to be impaired. This determination was based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which have negatively impacted cash flows for the property. The outstanding amounts on the notes and interest receivable from the Shingle Springs Tribe was $70.3 million as of June 30, 2013, which is comprised of $66.7 million related to the Transition Loan and $3.6 million related to interest receivable. The carrying amount of long-term notes and interest receivable, which is net of unearned discount of $11.5 million and allowance for impairment of $18.1 million, was $40.7 million as of June 30, 2013.

Jamul Tribe

We entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project. We terminated the agreement with the Jamul Tribe in March 2012. We estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of June 30, 2013 and December 30, 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. We made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, we advanced an additional $1.3 million subsequent to the date of termination.

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

Management Fees Receivable and Other

Other assets primarily consist of deferred management fees and related interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino project. See note 5, Intangible and Other Assets Related to Indian Casino Projects, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC, for further discussion.

In addition, we incur certain non-reimbursable costs related to the projects which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public. We earn a management fee equal to 30% of Net Revenue of the operations annually for the first five years. During years six and seven, Lakes will earn a fee equal to 25% of the first $90 million of Net Revenue per year, 15% of the next $60 million of Net Revenue per year and 5% of Net Revenue over $150 million per year. Payment of our management fee is subordinated to the repayment of $450 million senior note financing of an affiliate of the Shingle Springs Tribe, the repayment of $7.7 million furniture, furnishings and equipment financing as of June 30, 2013 and a minimum priority payment to the Shingle Springs Tribe. Generally, the order of priority of payments from the Red Hawk Casino’s cash flows is as follows: a certain minimum monthly guaranteed payment to the Shingle Springs Tribe; repayment of various debt with interest accrued thereon (including the Transition Loan); management fees due to Lakes; other obligations, if any; and the remaining funds, if any, distributed to the Shingle Springs Tribe. The management agreement includes provisions that allow the Shingle Springs Tribe to buy out the management agreement after four years from the opening date. The buy-out amount is calculated by multiplying the previous 12 months of management fees earned by the remaining number of years under the agreement, discounted back to the present value at the time the buy-out occurs. If the Shingle Springs Tribe elects to buy out the agreement, all outstanding amounts owed to Lakes immediately become due and payable. The NIGC approved the management agreement in July 2004, which was subsequently amended in May 2007.

On July 17, 2013, Lakes entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. The Agreement requires certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million on or before December 31, 2013, subject to extension for 120 days. The Debt Payment will constitute full and final payment of all debt owed to Lakes as of the date the payment is made. Upon the Payment Date, the management agreement under which Lakes is managing the Red Hawk Casino will terminate.

Until the Payment Date, Lakes will continue to manage the Red Hawk Casino, all existing agreements between the Shingle Springs Tribe and Lakes will remain in effect, and the Shingle Springs Tribe is required to make all payments that it has been making under the existing agreements. Additionally, if the Debt Payment does not occur on or before December 31, 2013, the Shingle Springs Tribe will be required to start making principal payments on the existing debt. If all of the conditions under the Agreement, including the Debt Payment, are not met, then all existing agreements between Lakes and the Shingle Springs Tribe will remain in effect until their original expiration under their existing terms.

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

During 2009, Lakes became obligated to pay Mr. Argovitz $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement between Lakes and the Shingle Springs Tribe, as long as Lakes is the manager of the Red Hawk Casino,, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz will not be entitled to obtain a 15% equity interest in the Lakes’ entity that holds the rights to the management fees earned by Lakes from the Red Hawk Casino operations.

During 2009, Lakes became obligated to pay to Mr. Kean $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement between Lakes and the Shingle Springs Tribe, as long as Lakes is the manager of the Red Hawk Casino,, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean will not be entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

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

On August 3, 2012, Lakes acquired Rocky Gap. Management is currently continuing its assessment of the effectiveness of Rocky Gap’s internal controls. Lakes has a period of one year from the acquisition date to complete its assessment of effectiveness of the internal controls of Rocky Gap’s operations and to take the required actions to ensure that adequate internal controls and procedures are in place. Upon completion of our assessment of the effectiveness of the internal controls as well as implementation of new procedures and controls, we will provide a conclusion in our interim report on Form 10-Q for the quarterly period ending September 29, 2013 about whether or not our internal control over financial reporting related to Rocky Gap was effective as of the corresponding reporting period. There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in the discovery stage. Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

ITEM 6.  EXHIBITS

Exhibits	Description
31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Calculation Definitions
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: August 9, 2013