Form 10-Q
period 2013-09-29
LAKES ENTERTAINMENT INC
filed 2013-11-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2013
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

As of November 4, 2013, there were 26,539,853 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	September 29, 2013	December 30, 2012

Assets
Current assets:
Cash and cash equivalents	$41,932	$32,480
Short-term investments	48,951	-
Income taxes receivable	2,166	2,161
Prepaid expenses	1,097	186
Other	1,096	1,069
Total current assets	95,242	35,896
Property and equipment	34,904	16,898
Accumulated depreciation	(4,972)	(3,619)
Property and equipment, net	29,932	13,279

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	-	38,247
Intangible assets, net of accumulated amortization of $2.1 million	-	3,127
Management fees receivable and other	-	4,786
Total long-term assets related to Indian casino projects	-	46,160
Other assets:
Investment in unconsolidated investee	20,997	20,161
License fee	2,050	2,100
Land held for development	1,130	1,130
Other	931	996
Total other assets	25,108	24,387
Total assets	$150,282	$119,722

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.7 million discount	$-	$1,265
Current portion of long-term debt	794	-
Accounts payable	656	433
Accrued taxes, other than income taxes	484	17
Accrued payroll and related	1,303	737
Other accrued expenses	1,936	1,791
Total current liabilities	5,173	4,243

Long-term contract acquisition costs payable, net of current portion and $0.7 million discount	-	3,302
Long-term debt, net of current portion	12,909	-
Total long-term liabilities	12,909	3,302

Total liabilities	18,082	7,545

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,479 and 26,441 common shares issued and outstanding	264	264
Additional paid-in capital	204,486	203,964
Deficit	(72,541)	(92,051)
Accumulated other comprehensive loss	(9)	-
Total shareholders' equity	132,200	112,177
Total liabilities and shareholders' equity	$150,282	$119,722

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenues:
Management fees	$1,384	$1,885	$7,762	$6,331
Gaming	10,445	-	13,633	-
Room	1,849	763	2,728	763
Food and beverage	1,665	618	2,566	618
Other operating	647	358	1,154	358
License fees and other	26	15	66	51
Gross revenues	16,016	3,639	27,909	8,121
Less promotional allowances	524	-	564	-
Net revenues	15,492	3,639	27,345	8,121

Costs and expenses:
Gaming	6,037	-	8,055	-
Room	255	146	580	146
Food and beverage	1,393	471	2,455	471
Other operating	483	216	1,116	216
Selling, general and administrative	5,398	2,846	13,782	7,054
Recovery of impairment on notes receivable	(17,382)	-	(17,382)	-
Gain on extinguishment of liabilities	(3,752)	-	(3,752)	-
Impairments and other losses	3,356	1,986	3,356	4,314
Preopening expenses	-	-	1,163	-
Amortization of intangible assets related to Indian casino projects	187	264	716	792
Loss on disposal of property and equipment	-	-	143	-
Depreciation and amortization	759	229	1,476	335
Total costs and expenses	(3,266)	6,158	11,708	13,328

Earnings (loss) from operations	18,758	(2,519)	15,637	(5,207)

Other income (expense):
Interest income	1,276	1,614	4,770	4,775
Interest expense	(450)	(228)	(922)	(722)
Other	15	55	25	113
Total other income, net	841	1,441	3,873	4,166

Earnings (loss) before income taxes	19,599	(1,078)	19,510	(1,041)
Income tax benefit	-	(87)	-	(2,229)
Net earnings (loss) including noncontrolling interest	19,599	(991)	19,510	1,188
Net loss attributable to noncontrolling interests	-	-	-	61

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$19,599	$(991)	$19,510	$1,249

Other comprehensive loss	(9)	-	(9)	-

Comprehensive earnings (loss)	$19,590	$(991)	$19,501	$1,249

Weighted-average common shares outstanding
Basic	26,464	26,441	26,449	26,438
Dilutive impact of stock options	368	-	221	-
Diluted	26,832	26,441	26,670	26,438
Earnings (loss) per share
Basic	$0.74	$(0.04)	$0.74	$0.05
Diluted	$0.73	$(0.04)	$0.73	$0.05

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 29, 2013	September 30, 2012

OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$19,510	$1,188
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	1,476	335
Amortization of debt issuance costs and imputed interest on contract acquisition costs	527	722
Accretion of interest and additions to long-term interest receivable	(3,573)	(2,944)
Amortization of intangible assets related to Indian casino projects	716	792
Share-based compensation	396	296
Loss on disposal of property and equipment	143	-
Recovery of impairment on notes receivable	(17,382)	-
Gain on extinguishment of liabilities	(3,752)	-
Impairments and other losses	3,356	4,314
Changes in operating assets and liabilities:
Management fees receivable	3,983	2,361
Deposits	-	150
Prepaid expenses	(911)	-
Other current assets	(576)	(458)
Income taxes receivable	(5)	(1,994)
Accrued taxes, other than income taxes	437	17
Accounts payable and accrued expenses	996	1,347
Net cash provided by operating activities	5,341	6,126

INVESTING ACTIVITIES:
Acquisition of the Rocky Gap Resort	-	(6,834)
Purchase of short-term investments	(48,960)	-
Payments to acquire investment in unconsolidated investee	(836)	(4,455)
Changes in management fees receivable and other	-	190
Purchase of property and equipment	(18,215)	(1,872)
Proceeds from disposal of property and equipment	25	-
Advances on notes receivable	-	(2,069)
Collection on notes receivable	59,253	1,076
Changes in other assets	348	25
Net cash used in investing activities	(8,385)	(13,939)

FINANCING ACTIVITIES:
Repayments of borrowings	(89)	-
Proceeds from borrowings	13,792	-
Purchase of non-controlling interest	-	(590)
Proceeds from issuance of common stock	126	-
Noncontrolling interest member contributions	-	139
Contract acquisition costs payable	(1,333)	(1,500)
Net cash provided by (used in) financing activities	12,496	(1,951)

Net increase (decrease) in cash and cash equivalents	9,452	(9,764)

Cash and cash equivalents - beginning of period	32,480	38,557

Cash and cash equivalents - end of period	$41,932	$28,793

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid (received) during the period for:
Interest	$359	$-
Income taxes	5	(242)
Noncash investing activities:
Redemption of restricted stock for payment of accrued expenses	-	7
Capital expenditures in accounts payable and accrued expenses	$1,064	$405

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

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 9, Investment in Rock Ohio Ventures, LLC and note 10, Investment in Dania Entertainment Holdings, LLC.

2.  New Accounting Standard

In July 2013, the FASB issued Accounting Standards Update “(ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 will be effective for the Company’s first quarter of 2014. Lakes does not expect the adoption of ASU 2013-11 to have an impact on its consolidated financial statements.

3.  Debt Termination Agreement with the Shingle Springs Tribe

On July 17, 2013, Lakes entered into a Debt Termination Agreement (the “Debt Termination Agreement”) with the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) relating to amounts Lakes had previously advanced to the Shingle Springs Tribe under the development and management agreement for the Red Hawk Casino between Lakes and the Shingle Springs Tribe (the “Shingle Springs Notes”). The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”). The Debt Payment was made on August 29, 2013 (the “Payment Date”) and constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million (see note 7, Long-Term Assets Related to Indian Casino Projects – Notes and Interest Receivable). The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

During the third quarter of 2013, Lakes also recognized a gain of $3.8 million on extinguishment of liabilities associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe (see note 13, Contract Acquisition Costs Payable).

As of the Payment Date, $2.4 million of intangible assets related to the development and management agreement with the Shingle Springs Tribe were considered fully impaired and were written down to zero resulting in Lakes recognizing an impairment charge of $2.4 million during the third quarter of 2013. See note 8, Intangible and Other Assets Related to Indian Casino Projects.

4. Rocky Gap

In April 2012, a video lottery operation license (“License”) for the Rocky Gap Lodge & Golf Resort (“Rocky Gap”) was awarded to the Company by the State of Maryland Video Lottery Facility Location Commission. In August 2012, Lakes acquired the assets of Rocky Gap for $6.8 million and simultaneously entered into an operating lease for the underlying land (see note 19, Commitments and Contingencies). The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

After acquiring Rocky Gap, the Company converted the existing convention center space into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature multiple flexible use meeting rooms and is expected to be available for use in mid-November of 2013. The total initial cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost.

The operating results of Rocky Gap are included in the Company’s consolidated statements of operations in the non-Indian casino projects segment from the date of acquisition. Amortization of the License began on the date the gaming facility opened for public play and is being amortized over its 15 year term.

The following unaudited pro forma condensed consolidated financial results of operations for the three and nine months ended September 30, 2012 are presented as if the acquisition had been completed at the beginning of the period. The amounts shown for the three and nine months ended September 29, 2013 are based on actual results for the period:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
		(Pro forma)		(Pro forma)
	(In thousands, except per-share data)
Total net revenues	$15,492	$4,637	$27,345	$12,245
Net earnings (loss) attributable to Lakes Entertainment, Inc.	19,599	(1,041)	19,510	89
Earnings (loss) per share:
Basic	0.74	(0.04)	0.74	0.00
Diluted	0.73	(0.04)	0.73	0.00

Weighted average common shares outstanding:
Basic	26,464	26,441	26,449	26,438
Diluted	26,832	26,441	26,670	26,438

These unaudited pro forma condensed consolidated financial results for the three and nine months ended September 30, 2012 have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the 2012 period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. The following adjustments have been made to the pro forma net earnings (loss) attributable to Lakes and pro forma earnings (loss) per share for the three and nine months ended September 30, 2012 in the table above:

●	Management and service fees paid by Rocky Gap to the previous management company have been excluded as Rocky Gap would not have incurred these costs if owned by Lakes.

●

Ground rent expense incurred by Rocky Gap has been adjusted to reflect the terms of the lease agreement that Lakes and the Maryland Department of Natural Resources (“Maryland DNR”) entered into upon the acquisition of Rocky Gap, as further discussed in note 19, Commitments and Contingencies.

●	Interest expense incurred by Rocky Gap has been excluded as Lakes did not assume the debt of Rocky Gap upon the acquisition of the property.

5.  Short-Term Investments

Short-term investments consist of commercial paper and corporate bonds which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three or nine months ended September 29, 2013. All short-term investments held as of September 29, 2013 have original maturity dates of twelve months or less and are classified as current assets. The Company held no short-term investments as of December 30, 2012. As of September 29, 2013, short-term investments consisted of the following (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Commercial paper	$19,984	$19,987	$3
Corporate bonds	28,976	28,964	(12)
Balances at September 29, 2013	$48,960	$48,951	$(9)

6. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	September 29, 2013	December 30, 2012
Building and site improvements	$21,369	$11,497
Furniture and equipment	11,492	3,228
Construction in process	2,043	2,173
Property and equipment	34,904	16,898
Less accumulated depreciation	(4,972)	(3,619)
Property and equipment, net	$29,932	$13,279

The increase in property and equipment, net primarily relates to the renovation of Rocky Gap (see note 4, Rocky Gap).

7. Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

Notes and interest receivable included in long-term assets related to Indian casino projects as of December 30, 2012 consisted of notes and interest receivable due from the Shingle Springs Tribe pursuant to the Company’s development and management agreement with the Shingle Springs Tribe for the Red Hawk Casino. Under the terms of the development and management agreement, Lakes made advances to the Shingle Springs Tribe of $74.4 million including interest accrued through the opening date of the Red Hawk Casino on December 17, 2008 and had an agreement to manage the property through December 17, 2015.

The notes and related interest receivable were considered paid in full on August 29, 2013, when the Shingle Springs Tribe paid Lakes $57.1 million pursuant to the Debt Termination Agreement. See note 3, Debt Termination Agreement with the Shingle Springs Tribe. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

Until the Payment Date, the Company performed an impairment analysis on the notes receivable at least quarterly. At January 2, 2011, Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment and concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes receivable were impaired. Lakes evaluated the notes receivable from the Shingle Springs Tribe for impairment as of December 30, 2012 and concluded that the notes receivable continued to be impaired.

As part of the impairment analysis, the Company estimated the timing and amount of future repayments on the notes receivable by analyzing actual payments received on the notes receivable compared to scheduled payments required under the contractual terms of the notes receivable. The Company also considered forecasts for future periods which were based on a variety of factors including actual historical performance, changes in competition in the market the property serves, changes in the economic environment in the market the property serves, any regulatory changes, marketing initiatives and property offerings. Estimates of timing and amount of future repayments were then compared to payments required per the contractual terms of the notes receivable to estimate the remaining amounts due on the notes receivable at the end of the contract term with the Shingle Springs Tribe. Prior to entering into the Debt Termination Agreement, the contractual terms of the notes receivable required that all amounts due on the notes receivable were to be repaid during the contract term. Due to improvements in certain of the factors considered in the impairment analysis, including operational results, the estimated amounts due at the end of the contract term decreased as of December 30, 2012 compared to the estimated amounts due at the end of the contract term as of January 2, 2011. Although the estimated amounts due at the end of the contract term decreased, the estimated amounts due remained significant and as a result, the Company determined that a significant change that would cause the impairment on the notes receivable to be remeasured had not occurred as of December 30, 2012.

Information with respect to the notes and interest receivable as of December 30, 2012 is summarized in the following table (in thousands). There were no notes and interest receivable related to Indian casino projects as of September 29, 2013.

December 30, 2012
Notes receivable	$66,720
Interest receivable	2,704
Unearned discount	(12,299)
Allowance for impaired notes receivable	(18,878)
Total notes and interest receivable, net of discount and allowance	$38,247

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

2013
Allowance for impaired notes balance, December 30, 2012	$18,878
Impairment charge on notes receivable	—
Recoveries	(17,816)
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(1,062)
Allowance for impaired notes balance, September 29, 2013	$—

2012
Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(838)
Allowance for impaired notes balance, September 30, 2012	$19,280

8.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets

Intangible assets related to Indian casino projects consisted of costs associated with the acquisition of the development and management agreement with the Shingle Springs Tribe for the Red Hawk Casino which were being amortized through the end of the management contract. In accordance with the Debt Termination Agreement with the Shingle Springs Tribe as discussed in note 3, Debt Termination Agreement with the Shingle Springs Tribe, the management agreement under which Lakes was managing the Red Hawk Casino terminated as of August 29, 2013. Therefore, Lakes will earn no fees from the management of the Red Hawk Casino subsequent to August 29, 2013. As a result, as of the Payment Date, the intangible assets related to the Shingle Springs Tribe were considered fully impaired and were written down to zero.

Information with respect to the intangible assets related to the Shingle Springs Tribe is summarized as follows (in thousands):

Shingle Springs Tribe
Balances, December 30, 2012	$3,127
Amortization	(716)
Impairment losses	(2,411)
Balances, September 29, 2013	$—

Management Fees Receivable and Other

Management fees receivable and other included financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and other receivables of $4.8 million as of December 30, 2012. Per the terms of the Debt Termination Agreement, all earned and unpaid management fees were paid in full on August 29, 2013. Other receivables of approximately $1.0 million from related parties that are directly related to the development and opening of Lakes’ Indian casino projects were determined to be uncollectible and were impaired during the three months ended September 29, 2013. As a result, there were no management fees receivable and other as of September 29, 2013.

9.  Investment in Rock Ohio Ventures, LLC

Lakes has a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012, the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013, and the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At September 29, 2013 and December 30, 2012, Lakes had invested a total of $21.0 million and $20.2 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, no events or changes in circumstances were identified that would require further analysis as to whether the Company’s investment in Rock Ohio has experienced an other-than-temporary impairment as of September 29, 2013 and December 30, 2012.

The fair value of this cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the gaming properties in Ohio in return for a corresponding equity interest in those casinos (see note 19, Commitments and Contingencies).

10.  Investment in Dania Entertainment Holdings, LLC

On May 22, 2013, Dania Entertainment Center, LLC (“DEC”) purchased the Dania Jai Alai property located in Dania Beach, Florida, from Boyd Gaming Corporation, for $65.5 million.

As part of a previous plan to purchase the property, during 2011 Lakes loaned $4.0 million to DEC (the “Loan”) which was written down to zero during the third quarter of 2011 when the acquisition did not close. During 2013, the Loan was exchanged for a 20% ownership interest in Dania Entertainment Holdings, LLC (“DEH”). DEH maintains a 25% ownership interest in DEC resulting in Lakes effectively holding a 5% ownership in DEC, which now owns and operates the Dania Jai Alai property. Lakes will have no operational responsibility of DEC or DEH and will not be required to invest any additional money in either entity.

The Company accounts for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, no value associated with this investment is recorded in the Company’s accompanying consolidated balance sheet as of September 29, 2013. Should Lakes receive any distributions in the form of dividends from its investment in DEH, the distributions will be recorded as income in the Company’s consolidated statement of earnings as of the date of distribution.

The fair value of this investment was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.

11.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National Gaming, Inc. (“Penn National”) that grants Penn National the right to purchase this land. The purchase price for the land is $7.0 million and increases annually by 1%. Pursuant to the agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

Lakes also owns undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.

As of September 29, 2013 and December 30, 2012, these parcels of land are carried at a total of $1.1 million on the accompanying consolidated balance sheets. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of September 29, 2013 and December 31, 2012.

12. Loan Agreements

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of September 29, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Facility”). The Facility is being used to finance a portion of the renovation and new event and conference center construction costs of Rocky Gap. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Facility. Amounts borrowed under the Facility bear interest at 10.5%. The Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Repayment of the loan will be interest-only for the first year, with payments of principal and interest amortized and paid over the subsequent seven years. As of September 29, 2013, $13.4 million had been drawn and was outstanding under the Facility. As of December 30, 2012, no amounts were outstanding under the Facility.

Effective November 1, 2013, Lakes amended the Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest will begin on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Facility, Lakes has the ability to draw the remaining $4.1 million on the Facility through December 31, 2018. Lakes is currently evaluating the impact that the amendment will have on its consolidated financial statements.

13.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin M. Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management agreement, as long as Lakes is the manager of the Red Hawk Casino. The management agreement commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of December 30, 2012, the remaining carrying amount of the liability was $4.6 million, net of a $1.4 million discount. As a result of the August 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes is no longer obligated to make payments under the existing agreements between Lakes and Mr. Kean and Mr. Argovitz, respectively. As a result, Lakes recognized a gain of $3.8 million on extinguishment of these liabilities during the three months ended September 29, 2103.

14. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated retail value of these promotional allowances is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Food and beverage	$67	$—	$87	$—
Rooms	457	—	477	—
Total promotional allowances	$524	$—	$564	$—

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Food and beverage	$67	$—	$87	$—
Rooms	110	—	115	—
Total promotional allowances	$177	$—	$202	$—

15.  Share-Based Compensation

Share-based compensation expense, which includes stock options and restricted stock units, for the three and nine months ended September 29, 2013 and September 30, 2012, respectively, were as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
	(In thousands)
Total cost of share-based payment plans	$113	$94	$396	$296

Stock Options

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were 6,000 and 449,500 options granted during the three and nine months ended September 29, 2013, respectively. There were no options granted during the three and nine months ended September 30, 2012.

The following table summarizes Lakes’ stock option activity during the nine months ended September 29, 2013 and September 30, 2012:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$2.92
Forfeited/cancelled/expired	(103,001)		103,001	3.08
Exercised	(38,548)		—	4.03
Granted	449,500		(449,500)	3.08
Balance at September 29, 2013	1,835,990	1,253,521	529,128	2.94

2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Forfeited/cancelled/expired	(116,600)		1,000	2.88
Balance at September 30, 2012	1,528,039	1,121,818	875,627	2.92

As of September 29, 2013, the options outstanding had a weighted average remaining contractual life of 6.8 years, weighted average exercise price of $2.94 and aggregate intrinsic value of $2.2 million. The options exercisable have a weighted average exercise price of $3.03, a weighted average remaining contractual life of 6.0 years and aggregate intrinsic value of $1.4 million as of September 29, 2013.

There were 38,548 options exercised during the three and nine months ended September 29, 2013 and no options exercised during the three and nine months ended September 30, 2012. The total intrinsic value of options exercised during the three and nine months ended September 29, 2013 was less than $0.1 million. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.6 million as of September 29, 2013, which is expected to be recognized over a weighted-average period of 2.2 years.

Lakes issues new shares of common stock upon the exercise of options.

Restricted Stock Units

There was no restricted stock activity during the nine months ended September 29, 2013. The following table summarizes Lakes’ restricted stock unit activity during the nine months ended September 30, 2012:

Non-Vested Shares:	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Balance at September 30, 2012	—	—

During the nine months ended September 30, 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

16.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,467,885 and 1,614,994 for the three and nine months ended September 29, 2013, respectively, and 1,528,039 and 1,527,661 for the three and nine months ended September 30, 2012, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

17.  Income Taxes

There was no income tax provision for the first nine months of 2013 because the Company released valuation allowance against deferred tax assets available to offset current income. The income tax benefit for the nine months ended September 30, 2012 was $2.2 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. The Company’s effective tax rates were 0% and (227)% for the nine months ended September 29, 2013 and September 30, 2012, respectively. For the nine months ended September 29, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income. For the nine months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% primarily due to state taxes and discrete items recognized.

Lakes has recorded income taxes receivable of $2.2 million for the periods ended September 29, 2013 and December 30, 2012 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

18. Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, notes and interest receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable, contract acquisition costs payable and long-term debt.

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

Balances Measured at Fair Value on a Recurring Basis

The following table shows certain of the Company’s financial instruments measured at fair value on a recurring basis as of September 29, 2013 (in thousands):

	Fair Value	Fair Value Hierarchy
Assets
Commercial paper	$19,987	Level 1
Corporate bonds	28,964	Level 1

Balances Disclosed at Fair Value

The following table shows certain of the Company’s financial instruments disclosed at estimated fair value as of December 30, 2012 (in thousands). There were no such financial instruments as of September 29, 2013.

	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$38,247	$49,920	Level 3
Other assets related to Indian casino projects	4,786	4,011	Level 3

Shingle Springs notes and interest receivable - The significant inputs utilized in the calculation of the estimated fair value of the Shingle Springs notes and interest receivable as of December 30, 2012 included a discount rate and forecasted cash flows for the remaining duration of the management agreement with the Shingle Springs Tribe. Lakes estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of December 30, 2012, to be approximately $49.9 million using a discount rate of 12.8% and a remaining estimated term of 97 months. The discount rate utilized in the estimation of the fair value of the notes and interest receivable was indexed on the actual yield of the Shingle Springs Tribal Gaming Authority Senior Notes (“Senior Notes”) due on June 15, 2015. Lakes believes it was reasonable to utilize the actual yield of the Senior Notes, which were traded on the open market, as a basis in the fair value estimation of the Shingle Springs notes and interest receivable because the Shingle Springs notes receivable and the Senior Notes had similar collateral. Lakes adjusted the actual yield by 2.3% to determine the discount rate because the Shingle Springs notes receivable were subordinated to the Senior Notes. The Shingle Springs notes and interest receivable were repaid during the three months ended September 29, 2013 (see note 3, Debt Termination Agreement with the Shingle Springs Tribe).

Other assets related to Indian casino projects - These assets included financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and other receivables as of December 30, 2012 (see note 8, Intangible and Other Assets Related to Indian Casino Projects). The Company estimated the fair value of these financial instruments to be $4.0 million as of December 30, 2012 using a discount rate of 19.5%.

Investments in unconsolidated investees - The fair value of the Company’s investments in unconsolidated investees was not estimated as of September 29, 2013 or December 30, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investments, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments (see note 9, Investment in Rock Ohio Ventures, LLC and note 10, Investment in Dania Entertainment Holdings, LLC).

Contract acquisition costs payable - The carrying amount of the liability approximates its estimated fair value of $4.6 million as of December 30, 2012. This liability was extinguished during the third quarter of 2013 (see note 13, Contract Acquisition Costs Payable).

19. Commitments and Contingencies

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf.

Future minimum lease payments under the Lease Agreement at September 29, 2013 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$14,025

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of September 29, 2013, Lakes has contributed approximately $21.0 million as required (see note 9, Investment in Rock Ohio Ventures, LLC). Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

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

20.  Related Party Transaction

In March 2013, Lakes transferred to Lyle Berman, Lakes' Chairman of the Board and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a 2012 potential business development opportunity that Lakes decided not to pursue. The note receivable, which originated in 2012, was recorded as other current assets in the Company’s consolidated balance sheet as of December 30, 2012. The Company wrote the note receivable down to $150,000 as of December 30, 2012, resulting in the recognition of an impairment charge of $100,000 in the Company’s consolidated statement of operations during the fourth quarter of 2012.

21.  Segment Information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Rocky Gap segment includes results of operations and assets related to the Rocky Gap Casino Resort near Cumberland, Maryland. The Indian Casino Projects segment includes results of operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe and the Jamul Tribe. The Other segment includes Lakes’ cash and cash equivalents, short-term investments, Lakes corporate overhead and the investment in Rock Ohio Ventures. Costs in Other have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical. Amounts in Eliminations represent the intercompany management fee for Rocky Gap.

	Rocky Gap	Indian Casino Projects	Other	Eliminations	Consolidated

Three months ended September 29, 2013
Net revenue	$14.1	$1.4	$—	$—	$15.5
Management fee revenue – Rocky Gap	—	—	0.4	(0.4)	—
Management fee expense – Rocky Gap	(0.4)	—	—	0.4	—
Impairments and other losses	—	3.4	—	—	3.4
Amortization of intangible assets related to Indian casino projects	—	0.2	—	—	0.2
Depreciation expense	0.7	—	0.1	—	0.8
Earnings (loss) from operations	0.7	19.0	(0.9)	—	18.8
Interest expense	0.3	0.1	—	—	0.4

Three months ended September 30, 2012
Net revenue	$1.7	$1.9	$—	$—	$3.6
Impairments and other losses	0.7	—	1.3	—	2.0
Amortization of intangible assets related to Indian casino projects	—	0.3	—	—	0.3
Depreciation expense	0.2	—	—	—	0.2
Earnings (loss) from operations	(0.9)	1.5	(3.1)		(2.5)

Nine months ended September 29, 2013
Net revenue	$19.5	$7.7	$0.1	$—	$27.3
Management fee revenue – Rocky Gap	—	—	0.5	(0.5)	—
Management fee expense – Rocky Gap	(0.5)	—	—	0.5	—
Impairments and other losses	—	3.4	—	—	3.4
Amortization of intangible assets related to Indian casino projects	—	0.7	—	—	0.7
Depreciation expense	1.3	—	0.2	—	1.5
Earnings (loss) from operations	(4.3)	24.8	(4.9)	—	15.6
Interest expense	0.4	0.5	—	—	0.9

Nine months ended September 30, 2012
Net revenue	$1.7	$6.3	$0.1	$—	$8.1
Impairments and other losses	1.2	1.8	1.3	—	4.3
Amortization of intangible assets related to Indian casino projects	—	0.8	—	—	0.8
Depreciation expense	0.2	—	0.1	—	0.3
Earnings (loss) from operations	(1.8)	3.4	(6.8)		(5.2)

As of September 29, 2013
Total assets	$33.9	$—	$116.4	$—	$150.3
Capital expenditures	18.2	—	—	—	18.2
Investment in unconsolidated investees	—	—	21.0	—	21.0

As of December 30, 2012
Total assets	$11.9	$46.4	$61.4	$—	$119.7
Capital expenditures	8.7	—	—	—	8.7
Investment in unconsolidated investees	—	—	20.2	—	20.2

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of our projects as of September 29, 2013 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012 for $6.8 million. In connection with the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature flexible use meeting rooms and is expected to be available for use in mid-November of 2013. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost. We have a $17.5 million financing facility in place to finance a portion of the gaming facility project and new event and conference center construction costs. We have drawn $13.4 million on this financing facility and we do not currently plan to make further draws.

•

We developed, and had a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (“Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008.

On July 17, 2013, we entered into a debt termination agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe (the “Shingle Springs Notes”) for the development of the Red Hawk Casino (the “Debt Termination Agreement”). The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to us of $57.1 million (the “Debt Payment”). The Debt Payment was made on August 29, 2013 (the “Payment Date”) and constituted full and final payment of all debt owed to us as of that date. As a result of the receipt of the Debt Payment, during the third quarter of 2013, we recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which we were managing the Red Hawk Casino also terminated on the Payment Date.

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio, the Horseshoe Casino Cincinnati in Cincinnati, Ohio, and the Thistledown Racino in North Randall, Ohio. As of September 29, 2013, we have contributed approximately $21.0 million to Rock Ohio Ventures. Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its casino properties in Ohio. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 29, 2013.

Three months ended September 29, 2013 compared to the three months ended September 30, 2012

Net Revenues

Net revenues were $15.5 million for the third quarter of 2013 compared to $3.6 million for the third quarter of 2012. The increase in net revenues for the three months ended September 29, 2013 compared to the three months ended September 30, 2012 was due to additional net revenue of $12.3 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Also included in net revenues were $1.4 million in management fees earned related to the Red Hawk Casino during the third quarter of 2013 compared to $1.9 million earned during the third quarter of 2012. The decrease in management fees earned during the third quarter of 2013 compared to the third quarter of 2012 was due to the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino which resulted in only two months of management fees in the current year third quarter. Lakes’ consolidated statement of operations will not include management fee revenues related to the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $8.2 million for the third quarter of 2013 compared to $0.8 million for the third quarter of 2012 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from the inclusion of gaming-related expenses in the current year quarter. Gaming commenced in May 2013, therefore there were no such expenses in the prior year third quarter. In addition, because Rocky Gap was acquired on August 3, 2012, the prior year third quarter included only a partial quarter of property operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.4 million in the third quarter of 2013 compared to $2.8 million for the third quarter of 2012. Included in these amounts were Lakes corporate selling, general and administrative expenses of $1.3 million and $2.0 million and Rocky Gap selling, general and administrative expenses of $4.1 million and $0.8 million for the third quarters of 2013 and 2012, respectively. For the third quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.6 million (including share-based compensation), marketing and advertising expenses of $1.0 million, building and rent expenses of $0.8 million and professional fees of $0.4 million. For the third quarter of 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.3 million (including share-based compensation), building and rent expenses of $0.3 million and professional fees of $0.7 million.

Recovery of Impairment on Notes Receivable

On July 17, 2013, Lakes entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe. Per the Debt Termination Agreement, the Shingle Springs Tribe paid Lakes $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment and due to the fact that the Shingle Springs Notes had previously been impaired, Lakes recognized $17.4 million in recovery of impairment on notes receivable in the third quarter of 2013.

Gain on Extinguishment of Liabilities

During the third quarter of 2013, Lakes recognized a gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe.

Impairments and Other Losses

Impairments and other losses were $3.4 million in the third quarter of 2013 compared to $2.0 million in the third quarter of 2012. During the third quarter of 2013, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that are directly related to the development and opening of Lakes' Indian casino projects which were determined to be uncollectible during the third quarter of 2013. During the prior year period, Lakes recognized impairment charges of $0.7 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised. In addition, as a result of agreeing to sell the majority of the land owned in Vicksburg, Mississippi during the third quarter of 2012 for an amount less than its recorded book value, Lakes recognized an impairment charge of $1.3 million.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.2 million for the third quarter of 2013 compared to $0.3 million for the third quarter of 2012 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013.

Other Income (Expense), net

Other income (expense), net was $0.8 million for the third quarter of 2013 compared to $1.4 million for the third quarter of 2012, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax provision for the third quarter of 2013 because the Company released valuation allowance against deferred tax assets available to offset current income. The income tax benefit for the third quarter of 2012 was $0.1 million and was primarily due to the third quarter of 2012 income tax benefit. Our effective tax rates were 0% and (8)% for the third quarter of 2013 and 2012, respectively. For the three months ended September 29, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income. For the three months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and discrete items recognized.

Nine months ended September 29, 2013 compared to the nine months ended September 30, 2012

Net Revenues

Net revenues were $27.3 million for the nine months ended September 29, 2013 compared to $8.1 million for the nine months ended September 30, 2012. The increase in net revenues for the nine months ended September 29, 2013 compared to the nine months ended September 30, 2012 was due primarily to additional net revenue of $17.8 million related to the operation of Rocky Gap. Also contributing to the increase in net revenues was an additional $1.4 million in management fees earned related to the Red Hawk Casino during the nine months ended September 29, 2013 compared to the prior year period. Lakes’ consolidated statement of operations will not include management fee revenues related to the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $12.2 million for the nine months ended September 29, 2013 compared to $0.8 million for the nine months ended September 30, 2012 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses was primarily due to the inclusion of gaming-related expenses in the current year period. Gaming commenced in May 2013, therefore there were no such expenses in the prior year period. In addition, because Rocky Gap was acquired on August 3, 2012, the prior year period included property operating expenses beginning on the date of acquisition.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $13.8 million for the nine months ended September 29, 2013 compared to $7.1 million for the nine months ended September 30, 2012. Included in these amounts were Lakes corporate selling, general and administrative expenses of $5.3 million and $5.9 million and Rocky Gap selling, general and administrative expenses of $8.5 million and $1.2 million during the nine months ended 2013 and 2012, respectively. For the nine months ended September 29, 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $6.7 million (including share-based compensation), marketing and advertising expenses of $1.5 million, building and rent expense of $1.7 million and professional fees of $2.2 million. For the nine months ended September 30, 2012, Lakes’ selling, general and administrative expenses consisted primarily of payroll and related expenses of $3.5 million (including share-based compensation), building and rent expenses of $0.4 million, and professional fees of $1.8 million.

Recovery of Impairment on Notes Receivable

On July 17, 2013, Lakes entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe. Per the Debt Termination Agreement, the Shingle Springs Tribe paid Lakes $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment and due to the fact that the Shingle Springs Notes had previously been impaired, Lakes recognized $17.4 million in recovery of impairment on notes receivable for the nine months ended September 29, 2013.

Gain on Extinguishment of Liabilities

During the nine months ended September 29, 2013, Lakes recognized a gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe.

Impairments and Other Losses

Impairments and other losses were $3.4 million for the nine months ended September 29, 2013 compared to $4.3 million for the nine months ended September 30, 2012. During the current year period, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that are directly related to the development and opening of Lakes' Indian casino projects which were determined to be uncollectible for the nine months ended September 29, 2013. During the prior year period, Lakes recognized impairment charges of $1.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairments and other losses for the nine months ended September 30, 2012 were $1.2 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised and an impairment charge of $1.3 million as a result of agreeing to sell the majority of the land owned in Vicksburg, Mississippi during the third quarter of 2012 for an amount less than its recorded book value.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. During the nine months ended September 29, 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project. There were no preopening expenses during the nine months ended September 30, 2012.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.7 million for the nine months ended September 29, 2013 compared to $0.8 million for the nine months ended September 30, 2012 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013.

Other Income (Expense), net

Other income (expense), net was $3.9 million for the nine months ended September 29, 2013 compared to $4.2 million for the nine months ended September 30, 2012, a significant portion of which relates to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax provision for the nine months ended September 29, 2013 because the Company released valuation allowance against deferred tax assets available to offset current income. The income tax benefit for the nine months ended September 30, 2012 was $2.2 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. Our effective tax rates were 0% and (227)% for the nine months ended September 29, 2013 and September 30, 2012, respectively. For the nine months ended September 29, 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income. For the nine months ended September 30, 2012, the effective tax rate differs from the federal tax rate of 35% due to state income taxes and discrete items recognized.

Outlook

Historically, Lakes’ revenues have primarily come from the management of Indian casino properties. As a result of the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes’ subsequent consolidated statement of operations will not include revenues from the management of Indian casino properties. During the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of September 29, 2013, we had $41.9 million in cash and cash equivalents and $49.0 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital and Rocky Gap project cost requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

On July 17, 2013, we entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. Per the terms of the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million on August 29, 2013. This Debt Payment constituted full and final payment of all debt owed to us by the Shingle Springs Tribe. As a result of the receipt of the Debt Payment, during the third quarter of 2013, we recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

During the nine months ended September 29, 2013, our management fee revenues were derived from the management of the Red Hawk Casino. Because our agreement for the management of this casino terminated on August 29, 2013, we will no longer earn fees for the management of the Red Hawk Casino.

On August 3, 2012, we acquired the assets of Rocky Gap for $6.8 million. In connection with the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features 558 VLTs, 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center is being constructed which will be able to accommodate large groups and will feature flexible use meeting rooms and is expected to be available for use in mid-November of 2013. The total cost of the Rocky Gap project is currently expected to be approximately $35.0 million, which includes the initial acquisition cost. We have a $17.5 million financing facility in place to finance a portion of the gaming facility project and new event and conference center construction costs. As of September 29, 2013, $13.4 million had been drawn and was outstanding under this financing facility and we do not currently plan to make further draws. Effective November 1, 2013, we amended our $17.5 million financing facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility will begin on December 1, 2013 and continue for 84 months. We have drawn $13.4 million on the financing facility and although we don’t currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018.

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

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014. As of September 29, 2013, no amounts were outstanding under the Loan Agreement.

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

Short-Term Investments

Short-term investments consist of commercial paper and corporate bonds which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Investment in Unconsolidated Investees

Investments in an entity where the Company owns 20% or less of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method.

The Company has a policy in place to review its investments at least annually, to evaluate the accounting method and carrying value of its investments in unconsolidated investees. The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. Lakes monitors the investments for impairment by considering all information available to the Company including the economic environment of the markets served by the properties; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of the properties’ management; known or expected changes in ownership; and any other known significant factors relating to the businesses underlying the investments. If the Company believes that the carrying value of an investment is in excess of estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

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

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues. These gaming taxes are recorded as a gaming expense in the consolidated statements of operations and totaled approximately $4.9 million and $6.4 million for the three and nine months ended September 29, 2013, respectively.

Long-Term Assets Related to Indian Casino Projects

Due to the August 2013 Debt Termination Agreement, and related Debt Payment and termination of the management agreement between Lakes and the Shingle Springs Tribe, there were no long-term assets related to Indian casino projects as of September 29, 2013. The consolidated balance sheet as of December 30, 2012 included long-term assets related to Indian casino projects of $46.2 million. The amounts are as follows (in thousands):

	December 30, 2012
	Shingle Springs Tribe	Other	Total
Notes and interest receivable, net of discount and allowance for impaired notes receivable	$38,247	$—	$38,247
Intangible assets related to Indian casino projects	3,127	—	3,127
Management fees receivable and other (*)	4,008	778	4,786
	$45,382	$778	$46,160

________

(*)

Primarily includes deferred management fees and interest due from the Shingle Springs Tribe for the management of the Red Hawk Casino of $4.0 million as of December 30, 2012, and notes receivable from related parties of $0.8 million, net of current portion, as of December 30, 2012.

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

Notes receivable for any open casinos are periodically evaluated for impairment pursuant to ASC 310, Receivables (“ASC 310”). Lakes considers a note receivable to be impaired when, based on current information and events, it is determined that Lakes will not be able to collect all amounts due according to the terms of the note receivable agreement. Subsequent to the initial impairment evaluation, we continue to monitor the note receivable for any changes in expected cash flows and recognize those changes in accordance with ASC 310.

Shingle Springs Tribe

We concluded that it was probable that substantial amounts due would not be repaid within the contract term and therefore determined that the notes were impaired as of January 2, 2011. Based on the continued economic pressures in the northern California market and competition in the market the property serves, both of which had negatively impacted cash flows for the property, we determined that the notes continued to be impaired until they were considered repaid upon the receipt of the Debt Payment of $57.1 million, under the Debt Termination Agreement, during the third quarter of 2013.  As of the Payment Date, the Shingle Springs Notes were being carried at $39.7 million. As a result, we recognized approximately $17.4 million in recovery of impairment on notes receivable during the third quarter of 2013. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date.

Jamul Tribe

We entered into an agreement with the Jamul Tribe during 1999 to develop and manage the Jamul Casino Project. We terminated the agreement with the Jamul Tribe in March 2012. We estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of September 29, 2013 and December 30, 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. We made total advances of $1.8 million to the Jamul Tribe during 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, we advanced an additional $1.3 million subsequent to the date of termination.

During the third quarter of 2012, we entered into a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) with Penn National Gaming, Inc. (“Penn National”) and the Jamul Tribe. Pursuant to the Intercreditor Agreement, we modified the terms of our outstanding debt with the Jamul Tribe to reflect that the total debt outstanding, including accrued interest, is $60.0 million, and that interest on such debt will accrue at 4.25% after the opening of a casino to be developed by Penn National on the Jamul Tribe’s trust land. Additionally, our debt will be subordinate to the senior financing until such financing is paid in full, but current interest on the subordinated debt will be paid to us on a quarterly basis when the Penn National casino opens, so long as there is no default under the senior financing agreement. When the senior financing is paid in full, we will receive repayment of outstanding principal and interest.

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

Pursuant to ASC 350, any intangible assets are periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of other assets associated with the Indian casino projects described below, were to exceed the undiscounted cash flow, an impairment charge would be recorded. Such an impairment charge would be measured based on the difference between the fair value and carrying value of the intangible assets. We principally use internal forecasts to estimate the undiscounted future cash flows used in our impairment analyses. These forecasts and fair value assumptions are highly subjective and judgmental and are primarily based on management’s judgment which takes into account the casino industry, known operating results and trends, and the current economic environment that the casino serves to develop an applied discount rate. During periods of economic instability, we may not be able to accurately forecast future cash flows from our Indian casino projects. Therefore, our estimates and assumptions may change, and are reasonably likely to change in future periods. These changes could adversely affect our consolidated statements of operations.

Management Fees Receivable and Other

Management fees receivable and other primarily consist of deferred management fees and related interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of the Red Hawk Casino. See note 8, Intangible and Other Assets Related to Indian Casino Projects, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 30, 2012, previously filed with the SEC, for further discussion.

In addition, we incur certain non-reimbursable costs related to the projects which are expensed as incurred. These costs include salaries, travel and certain legal costs.

Description of Indian Casino Project and Evaluation of Critical Milestones

Shingle Springs Tribe – Red Hawk Casino

On December 17, 2008, the Red Hawk Casino opened to the public. We developed the project and managed the casino from its opening until August 29, 2013. On July 17, 2013, we entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. Per the Debt Termination Agreement, the Shingle Springs Tribe made a payment to us of $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to us as of that date. As of the Payment Date, the Shingle Springs Notes were being carried at $39.7 million. As a result, we recognized approximately $17.4 million in recovery of impairment on notes receivable during the third quarter of 2013. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which we were managing the Red Hawk Casino also terminated as of the Payment Date.

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

During 2009, Lakes became obligated to pay Mr. Argovitz $1.0 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement between Lakes and the Shingle Springs Tribe, as long as Lakes was the manager of the Red Hawk Casino, as a result of Mr. Argovitz’s election under an existing agreement related to this project. Also as a result of this election, Mr. Argovitz was not entitled to obtain a 15% equity interest in the Lakes’ entity that held the rights to the management fees earned by Lakes from the Red Hawk Casino operations.

During 2009, Lakes became obligated to pay to Mr. Kean $1.0 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the management agreement between Lakes and the Shingle Springs Tribe, as long as Lakes was the manager of the Red Hawk Casino, as a result of Mr. Kean’s election under an existing agreement related to this project. Also as a result of this election, Mr. Kean was not entitled to receive consulting fees equal to 15% of the management fees earned by Lakes from the Red Hawk Casino operations.

In connection with the termination of the management agreement with the Shingle Springs Tribe for the management of the Red Hawk Casino as of August 29, 2013, Lakes is no longer managing the Red Hawk Casino and as such, Lakes is not obligated to pay Mr. Kean or Mr. Argovitz after the Payment Date.

See note 13, Contract Acquisition Costs Payable, to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 29, 2013, our investment portfolio included $49.0 million of commercial paper and corporate bonds classified as fixed income securities and cash and cash equivalents of $41.9 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until recovery. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

On August 3, 2012, Lakes acquired Rocky Gap. In connection with this acquisition, management has assessed the effectiveness of Rocky Gap’s internal controls, and has deemed the controls over financial reporting to be effective as of September 29, 2013. There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.  EXHIBITS

Exhibits	Description

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: November 7, 2013