Form 10-K
period 2013-12-29
LAKES ENTERTAINMENT INC
filed 2014-03-14
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 12, 2014, 26,728,402 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $68.2 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Commission within 120 days after the close of the Registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

These risks and uncertainties include, but are not limited to, the need for potential future financing to meet Lakes Entertainment, Inc.’s development needs and expansion goals; the highly competitive industry in which Lakes Entertainment, Inc. operates; possible changes in regulations; risks of entry into new businesses; reliance on Lakes Entertainment, Inc.’s management; and litigation costs. For more information, review Lakes Entertainment, Inc.’s filings with the SEC. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we” or “our”), develops, finances, manages and owns casino properties. We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. Rocky Gap includes a hotel, gaming facility, an event and conference center, spa, four restaurants and the only Jack Nicklaus signature golf course in Maryland. We began managing the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) when it opened to the public on December 17, 2008 and terminated the management agreement on August 29, 2013. We are also involved in other business activities, including the investment in non-Indian casinos in Ohio and Florida. See note 23, Segment Information, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

History

Lakes was formed in 1998 under the name of GCI Lakes, Inc., which was changed to Lakes Gaming, Inc. in August 1998 and to Lakes Entertainment, Inc. in 2002. Lakes is the successor to the Indian gaming business of Grand Casinos, Inc. (“Grand Casinos”) and became a public company through a spin-off transaction in which shares of Lakes’ common stock were distributed to the shareholders of Grand Casinos. Lakes managed various casinos under contracts held by Grand Casinos through 2002. Lakes had a management contract for the Cimarron Casino in Oklahoma from 2006 through May 2010, for the Four Winds Casino Resort in Michigan from August 2007 through June 2011 and for the Red Hawk Casino in California from December 2008 through August 2013. Lakes purchased and began operating Rocky Gap on August 3, 2012.

Rocky Gap Casino Resort

In April 2012, a video lottery operation license for Rocky Gap was awarded to Lakes by the State of Maryland Video Lottery Facility Location Commission. In August 2012, Lakes acquired the assets of Rocky Gap for $6.8 million which included a hotel, spa, convention center, two restaurants and the only Jack Nicklaus signature golf course in Maryland.  In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources (the “Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

After acquiring Rocky Gap, Lakes converted the existing convention center space into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. The AAA Four Diamond Award® winning resort includes a newly constructed event and conference center which is able to accommodate large groups and features flexible use meeting rooms. The event and conference center became available for use during the fourth quarter of 2013. The total cost of the project was approximately $35.0 million, including the initial acquisition cost. Lakes has a financing facility that was used to finance $13.4 million of the project costs. The amount outstanding on this financing facility as of December 29, 2013 was $13.3 million.

Investment in Rock Ohio Ventures, LLC

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public on May 13, 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened on March 4, 2013; the Thistledown Racino in North Randall, Ohio which added approximately 1,100 VLTs in April 2013 to the existing racetrack; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. As of December 29, 2013, Lakes has contributed approximately $21.0 million to Rock Ohio Ventures. Lakes currently plans to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures.

Investment in Dania Entertainment Holdings, LLC

Lakes has an investment in Dania Entertainment Holdings, LLC (“DEH”) that maintains a 25% ownership interest in Dania Entertainment Center, LLC (“DEC”), which owns and operates the Dania Jai Alai property. As part of a previous plan to purchase the property, during 2011 Lakes loaned $4.0 million to DEC which was written down to zero during the third quarter of 2011 when the acquisition did not close. Lakes has no operational responsibility of DEC or DEH and is not required to invest any additional money in either entity. The Dania Jai Alai property added approximately 550 slot machines and 12 poker tables in February 2014 to the existing fronton and was renamed the Dania Casino and Jai Alai.

Indian Casino Business

Development and Management of the Red Hawk Casino

Lakes developed and had a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Tribe in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008.

On July 17, 2013, Lakes entered into a debt termination agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe (the “Shingle Springs Notes”) for the development of the Red Hawk Casino (the “Debt Termination Agreement”). The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”). The Debt Payment was made on August 29, 2013 (the “Payment Date”) and constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

Development and Financing of the Jamul Casino

Lakes entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Lakes terminated the agreement with the Jamul Tribe in March 2012.

Lakes estimated the fair value of its notes receivable from the Jamul Tribe to be zero as of December 30, 2012. As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination. All of the fiscal 2012 advances are included as losses in Lakes’ consolidated statement of operations for the twelve months ended December 30, 2012.

During the third quarter of 2012, Lakes entered into a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) with Penn National Gaming, Inc. (“Penn National”) and the Jamul Tribe. Pursuant to the Intercreditor Agreement, we modified the terms of our outstanding debt with the Jamul Tribe to reflect that the total debt outstanding, including accrued interest, is $60.0 million, and that interest on such debt will accrue at 4.25% after the opening of a casino to be developed by Penn National on the Jamul Tribe’s trust land. Additionally, Lakes’ debt and collateral interest in all revenues from any future casino owned by the Jamul Tribe and in such casino’s furnishings and equipment will be subordinate to the senior financing until such financing is paid in full. Current interest on the subordinated debt will be paid to Lakes on a quarterly basis when the Penn National casino opens, so long as there is no default under the senior financing agreement. When the senior financing is paid in full, Lakes will receive repayment of outstanding principal and interest.

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that grants Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Option Agreement”). The purchase price for the land is $7.1 million and increases annually by 1%. Pursuant to the Option Agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

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

Rocky Gap Casino Resort

VLT operations in Maryland are regulated by the Maryland Lottery and Gaming Control Agency. State legislation restricts the number of licenses the State of Maryland can issue to six. The Allegany County license has been awarded to Rocky Gap. Licenses have been previously granted for Anne Arundel, Cecil and Worcester counties and the locations are currently in operation. A license has been awarded for Baltimore City and the project is currently in the development stage. The State of Maryland recently awarded the remaining license in Prince George’s county. Any additional forms or expansion of commercial gaming in Maryland is prohibited, unless approved by a voter referendum. Rocky Gap will also compete for customers with gaming properties in adjacent states, including Pennsylvania and West Virginia.

Ohio Casino Properties

Competition for the Ohio casinos that Lakes has an investment in currently comes from other Ohio casinos, casinos located in the surrounding states and VLTs at Ohio horse tracks.

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

Neither Lakes nor any subsidiary may own, manage or operate a gaming facility unless it obtains proper licenses, permits and approvals. Generally, an application for a license, permit or approval may be denied for any cause that the Regulatory Authorities deem reasonable. Most Regulatory Authorities also have the right to license, investigate and determine the suitability of any person who has a material relationship with Lakes or any of its subsidiaries, including officers, directors, employees and security holders of Lakes or its subsidiaries. In the event a Regulatory Authority finds a person with such material relationship to Lakes to be unsuitable, Lakes may be sanctioned, and may lose its licenses and approvals. Lakes may be required to repurchase its securities at fair market value from security holders that the Regulatory Authorities deem unsuitable. Lakes’ Articles of Incorporation require security holders to provide the background information requested by Regulatory Authorities and authorize Lakes to redeem securities held by persons whose status as a security holder, in the opinion of the Lakes’ Board of Directors, jeopardizes gaming licenses or approvals of Lakes or its subsidiaries. Once obtained, licenses, permits and approvals must be periodically renewed and generally are not transferable. The Regulatory Authorities may at any time revoke, suspend, condition, limit or restrict a license for a violation of its gaming ordinances.

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

Real Estate Holdings

Lakes owns parcels of undeveloped land in California related to its previous involvement in a potential Indian casino project with the Jamul Tribe and undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. Lakes also owns an office building and related land in Minnesota for its corporate offices. In August 2012, Lakes acquired Rocky Gap in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park and is subject to the Lease Agreement with the Maryland DNR.

Employees

At December 29, 2013, Lakes had 536 employees, of which 400 were full-time employees. The majority of Lakes’ employees are employees of Rocky Gap, and approximately 70% of these employees are covered by a collective bargaining agreement that became effective on November 1, 2013. The collective bargaining agreement expires on November 1, 2019. Lakes believes its relations with employees are satisfactory.

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

Lakes’ management believes this team represents a valuable asset that provides a competitive advantage pursuing casino and other business opportunities.

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

Economic conditions may cause declines in casino gaming activity and other consumer spending which could adversely affect the financial performance of the casino we own and the gaming facilities we have investments in and result in lower revenue and income to us.

Our operating results and performance depend significantly on economic conditions and their impact on consumer spending in the casino we own.  A decline in consumer spending may cause the revenue generated from the casino we own and the gaming facilities we have investments in to be adversely impacted.

Extreme competition exists in the gaming industry.

The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or its expansion, including online gaming. The casinos managed or invested in by us compete with all forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of our competitors have greater financial and other resources than we do which limits our ability to pursue certain opportunities. Further expansion of gaming could also significantly adversely affect our business.

Because our primary source of revenue is generated from the operation of Rocky Gap, our failure to develop new profitable business opportunities will impact our future growth, cash flow and profitability.

A significant source of our revenues in fiscal 2013 was generated from our management agreement relating to the Red Hawk Casino, which terminated in August 2013. Therefore, Lakes will earn no future revenue from the management of the Red Hawk Casino. We have no other current existing agreements with Indian casinos. Currently, our only source of revenue is from the operation of Rocky Gap. If Rocky Gap isn’t profitable, or if we fail to develop new profitable business opportunities, our future growth, cash flow and profitability will be adversely impacted.

Our entry into new businesses may result in future losses.

We may diversify into other businesses. Such businesses involve business risks separate from the risks involved in casino development and these investments may result in future losses to us. These risks include but are not limited to negative cash flow; initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals; market introduction and acceptance of new products and/or services; and obtaining regulatory approvals required to conduct the new businesses. Diversification activities may never successfully add to our future revenues and income and the costs of evaluating potential business opportunities may adversely impact our profitability during the periods they are incurred.

The commencement or completion of any potential casino development projects may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

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

Because our operating results are highly dependent on the timing of any projects under development, delays could cause our results to fluctuate significantly and may adversely affect our profitability, cash flow and financial condition.

Failure of existing or other potential casino projects to successfully compete may have a material adverse effect on our results of operations, cash flow and financial condition.

The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; online gaming; and card rooms. The casinos owned or gaming facilities invested in by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to manage casinos on Indian land. Many of our competitors have more personnel and may have greater financial and other resources than us. Such competition in the gaming industry could adversely affect our ability to attract customers which would adversely affect our operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our casinos to competitors in such jurisdictions.

If we fail to comply with the laws, regulations and ordinances (including tribal and/or local laws) applicable to gaming facilities, we may be unable to operate or develop casino projects.

The ownership, management and operation of gaming facilities are subject to extensive federal, state, tribal and local laws, and regulations and ordinances, which are administered by the relevant regulatory agency or agencies in each jurisdiction. These laws, regulations and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability and character of the owners and managers of gaming operations as well as persons financially interested or involved in gaming operations, and often require such parties to obtain certain licenses, permits and approvals.

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

Defaults, downgrades, widening credit spreads or other events impairing the value of the fixed maturity securities that we invest in could adversely affect us.

At December 29, 2013, we had $49.1 million in short-term investments which are invested in commercial paper and corporate bonds. These short-term investments represented approximately 33% of our total assets. We are subject to the risk that the issuers, guarantors, and/or counterparties of the fixed maturity securities we own may default on principal and/or interest payments they owe us. Our investments in these securities represent an unsecured obligation of the issuer. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy; the company ' s assets, strategy, or management; shifts in the dynamics of the industries in which they compete; their access to additional funding; and the overall health of the credit markets.

Our investments carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our investments. Any credit-related declines in the fair value of any of our investments we believe are not temporary in nature will negatively impact our net income through impairment losses.

In addition to our exposure to the underlying credit strength of various issuers of fixed maturity securities, we are also exposed to credit spreads, primarily related to market pricing and variability of future cash flows associated with credit spreads. A widening of credit spreads could reduce the value of our existing investments and create unrealized losses in our investment portfolio. This could, however, increase the net investment income on new credit investments. Conversely, a tightening of credit spreads could increase the value of our existing portfolio and create unrealized gains on our investment portfolio. This could reduce the net investment income available to us on new credit investments.

The amounts due to us from the Jamul Tribe will likely not be paid until and unless the Jamul Tribe opens a gaming facility on its reservation.

We terminated our agreement with the Jamul Tribe in March 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. As a result of the termination of our agreement with the Jamul Tribe, we determined the fair value of the notes receivable from the Jamul Tribe to be zero. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. We continue to have a subordinated collateral interest in all revenues from any future casino owned by the Jamul Tribe and in such casino’s furnishings and equipment. Although Penn National is pursuing the development of a casino with the Jamul Tribe, we cannot be assured of the repayment of these amounts.

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

The rights that have been and may in the future be granted to our shareholders may allow our Board of Directors and management to deter a potential acquisition of our company.

Our Board of Directors has adopted a shareholder rights plan, or “poison pill” which expires on December 23, 2023.   Under the plan, rights to purchase common stock have been issued to holders of common stock. These rights become exercisable under certain circumstances in which someone acquires 15% or more, subject to certain exceptions, of our outstanding common stock. As a result of the plan, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our Board of Directors and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the Board of Directors or management or to comply with certain bid criteria could add complexity to a proposed takeover.

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

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of our common stock may be significantly affected by many factors, including:

•     obtaining all necessary regulatory approvals for potential casino development projects;

•     litigation surrounding our casino development projects;

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

As of December 29, 2013, we had options outstanding to acquire 1.6 million shares of our common stock, exercisable at prices ranging from $1.89 to $6.43 per share, with a weighted average exercise price of approximately $2.98 per share. As of December 29, 2013, there were 526,878 remaining shares available to grant under the existing stock option plans.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market, including sales of common stock that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 29, 2013, these shares consist of approximately 7.1 million shares beneficially owned by our executive officers and directors.

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

Rocky Gap

In August 2012, Lakes acquired Rocky Gap in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park and is subject to the Lease Agreement with the Maryland DNR.

ITEM 3.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in the discovery stage and Lakes has moved for dismissal of the lawsuit. No hearing on the motion has been set. Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Lakes’ common stock currently trades on the NASDAQ Global Market under the ticker symbol LACO. The high and low sales prices per share of Lakes’ common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year Ended December 29, 2013:
High	$3.33	$3.67	$4.26	$4.27
Low	2.84	2.78	3.52	3.87

Year Ended December 30, 2012:
High	$2.15	$3.06	$2.85	$3.14
Low	1.80	1.80	2.11	2.10

On March 12, 2014, the last reported sale price for the common stock was $5.43 per share. As of March 12, 2014, Lakes had approximately 796 shareholders of record.

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

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 29, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of our projects as of December 29, 2013 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012 for $6.8 million. In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center, which can accommodate large groups and features flexible use meeting rooms, opened during the fourth quarter of 2013. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost. We have a financing facility that was used to finance $13.4 million of the project costs. The amount outstanding on this financing facility as of December 29, 2013 was $13.3 million.

•

We developed and had a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. We began managing the Red Hawk Casino when it opened to the public on December 17, 2008.

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

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park in Florence, Kentucky. As of December 29, 2013, we have contributed approximately $21.0 million to Rock Ohio Ventures. Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in its gaming properties. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

The Horseshoe Casino Cleveland opened in May 2012. The casino features approximately 1,900 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets. The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 118 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces. The Thistledown Racino added approximately 1,100 VLTs to its existing racetrack in April 2013. Turfway Park is a thoroughbred horseracing track located in Florence, Kentucky.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 29, 2013.

Fiscal Year Ended December 29, 2013 (“fiscal 2013”) Compared to Fiscal Year Ended December 30, 2012 (“fiscal 2012”)

Net Revenues

Net revenues were $38.8 million for fiscal 2013 compared to $11.0 million for fiscal 2012. The increase in net revenues for fiscal 2013 compared to fiscal 2012 was due primarily to additional net revenue of $27.8 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Net revenues also included $7.8 million and $7.7 million in management fees earned related to the Red Hawk Casino during fiscal 2013 and fiscal 2012, respectively. Due to entering into the Debt Termination Agreement with the Shingle Springs Tribe, Lakes’ consolidated statement of operations will not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $19.5 million for fiscal 2013 compared to $1.7 million for fiscal 2012 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses was primarily due to the inclusion of gaming-related expenses in the current year period. Gaming commenced in May 2013, therefore there were no such expenses in the prior year period. In addition, because Rocky Gap was acquired on August 3, 2012, the prior year period included only a partial period of operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $19.3 million for fiscal 2013 compared to $10.2 million for fiscal 2012. Included in these amounts were Lakes corporate selling, general and administrative expenses of $6.8 million and $7.8 million during fiscal 2013 and fiscal 2012, respectively, and Rocky Gap selling, general and administrative expenses of $12.5 million and $2.4 million during fiscal 2013 and 2012, respectively. For fiscal 2013, selling, general and administrative expenses included payroll and related expenses of $9.6 million (including share-based compensation), marketing and advertising expenses of $2.0 million, building and rent expense of $2.4 million and professional fees of $2.8 million. For fiscal 2012, selling, general and administrative expenses included payroll and related expenses of $5.0 million (including share-based compensation), building and rent expense of $0.8 million and professional fees of $2.6 million.

Recovery of Impairment on Notes Receivable

On July 17, 2013, Lakes entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe. Per the Debt Termination Agreement, the Shingle Springs Tribe paid Lakes $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment and due to the fact that the Shingle Springs Notes had previously been impaired, Lakes recognized $17.4 million in recovery of impairment on notes receivable for the year ended December 29, 2013.

Gain on Extinguishment of Liabilities

During fiscal 2013, Lakes recognized a gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe.

Impairments and Other Losses

Impairments and other losses were $3.4 million in fiscal 2013 and $4.5 million in fiscal 2012. During the current year period, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible during fiscal 2013. During fiscal 2012, Lakes recognized impairment charges of $1.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairments and other losses for fiscal 2012 were $1.2 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised, and an impairment charge of $1.3 million as a result of selling the majority of the land owned in Vicksburg, Mississippi for an amount less than its recorded book value.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. During fiscal 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project. There were no preopening expenses during fiscal 2012.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.7 million for fiscal 2013 compared to $1.1 million for fiscal 2012 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013.

Other Income (Expense), net

Other income (expense), net was $5.2 million for fiscal 2013 compared to $7.8 million for fiscal 2012. During the current year period, Lakes recognized a $1.7 million gain on the modification of its Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. The prior year period amount included a $2.2 million payment related to the settlement of the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP, which was received in November 2012. A significant portion of the remaining amount of other income, net of expense in both periods relates to non-cash interest income associated with accretion on the notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax provision for fiscal 2013 because the Company released valuation allowance against deferred tax assets available to offset current income. The income tax benefit for fiscal 2012 was $2.5 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. Our effective tax rates for fiscal 2013 and fiscal 2012 were 0% and (325.7)%, respectively. For fiscal 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income. For fiscal 2012, the effective tax rate differs from the federal tax rate of 35% due primarily to a change in the valuation allowance and our ability to carry back taxable losses to recover federal taxes previously paid.

As of December 29, 2013, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the non-recurring nature of current year book income, expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and therefore the valuation allowance against the deferred tax assets continues to be appropriate as of December 29, 2013.

Outlook

Historically, Lakes’ revenues have primarily come from the management of Indian casino properties. As a result of the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes’ subsequent consolidated statement of operations is not currently expected to include revenues from the management of Indian casino properties. During the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of December 29, 2013, we had $37.9 million in cash and cash equivalents and $49.1 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending at the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

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

During fiscal 2013, our management fee revenues were derived from the management of the Red Hawk Casino. Because our agreement for the management of this casino terminated on August 29, 2013, we will no longer earn fees for the management of the Red Hawk Casino.

On August 3, 2012, we acquired the assets of Rocky Gap for $6.8 million. In connection with the closing of the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. We converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013. We also constructed a new event and conference center, which opened during the fourth quarter of 2013. The total cost of the Rocky Gap project, which was substantially complete as of December 29, 2013, was approximately $35.0 million, which included the initial acquisition cost. We have a $17.5 million financing facility that was used to finance a portion of the gaming facility project and new event and conference center construction costs. We have drawn $13.4 million on the financing facility, of which $13.3 million remains outstanding as of December 29, 2013. Although we don’t currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

Room, food and beverage, and other operating revenues and expenses from Rocky Gap are included in operations from the date of the acquisition of the property. Gaming revenues and expenses are included in operations from May 22, 2013, the date that the gaming facility opened for public play.

We have a total investment of $21.0 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio, the Thistledown Racino in North Randall, Ohio and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky, we may be required to invest additional funds of up to $4.1 million in those projects.

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014. As of December 29, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and promotional allowances, short-term investments, long-term assets related to Indian casino projects, investments in unconsolidated investees, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a discussion of all of our significant accounting policies.

Revenue Recognition and Promotional Allowances

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

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper and corporate bonds which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. There were no net unrealized gains or losses as of December 29, 2013. All of our investments carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our investments. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Long-Term Assets Related to Indian Casino Projects

Shingle Springs Tribe

Due to the August 2013 Debt Termination Agreement, and related Debt Payment and termination of the management agreement between Lakes and the Shingle Springs Tribe, there were no long-term assets related to Indian casino projects as of December 29, 2013. As of the Payment Date, the Shingle Springs Notes were being carried at $39.7 million. As a result, we recognized approximately $17.4 million in recovery of impairment on notes receivable during the third quarter of 2013. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date.

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

Jamul Tribe

We entered into an agreement with the Jamul Tribe during 1999 to develop and manage a casino development project for the Jamul Tribe. We terminated the agreement with the Jamul Tribe in March 2012. We estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of December 29, 2013 and December 30, 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. We made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, we advanced an additional $1.3 million subsequent to the date of termination.

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

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that grants Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Option Agreement”). The purchase price for the land is $7.1 million and increases annually by 1%. Pursuant to the Option Agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

Investments in Unconsolidated Investees

Investments in an entity where we own 20% or less of the voting stock of the entity and do not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method.

We have a policy in place to review our investments at least annually, to evaluate the accounting method and carrying value of our investments in unconsolidated investees. Our cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. We monitor the investments for impairment by considering all information available to us including the economic environment of the markets served by the properties; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of the properties’ management; known or expected changes in ownership; and any other known significant factors relating to the businesses underlying the investments. If we believe that the carrying value of an investment is in excess of its estimated fair value, it is our policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

Income Taxes

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

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards including stock options and restricted stock. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

For information related to recently issued accounting pronouncements, see note 2, Summary of Significant Accounting Policies, to the consolidated financial statements in Item 8 of this Annual Report on 10-K.

Seasonality

We believe that the operation of the casino and resort property owned and managed by us is affected by seasonal factors, including holidays, weather and travel conditions.

Regulation and Taxes

The casino we manage and own is subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have an adverse effect on us.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 29, 2013, our investment portfolio included $49.1 million of commercial paper and corporate bonds classified as fixed income securities and cash and cash equivalents of $37.9 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakes Entertainment, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 29, 2013 and December 30, 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 29, 2013 and December 30, 2012, and the consolidated results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 14, 2014

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 29, 2013	December 30, 2012

Assets
Current assets:
Cash and cash equivalents	$37,897	$32,480
Short-term investments	49,099	-
Income taxes receivable	2,155	2,161
Other	1,774	1,255
Total current assets	90,925	35,896
Property and equipment	37,200	16,898
Accumulated depreciation	(5,541)	(3,619)
Property and equipment, net	31,659	13,279

Long-term assets related to Indian casino projects:
Notes and interest receivable, net of current portion and allowance	-	38,247
Intangible assets, net of accumulated amortization of $2.1 million	-	3,127
Management fees receivable and other	-	4,786
Total long-term assets related to Indian casino projects	-	46,160
Other assets:
Investment in unconsolidated investee	20,997	20,161
Gaming license	2,015	2,100
Land held for development	1,130	1,130
Other	535	996
Total other assets	24,677	24,387
Total assets	$147,261	$119,722

Liabilities and shareholders' equity
Current liabilities:
Current portion of contract acquisition costs payable, net of $0.7 million discount	$-	$1,265
Current portion of long-term debt, net of discount	1,251	-
Accounts payable	420	433
Accrued taxes, other than income taxes	462	17
Accrued payroll and related	1,403	737
Other accrued expenses	1,325	1,791
Total current liabilities	4,861	4,243

Long-term contract acquisition costs payable, net of current portion and $0.7 million discount	-	3,302
Long-term debt, net of current portion and discount	10,321	-
Total long-term liabilities	10,321	3,302

Total liabilities	15,182	7,545

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,721 and 26,441 common shares issued and outstanding	267	264
Additional paid-in capital	205,212	203,964
Deficit	(73,400)	(92,051)
Total shareholders' equity	132,079	112,177
Total liabilities and shareholders' equity	$147,261	$119,722

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share data)

	Twelve Months Ended
	December 29, 2013	December 30, 2012
Revenues:
Management fees	$7,762	$7,726
Gaming	22,673	-
Room	4,096	1,383
Food and beverage	3,775	1,281
Other operating	1,526	498
License fees and other	94	64
Gross revenues	39,926	10,952
Less promotional allowances	1,136	-
Net revenues	38,790	10,952

Costs and expenses:
Gaming	13,470	-
Room	863	296
Food and beverage	3,758	955
Other operating	1,420	415
Selling, general and administrative	19,332	10,191
Recovery of impairment on notes receivable	(17,382)	-
Gain on extinguishment of liabilities	(3,752)	-
Impairments and other losses	3,356	4,453
Preopening expenses	1,184	-
Amortization of intangible assets related to Indian casino projects	716	1,056
Loss on disposal of property and equipment	143	-
Depreciation and amortization	2,273	675
Total costs and expenses	25,381	18,041

Earnings (loss) from operations	13,409	(7,089)

Other income (expense):
Interest income	4,803	6,442
Interest expense	(1,244)	(940)
Gain on modification of debt	1,658	-
Legal settlement	-	2,160
Other	25	123
Total other income, net	5,242	7,785

Earnings before income taxes	18,651	696
Income tax benefit	-	(2,464)
Net earnings including noncontrolling interest	18,651	3,160
Net loss attributable to noncontrolling interests	-	61

Net earnings attributable to Lakes Entertainment, Inc.	$18,651	$3,221

Weighted-average common shares outstanding
Basic	26,483	26,438
Dilutive impact of stock options	206	1
Diluted	26,689	26,439
Earnings per share
Basic	$0.70	$0.12
Diluted	$0.70	$0.12

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders' Equity

 (In thousands)

						Total
	Common stock		Additional	Retained	Noncontrolling	shareholders'
	Shares	Amount	paid-in capital	earnings (deficit)	interest	equity

Balances, January 1, 2012	26,406	$264	$203,747	$(95,272)	$350	$109,089
Vesting of restricted stock, net	35	-	(6)	-	-	(6)
Effect of share-based compensation	-	-	386	-	-	386
Net earnings attributable to Lakes Entertainment, Inc.	-	-	-	3,221	-	3,221
Noncontrolling interest	-	-	-	-	77	77
Purchase of noncontrolling interest	-	-	(163)	-	(427)	(590)
Balances, December 30, 2012	26,441	264	203,964	(92,051)	-	112,177
Proceeds from issuance of stock on options exercised	280	3	770	-	-	773
Effect of share-based compensation	-	-	478	-	-	478
Net earnings attributable to Lakes Entertainment, Inc.	-	-	-	18,651	-	18,651
Balances, December 29, 2013	26,721	$267	$205,212	$(73,400)	$-	$132,079

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 29, 2013	December 30, 2012
OPERATING ACTIVITIES:
Net earnings including noncontrolling interest	$18,651	$3,160
Adjustments to reconcile net earnings including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	2,273	675
Amortization of debt issuance costs and imputed interest on contract acquisition costs	621	940
Accretion of interest and additions to long-term interest receivable	(3,782)	(4,087)
Amortization of intangible assets related to Indian casino projects	716	1,056
Share-based compensation	478	386
Loss on disposal of property and equipment	143	-
Gain on modification of debt	(1,658)	-
Gain on extinguishment of liabilities	(3,752)	-
Recovery of impairment on notes receivable	(17,382)	-
Impairments and other losses	3,356	4,453
Changes in operating assets and liabilities:
Management fees receivable	3,983	2,262
Other current assets	(789)	227
Income taxes receivable	6	1,311
Accrued taxes, other than income taxes	445	-
Accounts payable and accrued expenses	221	1,774
Net cash provided by operating activities	3,530	12,157

INVESTING ACTIVITIES:
Acquisition of the Rocky Gap Resort	-	(6,834)
Purchase of short-term investments	(57,398)	-
Sales and maturities of short-term investments	8,253	-
Payments to acquire investment in unconsolidated investee	(836)	(4,455)
Changes in long-term management fees receivable and other	-	267
Purchase of property and equipment	(20,695)	(3,795)
Proceeds from sale of land	-	368
Proceeds from disposal of property and equipment	25	-
Advances on notes receivable	-	(2,069)
Collection on notes receivable	59,253	1,076
Changes in other assets	348	77
Net cash used in investing activities	(11,050)	(15,365)

FINANCING ACTIVITIES:
Repayments of borrowings	(191)	-
Proceeds from borrowings	13,688	-
Purchase of non-controlling interest	-	(590)
Payments for debt issuance costs	-	(418)
Proceeds from issuance of common stock	773	-
Noncontrolling interest member contributions	-	139
Contract acquisition costs payable	(1,333)	(2,000)
Net cash provided by (used in) financing activities	12,937	(2,869)

Net increase (decrease) in cash and cash equivalents	5,417	(6,077)

Cash and cash equivalents - beginning of period	32,480	38,557

Cash and cash equivalents - end of period	$37,897	$32,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$678	$-
Income taxes	-	18
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	477	1,253
Redemption of restricted stock for payment of accrued expenses	$-	$7

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Overview

Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of the Company’s projects as of December 29, 2013 is as follows:

•

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which it acquired on August 3, 2012 for $6.8 million. In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. Lakes converted existing convention center space at Rocky Gap into a gaming facility which opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center, which can accommodate large groups and features flexible use meeting rooms, opened during the fourth quarter of 2013. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost. Lakes has a financing facility that was used to finance $13.4 million of the project costs. The amount outstanding on this financing facility as of December 29, 2013 was $13.3 million.

•

Lakes developed and had a seven-year contract to manage the Red Hawk Casino that was built on the Rancheria of the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) in El Dorado County, California, adjacent to U.S. Highway 50, approximately 30 miles east of Sacramento, California. Lakes began managing the Red Hawk Casino when it opened to the public on December 17, 2008.

On July 17, 2013, Lakes entered into a debt termination agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe (the “Shingle Springs Notes”) for the development of the Red Hawk Casino (the “Debt Termination Agreement”). The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”). The Debt Payment was made on August 29, 2013 (the “Payment Date”) and constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

•

Lakes has an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park located in Florence, Kentucky. As of December 29, 2013, Lakes has contributed approximately $21.0 million to Rock Ohio Ventures. Lakes currently maintains a 10% interest in Rock Ohio Ventures’ 80% ownership in these properties. Lakes currently plans to contribute additional capital as needed to maintain its equity position in Rock Ohio Ventures.

The Horseshoe Casino Cleveland opened in May 2012. The casino features approximately 1,900 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets. The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 118 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces. The Thistledown Racino added approximately 1,100 VLTs to its existing racetrack in April 2013. Turfway Park is a thoroughbred horseracing track located in Florence, Kentucky.

Significant Customers

Fees earned for services related to the management of the Red Hawk Casino in fiscal 2013 and 2012 were in excess of ten percent of consolidated net revenues in the accompanying consolidated statements of operations.

Collective Bargaining Agreement

At December 29, 2013, Lakes had 536 employees, of which 400 were full-time employees. The majority of Lakes’ employees are employees of Rocky Gap, and approximately 70% of these employees are covered by a collective bargaining agreement that became effective on November 1, 2013. The collective bargaining agreement expires on November 1, 2019.

2.  Summary of Significant Accounting Policies

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosures at the date of the financial statements and the reported amounts of net earnings during the reporting periods. Actual results could differ from those estimates. Significant estimates that are particularly susceptible to change materially within the next year relate to fair value measurements, income tax liabilities and deferred income tax asset valuation allowances.

Year End

The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of operations ended on December 29, 2013 (“fiscal 2013”) and December 30, 2012 (“fiscal 2012”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lakes and its subsidiaries.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 10, Investment in Rock Ohio Ventures, LLC and note 11, Investment in Dania Entertainment Holdings, LLC.

Acquisition Accounting

On August 3, 2012, Lakes acquired the assets of Rocky Gap for $6.8 million paid with cash on hand. Lakes completed its valuation procedures during fiscal 2012, and the resulting fair value of the acquired assets and assumed liabilities was recorded based upon the valuation of the business enterprise and Rocky Gap's tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and assumed liabilities. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The calculation of the fair value of the tangible assets, including the building, site improvements, and furniture, fixtures and equipment, utilized the cost approach, which was based on replacement cost of the assets.

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

The application of the acquisition method of accounting guidance had the following effects on Lakes’ consolidated financial statements:

●

Lakes measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired of $7.0 million and the fair value of the liabilities assumed of $0.2 million in the Company’s consolidated balance sheet as of August 3, 2012. In total, the assets of Rocky Gap acquired represented approximately 6% of the Company’s consolidated total assets as of December 30, 2012.

●

Lakes has reported the operating results of Rocky Gap in its consolidated statements of operations and cash flows for the period from August 3, 2012 through December 30, 2012. During this period, Lakes recorded $3.2 million in revenue and $(0.8) million in net loss from Rocky Gap’s operations.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with original maturities of three months or less. Although these balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institution holding such deposit.

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper and corporate bonds which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. There were no net unrealized gains or losses as of December 29, 2013. All of the Company’s investments carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company’s investments. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements (years)	5	-	40
Furniture and equipment (years)	3	-	15

Long-Term Assets Related to Indian Casino Projects

Lakes had $46.2 million of long-term assets related to Indian casino projects recorded on its consolidated balance sheet as of December 30, 2012. Due to the August 2013 Debt Termination Agreement, and related Debt Payment and termination of the management agreement between Lakes and the Shingle Springs Tribe, there were no long-term assets related to Indian casino projects as of December 29, 2013.

Notes Receivable

When evaluating opportunities for potential Indian-owned casino development projects, Lakes has formal procedures that it follows before entering into agreements to provide financial support for the development of these projects. Lakes determines whether there is probable future economic benefit prior to recording any asset related to the Indian casino project. Lakes’ management initially evaluates several factors involving critical milestones that affect the probability of developing and operating a casino. Lakes had no development projects with Indian tribes as of December 29, 2013.

Lakes accounted for its notes receivable from the tribes as in-substance structured notes. Under their terms, the notes did not become due and payable unless the projects were completed and operational, and distributable profits were available from their operations. However, in the event its development activity was terminated prior to completion, Lakes generally retained the right to collect in the event of completion by another developer. Because the stated rate of the notes receivable alone were not commensurate with the risk inherent in these projects (at least prior to commencement of operations), the estimated fair value of the notes receivable was generally less than the amount advanced. At the date of each advance, the difference between the estimated fair value of the note receivable and the actual amount advanced was recorded as an intangible asset, and the two assets were accounted for separately.

Subsequent to its initial recording at estimated fair value, the note receivable portion of the advance was adjusted to its current estimated fair value at each balance sheet date until the casino opens using then current assumptions including casino opening dates, typical market discount rates, pre- and post-opening date interest rates, probabilities of the projects opening and financial models prepared by management. The notes receivable were not adjusted to a fair value estimate that exceeded the face value of the note plus accrued interest, if any. Due to uncertainties surrounding the projects, no interest income was recognized during the development period, but changes in estimated fair value of the notes receivable still held as of the balance sheet date were recorded as unrealized gains or losses in Lakes’ consolidated statement of operations.

Upon opening of the casino, any difference between the then estimated fair value of the notes receivable and the amount contractually due under the notes was amortized into income using the effective interest method over the remaining term of the note. Notes receivable were stated at the amount of unpaid principal and were net of unearned discount and, if applicable, an allowance for impaired notes receivable.

Lakes monitored the credit quality of notes receivable through reviews of the casino’s financial position, operating results and projected operating results that were available to Lakes in its capacity as manager of the casino. In addition, Lakes continuously monitored the economic, political, regulatory and competitive conditions that could have adversely impacted casinos’ projected operating results.

Historically, notes receivable for open casinos were periodically evaluated for impairment pursuant to Accounting Standards Codification (“ASC”) 310, Receivables (“ASC 310”). Lakes considered a note receivable to be impaired when, based on current information and events, it was determined that Lakes would not be able to collect all amounts due according to the terms of the note receivable agreement. Subsequent to the initial impairment evaluation, Lakes continued to monitor the note receivable for any changes in expected cash flows and recognized those changes in accordance with ASC 310. Impairment was measured based on the present value of expected future cash flows discounted at the note receivable’s effective interest rate. Interest income for impaired notes receivable were accrued on the net carrying amount of the impaired note receivable under the effective interest method with significant changes to expected cash flows reflected in the impairment charge on notes receivable.

Any allowance for impaired notes receivable was established through a charge to expense. Any note receivable principal considered to be uncollectible by management was charged against the allowance for impaired notes receivable.

Lakes classified principal amounts expected to be received within the next fiscal year, if any, as current portion of notes receivable from casino projects on the consolidated balance sheets.

Intangible Assets Related to Indian Casino Projects

Historically, intangible assets related to the acquisition of the management, development, consulting or financing contracts were periodically evaluated for impairment based on the estimated cash flows from the respective contract on an undiscounted basis. In the event the carrying value of the intangible assets, in combination with the carrying value of other assets associated with the Indian casino projects described below, exceeded the undiscounted cash flow, an impairment charge was recorded. Such an impairment charge was measured based on the difference between the fair value and carrying value of the assets. Lakes amortized the intangible assets related to the acquisition of the management, development, consulting or financing contracts under the straight-line method over the lives of the contracts commencing when the related casino opened. In addition to the intangible asset associated with the cash advances to tribes described above, these assets included actual costs incurred to acquire Lakes’ interest in the projects from third parties.

Management Fees Receivable and Other

Other assets have historically included deferred management fees and interest due from the Shingle Springs Tribe and amounts due from related parties that are directly related to the development and opening of Lakes’ Indian casino projects.

Investments in Unconsolidated Investees

Investments in an entity where the Company owns 20% or less of the voting stock of the entity and does not exercise significant influence over operating and financial policies of the entity are accounted for using the cost method.

The Company has a policy in place to review its investments at least annually, to evaluate the accounting method and carrying value of its investments in unconsolidated investees. The Company's cost method investments are evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investments. Lakes monitors the investments for impairment by considering all information available to the Company including the economic environment of the markets served by the properties; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of the properties’ management; known or expected changes in ownership; and any other known significant factors relating to the businesses underlying the investments. If the Company believes that the carrying value of an investment is in excess of its estimated fair value, it is the Company’s policy to record an impairment charge to adjust the carrying value to the estimated fair value, if the impairment is considered other-than-temporary.

Gaming License

The Company’s gaming license represents the right to conduct gaming in the State of Maryland. This intangible asset is subject to amortization as it has a definite life of 15 years. Amortization of the gaming license began on the date the gaming facility opened for public play, which was May 22, 2013. Lakes evaluates this intangible asset for impairment on at least a quarterly basis.

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

Rewards Club Program

Lakes has established a Rewards Club promotional program at Rocky Gap to encourage repeat business from frequent customers and patrons. Members earn points based on gaming activity and amounts spent on the purchase of rooms, food, beverage and resort activities. Such points can be redeemed for complimentary slot play and free goods and services at Rocky Gap’s hotel, restaurants, spa and golf course. Lakes records points redeemed for complimentary slot play as a reduction to gaming revenue and points redeemed for free goods and services as promotional allowances. The Rewards Club point accrual is included in current liabilities on Lakes’ consolidated balance sheet.

Revenue Recognition and Promotional Allowances

Revenue from the management, development, financing of and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement. Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from guests and remitted to governmental authorities are presented on a net basis. Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No material amounts were deemed uncollectible during fiscal 2013 and fiscal 2012.

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

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and VLTs in operation during the year. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes were $10.7 million for the twelve months ended December 29, 2013. There were no gaming taxes for the twelve months ended December 30, 2012.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense, which is included in general and administrative expenses, was $2.0 million and $0.1 million for fiscal 2013 and fiscal 2012, respectively.

Share-Based Compensation Expense

Lakes has various share-based compensation programs, which provide for equity awards including stock options and restricted stock. Lakes uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of Lakes’ stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See note 16, Share-Based Compensation, for additional discussion.

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

3. Rocky Gap Casino Resort

Background

In April 2012, a video lottery operation license (“Gaming License”) for the Rocky Gap Lodge & Golf Resort was awarded to the Company by the State of Maryland Video Lottery Facility Location Commission (the “Commission”). In August 2012, Lakes acquired the assets of Rocky Gap for $6.8 million and simultaneously entered into an operating lease for the underlying land (see note 21, Commitments and Contingencies). The AAA Four Diamond Award® winning resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland.

After acquiring Rocky Gap, the Company converted the existing convention center space into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 10 table games, three poker tables, a casino bar and a new lobby food and beverage outlet. A new event and conference center, which can accommodate large groups and features multiple flexible use meeting rooms opened during the fourth quarter of 2013. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

Total assets related to Rocky Gap were approximately $34.4 million and $12.0 million as of December 29, 2013 and December 30, 2012, respectively, which consisted primarily of property, equipment, construction in process, intangible assets related to the acquisition of Rocky Gap, and the Gaming License. Included in impairments and other losses during fiscal 2012 was $1.2 million related to costs associated with initial development plans for Rocky Gap which were subsequently revised.

Application of the Acquisition Method of Accounting

The acquisition of Rocky Gap was accounted for under the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. Under the acquisition method of accounting, the total purchase price is allocated to the net tangible and intangible assets of Rocky Gap acquired in connection with the acquisition, based on their estimated fair values. The allocation of the purchase price to the assets acquired and liabilities assumed is as follows (in thousands):

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

Advance bookings – Advance bookings are reservations that represent future cash flows the Company will enjoy when the guest visits Rocky Gap. These reservations have been “pre-sold” as of the acquisition date of August 3, 2012 and would not require future sales or marketing expenses to be incurred.

Memberships – Memberships provide access to the golf course and related amenities in exchange for the payment of dues. The portion of Rocky Gap’s income attributed to the possession of such membership contracts forms the basis of the intangible value.

Amortization expense related to the advance bookings and memberships intangible assets for the twelve months ended December 29, 2013 was less than $0.1 million and was approximately $0.2 million for the period from August 3, 2012 through December 30, 2012.

Gaming License

Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play, and is being amortized over its 15 year term. Amortization expense related to the Gaming License was $0.1 million and zero for the twelve months ended December 29, 2013 and December 30, 2012, respectively.

Information with respect to the Gaming License is as follows (in thousands):

	December 29, 2013	December 30, 2012
Original cost	$2,100	$2,100
Accumulated amortization	(85)	—
	$2,015	$2,100

The estimated future amortization expense related to the Gaming License for the next five years and thereafter is as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter

Estimated amortization expense	$140	$140	$140	$140	$140	$1,315

Unaudited Pro Forma Condensed Consolidated Financial Information

The following unaudited pro forma condensed consolidated financial results of operations for the fiscal year ended December 30, 2012 are presented as if the acquisition had been completed at the beginning of the period. The amounts shown for the year ended December 29, 2013 are based on actual results for the period:

	Years Ended
	December 29, 2013	December 30, 2012
		(Pro forma)
	(In thousands, except per-share data)
Total net revenues	$38,790	$15,078
Net earnings attributable to Lakes Entertainment, Inc.	18,651	2,062

Earnings per share:
Basic	0.70	0.08
Diluted	0.70	0.08

Weighted average common shares outstanding:
Basic	26,483	26,438
Diluted	26,689	26,439

The unaudited pro forma condensed consolidated financial results for the year ended December 30, 2012 have been prepared for illustrative purposes only and do not purport to be indicative of the results of operations that actually would have resulted had the acquisition occurred on the first day of the 2012 period presented, or of future results of the consolidated entities. The unaudited pro forma condensed consolidated financial information does not reflect any operating efficiencies and cost savings that may be realized from the integration of the acquisition. The following adjustments have been made to the pro forma net earnings attributable to Lakes and pro forma earnings per share for the year ended December 30, 2012 in the table above:

●	Management and service fees paid by Rocky Gap to the previous management company have been excluded as Rocky Gap would not have incurred these costs if owned by Lakes.

●

Ground rent expense incurred by Rocky Gap has been adjusted to reflect the terms of the lease agreement that Lakes and the Maryland DNR entered into upon the acquisition of Rocky Gap, as further discussed in note 21, Commitments and Contingencies.

●	Interest expense incurred by Rocky Gap has been excluded as Lakes did not assume the debt of Rocky Gap upon the acquisition of the property.

4.  Debt Termination Agreement with the Shingle Springs Tribe

On July 17, 2013, Lakes entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe under the development and management agreement for the Red Hawk Casino between Lakes and the Shingle Springs Tribe. The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million. The Debt Payment was made on August 29, 2013 and constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million (see note 8, Long-Term Assets Related to Indian Casino Projects – Notes and Interest Receivable). The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

During the third quarter of 2013, Lakes also recognized a gain of $3.8 million on extinguishment of liabilities associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe (see note 14, Contract Acquisition Costs Payable).

As of the Payment Date, $2.4 million of intangible assets related to the development and management agreement with the Shingle Springs Tribe were considered fully impaired and were written down to zero resulting in Lakes recognizing an impairment charge of $2.4 million during the third quarter of 2013. See note 9, Intangible and Other Assets Related to Indian Casino Projects.

5. Termination of Jamul Development Agreement

Lakes entered into an agreement with the Jamul Tribe during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Lakes terminated the agreement with the Jamul Tribe in March 2012.

Lakes estimated the fair value of the notes receivable from the Jamul Tribe to be zero as of December 29, 2013 and December 30, 2012. As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination. All of the fiscal 2012 advances are included as impairment charges in Lakes’ consolidated statement of operations for the twelve months ended December 30, 2012.

During the third quarter of 2012, Lakes entered into a Subordination and Intercreditor Agreement (“Intercreditor Agreement”) with Penn National Gaming, Inc. (“Penn National”) and the Jamul Tribe. Pursuant to the Intercreditor Agreement, Lakes modified the terms of its outstanding debt with the Jamul Tribe to reflect that the total debt outstanding, including accrued interest, is $60.0 million, and that interest on such debt will accrue at 4.25% after the opening of a casino to be developed by Penn National on the Jamul Tribe’s trust land. Additionally, Lakes’ debt will be subordinate to the senior financing until such financing is paid in full, but current interest on the subordinated debt will be paid to Lakes on a quarterly basis when the Penn National casino opens, so long as there is no default under the senior financing agreement. When the senior financing is paid in full, Lakes will receive repayment of outstanding principal and interest.

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that grants Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Option Agreement”). The purchase price for the land is $7.1 million and increases annually by 1%. Pursuant to the Option Agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

6.  Short-Term Investments

Short-term investments consist of commercial paper and corporate bonds which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. There were no net unrealized gains or losses as of December 29, 2013. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the year ended December 29, 2013. All short-term investments held as of December 29, 2013 have original maturity dates of twelve months or less and are classified as current assets. The Company held no short-term investments as of December 30, 2012. As of December 29, 2013, short-term investments consisted of the following (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Commercial paper	$21,986	$21,993	$7
Corporate bonds	27,113	27,106	(7)
Balances at December 29, 2013	$49,099	$49,099	$—

7. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 29, 2013	December 30, 2012
Building and site improvements	$24,611	$11,497
Furniture and equipment	12,370	3,228
Construction in process	219	2,173
	37,200	16,898
Less accumulated depreciation	(5,541)	(3,619)
	$31,659	$13,279

8.   Long-Term Assets Related to Indian Casino Projects — Notes and Interest Receivable

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

The notes and related interest receivable were considered paid in full on August 29, 2013, when the Shingle Springs Tribe paid Lakes $57.1 million pursuant to the Debt Termination Agreement. See note 4, Debt Termination Agreement with the Shingle Springs Tribe. As a result of the receipt of the Debt Payment, during the third quarter of 2013, Lakes recognized approximately $17.4 million in recovery of impairment on notes receivable because the Shingle Springs Notes had previously been impaired and were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date.

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

Information with respect to the notes and interest receivable is summarized in the following table (in thousands). There were no notes and interest receivable related to Indian casino projects as of December 29, 2013.

December 30, 2012
Transition loan	$66,720
Minimum guarantee payment advances	—
Interest receivable	2,704
Unearned discount	(12,299)
Allowance for impaired notes receivable	(18,878)
Total notes and interest receivable, net of discount and allowance	$38,247

A summary of the activity in the allowance for impaired notes receivable is as follows (in thousands):

Allowance for impaired notes balance, January 1, 2012	$20,118
Impairment charge on notes receivable	—
Recoveries	—
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(1,240)
Allowance for impaired notes balance, December 30, 2012	18,878
Impairment charge on notes receivable	—
Recoveries	(17,816)
Charge-offs	—
Accretion of impairment charge on notes receivable included in interest income	(1,062)
Allowance for impaired notes balance, December 29, 2013	$—

9.  Intangible and Other Assets Related to Indian Casino Projects

Intangible Assets

Intangible assets related to Indian casino projects consisted of costs associated with the acquisition of the management, development, consulting, or financing contracts related to tribal gaming projects and were periodically evaluated for impairment after they were initially recorded.

Information with respect to the intangible assets by project is summarized as follows (in thousands):

	Shingle Springs Tribe (*)	Jamul Tribe (**)	Total
Balance, January 1, 2012	$4,184	$—	$4,184
Allocation of advances	—	1,766	1,766
Amortization	(1,057)	—	(1,057)
Impairment losses	—	(1,766)	(1,766)
Balance, December 30, 2012	3,127	—	3,127
Allocation of advances	—	—	—
Amortization	(716)	—	(716)
Impairment losses	(2,411)	(—)	(2,411)
Balance, December 29, 2013	$—	$—	$—

____________

(*)

The intangible assets related to the Shingle Springs Tribe were being amortized through the end of the management contract. In accordance with the Debt Termination Agreement with the Shingle Springs Tribe as discussed in note 3, Debt Termination Agreement with the Shingle Springs Tribe, the management agreement under which Lakes was managing the Red Hawk Casino terminated as of August 29, 2013. Therefore, Lakes will earn no fees from the management of the Red Hawk Casino subsequent to August 29, 2013. As a result, as of the Payment Date, the intangible assets related to the Shingle Springs Tribe were considered fully impaired and were written down to zero.

(**)	Lakes terminated the agreement with the Jamul Tribe in March 2012, and therefore recognized an impairment charge of $1.8 million in fiscal 2012 related to this project. The impairment losses are included in impairments and other losses in the consolidated statements of operations for fiscal 2012.

Management Fees Receivable and Other

Management fees receivable and other included financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and other receivables of $4.8 million as of December 30, 2012. During the third quarter of 2013, all earned and unpaid management fees were paid in full. Other receivables of approximately $1.0 million from related parties that are directly related to the development and opening of Lakes’ Indian casino projects were determined to be uncollectible and were impaired during the third quarter of 2013. As a result, there were no management fees receivable and other as of December 29, 2013.

10.  Investment in Rock Ohio Ventures, LLC

Lakes has a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) a privately-held company, that owns 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added approximately 1,100 VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At December 29, 2013 and December 30, 2012, Lakes had invested a total of $21.0 million and $20.2 million, respectively, in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, no events or changes in circumstances were identified that would require further analysis as to whether the Company’s investment in Rock Ohio has experienced an other-than-temporary impairment as of December 29, 2013 and December 30, 2012.

The fair value of the cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the properties it owns in return for a corresponding equity interest in those properties (see note 21, Commitments and Contingencies).

11.  Investment in Dania Entertainment Holdings, LLC

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

The Company accounts for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, no value associated with this investment is recorded in the Company’s accompanying consolidated balance sheet as of December 29, 2013. Should Lakes receive any distributions in the form of dividends from its investment in DEH, the distributions will be recorded as income in the Company’s consolidated statement of earnings as of the date of distribution.

The fair value of this investment was considered impracticable to estimate without incurring excessive costs relative to the materiality of the investment.

12. Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Tribe near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that grants Penn National the right to purchase this land. The purchase price for the land is $7.1 million and increases annually by 1%. Pursuant to the Option Agreement, annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

Lakes also owns undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma.

As of December 29, 2013 and December 30, 2012, these parcels of land are carried at a total of $1.1 million on the accompanying consolidated balance sheets. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of December 29, 2013 and December 30, 2012.

13.  Debt

Loan Agreement

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of December 29, 2013 and December 30, 2012, no amounts were outstanding under the Loan Agreement.

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance Rocky Gap project costs. Approximately $13.4 million was drawn on the Financing Facility. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Financing Facility. The Financing Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of December 29, 2013, $13.3 million of principal was outstanding under the Financing Facility. As of December 30, 2012, no amounts had been drawn and no amounts were outstanding under the Financing Facility.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount includes $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. See note 20, Financial Instruments and Fair Value Instruments, for further discussion regarding the recorded value of the Financing Facility.

Summary of Outstanding Debt

Long-term debt, net of current maturities, is comprised of the following as of December 29, 2013 (in thousands). No debt was outstanding as of December 30, 2012.

Financing Facility	$13,315
Capital lease obligations	182
Total debt	13,497
Less: current maturities	(1,744)
Less: unamortized debt discount, net of current portion	(1,432)
Long-term debt, net of current maturities and discount	$10,321

Future Principal Payments on Long-Term Debt

The aggregate principal payments due on long-term debt as of December 29, 2013 over the next five years and thereafter, are as follows (in thousands):

Fiscal years ending:
2014	$1,744
2015	1,778
2016	1,813
2017	1,918
2018	2,028
Thereafter	4,216
$13,497

14.  Contract Acquisition Costs Payable

During 2009, the Company became obligated to pay Mr. Jerry Argovitz and Mr. Kevin Kean each $1 million per year (prorated based on a 365 day year) during the remainder of the seven-year initial term of the Red Hawk Casino management agreement, as long as Lakes was the manager of the Red Hawk Casino. The management agreement commenced in December 2008. These obligations resulted from Mr. Argovitz’s and Mr. Kean’s elections under existing agreements with Lakes to relinquish their respective other rights related to the Red Hawk Casino project. As of December 30, 2012, the remaining carrying amount of the liability was $4.6 million, net of a $1.4 million discount. As a result of the August 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes is no longer obligated to make payments under the existing agreements between Lakes and Mr. Kean and Mr. Argovitz, respectively. As a result, Lakes recognized a gain of $3.8 million on extinguishment of these liabilities during the third quarter of 2013.

15. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. The estimated retail value of these promotional allowances is as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012
Food and beverage	$131	$—
Rooms	1,005	—
Total promotional allowances	$1,136	$—

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012
Food and beverage	$131	$—
Rooms	242	—
Total promotional allowances	$373	$—

16.  Share-Based Compensation

Overview

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

Lakes also has a 1998 Stock Option and Compensation Plan. There were 27,000 stock options outstanding under this plan as of December 29, 2013. No additional options will be granted under this plan.

Consolidated share-based compensation expense, which includes stock options and restricted stock units, was $0.5 million and $0.4 million for fiscal 2013 and fiscal 2012, respectively.

For fiscal 2013 and fiscal 2012, no income tax benefit was recognized in Lakes’ consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options

The following table summarizes stock option activity for fiscal 2013 and fiscal 2012:

	Number of Common Shares
	Options Outstandinge	Exercisable	Available for Grant	Weighted-Average Exercise Price
2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$2.92
Exercised	(280,466)		—	2.76
Forfeited/cancelled/expired	(106,751)		106,751	3.12
Granted	455,500		(455,500)	3.09
Balance at December 29, 2013	1,596,322	1,171,520	526,878	2.98
2012
Balance at January 1, 2012	1,644,639	1,155,347	874,627	$2.92
Restricted stock unit activity, net	—		—	—
Forfeited/cancelled/expired	(116,600)		1,000	2.88
Granted	—		—	—
Balance at December 30, 2012	1,528,039	1,298,809	875,627	2.92

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

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 29, 2013. Management believes historical data is reasonably representative of future exercise behavior.

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

The following assumptions were used to estimate the fair value of stock options granted during fiscal 2013. No stock options were granted during fiscal 2012.

Expected dividend yield		–
Risk-free interest rate	1.96	–	2.70%
Expected term (in years)		10
Expected volatility	39.32	–	43.78%

As of December 29, 2013, the options outstanding had a weighted-average remaining contractual life of 6.7 years, weighted-average exercise price of $2.98 and an aggregate intrinsic value of $1.6 million. The options exercisable have a weighted-average exercise price of $2.94, a weighted-average remaining contractual life of 5.8 years and an aggregate intrinsic value of $1.3 million as of December 29, 2013. The total intrinsic value of stock options exercised during fiscal 2013 was $0.4 million. No stock options were exercised during fiscal 2012.

As of December 29, 2013, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.5 million, which is expected to be recognized over a weighted-average period of 2.1 years. The weighted-average grant-date fair value of stock options granted during fiscal 2013 was $1.73 per share.

Lakes issues new shares of common stock upon exercise of options.

Restricted Stock Units

There was no restricted stock activity during the year ended December 29, 2013. The following table summarizes Lakes’ restricted stock unit activity for fiscal 2012:

	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
2012
Balance at January 1, 2012	38,337	$3.25
Vested	(38,337)	3.25
Forfeited	—	3.25
Balance at December 30, 2012	—	3.25

During fiscal 2012, 35,257 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

17.  Earnings per Share

For all periods, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,389,511 for the year ended December 29, 2013 and 1,527,620 for the year ended December 30, 2012, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

18.  Income Taxes

The provision (benefit) for income taxes for fiscal 2013 and fiscal 2012 consist of the following (in thousands):

	For the Fiscal Year Ended
	2013	2012
Current:
Federal	$—	$(2,482)
State	—	18
	—	(2,464)
Deferred:
Federal	—	—
State	—	—
	—	—
Total:	$—	$(2,464)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings before income taxes for fiscal 2013 and fiscal 2012 are summarized as follows:

	For the Fiscal Year Ended
	2013	2012
Statutory federal tax rate	35.0%	35.0%
State income taxes, net of federal income taxes	—	1.6
Change in valuation allowance	(35.3)	(373.8)
Permanent tax differences	0.3	5.5
Other, net	—	6.0
	—%	(325.7)%

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	December 29, 2013	December 30, 2012
Current deferred tax asset:
Accruals and reserves	$448	$273
Valuation allowances	(448)	(273)
	$—	$—
Non-current deferred taxes:
Development costs	$3,848	$3,863
Deferred interest on notes receivable	1,121	6,995
Unrealized losses on notes receivable	—	(9,360)
Allowance for impaired notes receivable	—	7,082
Stock compensation expense	1,367	1,518
Amortization and impairment of intangible assets	58	8,646
Alternative minimum tax credit carryforward	919	919
Net operating loss carryforwards	30,594	23,008
Investment in unconsolidated investee	(3,172)	(1,939)
Other	(699)	130
Valuation allowances	(34,036)	(40,862)
	$—	$—

As of December 29, 2013, Lakes has evaluated all available positive and negative evidence related to its ability to utilize its deferred tax assets. Lakes considered the non-recurring nature of current year book income, expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and therefore the valuation allowance against the deferred tax assets continues to be appropriate as of December 29, 2013.

As of December 29, 2013, Lakes had approximately $72.3 million of federal net operating loss carryforwards, which will begin to expire in 2022, and approximately $96.5 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

Lakes files a consolidated U.S. federal income tax return, as well as income tax returns in various states. The U.S. federal income tax returns for the years 2009 – 2012 and state income tax returns in various states for the years 2009 – 2012 remain subject to examination. The Company is currently under IRS audit for the 2009-2011 tax years and is under audit by the State of California for the 2010 tax year. No adjustments have been made as a result of these audits. However, there is no assurance that the taxing authorities will not propose adjustments that are different from the Company’s expected outcome and that may impact the provision for income taxes.

19.  Employee Retirement Plan

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.1 million during each fiscal 2013 and fiscal 2012. Company contributions are vested over five years.

20. Financial Instruments and Fair Value Measurements

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, notes receivable and other long-term assets related to Indian casino projects, cost method investments, accounts payable, contract acquisition costs payable and long-term debt.

For the Company’s cash and cash equivalents, accounts payable and current portion of contract acquisition costs payable, the carrying amounts approximate fair value because of the short duration of these financial instruments.

Balances Measured at Fair Value on a Nonrecurring Basis

During fiscal 2013 and 2012, Lakes measured certain of the Company’s assets and liabilities at fair value on a nonrecurring basis.

Financing Facility - Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. As a result of this amendment, it was determined that the original and new debt instruments were substantially different, and therefore the new debt instrument was recorded at its fair value of $11.4 million using Level 3 inputs. The fair value was determined using a discount rate of 10.5% and a term of 84 months. See note 13, Debt, for further discussion regarding the modification of the terms of the Financing Facility.

Land held for sale – During fiscal 2012, land held for sale was measured on a nonrecurring basis at less than $0.1 million using unobservable (Level 3) inputs that utilized the market approach technique and reflected management’s estimates about the assumptions that market participants would use in pricing the asset. Significant inputs included recent transactions of comparable properties as well as consideration of its highest and best use.

Property and equipment related to the acquisition of Rocky Gap – Property and equipment acquired in connection with the Company’s acquisition of the Rocky Gap Resort during the third quarter of 2012 were measured using unobservable (Level 3) inputs at a fair value of $6.2 million. The fair value of the building, site improvements, and furniture, fixtures and equipment were calculated using the cost approach. The cost approach computes the cost to replace the asset, less accrued depreciation resulting from physical deterioration, functional obsolescence and external obsolescence. The cost estimates for these assets were based on the guidelines provided by Marshall Valuation Services and Hotel Cost Estimating Guide 2012 published by HVS. See note 3, Rocky Gap Casino Resort, for further discussion regarding the acquisition of Rocky Gap’s property and equipment.

Intangible assets related to the acquisition of Rocky Gap – The identified intangible assets acquired in connection with the Company’s acquisition of Rocky Gap during the third quarter of 2012 were measured using unobservable (Level 3) inputs at a fair value of $0.6 million. The fair value of the advance bookings was calculated using the excess earnings approach which is an application of the income approach and computes the present value of cash flows attributable to the associated future income stream. Significant inputs included advance revenue, related operating expense, sales and marketing expense avoided and a discount rate. The fair value of the memberships was calculated using the income approach with significant inputs including estimated attrition rate, revenue growth rate, and discount rate. See note 3, Rocky Gap Casino Resort, for further discussion regarding the acquisition of Rocky Gap’s intangible assets.

Balances Measured at Fair Value on a Recurring Basis

The following table shows certain of the Company’s financial instruments measured at fair value on a recurring basis as of December 29, 2013 (in thousands). There were no such financial instruments as of December 30, 2012.

	Fair Value	Fair Value Hierarchy
Assets
Commercial paper	$21,993	Level 1
Corporate bonds	27,106	Level 1

Balances Disclosed at Fair Value

The following table shows certain of the Company’s financial instruments disclosed at estimated fair value as of December 30, 2012 (in thousands). There were no such financial instruments as of December 29, 2013.

	Carrying Value, net of Current Portion	Estimated Fair Value	Fair Value Hierarchy
Assets
Shingle Springs notes and interest receivable	$38,247	$49,920	Level 3
Other assets related to Indian casino projects	4,786	4,011	Level 3

Shingle Springs notes and interest receivable - The significant inputs utilized in the calculation of the estimated fair value of the Shingle Springs notes and interest receivable as of December 30, 2012 included a discount rate and forecasted cash flows for the remaining duration of the management agreement with the Shingle Springs Tribe. Lakes estimated the fair value of the notes and interest receivable from the Shingle Springs Tribe as of December 30, 2012, to be approximately $49.9 million using a discount rate of 12.8% and a remaining estimated term of 97 months. The discount rate utilized in the estimation of the fair value of the notes and interest receivable was indexed on the actual yield of the Shingle Springs Tribal Gaming Authority Senior Notes (“Senior Notes”) due on June 15, 2015. Lakes believes it was reasonable to utilize the actual yield of the Senior Notes, which were traded on the open market, as a basis in the fair value estimation of the Shingle Springs notes and interest receivable because the Shingle Springs notes receivable and the Senior Notes had similar collateral. Lakes adjusted the actual yield by 2.3% to determine the discount rate because the Shingle Springs notes receivable were subordinated to the Senior Notes. The Shingle Springs notes and interest receivable were repaid during the third quarter of 2013 (see note 4, Debt Termination Agreement with the Shingle Springs Tribe).

Other assets related to Indian casino projects - These assets included financial instruments related to deferred management fees and interest due from the Shingle Springs Tribe and other receivables as of December 30, 2012 (see note 9, Intangible and Other Assets Related to Indian Casino Projects). The Company estimated the fair value of these financial instruments to be $4.0 million as of December 30, 2012 using a discount rate of 19.5%.

Investment in unconsolidated investees - The fair value of the Company’s investment in unconsolidated investees was not estimated as of December 29, 2013 or December 30, 2012, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investments, and Lakes’ management determined that it was not practicable to estimate the fair value of the investments (see note 10, Investment in Rock Ohio Ventures, LLC and note 11, Investment in Dania Entertainment Holdings, LLC).

Contract acquisition costs payable - The carrying amount of the liability approximated its estimated fair value of $4.6 million as of December 30, 2012. This liability was extinguished during the third quarter of 2013 (see note 14, Contract Acquisition Costs Payable).

21.  Commitments and Contingencies

Operating Lease with the Maryland Department of Natural Resources Related to Rocky Gap

In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the Lease Agreement was $0.4 million and $0.1 million for fiscal 2013 and fiscal 2012, respectively.

Future minimum lease payments under the Lease Agreement at December 29, 2013 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter

Minimum lease payment	$425	$425	$425	$425	$425	$14,025

Rock Ohio Ventures, LLC

Lakes’ has a 10% ownership in Rock Ohio Ventures and as of December 29, 2013, Lakes has contributed approximately $21.0 million as required (see note 10, Investment in Rock Ohio Ventures, LLC). Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

Employment Agreements

Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to two years of base salary and two years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within three years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, or due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for three years. The agreements provide for a base salary, bonus, stock options and other customary benefits.

Quest Media Group, LLC Litigation

In May 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus casino projects to Penn, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in the discovery stage and Lakes has moved for dismissal of the lawsuit. No hearing on the motion has been set. Lakes believes the suit to be without merit and intends to vigorously defend itself in this lawsuit.

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

22.  Related Party Transactions

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

During 2009, Mr. Kean elected to receive $1 million per year (prorated based on a 365 day year) as long as Lakes was managing the Red Hawk Casino during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Kean was not entitled to receive consulting fees equal to 15% of the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Kean were a cost of acquiring contract rights and were therefore recorded as an intangible asset (see note 9, Intangible and Other Assets Related to Indian Casino Projects), which were amortized through the end of the management agreement for the Red Hawk Casino which terminated on August 29, 2013. As of December 30, 2012, this obligation, which terminated with the termination of the management agreement, was included in contract acquisition costs payable (see note 14, Contract Acquisition Costs Payable).

Lakes had previously made loans to Mr. Kean, of which $1.3 million were included in other assets in the accompanying consolidated balance sheet as of December 30, 2012. Mr. Kean agreed that 50% of the amounts payable to him under the agreement with Lakes be applied toward repayment of his indebtedness to Lakes. Approximately $0.3 million was applied to Mr. Kean’s indebtedness to Lakes during fiscal 2013. The remaining balance of $1.0 million was determined to be uncollectible and was impaired during fiscal 2013 and is included in impairments and other losses in the consolidated statement of operations for the period ended December 29, 2013.

During 2009, Mr. Argovitz elected to receive $1 million per year (prorated based on a 365 day year) as long as Lakes was managing the Red Hawk Casino during the remainder of the seven-year initial term of the management agreement with the Shingle Springs Tribe related to the Red Hawk Casino under the terms of his agreement with the Company. As a result of this election, Mr. Argovitz was not entitled to obtain a 15% equity interest in the Company’s entity that held the rights to the management fees earned by the Company from the Red Hawk Casino operations. The payments to Mr. Argovitz were a cost of acquiring contract rights and therefore recorded as an intangible asset (see note 9, Intangible and Other Assets Related to Indian Casino Projects), which were amortized through the end of the management agreement for the Red Hawk Casino which terminated on August 29, 2013. As of December 30, 2012, this obligation, which terminated with the termination of the management agreement, was included in contract acquisition costs payable (see note 14, Contract Acquisition Costs Payable).

As of December 30, 2012, the remaining carrying amount of the liability was $4.6 million, net of a $1.4 million discount. As a result of the August 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes was no longer obligated to make payments under the existing agreements between Lakes and Mr. Kean and Mr. Argovitz, respectively. As a result, Lakes recognized a gain of $3.8 million on extinguishment of these liabilities during the third quarter of 2013.

Transfer of Secured Note

In March 2013, Lakes transferred to Lyle Berman, Lakes' Chairman of the Board and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a fiscal 2012 potential business development opportunity that Lakes decided not to pursue. The $250,000 note receivable, which originated in fiscal 2012, was adjusted to $150,000 and recorded as other current assets in the Company’s consolidated balance sheet as of December 30, 2012, resulting in the recognition of an impairment charge of $100,000 in the Company’s consolidated statement of operations during the fourth quarter of 2012.

23.  Segment Information

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

		Indian
	Rocky	Casino
	Gap	Projects	Other	Eliminations	Consolidated
Fiscal 2013
Net revenue	$30.9	$7.8	$0.8	$(0.7)	$38.8
Management fee revenue – Rocky Gap	—	—	0.7	(0.7)	—
Management fee expense – Rocky Gap	(0.7)	—	—	0.7	—
Impairments and other losses	—	3.4	—	—	3.4
Amortization of intangible assets related to Indian casino projects	—	0.7	—	—	0.7
Depreciation and amortization expense	2.1	—	0.2	—	2.3
Earnings (loss) from operations	(5.2)	24.5	(5.9)	—	13.4
Interest expense	0.7	0.5	—	—	1.2
Gain on modification of debt	1.7	—	—	—	1.7
Total assets	34.4	—	112.9	—	147.3
Capital expenditures	20.6	—	0.1	—	20.7
Investment in unconsolidated investee	—	—	21.0	—	21.0

Fiscal 2012
Net revenue	$3.2	$7.7	$0.1	$—	$11.0
Impairments and other losses	1.2	1.8	1.5	—	4.5
Amortization of intangible assets related to Indian casino projects	—	1.1	—	—	1.1
Depreciation and amortization expense	0.5	—	0.2	—	0.7
Earnings (loss) from operations	(2.7)	4.4	(8.8)	—	(7.1)
Interest expense	—	0.9	—	—	0.9
Total assets	12.0	46.7	61.0	—	119.7
Capital expenditures	8.7	—	—	—	8.7
Investment in unconsolidated investee	—	—	20.2	—	20.2

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 29, 2013, our internal control over financial reporting is effective based on these criteria.

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

Changes in Internal Controls over Financial Reporting

On August 3, 2012, Lakes acquired Rocky Gap. In connection with this acquisition, management has assessed the effectiveness of Rocky Gap’s internal controls, and has deemed the controls over financial reporting to be effective as of December 29, 2013. There have been no other changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended December 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The other information required by this Item 10 is incorporated herein by reference to the discussions under the sections captioned “Proposal for Election of Directors”, “Executive Compensation — Executive Officers of Lakes Entertainment”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance — Corporate Governance Committee of the Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference to the discussions under the sections captioned “Executive Compensation” and “Director Compensation” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference to the discussion under the section captioned “Voting Securities and Principal Holders Thereof” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders.

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

The following table provides certain information as of December 29, 2013 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
1998 Employee Plan	27,000	$6.43	-
2007 Plan	1,569,322	$2.92	526,878
Total	1,596,322	$2.98	526,878

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is incorporated herein by reference to the discussion under the sections captioned “Certain Relationships and Related Transactions”, “Corporate Governance — Board of Directors” and “Corporate Governance — Audit Committee of the Board of Directors” to be included in the Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference to the discussion under the subsections captioned “Independent Registered Public Accounting Firm — Audit and Non-Audit Fees” and “Independent Registered Public Accounting Firm — Pre-Approval of Audit and Non-Audit Services” to be included in Lakes’ definitive Proxy Statement to be filed with the Securities and Exchange Commission for its Annual Meeting of Shareholders.

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

4.1

Rights Agreement dated December 12, 2013 by and between Lakes Entertainment, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A, filed on December 12, 2013)

10.1

Management Agreement between the Shingle Springs Band of Miwok Indians and Kean Argovitz Resorts — Shingle Springs, LLC, dated as of the 11th day of June, 1999. (Incorporated herein by reference to Exhibit 10.72 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2000.)

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

10.16

Security Agreement by and between the Pawnee Trading Post Gaming Corporation, a wholly-owned subsidiary of the Pawnee Tribal Development Corporation, and Lakes Pawnee Consulting, LLC, a Minnesota limited liability company, dated January 12, 2005. (Incorporated herein by reference to Exhibit 10.90 to Lakes’ Report on Form 10-K for the fiscal year ended January 2, 2005.)

10.17

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

10.29

Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.30	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*

10.31

Joint Venture Agreement dated April 29, 2008 between Lakes Ohio Development, LLC and Myohionow.com, LLC (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 5, 2008).

10.32

Line of Credit Loan Agreement dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.33

Secured Line of Credit Promissory Note dated October 28, 2008 between Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.34

Mortgage, Security Agreement and Absolute Assignment of Leases and Rents dated October 28, 2008 in favor of Lakes Entertainment, Inc. and First State Bank (Incorporated by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.35

Unconditional Guarantee dated October 28, 2008, by Lyle Berman in favor of First State Bank (Incorporated by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on November 3, 2008).

10.36

First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.37

First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.38

Joint Funding Arrangement and Development Option for Gaming Facilities in Ohio dated October 28, 2009 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.39

Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.40

Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)

10.41

First Amendment to Agreement dated April 6, 2010 by and between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 9, 2010)

10.42

Termination Agreement dated July 13, 2010 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 15, 2010)

10.43

Change in Terms Agreement dated October 28, 2010 between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Report on Form 10-Q filed with the Commission on November 10, 2010)

10.44

Convertible Promissory Note dated August 23, 2011 between Dania Entertainment Center, LLC and Lakes Florida Development, LLC and Development Services and Management Agreement dated August 23, 2011 by and among Dania Entertainment Center, LLC and Lakes Florida Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 26, 2011)

10.45

Limited Liability Company Agreement for Evitts Resort, LLC dated September 22, 2011 between Lakes Maryland Development, LLC and Addy Entertainment, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.46

Development Services and Management Agreement dated September 22, 2011 by and among Evitts Resort, LLC and Lakes Maryland Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.47

First Amended and Restated Operating Agreement of Rock Ohio Ventures, LLC by and between Rock Ohio Ventures I, LLC, Rock Ohio Ventures II, LLC and Lakes Ohio Development effective as of January 28, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 24, 2011)

10.48

Pre-Development, Development and Financing Arrangement Agreement by and between the Jamul Indian Village and Lakes Jamul Development, LLC, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.49

Option Agreement and Escrow Instructions by and between Lakes Kean Argovitz Resorts – California, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.50

Amended and Restated Security Agreement by and between Lakes Jamul Development, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.51

Unit Repurchase, Release and Settlement Agreement by and between Evitts Resort, LLC and Addy Entertainment, LLC, dated May 10, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 16, 2012)

10.52

Asset Purchase Agreement by and between Evitts Resort, LLC and Maryland Economic Development Corporation, dated August 3, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.53

Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.54

Payment in Lieu of Taxes Agreement by and between Evitts Resort, LLC and the Board of Commissioners of Allegany County, dated April 12, 2012. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.55

Second Change in Terms Agreement by and between Lakes Entertainment, Inc. and Centennial Bank f/k/a First State Bank dated October 28, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 1, 2012)

10.56

Secured Construction Loan Agreement entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.57

Leasehold Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.58

Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.59

Unconditional Guaranty into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.60

Secured Construction Promissory Note entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.61

Subordination and Intercreditor Agreement by and between Lakes Jamul Development, LLC., Penn National Gaming, Inc. and Jamul Indian Village, dated August 29, 2012. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 11, 2013)

10.62

Option Agreement by and between Lakes Kean Argovitz Resorts – California, LLC and Penn National Gaming, Inc., dated September 14, 2012. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 11, 2013)

10.63

Amended and Restated Operating Agreement of Dania Entertainment Holdings, LLC, dated February 22, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on May 29, 2013)

10.64

Debt Termination Agreement by and between Lakes Entertainment, Inc., Lakes KAR – Shingle Springs, LLC, the Shingle Springs Band of Miwok Indians and the Shingle Springs Tribal Gaming Authority dated July 17, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.65

Change in Terms Agreement by and between Evitts Resort, LLC, Lakes Entertainment, Inc., and Centennial Bank dated November 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2013)

10.66

Employment Agreement by and between Lakes Entertainment, Inc. and Lyle Berman, dated November 6, 2013. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 8, 2013)*

10.67

Employment Agreement by and between Lakes Entertainment, Inc. and Timothy J. Cope, dated November 6, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 8, 2013)*

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm dated March 14, 2014.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101

The following financial information from Lakes Entertainment Inc.’s annual report on Form 10-K for the period ended December 29, 2013, filed with the SEC on March 14, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012,  (ii) the Consolidated Statements of Operations for the years ended December 29, 2013 and December 30, 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 29, 2013 and December 30, 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 29, 2013 and December 30, 2012, and (v) Notes to Consolidated Financial Statements.**

__________

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
Name: Lyle Berman
Title: Chairman of the Board and
Chief Executive Officer

Dated as of March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 14, 2014.

Name	Title

/s/ Lyle Berman	Chairman of the Board and Chief Executive Officer
Lyle Berman	(Principal Executive Officer)

/s/ Timothy J. Cope	President, Chief Financial Officer and Director
Timothy J. Cope	(Principal Financial and Accounting Officer)

/s/ Ray Moberg	Director
Ray Moberg

/s/ Neil I. Sell	Director
Neil I. Sell

/s/ Larry C. Barenbaum	Director
Larry C. Barenbaum