Form 10-K/A
period 2013-12-29
LAKES ENTERTAINMENT INC
filed 2014-04-25
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☑          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

Or

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File No. 024993

LAKES ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Minnesota	411913991
(State or other jurisdiction of incorporation or organization)	(I.R.S., Employer Identification No.)

130 Cheshire Lane, Suite 101, Minnetonka, Minnesota 55305
(Address ofprincipal executive offices)

(952) 4499092
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a wellknown seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐     Nonaccelerated filer ☐     Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Act). Yes ☐ No ☑

As of March 12, 2014, 26,728,402 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 28, 2013 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of such date was $68.2 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note: We are filing this Amendment No. 1 on Form 10K/A to our Annual Report on Form 10K for the fiscal year ended December 29, 2013 (the “Report”) for the purpose of including information that was to be incorporated by reference from our definitive proxy statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934. Because we will not file our definitive proxy statement within 120 days of our fiscal year ended December 29, 2013, we are amending and restating in its entirety Part III and supplementing Part IV, Item 15 of the Report. Other than the amendment described above, this Form 10K/A does not modify or update the disclosures in the Report in any way. Accordingly, this Form 10K/A should be read in conjunction with the Report and with our filings with the SEC subsequent to the Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS

Our Board of Directors currently consists of five directors. The biographies of each of the nominees below contains information each director has given us regarding the person’s service as a director, business experience and director positions held currently or at any time during the last five years.

Name and Age of Director	Principal Occupation, Business Experience For Past Five Years and Directorships of Public Companies	Director Since
Lyle Berman Age 72

Chairman of the Board and Chief Executive Officer of Lakes Entertainment, Inc. since June 1998 and Chairman of the Board of Directors of Grand Casinos, Inc. (the predecessor to Lakes) from October 1991 through December 1998. Mr. Berman has also served as the Executive Chairman of the Board of WPT Enterprises, Inc. (now known as Emerald Oil, Inc.) from its inception in February 2002 until July 2013. Mr. Berman was also Chairman of the Board of PokerTek, Inc. from January 2005 until October 2011 and he remains on the Board. Mr. Berman also served as Chief Executive Officer of Rainforest Café, Inc. from February 1993 until December 2000.

		1998

Timothy J. Cope Age 62

President of Lakes Entertainment, Inc. since May 2003 and Chief Financial Officer, Treasurer, and a director of Lakes Entertainment since June 1998. Mr. Cope served as a director of WPT Enterprises, Inc. (now known as Emerald Oil, Inc.) from March 2002 through May 2009. Mr. Cope served as Secretary of Lakes Entertainment, Inc. from June 1998 through December 2007. Mr. Cope served as an Executive Vice President of Lakes Entertainment, Inc. from June 1998 until May 2003. Mr. Cope held the positions of Executive Vice President, Chief Financial Officer and Director of Grand Casinos, Inc. from 1993 through 1998.

		1998

Neil I. Sell Age 72	Director of Lakes Entertainment, Inc. since June 1998 and director of Grand Casinos, Inc. from October 1991 through December 1998. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm of Maslon Edelman Borman & Brand, LLP.	1998

Ray M. Moberg Age 65	Director of Lakes Entertainment, Inc. since December 2003. Mr. Moberg retired from Ernst & Young in 2003 after serving for 33 years, including as managing partner of its Reno office from 1987 until his retirement. Mr. Moberg also served as a director of WPT Enterprises, Inc. (now known as Emerald Oil, Inc.) until April 2010.	2003

Larry C. Barenbaum Age 67	Director of Lakes Entertainment, Inc. since February 2006. Mr. Barenbaum served as Chief Executive Officer of Christopher & Banks Corporation, a publicly held national specialty retailer of women’s apparel, from January 2011 until February 2012. Mr. Barenbaum served on the Christopher & Banks Corporation Board from March 1992 until February 2012. Since November 1991, Mr. Barenbaum has been engaged in investment activities and has provided consulting services to various companies in the specialty retail and services industry.	2006

EXECUTIVE OFFICERS

The table below lists the executive officers of the Company as of December 29, 2013:

Name	Age	Position(s) with Lakes Entertainment
Lyle Berman	72	See section titled “Directors” above.
Timothy J. Cope	62	See section titled “Directors” above.

CORPORATE GOVERNANCE

Audit Committee of the Board of Directors

The Board of Directors has established a threemember Audit Committee that consists of Larry C. Barenbaum, Neil I. Sell and Ray M. Moberg, who is the chairperson of the Audit Committee. The Audit Committee operates under an amended and restated written charter adopted by the Board of Directors on April 11, 2011. The primary functions of the Audit Committee are (i) to serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) to review and appraise the audit efforts of our independent auditors, and (iii) to provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors. The charter also requires that the Audit Committee (or designated members of the Audit Committee) review and preapprove the performance of all audit and nonaudit accounting services to be performed by our independent registered public accounting firm (auditors), other than certain de minimus exceptions permitted by Section 202 of the SarbanesOxley Act of 2002.

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Moberg, is an “Audit Committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation SK promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the Audit Committee is an “independent director,” as such termis defined in the NASDAQ Stock Market’s listing standards, referred to as Nasdaq listing standards. The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

CODE OF CONDUCT

The Company has adopted a code of ethics that applies to Lakes’ employees, including its principal executive officer and principal financial officer. The Company’s Code of Business Conduct and Ethics is available on our website at www.lakesentertainment.com/investors/governance.

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

Based solely on the Section 16(a) forms furnished to us, we believe that all officers, directors and greater than ten percent shareholders met all applicable filing requirements under Section 16(a) during fiscal 2013.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Elements of Compensation

For the fiscal year ended December 29, 2013, referred to as fiscal 2013, the principal components of compensation for our only two named executive officers, Lyle Berman (Chief Executive Officer), and Timothy J. Cope (President) (“Named Executive Officers”), included base salary, annual incentive bonus compensation and long term equity incentives.

Base Salary. The base salaries of Lyle Berman and Timothy J. Cope were established in their respective employment agreements. Their base salaries were not increased in fiscal 2013. We use base salary to recognize the experience, skills, knowledge and responsibilities required of our Named Executive Officers in their roles. The Compensation Committee reviews each Named Executive Officer’s salary and makes adjustments, as appropriate. The Compensation Committee also considers a number of factors including market data taken from the public filings of public companies in the gaming industry, internal review of the executive’s compensation (both individually and relative to other executives), level of the executive’s responsibility, and individual performance of the executive. Consistent with fiscal 2012 base salaries, the base salaries of the Named Executive Officers continued to be the largest portion of the Name Executive Officers’ compensation in fiscal 2013.

We and the Compensation Committee believed that the base salaries of the Named Executive Officers for fiscal 2013 were at acceptable market rates.

Annual Incentive Cash Bonus. Annual incentive cash bonuses are intended to reward individual and Company performance during the year. The annual incentive cash bonuses range is 0% — 80% of the Named Executive Officer’s base salary. The bonuses are determined on a discretionary basis by the Compensation Committee based on the performance of the Company and the Named Executive Officer for the completed fiscal year. The annual incentive cash bonus awards made to Named Executive Officers in March 2014 for performance in fiscal 2013 are reflected in the Summary Compensation Table. The Compensation Committee approved these discretionary annual incentive cash bonuses due to achievement of strategic fiscal 2013 corporate goals. The annual incentive bonus program is reviewed annually by the Compensation Committee to determine whether it is achieving its intended purpose. We and the Compensation Committee believe it achieved its purpose in fiscal 2013.

LongTerm Equity Incentive. The Company traditionally uses stock options and restricted stock units to motivate our Named Executive Officers to increase longterm shareholder value. The Compensation Committee will consider providing other forms of equitybased compensation awards to Named Executive Officers under the 2007 Stock Option and Compensation Plan, referred to as the 2007 Plan, which may be subject to performance goals, rather than just in the form of stock option grants. Grants of equitybased awards to Named Executive Officers under the 2007 Plan are made from time to time at regularly scheduled meetings of the Compensation Committee in line with our past practices. In fiscal 2009, and in addition to the grant of stock options, the Compensation Committee granted restricted stock units to Named Executive Officers, which became fully vested in fiscal 2012. Awards may not necessarily be made each year if the Compensation Committee decides that the Company’s strategic and financial performance does not merit awards or the Compensation Committee believes that the Named Executive Officer has received a sufficient amount of equitybased awards. In anticipation of the expected future requirements under the DoddFrank Act, the option grants since October 2010 include a recoupment or “claw back” provision.

Personal Benefits and Perquisites. Mr. Berman and Mr. Cope have personal benefits and perquisites provided under their respective employment agreements. The Company and the Compensation Committee believe that the benefits and perquisites are reasonable and consistent with the compensation program to better enable the Company to retain superior employees for key positions. These two officers are provided term life insurance and disability coverage by the Company. The value of these benefits and perquisites is set forth in the Summary Compensation Table.

PostTermination Benefits. Mr. Berman and Mr. Cope have posttermination benefits as provided in their respective employment agreements. See “Potential Payments Upon Termination or ChangeIn Control” for a discussion of those benefits. We provided these benefits to Mr. Berman and Mr. Cope as they were included in the compensation package they negotiated as part of their employment agreements.

Summary Compensation Table

The following table sets forth the cash and noncash compensation for the last two fiscal years awarded to or earned by (i) each individual that served as our Chief Executive Officer during fiscal 2013 and (ii) our only other individual who served as an executive officer of the Company during and at the end of fiscal 2013. The Chief Executive Officer and the other executive officer listed below are collectively referred to in this proxy statement as the Named Executive Officers.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Lyle Berman, Chairman of the Board, Chief Executive Officer	2013 2012	500,000 500,000	100,000 100,000	— —	103,140 —	83,328(3) 83,328	786,468 683,328

Timothy J. Cope, President, Chief Financial Officer and	2013 2012	350,000 350,000	70,000 70,000	— —	103,140 —	24,500(4) 23,885	547,640 443,885
Treasurer

_____________

(1)	Includes cash compensation deferred at the election of the executive officer under the terms of the Company’s 401(k) Savings Incentive Plan.

(2)

Includes full grant date fair value of each award under FASB Accounting Standards Codification Topic 718. The full grant date fair value is the amount the Company will expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the executive officers. A discussion of the assumptions used in calculating the stock option award amounts may be found in Note 16 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. Fiscal 2013 includes the February 12, 2013 grant of options to purchase 60,000 shares granted to each of Mr. Berman and Mr. Cope. The exercise price of these options is $3.07 per share and the options vest one-third on the first through third anniversaries of the date of grant.

(3)

Amount includes payment by the Company of term life and executive disability insurance premiums of approximately $66,328, matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan of $9,800, and travel and expense allowance of $7,200.

(4)

Amount includes payment by the Company of term life and executive disability insurance premiums of approximately $7,500, matching contributions by the Company under the Company’s 401(k) Savings Incentive Plan of $9,800, and travel and expense allowance of $7,200.

Employment Agreements for Chief Executive Officer and President.    The Company entered into employment agreements dated as of November 6, 2013 with Lyle Berman and Timothy J. Cope to employ them as Chief Executive Officer and President, respectively. Under the agreements, these Named Executive Officers are required to perform such duties as may be designated by the Company’s Board of Directors from time to time. Each agreement has an initial term of 36 months. The term of each agreement automatically extends for successive two-year periods unless, at least 60 days prior to the end of a term, the Company or the Named Executive Officer gives notice to the other of an election to terminate the agreement at the end of the current term. In addition, the agreement may be terminated (a) upon the death or disability (as defined in the agreement) of the Named Executive Officer; (b) by the Company for cause (as defined in the agreement); (c) by the Company without cause; (d) as a result of a constructive termination (as defined in the agreement); or (e) by the Named Executive Officer at any time upon providing 60 days advance written notice to the Company. Under the terms of the agreements, Mr. Berman and Mr. Cope receive a base salary of $500,000 and $350,000, respectively, or such other amount as may be determined by the Company in its sole discretion, and a monthly travel and expense fee in the amount of $600. They are also entitled to participate in Lakes’ discretionary incentive compensation program and to receive other benefits provided by the Company to senior executives. Each employment agreement also contains customary confidentiality provisions and two-year post-employment non-solicitation covenants. Each employment agreement also contains an arbitration clause. The November 6, 2013 employment agreements replaced the employment agreements originally dated February 15, 2006. The November 6, 2013 employment agreements were amended on March 28, 2014 to (a) remove the Company’s requirement to purchase insurance to fund the payments to Mr. Berman of his base salary for 24 months in the event of a qualifying disability and (b) to provide that the Company is required to purchase insurance to fund only 12 months (as opposed to 24 months as stated in the November 6, 2013 employment agreement) of its obligation to pay Mr. Cope his base salary for 24 months in the event of a qualifying disability.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of fiscal 2013 for each Named Executive Officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Lyle Berman	30,000	—		3.25	1/28/2019
	234,809	—		3.40	9/22/2019
	14,933	3,734	(1)	3.40	9/22/2019
	80,000	—		1.89	10/15/2020
	—	60,000	(2)	3.07	2/12/2023

Timothy J. Cope	30,000	—		3.25	1/28/2019
	117,404	—		3.40	9/22/2019
	14,933	3,734	(1)	3.40	9/22/2019
	80,000	—		1.89	10/15/2020
	—	60,000	(2)	3.07	2/12/2023

(1)

This option vests 20% each year, beginning on the first anniversary of the date of grant which was September 22, 2010. For each Named Executive Officer, options to purchase 3,734 shares will vest on September 22, 2014.

(2)

This option vests one third each year, beginning on the first anniversary of the date of grant which was February 12, 2014. For each Named Executive Officer, options to purchase 20,000 shares vest on February 12 in 2014, 2015 and 2016.

Potential Payments Upon Termination or Change-In-Control

The table below describes the potential payments and benefits payable to each of the Named Executive Officers who have employment agreements with the Company upon termination of employment due to disability, by the Company without cause, due to a constructive discharge, due to the Named Executive Officer’s voluntary resignation, by the Company with cause, expiration of the initial or renewal term of the Named Executive Officer’s employment agreement, and involuntary termination within three years following a change-in-control. The amounts shown in the table assume that such termination was effective as of December 29, 2013 and includes all amounts earned through that date and are estimates of the amounts that would be paid out to the Named Executive Officers upon their termination of employment. The actual amounts to be paid out can only be determined at the time a Named Executive Officer in fact terminates employment with the Company.

Named Executive Officer; Termination Event	Cash Severance Payment ($)	Continuation of Medical and Dental Benefits (Present Value) ($)	Acceleration and Continuation of Options (Unamortized Expense as of 12/29/2013) ($)	Total Termination Benefits ($)
Lyle Berman
— Disability	1,000,000	—	79,615	1,079,615
— Involuntary Termination without Cause	1,200,000	15,264	79,615	1,294,879
— Constructive Discharge	1,200,000	15,264	79,615	1,294,879
— Voluntary Termination	—	—	79,615	79,615
— For Cause Termination	—	—	79,615	79,615
— Expiration of Term	—	—	79,615	79,615
— Involuntary Termination after Change-in-Control	1,367,962	—	79,615	1,447,577
Timothy J. Cope
— Disability	700,000	—	79,615	779,615
— Involuntary Termination without Cause	840,000	32,208	79,615	951,823
— Constructive Discharge	840,000	32,208	79,615	951,823
— Voluntary Termination	—	—	79,615	79,615
— For Cause Termination	—	—	79,615	79,615
— Expiration of Term	—	—	79,615	79,615
— Involuntary Termination after Change-in-Control	935,662	—	79,615	1,015,277

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

Disability.    Each of the employment agreements for Mr. Berman and Mr. Cope provides that if the agreement is terminated due to the executive’s disability, the executive would be entitled to receive an amount equal to 24 months of his then base salary.

Involuntary Termination without Cause or Constructive Discharge.    If either Mr. Berman or Mr. Cope is terminated without cause or through constructive discharge, he would be entitled to:

•	base salary (including any accrued vacation) through the termination date;

•	severance benefits equal to the accrued and unpaid base salary for 24 months, or for the period of time remaining in the term of employment, whichever is longer;

•

equivalent of bonus or incentive compensation (based upon the average bonus percentage rate for the two fiscal years of the Company preceding such termination) for 24 months, or for the period of time remaining in the term of the employment agreement, whichever is longer;

•	all medical and dental insurance benefits during the severance period; and

•

all outstanding options to purchase shares of stock in the Company immediately vest and become immediately exercisable for three years after the date on which executive ceases to be employed by the Company.

Involuntary Termination after Change-in-Control.    If the employment of Mr. Berman or Mr. Cope is terminated without cause or due to constructive discharge within three years following a change-in-control, he would be entitled to:

•	all compensation due and payable to, or accrued for, the benefit of the executive as of the date of termination;

•

a lump sum payment equal to two times the executive’s annual compensation, which is defined as the executive’s (i) annual base salary plus annual bonus or incentive compensation computed at par levels, (ii) an amount equal to the annual cost to executive of obtaining annual health care coverage comparable to that currently provided by the Company (grossed-up to compensate executive for the taxable nature of such payment), (iii) an amount equal to any normal matching contributions made by the Company on executive’s behalf in the Company’s 401(k) plan, (iv) annual travel and expense fee allowance, if any, and (v) an amount equal to the annual cost to the executive of obtaining life insurance and insurance coverage for accidental death and disability insurance comparable to that provided by the Company;

•

all outstanding options to purchase shares of stock in the Company immediately vest and become immediately exercisable for three years after the date on which executive ceases to be employed by the Company;

•	the Company must use its best efforts to convert any then existing life insurance and accidental death and disability insurance policies to individual policies in the name of the executive.

In exchange for these payments, Mr. Berman and Mr. Cope are subject to non-solicitation covenants covering the Company’s employees, persons or entities that are doing business with the Company, and anyone that is an active prospect to do business with the Company, for a period of two years following termination of employment with the Company.

Stock Option Acceleration and Continuation.    Upon the termination of the employment of Mr. Berman or Mr. Cope for any reason, including death, disability, expiration of the initial term, nonrenewal, termination by the Company with or without cause, termination by the executive with notice, due to a constructive discharge or within three years of a change of control, all stock options held by the executive immediately vest and become immediately exercisable by the executive or his legal representative for a period of three years following the date of termination of the executive’s employment.

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal 2013 awarded to or earned by each of our directors who is not also a Named Executive Officer.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Neil I. Sell	71,000	—	25,785	—	96,785
Ray M. Moberg	81,000	—	25,785	—	106,785
Larry C. Barenbaum	73,000	—	25,785	—	98,785

Options are granted to non-employee directors from time-to-time at the discretion of the Compensation Committee. As of the close of business on April 21, 2014, Mr. Sell, Mr. Moberg and Mr. Barenbaum held options to purchase 36,529 shares, 61,528 shares and 37,412 shares, respectively.

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

(2)

Includes full grant date fair value of each award under FASB Accounting Standards Codification Topic 718. The full grant date fair value is the amount the Company will expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the non-employee directors. A discussion of the assumptions used in calculating the stock option award amounts may be found in Note 16 to the audited financial statements in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. This amount includes the February 12, 2013 grant of options to each non-employee director to purchase 15,000 shares. The exercise price of these options is $3.07 per share and the options vest one-third on the first through third anniversaries of the date of grant.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth, as of the close of business on April 21, 2014, certain information regarding the beneficial ownership of our common stock by (i) all persons known by us to be the owner (or deemed to be the owner pursuant to the rules and regulations of the SEC), of record or beneficially, of more than 5% of our outstanding common stock, (ii) each of the directors and nominees for election to the Board of Directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, in each case based upon beneficial ownership reporting of our common stock as of such date. Except as otherwise indicated, the information is given as of April 21, 2014, the mailing address of each shareholder is 130 Cheshire Lane, Minnetonka, Minnesota 55305, and each shareholder has sole voting and investment power with respect to the shares beneficially owned.

Name	Shares of Lakes Common Stock Beneficially Owned(7)	Percentage of Common Stock Outstanding(7)
Lyle Berman(1)	4,787,214	17.7%
Timothy J. Cope(2)	389,979	1.4
Larry C. Barenbaum(3)	31,478	*
Ray M. Moberg(4)	55,594	*
Neil I. Sell(5)	2,549,384	9.5
All Lakes Entertainment, Inc. Directors and Executive Officers as a Group (5 people including the foregoing)(6)	7,813,649	28.4

*	Less than one percent.

(1)

Includes 422,806 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman, 323,000 shares owned by Mr. Berman through a Berman Consulting Corporation profit sharing plan, 3,661,666 shares owned by Lyle A. Berman Revocable Trust and options to purchase 379,742 shares.

(2)	Includes options to purchase 262,337 shares and 10,000 shares owned by Mr. Cope’s spouse.

(3)	Includes options to purchase 26,478 shares.

(4)	Includes options to purchase 50,594 shares.

(5)

Includes an aggregate of 2,510,391 shares held by four irrevocable trusts for the benefit of Lyle Berman’s children with respect to which Mr. Sell has shared voting and dispositive powers as a co-trustee. Mr. Sell has disclaimed beneficial ownership of such shares. Also includes options to purchase 25,595 shares.

(6)

Includes shares held by corporations controlled by such officers and directors and shares held by trusts of which such officers and directors are trustees. Also includes options to purchase 744,746 shares.

(7)

Shares of our common stock not outstanding but deemed beneficially owned because the respective person or group has the right to acquire them as of April 21, 2014, or within 60 days of such date, are treated as outstanding for purposes of calculating the amount and the percentage of common stock outstanding for such person or group.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sale of Secured Note to Lyle Berman

In March 2013, the Company sold to Lyle Berman, our Chairman and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a fiscal 2012 potential business development opportunity that the Company decided not to pursue.

Review and Approval of Related Party Transactions

Policy.    The Audit Committee is responsible for reviewing and approving (with the concurrence of a majority of the disinterested members of the Board of Directors) any related party and affiliated party transactions as provided in the Amended and Restated Audit Committee Charter adopted by the Board of Directors of the Company on April 11, 2011. In addition, the rules of The Nasdaq Stock Market provide that all related party transactions must be reviewed for conflicts of interest by the Audit Committee. In accordance with policies adopted by the Audit Committee, the following transactions must be presented to the Audit Committee for its review and approval:

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

Procedure.    In addition to the Company’s Board of Directors complying with the requirements of Minnesota Statutes, Section 302A.255 with respect to any proposed transaction with a potential director’s conflict of interest, all proposed transactions covered by the policy must be approved in advance by a majority of the members of the Audit Committee, along with the concurrence of a majority of the disinterested directors of the Board of Directors. If a proposed transaction covered by the policy involves a member of the Audit Committee, such member may not participate in the Audit Committee’s deliberations concerning, or vote on, such proposed transaction.

Prior to approving any proposed transaction covered by the policy, the following information concerning the proposed transaction will be fully disclosed to the Audit Committee:

1. The names of all parties and participants involved in the proposed transaction, including the relationship of all such parties and participants to the Company and any of its subsidiaries;

2. The basis on which the related person is deemed to be a related person within the meaning of Regulation S-K, Item 404(a), if applicable;

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

DIRECTOR INDEPENDENCE

The following current directors, which constitute a majority of the Board of Directors, are “independent directors” as such term is defined in Nasdaq listing standards: Larry C. Barenbaum, Ray M. Moberg and Neil I. Sell.

Item 14.  Principal Accountant Fees and Services

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit and Non-Audit Fees

The following table presents fees for professional audit and other services rendered by PBTK during fiscal 2013 and fiscal 2012.

	Fees for 2013	Fees for 2012
Audit Fees(1)	$279,596	$210,922
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$279,596	$210,922

(1)

Audit fees consist of quarterly reviews and annual audits of the Company’s consolidated financial statements, including annual audit and attestation services required by the State of Maryland for fiscal 2013. This amount also includes the issuance of consents and review of documents filed with the SEC.

The Audit Committee of the Board of Directors has reviewed the fees billed by PBTK during fiscal year 2013 and, after consideration, has determined that the receipt of these fees by PBTK is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with PBTK and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, including those designed to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)(3) Exhibits:

Exhibits	Description

10.1	First Amendment to Employment Agreement by and between Lyle A. Berman and Lakes Entertainment, Inc. dated March 28, 2014.*

10.2	First Amendment to Employment Agreement by and between Timothy J. Cope and Lakes Entertainment, Inc. dated March 28, 2014.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

*	Management Compensatory Plan or Arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKES ENTERTAINMENT, INC.

Registrant

By:	/s/ LYLE BERMAN
Name: Lyle Berman
Title: Chairman of the Board and
Chief Executive Officer

 Dated as of April 25, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of April 25, 2014.

Name	Title

/s/ Lyle Berman	Chairman of the Board and Chief Executive Officer (Principal
Lyle Berman	Executive Officer)

/s/ Timothy J. Cope	President, Chief Financial Officer and Director (Principal Financial
Timothy J. Cope	and Accounting Officer)

/s/ Ray M. Moberg	Director
Ray M. Moberg

/s/ Neil I. Sell	Director
Neil I. Sell

/s/ Larry C. Barenbaum	Director
Larry C. Barenbaum