Form 10-Q
period 2014-03-30
LAKES ENTERTAINMENT INC
filed 2014-05-08
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2014
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

As of May 2, 2014, there were 26,730,402 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	March 30, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$36,662	$37,897
Short-term investments	48,405	49,099
Income taxes receivable	2,155	2,155
Other	2,067	1,774
Total current assets	89,289	90,925
Property and equipment	37,837	37,200
Accumulated depreciation	(6,315)	(5,541)
Property and equipment, net	31,522	31,659

Other assets:
Investment in unconsolidated investee	20,997	20,997
Gaming license	1,980	2,015
Land held for development	1,130	1,130
Other	506	535
Total other assets	24,613	24,677
Total assets	$145,424	$147,261

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,327	$1,251
Accounts payable	473	420
Accrued taxes, other than income taxes	570	462
Accrued payroll and related	1,220	1,403
Other accrued expenses	1,506	1,325
Total current liabilities	5,096	4,861

Long-term debt, net of current portion and discount	9,946	10,321

Total liabilities	15,042	15,182

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,728 and 26,721 common shares issued and outstanding	267	267
Additional paid-in capital	205,297	205,212
Deficit	(75,168)	(73,400)
Accumulated other comprehensive loss	(14)	-
Total shareholders' equity	130,382	132,079
Total liabilities and shareholders' equity	$145,424	$147,261

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenues:
Management fees	$-	$2,728
Gaming	10,320	-
Room	1,314	264
Food and beverage	1,259	198
Other operating	335	97
License fees and other	33	17
Gross revenues	13,261	3,304
Less promotional allowances	951	-
Net revenues	12,310	3,304

Costs and expenses:
Gaming	5,954	-
Room	110	111
Food and beverage	1,033	303
Other operating	242	215
Selling, general and administrative	5,740	3,767
Preopening expenses	-	265
Amortization of intangible assets related to Indian casino projects	-	264
Loss on disposal of property and equipment	25	-
Depreciation and amortization	853	257
Total costs and expenses	13,957	5,182

Loss from operations	(1,647)	(1,878)

Other income (expense):
Interest income	33	1,753
Interest expense	(318)	(208)
Other	164	-
Total other income (expense), net	(121)	1,545

Loss before income taxes	(1,768)	(333)
Income tax benefit	-	-

Net loss	(1,768)	(333)

Other comprehensive loss	(14)	-

Comprehensive loss	$(1,782)	$(333)

Weighted-average common shares outstanding
Basic and diluted	26,727	26,441

Loss per share
Basic and diluted	$(0.07)	$(0.01)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 30, 2014	March 31, 2013
OPERATING ACTIVITIES:
Net loss	$(1,768)	$(333)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	853	257
Amortization of debt issuance costs, accretion of debt discount and imputed interest on contract acquisition costs	132	208
Accretion of interest and additions to long-term interest receivable	93	(1,256)
Amortization of intangible assets related to Indian casino projects	-	264
Share-based compensation	72	122
Loss on disposal of property and equipment	25	-
Changes in operating assets and liabilities:
Management fees receivable	-	1,027
Other current assets	(155)	(1,286)
Income taxes receivable	-	(18)
Accrued taxes, other than income taxes	108	-
Accounts payable and accrued expenses	51	1,406
Net cash provided by (used in) operating activities	(589)	391

INVESTING ACTIVITIES:
Purchase of short-term investments	(41,875)	-
Sales and maturities of short-term investments	42,325	-
Payments to acquire investment in unconsolidated investee	-	(836)
Changes in long-term management fees receivable and other	-	79
Purchase of property and equipment	(717)	(8,243)
Proceeds from disposal of property and equipment	16	-
Changes in other assets	21	(2)
Net cash used in investing activities	(230)	(9,002)

FINANCING ACTIVITIES:
Repayments of borrowings	(429)	-
Proceeds from issuance of common stock	13	-
Contract acquisition costs payable	-	(500)
Net cash used in financing activities	(416)	(500)

Net decrease in cash and cash equivalents	(1,235)	(9,111)

Cash and cash equivalents - beginning of period	37,897	32,480

Cash and cash equivalents - end of period	$36,662	$23,369

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$181	$-
Income taxes	-	18
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$266	$1,956

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Basis of Presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation, and subsidiaries (individually and collectively “Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended December 29, 2013, previously filed with the SEC, from which the balance sheet information as of that date is derived. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 7, Investment in Rock Ohio Ventures, LLC and note 8, Investment in Dania Entertainment Holdings, LLC.

2.  New Accounting Standard

In July 2013, the FASB issued Accounting Standards Update “(ASU”) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 became effective as of March 30, 2014. The adoption of ASU 2013-11 did not have an impact on the Company’s consolidated financial statements.

3.  Debt Termination Agreement with the Shingle Springs Tribe

On July 17, 2013, Lakes entered into a Debt Termination Agreement (the “Debt Termination Agreement”) with the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) relating to amounts Lakes had previously advanced to the Shingle Springs Tribe under the development and management agreement for the Red Hawk Casino between Lakes and the Shingle Springs Tribe. The Debt Termination Agreement required certain conditions to be met, including a lump sum payment by the Shingle Springs Tribe to Lakes of $57.1 million (the “Debt Payment”). The Debt Payment was made on August 29, 2013 (the “Payment Date”) and constituted full and final payment of all debt owed to Lakes as of that date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date, therefore no fees for the management of the Red Hawk Casino will be earned subsequent to that date.

4.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three months ended March 30, 2014. The Company held no short-term investments as of March 31, 2013. All short-term investments held as of March 30, 2014 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
March 30, 2014
Commercial paper	$29,946	$29,943	$(3)
Corporate bonds	15,873	15,864	(9)
Certificates of deposit	2,600	2,598	(2)
Balances at March 30, 2014	$48,419	$48,405	$(14)

December 29, 2013
Commercial paper	$21,986	$21,993	$7
Corporate bonds	27,113	27,106	(7)
Balances at December 29, 2013	$49,099	$49,099	$—

5. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	March 30, 2014	December 29, 2013
Building and site improvements	$24,596	$24,611
Furniture and equipment	12,761	12,370
Construction in process	480	219
Property and equipment	37,837	37,200
Less accumulated depreciation	(6,315)	(5,541)
Property and equipment, net	$31,522	$31,659

6. Gaming License

In April 2012, the State of Maryland Video Lottery Facility Location Commission awarded a video lottery operation license (“Gaming License”) to the Company for the Rocky Gap Lodge & Golf Resort (“Rocky Gap”). In August 2012, Lakes acquired the assets of Rocky Gap for $6.8 million which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. In connection with the acquisition of Rocky Gap, the Company entered into an operating lease for the underlying land (see note 16, Commitments and Contingencies).

After acquiring Rocky Gap, the Company converted the then-existing convention center into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features 558 video lottery terminals (“VLTs”), 15 table games including poker, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort includes a newly constructed event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features multiple flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play and is being amortized over its 15 year term. Amortization expense related to the Gaming License was less than $0.1 million and zero for the three months ended March 30, 2014 and March 31, 2013, respectively.

Information with respect to the Gaming License is as follows (in thousands):

	March 30, 2014	December 29, 2013
Original cost	$2,100	$2,100
Accumulated amortization	(120)	(85)
	$1,980	$2,015

7.  Investment in Rock Ohio Ventures, LLC

Lakes has a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added approximately 1,100 VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At March 30, 2014 and December 29, 2013, Lakes had invested a total of $21.0 million in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, no events or changes in circumstances were identified that would require further analysis as to whether the Company’s investment in Rock Ohio has experienced an other-than-temporary impairment as of March 30, 2014 and December 29, 2013.

The fair value of this cost method investment is considered impracticable to estimate.  The impracticability in developing such an estimate is due primarily to insufficient information necessary to prepare a valuation model to determine fair value.

Lakes has the right, but not the obligation, to make additional investments up to 10% of equity required by Rock Ohio Ventures to develop the properties it owns in return for a corresponding equity interest in those properties (see note 16, Commitments and Contingencies).

8.  Investment in Dania Entertainment Holdings, LLC

On May 22, 2013, Dania Entertainment Center, LLC (“DEC”) purchased the Dania Jai Alai property located in Dania Beach, Florida, from Boyd Gaming Corporation, for $65.5 million.

As part of a previous plan to purchase the property, during 2011 Lakes loaned $4.0 million to DEC (the “Loan”) which was written down to zero during the third quarter of 2011 when the acquisition did not close. During 2013, the Loan was exchanged for a 20% ownership interest in Dania Entertainment Holdings, LLC (“DEH”). DEH maintains a 25% ownership interest in DEC resulting in Lakes effectively holding a 5% ownership in DEC, which now owns and operates the Dania Casino and Jai Alai. Lakes has no operational responsibility of DEC or DEH and is not required to invest any additional money in either entity.

The Company accounts for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, no value associated with this investment is recorded in the Company’s accompanying consolidated balance sheet as of March 30, 2014. See note 15, Financial Instruments and Fair Value Measurements, for discussion of the fair value of this investment.

On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with an unrelated third party, ONDISS Corp. (“ONDISS”), to sell its ownership in DEC to ONDISS for approximately $2.6 million. Lakes received $1.0 million on April 21, 2014, at which time 40% of Lakes’ ownership was transferred to ONDISS. The agreement also requires that ONDISS pay Lakes three installments of approximately $0.5 million each on October 21, 2014, April 21, 2015 and October 21, 2015, and on each date one-third of Lakes’ remaining ownership will be transferred to ONDISS. Lakes will account for the receipt of each of these payments as income in the consolidated statements of operations on the dates the payments are received.

9.  Land

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

As of March 30, 2014 and December 29, 2013, these parcels of land are carried at a total of $1.1 million on the accompanying consolidated balance sheets. The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of March 30, 2014 and December 29, 2013.

10. Debt

Loan Agreement

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of March 30, 2014 and December 29, 2013, no amounts were outstanding under the Loan Agreement.

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million was drawn on the Financing Facility. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Financing Facility. The Financing Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of March 30, 2014 and December 29, 2013, $12.9 million and $13.3 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was $0.1 million for the three months ended March 30, 2014.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following (in thousands):

	March 30, 2014	December 29, 2013
Financing Facility	$12,915	$13,315
Capital lease obligations	153	182
Total debt	13,068	13,497
Less: current maturities, net of discount	(1,327)	(1,251)
Less: unamortized debt discount	(1,795)	(1,925)
Long-term debt, net of current maturities and discount	$9,946	$10,321

11. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Our guests may be given, on a discretionary basis, coupons to use towards the purchase of rooms, food and beverage, and other amenities. We recognize a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed. The estimated retail value of the promotional allowances is as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Food and beverage	$107	$—
Rooms	808	—
Other	36	—
Total promotional allowances	$951	$—

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Food and beverage	$53	$—
Rooms	194	—
Other	42	—
Total promotional allowances	$289	$—

12.  Share-Based Compensation

Share-based compensation expense related to stock options was $0.1 million for each of the three months ended March 30, 2014 and March 31, 2013.

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were 10,000 and 443,500 options granted during the three months ended March 30, 2014 and March 31, 2013, respectively. The weighted-average grant-date fair value of the stock options issued during the three months ended March 30, 2014 and March 31, 2013 were $2.48 and $1.72, respectively.

The following table summarizes Lakes’ stock option activity during the three months ended March 30, 2014 and March 31, 2013:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price

2014
Balance at December 29, 2013	1,596,322	1,171,520	526,878	$2.98
Forfeited/cancelled/expired	(36,423)		34,423	2.42
Exercised	(7,000)		—	1.89
Granted	10,000		(10,000)	4.58
Balance at March 30, 2014	1,562,899	1,258,936	551,301	3.01

2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$3.04
Forfeited/cancelled/expired	(53,058)		53,058	3.40
Granted	443,500		(443,500)	3.07
Balance at March 31, 2013	1,918,481	1,245,751	485,185	2.94

As of March 30, 2014, the options outstanding had a weighted average remaining contractual life of 6.6 years, weighted average exercise price of $3.01 and aggregate intrinsic value of $3.1million. The options exercisable have a weighted average exercise price of $2.97, a weighted average remaining contractual life of 6.1 years and aggregate intrinsic value of $2.5 million as of March 30, 2014.

There were 7,000 options exercised during the three months ended March 30, 2014 and no options exercised during the three months ended March 31, 2013. The total intrinsic value of options exercised during the three months ended March 30, 2014 was less than $0.1 million. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.5 million as of March 30, 2014, which is expected to be recognized over a weighted-average period of 1.9 years.

Lakes issues new shares of common stock upon the exercise of options.

13.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,562,899 and 1,918,481 for the three months ended March 30, 2014 and March 31, 2013, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

14.  Income Taxes

There was no income tax benefit for either the first quarter of 2014 or 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The Company’s effective tax rate was 0% for each of the three months ended March 30, 2014 and March 31, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Lakes has recorded income taxes receivable of $2.2 million as of March 30, 2014 and December 29, 2013 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

As of March 30, 2014, Lakes had approximately $72.3 million of federal net operating loss carryforwards, which will begin to expire in 2022, and approximately $96.5 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

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

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, cost method investments, accounts payable and debt.

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of March 30, 2014 and December 29, 2013, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 1 inputs (in thousands):

	March 30, 2014	December 29, 2013
Short-Term Investments
Commercial paper	$29,943	$21,993
Corporate bonds	15,864	27,106
Certificates of deposit	2,598	—

Balances Disclosed at Fair Value

The fair value of the Company’s investment in Rock Ohio Ventures, LLC was not estimated as of March 30, 2014 or December 29, 2013, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 7, Investment in Rock Ohio Ventures, LLC). As of March 30, 2014, the fair value of the Company’s investment in Dania Entertainment Holdings, LLC was determined to be approximately $2.6 million, which was the negotiated sale price of the investment (see note 8, Investment in Dania Entertainment Holdings, LLC). The fair value of this investment was considered impracticable to estimate as of December 29, 2013 without incurring excessive costs relative to the materiality of the investment.

16. Commitments and Contingencies

Operating Lease with the Maryland Department of Natural Resources Related to Rocky Gap

In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40-year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense for the three months ended March 30, 2014 and March 31, 2013 was $0.1 million for each period.

Future minimum lease payments under the Lease Agreement at March 30, 2014 are as follows (in thousands):

	2014	2015	2016	2017	2018	Thereafter

Minimum lease payment	$425	$425	$425	$425	$425	$14,025

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of March 30, 2014, Lakes has contributed approximately $21.0 million as required (see note 7, Investment in Rock Ohio Ventures, LLC). Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in discovery stage and Lakes has moved for dismissal of the lawsuit. No hearing on the motion has been set. Lakes believes the suit to be without merit and is vigorously defending itself in this lawsuit.

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

17.  Related Party Transaction

In March 2013, Lakes transferred to Lyle Berman, Lakes' Chairman of the Board and Chief Executive Officer, a $250,000 secured note from an unrelated third party company in exchange for a cash payment of $150,000 from Mr. Berman. The secured note was in default and related to a fiscal 2012 potential business development opportunity that Lakes decided not to pursue. The note receivable was written down to $150,000 in fiscal 2012.

18.  Segment Information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Rocky Gap segment includes results of operations and assets related to the Rocky Gap Casino Resort near Cumberland, Maryland. The Indian Casino Projects segment includes results of operations and assets related to the development, financing, and management of the gaming-related property for the Shingle Springs Tribe. The Other segment includes Lakes’ cash and cash equivalents, short-term investments, Lakes corporate overhead and the investment in Rock Ohio Ventures. Costs in Other have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical. Amounts in Eliminations represent the intercompany management fee for Rocky Gap.

	Rocky Gap	Indian Casino Projects	Other	Eliminations	Consolidated

Three months ended March 30, 2014
Net revenue	$12.3	$—	$0.3	$(0.3)	$12.3
Management fee revenue – Rocky Gap	—	—	0.3	(0.3)	—
Management fee expense – Rocky Gap	(0.3)	—	—	0.3	—
Depreciation and amortization expense	(0.8)	—	(0.1)	—	(0.9)
Earnings (loss) from operations	0.2	—	(1.8)	—	(1.6)
Interest expense	(0.3)	—	—	—	(0.3)

Three months ended March 31, 2013
Net revenue	$0.6	$2.7	$—	$—	$3.3
Amortization of intangible assets related to Indian casino projects	—	(0.3)	—	—	(0.3)
Depreciation and amortization expense	(0.2)	—	(0.1)	—	(0.3)
Earnings (loss) from operations	(2.6)	2.4	(1.7)	—	(1.9)
Interest expense	—	(0.2)	—	—	(0.2)

As of March 30, 2014
Total assets	$35.4	$—	$110.0	$—	$145.4
Capital expenditures	0.7	—	—	—	0.7
Investment in unconsolidated investees	—	—	21.0	—	21.0

As of December 29, 2013
Total assets	$34.4	$—	$112.9	$—	$147.3
Capital expenditures	20.6	—	0.1	—	20.7
Investment in unconsolidated investees	—	—	21.0	—	21.0

Note 19. Subsequent Event

On April 24, 2014, Lakes entered into Amendment No. 1 to the Subordination and Intercreditor Agreement (“Amended Intercreditor Agreement”) with Penn National and the Jamul Tribe relating to monies Lakes had previously advanced to the Jamul Tribe for the development of a gaming facility on the Jamul Tribe’s trust land in San Diego County, California. The Amended Intercreditor Agreement gives Penn National the right to refinance the senior debt, provided that the outstanding senior debt does not exceed $400.0 million and the maturity date is not extended beyond seven years after the opening of the gaming facility. If the senior debt is not repaid within such seven year period, Lakes will have the right to receive up to $1.5 million in principal payments per quarter. The Jamul Tribe’s current debt of $60.0 million owed to Lakes will continue to be subordinate to the senior debt until such financing is paid in full, but current interest on the subordinated debt will be paid to Lakes on a quarterly basis when the Penn National casino opens, so long as there is no default under the senior financing agreement. When the senior financing is paid in full, Lakes will receive repayment of its outstanding principal and interest.

Also on April 24, 2014, Lakes, Penn National and the Jamul Tribe entered into a Modification Agreement (“Modification Agreement”) which modifies the promissory notes previously executed by the Jamul Tribe in favor of Lakes. The Modification Agreement provides that if the senior debt is not repaid within seven years after the opening of the casino, the Jamul Tribe will make principal payments, towards the current $60.0 million of debt owed to Lakes, in an amount of up to $1.5 million per quarter based on a formula of cash availability. The Modification Agreement also provides that when the senior debt is repaid in full, the Jamul Tribe will make principal payments with 80% of the casino’s excess cash based on a formula of cash availability.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of our projects as of March 30, 2014 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 558 video lottery terminals (“VLTs”), 15 table games including poker, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort includes a newly constructed event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park in Florence, Kentucky. As of March 30, 2014, we have contributed approximately $21.0 million to Rock Ohio Ventures. We currently maintain a 10% interest in Rock Ohio Ventures’ 80% ownership in its gaming properties. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

The Horseshoe Casino Cleveland opened in May 2012. The casino features approximately 1,700 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets. The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 118 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces. The Thistledown Racino added approximately 1,100 VLTs to its existing racetrack in April 2013. Turfway Park is a thoroughbred horseracing track located in Florence, Kentucky.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 30, 2014.

Three months ended March 30, 2014 compared to the three months ended March 31, 2013

Net Revenues

Net revenues were $12.3 million for the first quarter of 2014 compared to $3.3 million for the first quarter of 2013. The increase in net revenues for the three months ended March 30, 2014 compared to the three months ended March 31, 2013 was due to additional net revenue of $11.7 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Included in net revenues for the three months ended March 31, 2013 were $2.7 million in management fees earned related to the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statement of operations will not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $7.3 million for the first quarter of 2014 compared to $0.6 million for the first quarter of 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from the inclusion of gaming-related expenses in the current year quarter. Gaming commenced in May 2013, therefore there were no such expenses in the prior year first quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million in the first quarter of 2014 compared to $3.8 million for the first quarter of 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $2.0 million for each of the first quarters of 2014 and 2013 and Rocky Gap selling, general and administrative expenses of $3.7 million and $1.8 million for the first quarters of 2014 and 2013, respectively. For the first quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.6 million, building and rent expenses of $0.8 million and professional fees of $1.0 million. For the first quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $1.9 million (including share-based compensation), marketing and advertising expenses of $0.1 million, building and rent expenses of $0.4 million and professional fees of $1.0 million.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. During the three months ended March 31, 2013, Lakes recognized preopening expenses of $0.3 million related to the Rocky Gap project. There were no preopening expenses during the three months ended March 30, 2014.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.3 million for the first quarter of 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for the first quarter of 2014.

Other Income (Expense), net

Other income (expense), net was $(0.1) million for the first quarter of 2014 compared to $1.5 million for the first quarter of 2013. A significant portion of the 2013 amount was related to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for either the first quarter of 2014 or 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was 0% for each of the three months ended March 30, 2014 and March 31, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

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

Liquidity and Capital Resources

As of March 30, 2014, we had $36.7 million in cash and cash equivalents and $48.4 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

During the three months ended March 31, 2013, our management fee revenues were derived from the management of the Red Hawk Casino. On July 17, 2013, we entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. Per the terms of the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million on August 29, 2013. This Debt Payment constituted full and final payment of all debt owed to us by the Shingle Springs Tribe. As of the Payment Date, the Shingle Springs Notes were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date, and as a result, we will no longer earn fees for the management of the Red Hawk Casino.

On August 3, 2012, we acquired the assets of Rocky Gap for $6.8 million. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. We converted the then-existing convention center at Rocky Gap into a gaming facility which opened to the public on May 22, 2013. We also constructed a new event and conference center, which opened during the fourth quarter of 2013. The total cost of the Rocky Gap project, which was substantially complete as of March 30, 2014, was approximately $35.0 million, which included the initial acquisition cost. We have a $17.5 million financing facility that was used to finance a portion of the gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $12.9 million remains outstanding as of March 30, 2014. Although we do not currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

Room, food and beverage, and other operating revenues and expenses from Rocky Gap are included in operations from the date of the acquisition of the property. Gaming revenues and expenses are included in operations from May 22, 2013, the date that the gaming facility opened for public play.

We have a total investment of $21.0 million in Rock Ohio Ventures. Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio, the Thistledown Racetrack in North Randall, Ohio and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky, we may be required to invest additional funds of up to $4.1 million in those projects.

On April 21, 2014, Lakes entered into a redemption agreement with Dania Entertainment Holdings (“DEH”) that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in Dania Entertainment Center, LLC (the entity that owns the Dania Casino & Jai Alai in Dania Beach, Florida) (“DEC”). Concurrently, Lakes entered into an agreement with an unrelated third party to sell its ownership in DEC for approximately $2.6 million. Lakes had invested $4.0 million in this project, which was previously written down to zero. Lakes received $1.0 million on April 21, 2014 in exchange for 40% of its ownership. Per the terms of the agreement, Lakes will also receive three payments of approximately $0.5 million each on October 21, 2014, April 21, 2015 and October 21, 2015, and will transfer one-third of its remaining ownership on each of those dates.

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014. As of March 30, 2014, no amounts were outstanding under the Loan Agreement.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, short-term investments, investments in unconsolidated investees, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 29, 2013, previously filed with the SEC, for a discussion of all of our significant accounting policies.

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

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. All of our investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our investments. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other than temporary.

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

These risks and uncertainties include, but are not limited to, the need for potential future financing to meet Lakes’ development needs and expansion goals; the highly competitive industry in which Lakes operates; possible changes in regulations; risks of entry into new businesses; reliance on Lakes’ management; and litigation costs. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 29, 2013, previously filed with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 30, 2014, our investment portfolio included $48.4 million of commercial paper, corporate bonds and certificates of deposit classified as fixed income securities and cash and cash equivalents of $36.7 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of March 30, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleges, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit seeks unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit names as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court and answered the pleadings. The case is still in the discovery stage and Lakes has moved for dismissal of the lawsuit. No hearing on the motion has been set. Lakes believes the suit to be without merit and is vigorously defending itself in this lawsuit.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item IA of our Annual Report on Form 10-K for the year ended December 29, 2013, previously filed with the SEC.

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

Dated: May 8, 2014