Form 10-Q
period 2014-06-29
LAKES ENTERTAINMENT INC
filed 2014-08-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2014
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

As of August 4, 2014, there were 26,778,084 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

i

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	(Unaudited)
	June 29, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$38,164	$37,897
Short-term investments	45,450	49,099
Income taxes receivable	2,155	2,155
Other	2,419	1,774
Total current assets	88,188	90,925
Property and equipment	40,656	37,200
Accumulated depreciation	(7,140)	(5,541)
Property and equipment, net	33,516	31,659

Other assets:
Investment in unconsolidated investee	20,997	20,997
Gaming license	1,945	2,015
Land held for development	960	1,130
Other	666	535
Total other assets	24,568	24,677
Total assets	$146,272	$147,261

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,364	$1,251
Accounts payable	427	420
Accrued taxes, other than income taxes	576	462
Accrued payroll and related	1,161	1,403
Other accrued expenses	2,497	1,325
Total current liabilities	6,025	4,861

Long-term debt, net of current portion and discount	9,602	10,321

Total liabilities	15,627	15,182

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 200,000 shares; 26,777 and 26,721 common shares issued and outstanding	268	267
Additional paid-in capital	205,487	205,212
Deficit	(75,111)	(73,400)
Accumulated other comprehensive income	1	-
Total shareholders' equity	130,645	132,079
Total liabilities and shareholders' equity	$146,272	$147,261

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

 (In thousands, except per share data)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenues:
Management fees	$-	$3,650	$-	$6,378
Gaming	11,068	3,188	21,388	3,188
Room	1,630	615	2,944	879
Food and beverage	1,566	703	2,825	901
Other operating	642	410	977	507
License fees and other	30	23	63	40
Gross revenues	14,936	8,589	28,197	11,893
Less promotional allowances	829	40	1,780	40
Net revenues	14,107	8,549	26,417	11,853

Costs and expenses:
Gaming	6,413	2,018	12,367	2,018
Room	173	214	283	325
Food and beverage	1,190	759	2,223	1,062
Other operating	419	418	661	633
Selling, general and administrative	5,723	4,613	11,463	8,380
Gain on sale of cost method investment	(1,000)	-	(1,000)	-
Preopening expenses	-	902	-	1,167
Amortization of intangible assets related to Indian casino projects	-	265	-	529
Loss (gain) on disposal of property and equipment	(1)	143	24	143
Depreciation and amortization	864	460	1,717	717
Total costs and expenses	13,781	9,792	27,738	14,974

Earnings (loss) from operations	326	(1,243)	(1,321)	(3,121)

Other income (expense):
Interest income	38	1,741	71	3,494
Interest expense	(308)	(264)	(626)	(472)
Other	1	10	165	10
Total other income (expense), net	(269)	1,487	(390)	3,032
Earnings (loss) before income taxes	57	244	(1,711)	(89)
Income tax benefit	-	-	-	-
Net earnings (loss)	$57	$244	$(1,711)	$(89)
Other comprehensive income	15	-	1	-
Comprehensive income (loss)	$72	$244	$(1,710)	$(89)

Weighted-average common shares outstanding
Basic	26,749	26,441	26,738	26,441
Dilutive impact of stock options	499	202	-	-
Diluted	27,248	26,643	26,738	26,441

Earnings (loss) per share
Basic	$0.00	$0.01	$(0.06)	$0.00
Diluted	$0.00	$0.01	$(0.06)	$0.00

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

 Unaudited Consolidated Statements of Cash Flows

 (In thousands)

	Six Months Ended
	June 29, 2014	June 30, 2013
OPERATING ACTIVITIES:
Net loss	$(1,711)	$(89)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,717	717
Amortization of debt issuance costs, accretion of debt discount and imputed interest on contract acquisition costs	261	389
Accretion and amortization of discounts and premiums on short-term investments and accretion of interest and additions to long-term interest receivable	162	(2,562)
Amortization of intangible assets related to Indian casino projects	-	529
Share-based compensation	143	283
Loss on disposal of property and equipment	24	143
Changes in operating assets and liabilities:
Management fees receivable	-	1,925
Other current assets	(496)	(1,856)
Income taxes receivable	-	(5)
Accrued taxes, other than income taxes	114	-
Accounts payable and accrued expenses	937	952
Net cash provided by operating activities	1,151	426

INVESTING ACTIVITIES:
Purchase of short-term investments	(52,390)	-
Sales and maturities of short-term investments	55,729	-
Payments to acquire investment in unconsolidated investee	-	(836)
Changes in long-term management fees receivable and other	-	178
Purchase of property and equipment	(3,536)	(15,808)
Proceeds from disposal of property and equipment	17	25
Changes in other assets	23	-
Net cash used in investing activities	(157)	(16,441)

FINANCING ACTIVITIES:
Repayments of borrowings	(860)	(3)
Proceeds from borrowings	-	11,291
Proceeds from issuance of common stock	133	-
Contract acquisition costs payable	-	(1,000)
Net cash provided by (used in) financing activities	(727)	10,288

Net increase (decrease) in cash and cash equivalents	267	(5,727)

Cash and cash equivalents - beginning of period	37,897	32,480

Cash and cash equivalents - end of period	$38,164	$26,753

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid received during the period for:
Interest	$361	$5
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$1,216	$906

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

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 7, Investment in Rock Ohio Ventures, LLC and note 8, Investment in Dania Entertainment Center, LLC.

2.  New Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. ASU 2014-09 will be effective for the Company’s first quarter of 2017. Lakes is evaluating the impact this new standard will have on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. ASU 2013-11 requires entities to present an unrecognized tax benefit as a reduction of a deferred tax asset for a net operating loss (“NOL”) or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This ASU requires entities to assess whether to net the unrecognized tax benefit with a deferred tax asset as of the reporting date. ASU 2013-11 became effective as of March 30, 2014. The adoption of ASU 2013-11 did not have an impact on the Company’s consolidated financial statements.

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

4.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three or six months ended June 29, 2014. All short-term investments held as of June 29, 2014 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following as of June 29, 2014 and December 29, 2013 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
June 29, 2014
Commercial paper	$31,446	$31,452	$6
Corporate bonds	11,841	11,838	(3)
Certificates of deposit	2,162	2,160	(2)
Balances at June 29, 2014	$45,449	$45,450	$1

December 29, 2013
Commercial paper	$21,986	$21,993	$7
Corporate bonds	27,113	27,106	(7)
Balances at December 29, 2013	$49,099	$49,099	$—

See note 15, Financial Instruments and Fair Value Measurements, for further discussion of the fair value of these investments.

5. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	June 29, 2014	December 29, 2013
Building and site improvements	$24,618	$24,611
Furniture and equipment	12,970	12,370
Construction in process	3,068	219
Property and equipment	40,656	37,200
Less accumulated depreciation	(7,140)	(5,541)
Property and equipment, net	$33,516	$31,659

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

After acquiring Rocky Gap, the Company converted the then-existing convention center into a gaming facility and renamed the property Rocky Gap Casino Resort. The gaming facility opened to the public on May 22, 2013 and features 577 video lottery terminals (“VLTs”), 15 table games including poker, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features multiple flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play. The Gaming License is being amortized over its 15 year term. Amortization expense related to the Gaming License was less than $0.1 million and approximately $0.1 million for the three and six months ended June 29, 2014, respectively, and less than $0.1 million for each of the three and six months ended June 30, 2013, respectively.

Information with respect to the Gaming License is as follows (in thousands):

	June 29, 2014	December 29, 2013
Original cost	$2,100	$2,100
Accumulated amortization	(155)	(85)
	$1,945	$2,015

7.  Investment in Rock Ohio Ventures, LLC

Lakes has a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added approximately 1,100 VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At June 29, 2014 and December 29, 2013, Lakes had invested a total of $21.0 million in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets.

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

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, Lakes has determined that the Company’s investment in Rock Ohio Ventures has not experienced an other-than-temporary impairment as of June 29, 2014 and December 29, 2013. Lakes will continue to evaluate this investment at least quarterly.

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

8.  Investment in Dania Entertainment Center, LLC

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

The Company accounted for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, there was no value recorded for this investment in the Company’s accompanying consolidated balance sheet.

On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with an unrelated third party, ONDISS Corp. (“ONDISS”), to sell its ownership in DEC to ONDISS for approximately $2.6 million. Lakes received $1.0 million on April 21, 2014, which is recorded as a gain on sale of cost method investment in the consolidated statements of operations. Also on April 21, 2014, 40% of Lakes’ ownership was transferred to ONDISS. The agreement also requires that ONDISS pay Lakes three installments of approximately $0.5 million each on October 21, 2014, April 21, 2015 and October 21, 2015, and on each date one-third of Lakes’ remaining ownership will be transferred to ONDISS. Lakes will account for the receipt of each of these payments as a gain on sale of cost method investment in the consolidated statements of operations on the dates the payments are received.

See note 15, Financial Instruments and Fair Value Measurements, for discussion of the fair value of this investment.

9.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement (“Original Option Agreement”) with Penn National Gaming, Inc. (“Penn National”) that granted Penn National the right to purchase this land for $7.0 million, increasing 1% each year, but Penn National had no obligation to purchase the land. The Original Option Agreement was amended on May 15, 2014 to reduce the purchase price of the land to $5.5 million but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes. As of June 29, 2014 and December 29, 2013, this land is carried at approximately $1.0 million on the accompanying consolidated balance sheets.

Lakes also owns undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. During the second quarter of 2014, Lakes engaged a broker to sell this land which was previously held for development. As a result, during the second quarter of 2014, Lakes reclassified the land as held for sale, which is included in other assets on the consolidated balance sheet as of June 29, 2014 and is carried at approximately $0.2 million, which is its estimated fair value less expected cost to sell. As of December 29, 2013, the land was classified as held for development and was carried at approximately $0.2 million on the accompanying consolidated balance sheet.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of June 29, 2014 and December 29, 2013.

10. Debt

Loan Agreement

Lakes has a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expires in October 2014. The Loan Agreement is collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Amounts borrowed under the Loan Agreement, if any, bear interest at 8.95%. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. As of June 29, 2014 and December 29, 2013, no amounts were outstanding under the Loan Agreement.

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million was drawn on the Financing Facility. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Financing Facility. The Financing Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of June 29, 2014 and December 29, 2013, $12.5 million and $13.3 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was $0.1 million and $0.2 million for the three and six months ended June 29, 2014.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following (in thousands):

	June 29, 2014	December 29, 2013
Financing Facility	$12,513	$13,315
Capital lease obligations	123	182
Total debt	12,636	13,497
Less: current maturities, net of discount	(1,364)	(1,251)
Less: unamortized debt discount	(1,670)	(1,925)
Long-term debt, net of current maturities and discount	$9,602	$10,321

11. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge is included in gross revenues and then deducted as promotional allowances. Guests may be given, on a discretionary basis, coupons to use towards the purchase of rooms, food and beverage, and other amenities. Lakes recognizes a reduction in revenue as a promotional allowance for these coupons when the coupons are redeemed. The estimated retail value of the promotional allowances is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Food and beverage	$139	$20	$246	$20
Rooms	677	20	1,485	20
Other	13	—	49	—
Total promotional allowances	$829	$40	$1,780	$40

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Food and beverage	$72	$15	$125	$15
Rooms	163	5	357	5
Other	35	—	77	—
Total promotional allowances	$270	$20	$559	$20

12.  Share-Based Compensation

Share-based compensation expense related to stock options for the three and six months ended June 29, 2014 and June 30, 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Total cost of share-based payment plans	$72	$162	$143	$283

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were 6,000 and 16,000 options granted during the three and six months ended June 29, 2014, respectively. The weighted-average grant-date fair value of the stock options issued during the three and six months ended June 29, 2014 were $2.41 and $2.45, respectively. There were zero and 443,500 options granted during the three and six months ended June 30, 2013, respectively. The weighted-average grant-date fair value of the stock options issued during the six months ended June 30, 2013 was $1.72.

The following table summarizes Lakes’ stock option activity during the six months ended June 29, 2014 and June 30, 2013:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price

2014
Balance at December 29, 2013	1,596,322	1,171,520	526,878	$2.98
Forfeited/cancelled/expired	(40,423)		38,423	2.48
Exercised	(55,682)		—	2.37
Granted	16,000		(16,000)	4.72
Balance at June 29, 2014	1,516,217	1,210,254	549,301	3.04

2013
Balance at December 30, 2012	1,528,039	1,298,809	875,627	$3.04
Forfeited/cancelled/expired	(59,058)		59,058	3.36
Granted	443,500		(443,500)	3.07
Balance at June 30, 2013	1,912,481	1,267,339	491,185	2.95

As of June 29, 2014, the options outstanding had a weighted average remaining contractual life of 6.3 years, weighted average exercise price of $3.04 and aggregate intrinsic value of $2.8 million. The options exercisable have a weighted average exercise price of $2.99, a weighted average remaining contractual life of 5.8 years and aggregate intrinsic value of $2.3 million as of June 29, 2014.

There were 48,682 and 55,682 options exercised during the three and six months ended June 29, 2014, respectively and no options exercised during the three and six months ended June 30, 2013. The total intrinsic value of options exercised during each of the three and six months ended June 29, 2014 was $0.1 million. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.4 million as of June 29, 2014, which is expected to be recognized over a weighted-average period of 1.7 years.

Lakes issues new shares of common stock upon the exercise of options.

13.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 1,017,421 and 1,516,217 for the three and six months ended June 29, 2014, respectively and 1,710,645 and 1,912,481 for the three and six months ended June 30, 2013, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

14.  Income Taxes

There was no income tax benefit for either the six months ended June 29, 2014 or June 30, 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The Company’s effective tax rate was 0% for each of the six months ended June 29, 2014 and June 30, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Lakes has recorded income taxes receivable of $2.2 million as of June 29, 2014 and December 29, 2013 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

As of June 29, 2014, Lakes had approximately $72.3 million of federal net operating loss carryforwards, which will begin to expire in 2022, and approximately $96.5 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

The Company is currently under IRS audit for the 2009-2012 tax years and the IRS has proposed certain adjustments to the 2009-2011 tax filings. However, Lakes believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. While the outcome of this matter cannot be predicted with certainty, Lakes does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year. The Company is currently under audit by the State of California for the 2010 tax year. No adjustments have been made as a result of the State of California audit. However, there is no assurance that the taxing authority will not propose adjustments that are different from the Company’s expected outcome and that may impact the provision for income taxes.

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of June 29, 2014 and December 29, 2013, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table (in thousands) shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	June 29, 2014	December 29, 2013
Short-Term Investments
Commercial paper	$31,452	$21,993
Corporate bonds	11,838	27,106
Certificates of deposit	2,160	—

Balances Disclosed at Fair Value

The fair value of the Company’s investment in Rock Ohio Ventures, LLC was not estimated as of June 29, 2014 or December 29, 2013, as there were no events or changes in circumstances that may have a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable to estimate the fair value of the investment (see note 7, Investment in Rock Ohio Ventures, LLC). As of June 29, 2014, the fair value of the Company’s investment in Dania Entertainment Center, LLC was determined to be approximately $1.6 million, which was the negotiated sale price of Lakes’ remaining investment in DEC (see note 8, Investment in Dania Entertainment Center, LLC). The fair value of this investment was considered impracticable to estimate as of December 29, 2013 without incurring excessive costs relative to the materiality of the investment.

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense for the three and six months ended June 29, 2014 and June 30, 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Rent expense	$79	$89	$171	$184

Future minimum lease payments under the Lease Agreement at June 29, 2014 are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$13,600

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of June 29, 2014, Lakes has contributed approximately $21.0 million as required (see note 7, Investment in Rock Ohio Ventures, LLC). Lakes may contribute additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund any additional amounts, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

Jerry Argovitz Litigation

On March 12, 2014, Lakes received a demand for arbitration from Jerry Argovitz (“Argovitz”) relating to a Consent and Agreement to Buyout and Release by and between Argovitz  and Lakes KAR Shingle Springs, LLC (“LKAR”), Lakes Entertainment, Inc., and Lakes Shingle Springs, Inc. dated January 30, 2003 (“Buyout Agreement”).  The Buyout Agreement provided that LKAR was to make certain payments to Argovitz for so long as LKAR was managing the Red Hawk Casino for the Shingle Springs Tribe.  Lakes made the payments required under the Buyout Agreement while it was managing the Red Hawk Casino, and discontinued the payments after its management contract to manage the Red Hawk Casino was terminated.  Argovitz has asserted claims for breach of the Buyout Agreement and the implied covenant of good faith and fair dealing relating to the payments he alleges he is entitled to receive after the management agreement was terminated.  He seeks damages of approximately $2.7 million, plus interest, costs, and attorney fees.  The arbitration action names as defendants Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc.  The arbitration has been scheduled for August 20, 2014.  Lakes believes the arbitration to be without merit and is vigorously defending itself in this matter.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge subsequently granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes.

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

		Indian
		Casino
	Rocky Gap	Projects	Other	Eliminations	Consolidated

Three months ended June 29, 2014
Net revenue	$14.1	$—	$0.4	$(0.4)	$14.1
Management fee revenue – Rocky Gap	—	—	0.4	(0.4)	—
Management fee expense – Rocky Gap	(0.4)	—	—	0.4	—
Depreciation and amortization expense	(0.8)	—	(0.1)	—	(0.9)
Earnings (loss) from operations	0.9	—	(0.6)	—	0.3
Interest expense	(0.3)	—	—	—	(0.3)

Three months ended June 30, 2013
Net revenue	$4.9	$3.6	$0.1	$(0.1)	$8.5
Management fee revenue – Rocky Gap	—	—	0.1	(0.1)	—
Management fee expense – Rocky Gap	(0.1)	—	—	0.1	—
Amortization of intangible assets related to Indian casino projects	—	(0.3)	—	—	(0.3)
Depreciation and amortization expense	(0.4)	—	(0.1)	—	(0.5)
Earnings (loss) from operations	(2.4)	3.2	(2.0)	—	(1.2)
Interest expense	(0.1)	(0.2)	—	—	(0.3)

Six months ended June 29, 2014
Net revenue	$26.4	$—	$0.7	$(0.7)	$26.4
Management fee revenue – Rocky Gap	—	—	0.7	(0.7)	—
Management fee expense – Rocky Gap	(0.7)	—	—	0.7	—
Depreciation and amortization expense	(1.6)	—	(0.1)	—	(1.7)
Earnings (loss) from operations	1.0	—	(2.3)	—	(1.3)
Interest expense	(0.6)	—	—	—	(0.6)

Six months ended June 30, 2013
Net revenue	$5.4	$6.4	$0.2	$(0.1)	$11.9
Management fee revenue – Rocky Gap	—	—	0.1	(0.1)	—
Management fee expense – Rocky Gap	(0.1)	—	—	0.1	—
Amortization of intangible assets related to Indian casino projects	—	(0.5)	—	—	(0.5)
Depreciation and amortization expense	(0.6)	—	(0.1)	—	(0.7)
Earnings (loss) from operations	(5.0)	5.6	(3.7)	—	(3.1)
Interest expense	(0.1)	(0.4)	—	—	(0.5)

As of June 29, 2014
Total assets	$37.5	$—	$108.8	$—	$146.3
Capital expenditures	3.5	—	—	—	3.5
Investment in unconsolidated investees	—	—	21.0	—	21.0

As of December 29, 2013
Total assets	$34.4	$—	$112.9	$—	$147.3
Capital expenditures	20.6	—	0.1	—	20.7
Investment in unconsolidated investees	—	—	21.0	—	21.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of our projects as of June 29, 2014 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals (“VLTs”), 15 table games including poker, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park in Florence, Kentucky. As of June 29, 2014, we have contributed approximately $21.0 million to Rock Ohio Ventures. We currently maintain a 10% interest in Rock Ohio Ventures’ 80% ownership in its gaming properties. We currently plan to contribute additional capital as needed to maintain our equity position in Rock Ohio Ventures. If we choose not to fund any additional amounts, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and six months ended June 29, 2014.

Three months ended June 29, 2014 compared to the three months ended June 30, 2013

Net Revenues

Net revenues were $14.1 million for the second quarter of 2014 compared to $8.5 million for the second quarter of 2013. The increase in net revenues for the three months ended June 29, 2014 compared to the three months ended June 30, 2013 was due to additional net revenue of $9.2 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Included in net revenues for the three months ended June 30, 2013 were $3.7 million in management fees earned related to the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statements of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $8.2 million for the second quarter of 2014 compared to $3.4 million for the second quarter of 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from the inclusion of a full period of gaming-related expenses in the current year quarter as the gaming facility opened to the public in May 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.7 million in the second quarter of 2014 compared to $4.6 million for the second quarter of 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $1.9 million and $2.0 million for the second quarters of 2014 and 2013, respectively, and Rocky Gap selling, general and administrative expenses of $3.8 million and $2.6 million for the second quarters of 2014 and 2013, respectively. The increase in Rocky Gap selling, general and administrative expenses was due primarily to the addition of gaming during May 2013.

For the second quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.7 million, building and rent expenses of $0.6 million, professional fees of $0.5 million and business development expenses of $0.4 million. For the second quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.2 million (including share-based compensation), marketing and advertising expenses of $0.4 million, building and rent expenses of $0.5 million and professional fees of $0.8 million.

Gain on Sale of Cost Method Investment

During the second quarter of 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida for a total of $2.6 million. Per the agreement, on April 21, 2014, Lakes received $1.0 million in exchange for 40% of Lakes’ interest in the project. The remaining purchase price will be paid in three equal semi-annual installments of approximately $0.5 million and 20% of Lakes’ original ownership will be transferred upon each remaining payment. Upon the receipt of the payment during the second quarter of 2014, Lakes recognized a $1.0 million gain on sale of cost method investment since this asset had previously been written off.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. There were no preopening expenses during the second quarter of 2014. During the second quarter of 2013, Lakes recognized preopening expenses of $0.9 million related to the Rocky Gap project.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.3 million for the second quarter of 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for the second quarter of 2014.

Depreciation and Amortization

Depreciation and amortization was $0.9 million for the second quarter of 2014 compared to $0.5 million for the second quarter of 2013. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other income (expense), net was $(0.3) million for the second quarter of 2014 compared to $1.5 million for the second quarter of 2013. A significant portion of the 2013 amount was related to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for either the second quarter of 2014 or 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was 0% for each of the second quarters of 2014 and 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Six months ended June 29, 2014 compared to the six months ended June 30, 2013

Net Revenues

Net revenues were $26.4 million for the six months ended June 29, 2014 compared to $11.9 million for the six months ended June 30, 2013. The increase in net revenues was due to additional net revenue of $20.9 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Included in net revenues for the six months ended June 30, 2013 were $6.4 million in management fees earned related to the management of the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statements of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $15.5 million for the six months ended June 29, 2014 compared to $4.0 million for the six months ended June 30, 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from the inclusion of a full period of gaming-related expenses as gaming commenced in May 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.5 million for the six months ended June 29, 2014 compared to $8.4 million for the six months ended June 30, 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $4.0 million for each of the second quarters of 2014 and 2013, and Rocky Gap selling, general and administrative expenses of $7.5 million and $4.4 million for the second quarters of 2014 and 2013, respectively. The increase in Rocky Gap selling, general and administrative expenses was due primarily to the addition of gaming during May 2013.

For the six months ended June 29, 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.6 million (including share-based compensation), marketing and advertising expenses of $1.3 million, building and rent expenses of $1.4 million, professional fees of $1.1 million and business development expenses of $0.8 million. For the six months ended June 30, 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.1 million (including share-based compensation), marketing and advertising expenses of $0.5 million, building and rent expenses of $0.9 million and professional fees of $1.8 million.

Gain on Sale of Cost Method Investment

During the six months ended June 29, 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida for a total of $2.6 million. Per the agreement, on April 21, 2014, Lakes received $1.0 million in exchange for 40% of Lakes’ interest in the project. The remaining purchase price will be paid in three equal semi-annual installments of approximately $0.5 million and 20% of Lakes’ original ownership will be transferred upon each remaining payment. Upon the receipt of the payment during the second quarter of 2014, Lakes recognized a $1.0 million gain on sale of cost method investment since this asset had previously been written off.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. There were no preopening expenses during the six months ended June 29, 2014. During the six months ended June 30, 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.5 million for the six months ended June 30, 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for the six months ended June 29, 2014.

Depreciation and Amortization

Depreciation and amortization was $1.7 million for the six months ended June 29, 2014 compared to $0.7 million for the six months ended June 30, 2013. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other income (expense), net was $(0.4) million for the six months ended June 29, 2014 compared to $3.0 million for the six months ended June 30, 2013. A significant portion of the 2013 amount was related to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for either the six months ended June 29, 2014 or June 30, 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was 0% for each of the six months ended June 29, 2014 and June 30, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Outlook

Historically, Lakes’ revenues have primarily come from the management of Indian casino properties. As a result of the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes’ subsequent consolidated statements of operations have not included revenues from the management of Indian casino properties. During the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of June 29, 2014, we had $38.2 million in cash and cash equivalents and $45.4 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

During the three and six months ended June 30, 2013, our management fee revenues were derived from the management of the Red Hawk Casino. On July 17, 2013, we entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. Per the terms of the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million on August 29, 2013. This Debt Payment constituted full and final payment of all debt owed to us by the Shingle Springs Tribe. As of the Payment Date, the Shingle Springs Notes were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date, and as a result, we no longer earn fees for the management of the Red Hawk Casino.

We have a $17.5 million financing facility that was used to finance a portion of the Rocky Gap gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $12.5 million remains outstanding as of June 29, 2014. Although we do not currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

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

We have an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expires on October 28, 2014. As of June 29, 2014, no amounts were outstanding under the Loan Agreement.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 29, 2014, our investment portfolio included $45.4 million of commercial paper, corporate bonds and certificates of deposit classified as fixed income securities and cash and cash equivalents of $38.2 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 29, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Jerry Argovitz Litigation

On March 12, 2014, Lakes received a demand for arbitration from Jerry Argovitz (“Argovitz”) relating to a Consent and Agreement to Buyout and Release by and between Argovitz  and Lakes KAR Shingle Springs, LLC (“LKAR”), Lakes Entertainment, Inc., and Lakes Shingle Springs, Inc. dated January 30, 2003 (“Buyout Agreement”).  The Buyout Agreement provided that LKAR was to make certain payments to Argovitz for so long as LKAR was managing the Red Hawk Casino for the Shingle Springs Tribe.  Lakes made the payments required under the Buyout Agreement while it was managing the Red Hawk Casino, and discontinued the payments after its management contract to manage the Red Hawk Casino was terminated.  Argovitz has asserted claims for breach of the Buyout Agreement and the implied covenant of good faith and fair dealing relating to the payments he alleges he is entitled to receive after the management agreement was terminated.  He seeks damages of approximately $2.7 million, plus interest, costs, and attorney fees.  The arbitration action names as defendants Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc.  The arbitration has been scheduled for August 20, 2014.  Lakes believes the arbitration to be without merit and is vigorously defending itself in this matter.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an  agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge subsequently granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes.

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

Dated: August 7, 2014