Form 10-Q
period 2014-09-28
LAKES ENTERTAINMENT INC
filed 2014-11-12
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2014

or

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

As of November 7, 2014, there were 13,389,078 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$33,356	$37,897
Short-term investments	47,327	49,099
Income taxes receivable	-	2,155
Other	2,359	1,774
Total current assets	83,042	90,925
Property and equipment	41,526	37,200
Accumulated depreciation	(7,979)	(5,541)
Property and equipment, net	33,547	31,659

Other assets:
Investment in unconsolidated investee	-	20,997
Gaming license	1,910	2,015
Land held for development	960	1,130
Income taxes receivable	2,155	-
Other	486	535
Total other assets	5,511	24,677
Total assets	$122,100	$147,261

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,367	$1,251
Accounts payable	364	420
Accrued taxes, other than income taxes	407	462
Accrued payroll and related	1,609	1,403
Other accrued expenses	1,440	1,325
Total current liabilities	5,187	4,861

Long-term debt, net of current portion and discount	9,278	10,321

Total liabilities	14,465	15,182

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 100,000 shares; 13,389 and 13,651 common shares issued and outstanding	268	267
Additional paid-in capital	205,556	205,212
Deficit	(98,187)	(73,400)
Accumulated other comprehensive loss	(2)	-
Total shareholders' equity	107,635	132,079
Total liabilities and shareholders' equity	$122,100	$147,261

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations

(In thousands, except per share data)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenues:
Management fees	$-	$1,384	$-	$7,762
Gaming	12,072	10,445	33,460	13,633
Room	1,940	1,849	4,884	2,728
Food and beverage	1,835	1,665	4,660	2,566
Other operating	829	647	1,806	1,154
License fees and other	44	26	107	66
Gross revenues	16,720	16,016	44,917	27,909
Less promotional allowances	790	524	2,570	564
Net revenues	15,930	15,492	42,347	27,345

Costs and expenses:
Gaming	6,841	6,037	19,208	8,055
Room	226	255	509	580
Food and beverage	1,366	1,393	3,589	2,455
Other operating	470	483	1,131	1,116
Selling, general and administrative	5,455	5,398	16,918	13,782
Recovery of impairment on notes receivable	-	(17,382)	-	(17,382)
Gain on extinguishment of liabilities	-	(3,752)	-	(3,752)
Gain on sale of cost method investment	-	-	(1,000)	-
Charges related to arbitration award	2,530	-	2,530	-
Impairments and other losses	20,997	3,356	20,997	3,356
Preopening expenses	-	-	-	1,163
Amortization of intangible assets related to Indian casino projects	-	187	-	716
Gain on sale of land	(66)	-	(66)	-
Loss on disposal of property and equipment	37	-	61	143
Depreciation and amortization	896	759	2,613	1,476
Total costs and expenses	38,752	(3,266)	66,490	11,708

Earnings (loss) from operations	(22,822)	18,758	(24,143)	15,637

Other income (expense):
Interest income	39	1,276	110	4,770
Interest expense	(297)	(450)	(923)	(922)
Other	4	15	169	25
Total other income (expense), net	(254)	841	(644)	3,873
Earnings (loss) before income taxes	(23,076)	19,599	(24,787)	19,510
Income tax benefit	-	-	-	-
Net earnings (loss)	$(23,076)	$19,599	$(24,787)	$19,510
Other comprehensive loss	(3)	(9)	(2)	(9)
Comprehensive income (loss)	$(23,079)	$19,590	$(24,789)	$19,501

Weighted-average common shares outstanding
Basic	13,389	13,232	13,376	13,225
Dilutive impact of stock options	-	184	-	111
Diluted	13,389	13,416	13,376	13,336

Earnings (loss) per share
Basic	$(1.72)	$1.48	$(1.85)	$1.48
Diluted	$(1.72)	$1.46	$(1.85)	$1.46

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

 (In thousands)

	Nine Months Ended
	September 28, 2014	September 29, 2013
OPERATING ACTIVITIES:
Net earnings (loss)	$(24,787)	$19,510
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,613	1,476
Amortization of debt issuance costs, accretion of debt discount and imputed interest on contract acquisition costs	385	527
Accretion and amortization of discounts and premiums on short-term investments and accretion of interest and additions to long-term interest receivable	214	(3,573)
Amortization of intangible assets related to Indian casino projects	-	716
Share-based compensation	210	396
Gain on sale of land	(66)	-
Loss on disposal of property and equipment	61	143
Gain on extinguishment of liabilities	-	(3,752)
Recovery of impairment on notes receivable	-	(17,382)
Impairments and other losses	20,997	3,356
Changes in operating assets and liabilities:
Management fees receivable	-	3,983
Other current assets	(347)	(1,487)
Income taxes receivable	-	(5)
Accrued taxes, other than income taxes	(55)	437
Accounts payable and accrued expenses	265	996
Net cash provided by (used in) operating activities	(510)	5,341

INVESTING ACTIVITIES:
Purchase of short-term investments	(62,114)	(48,960)
Sales and maturities of short-term investments	63,432	-
Payments to acquire investment in unconsolidated investee	-	(836)
Purchase of property and equipment	(4,464)	(18,215)
Proceeds from sale of land	236	-
Proceeds from disposal of property and equipment	21	25
Collection on notes receivable	-	59,253
Changes in other assets	25	348
Net cash used in investing activities	(2,864)	(8,385)

FINANCING ACTIVITIES:
Repayments of borrowings	(1,302)	(89)
Proceeds from borrowings	-	13,792
Proceeds from issuance of common stock	135	126
Contract acquisition costs payable	-	(1,333)
Net cash provided by (used in) financing activities	(1,167)	12,496

Net increase (decrease) in cash and cash equivalents	(4,541)	9,452

Cash and cash equivalents - beginning of period	37,897	32,480

Cash and cash equivalents - end of period	$33,356	$41,932

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$535	$359
Income taxes	-	5
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$158	$1,064

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

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

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which it acquired on August 3, 2012 for $6.8 million. The resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated (see note 16, Commitments and Contingencies). After acquiring Rocky Gap, the Company converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013 and features 577 video lottery terminals (“VLTs”), 15 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

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

Effective September 10, 2014, the Company implemented a 1-for-2 reverse split of its common stock where each two shares of issued and outstanding common stock were converted into one share of common stock. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 26.8 million to 13.4 million. The par value of the common stock remains at $0.01 per share and the number of authorized shares of common stock decreased from 200 million to 100 million. Proportional adjustments were also made to the company’s outstanding stock options. All share information presented in this Quarterly Report on Form 10-Q gives effect to the reverse stock split.

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

4.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three or nine months ended September 28, 2014. All short-term investments held as of September 28, 2014 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following as of September 28, 2014 and December 29, 2013 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
September 28, 2014
Commercial paper	$33,962	$33,969	$7
Corporate bonds	13,127	13,118	(9)
Certificates of deposit	240	240	—
Balances at September 28, 2014	$47,329	$47,327	$(2)

December 29, 2013
Commercial paper	$21,986	$21,993	$7
Corporate bonds	27,113	27,106	(7)
Balances at December 29, 2013	$49,099	$49,099	$—

See note 15, Financial Instruments and Fair Value Measurements, for further discussion of the fair value of these investments.

5. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	September 28, 2014	December 29, 2013
Building and site improvements	$27,769	$24,611
Furniture and equipment	13,212	12,370
Construction in process	545	219
Property and equipment	41,526	37,200
Less accumulated depreciation	(7,979)	(5,541)
Property and equipment, net	$33,547	$31,659

6. Gaming License

In April 2012, the State of Maryland Video Lottery Facility Location Commission awarded a video lottery operation license (“Gaming License”) to the Company for Rocky Gap. Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play. The Gaming License is being amortized over its 15 year term. Amortization expense related to the Gaming License is as follows:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Amortization expense related to the Gaming License	$35	$35	$105	$50

Information with respect to the Gaming License is as follows (in thousands):

	September 28, 2014	December 29, 2013
Original cost	$2,100	$2,100
Accumulated amortization	(190)	(85)
	$1,910	$2,015

7.  Investment in Rock Ohio Ventures, LLC

Lakes has a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owns 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This investment is accounted for using the cost method since Lakes owns less than 20% of Rock Ohio Ventures and does not have the ability to significantly influence the operating and financial decisions of the entity. At September 28, 2014 and December 29, 2013, Lakes had invested a total of $21.0 million in Rock Ohio Ventures, which is included in investment in unconsolidated investee in the accompanying consolidated balance sheets. This investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero as of September 28, 2014. As a result, Lakes recognized an impairment loss of $21.0 million, which is included in impairments and other losses in the accompanying consolidated statement of operations for the three and nine months ended September 28, 2014.

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

As part of the review of operational performance and financial results for considering if there are indications of impairment, the Company utilizes financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzes Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity has experienced an other-than-temporary impairment. As part of this process, the Company analyzes actual historical results compared to forecast and has periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, Lakes has determined that the Company’s investment in Rock Ohio Ventures has experienced an other-than-temporary impairment as of September 28, 2014. Based on current information provided by Rock Ohio Ventures, Lakes has determined that there is now significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties have not performed as expected which has led to forecasted potential working capital requirement issues that did not exist in prior quarters, based on information previously available to Lakes. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment in Rock Ohio Ventures to its estimated fair value of zero as of September 28, 2014. In all periods prior to September 28, 2014, Lakes had determined that no other-than-temporary impairments had occurred related to this investment. The fair value of the investment in Rock Ohio Ventures was not estimated in prior periods because based on the information Lakes received from Rock Ohio Ventures in those periods, there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable or necessary to estimate the fair value of the investment. Lakes will continue to evaluate this investment at least quarterly.

See note 15, Financial Instruments and Fair Value Measurements, for further discussion of the calculation of the fair value of the investment in Rock Ohio Ventures as of September 28, 2014.

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

On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with an unrelated third party, ONDISS Corp. (“ONDISS”), to sell its ownership in DEC to ONDISS for approximately $2.6 million. Lakes received $1.0 million on April 21, 2014, which was recorded as a gain on sale of cost method investment in the consolidated statements of operations during the second quarter of 2014. Also on April 21, 2014, 40% of Lakes’ ownership was transferred to ONDISS. The agreement also required that ONDISS pay Lakes three installments of approximately $0.5 million each on October 21, 2014, April 21, 2015 and October 21, 2015, and on each date one-third of Lakes’ remaining ownership would be transferred to ONDISS. On October 17, 2014, ONDISS paid the entire remaining amount due to Lakes at a discounted amount of approximately $1.4 million. Upon receipt of such payment, Lakes transferred its remaining ownership in DEC to ONDISS. Lakes will account for the receipt of this payment as a gain on sale of cost method investment in the consolidated statements of operations in the fourth quarter of 2014.

See note 15, Financial Instruments and Fair Value Measurements, for discussion of the fair value of this investment.

9.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement (“Original Option Agreement”) with Penn National Gaming, Inc. (“Penn National”) that granted Penn National the right to purchase this land for $7.0 million, increasing 1% each year, but Penn National had no obligation to purchase the land. The Original Option Agreement was amended on May 15, 2014 to reduce the purchase price of the land to $5.5 million but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes. As of September 28, 2014 and December 29, 2013, this land is carried at approximately $1.0 million on the accompanying consolidated balance sheets.

Lakes also owned undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. During the third quarter of 2014, Lakes sold this land for approximately $0.3 million and recognized a gain of approximately $0.1 million. As of December 29, 2013, the land was classified as held for development and was carried at approximately $0.2 million on the accompanying consolidated balance sheet.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of September 28, 2014 and December 29, 2013.

10. Debt

Loan Agreement

Lakes had a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expired on October, 28 2014. The Loan Agreement was collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. The Loan Agreement allowed for an interest rate of 8.95% on any amounts borrowed. No amounts were ever borrowed under the Loan Agreement and as such, as of September 28, 2014 and December 29, 2013, no amounts were outstanding under the Loan Agreement.

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million was drawn on the Financing Facility. Lakes was required to invest $17.5 million in the Rocky Gap project prior to drawing on the Financing Facility. The Financing Facility is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of September 28, 2014 and December 29, 2013, $12.1 million and $13.3 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was approximately $0.1 million and $0.4 million for the three and nine months ended September 28, 2014.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following (in thousands):

	September 28, 2014	December 29, 2013
Financing Facility	$12,106	$13,315
Capital lease obligations	88	182
Total debt	12,194	13,497
Less: current maturities, net of discount	(1,367)	(1,251)
Less: unamortized debt discount	(1,549)	(1,925)
Long-term debt, net of current maturities and discount	$9,278	$10,321

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

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Food and beverage	$127	$67	$373	$87
Rooms	606	457	2,092	477
Other	57	—	105	—
Total promotional allowances	$790	$524	$2,570	$564

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Food and beverage	$53	$67	$179	$87
Rooms	146	110	502	115
Other	5	—	82	—
Total promotional allowances	$204	$177	$763	$202

12.  Share-Based Compensation

Share-based compensation expense related to stock options for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Total cost of share-based payment plans	$67	$113	$210	$396

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were 3,000 and 11,000 options granted during the three and nine months ended September 28, 2014, respectively. The weighted-average grant-date fair value of the stock options issued during the three and nine months ended September 28, 2014 were $3.98 and $4.65, respectively. There were 3,000 and 224,750 options granted during the three and nine months ended September 29, 2013, respectively. The weighted-average grant-date fair value of the stock options issued during the three and nine months ended September 29, 2013 was $4.31 and $3.45, respectively.

The following table summarizes Lakes’ stock option activity during the nine months ended September 28, 2014 and September 29, 2013:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted- Average Exercise Price

2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Forfeited/cancelled/expired	(25,211)		24,211	5.19
Exercised	(28,343)		—	4.73
Granted	11,000		(11,000)	9.18
Balance at September 28, 2014	755,617	615,792	276,635	6.09

2013
Balance at December 30, 2012	764,034	649,412	437,797	$5.84
Forfeited/cancelled/expired	(51,502)		51,502	6.17
Exercised	(19,275)		—	6.54
Granted	224,750		(224,750)	6.16
Balance at September 29, 2013	918,007	626,771	264,549	5.88

As of September 28, 2014, the options outstanding had a weighted average remaining contractual life of 6.1 years, weighted average exercise price of $6.09 and aggregate intrinsic value of $1.8 million. The options exercisable have a weighted average exercise price of $6.00, a weighted average remaining contractual life of 5.5 years and aggregate intrinsic value of $1.5 million as of September 28, 2014.

There were 500 and 28,343 options exercised during the three and nine months ended September 28, 2014, respectively and 19,275 options exercised during the three and nine months ended September 29, 2013. The total intrinsic value of options exercised during the three and nine months ended September 28, 2014 was less than $0.1 million and $0.1 million, respectively. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.4 million as of September 28, 2014, which is expected to be recognized over a weighted-average period of 1.6 years.

Lakes issues new shares of common stock upon the exercise of options.

13.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 755,617 for each of the three and nine months ended September 28, 2014 and 733,942 and 807,497 for the three and nine months ended September 29, 2013, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

14.  Income Taxes

There was no income tax benefit for either the nine months ended September 28, 2014 or September 29, 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The Company’s effective tax rate was 0% for each of the nine months ended September 28, 2014 and September 29, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Lakes has recorded income taxes receivable of $2.2 million as of September 28, 2014 and December 29, 2013 related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

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

As of September 28, 2014, Lakes had approximately $89.1 million of federal net operating loss carryforwards, which will begin to expire in 2022, and approximately $113.4 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of September 28, 2014 and December 29, 2013, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table (in thousands) shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	September 28, 2014	December 29, 2013
Short-Term Investments
Commercial paper	$33,969	$21,993
Corporate bonds	13,118	27,106
Certificates of deposit	240	—

Balances Measured at Fair Value on a Nonrecurring Basis

The Company’s investment in Rock Ohio Ventures was measured using unobservable (Level 3) inputs as of September 28, 2014.  The fair value of zero was calculated using both a discounted cash flow method, which is an application of the income approach, and a comparable public company method, which is an application of the market approach. An option-based method was also employed in the allocation of value among debt and equity investors. Management judgment is required in developing the assumptions used in the calculation of the fair value of the investment. Significant inputs include financial forecasts for Rock Ohio Caesars, LLC (the entity through which Rock Ohio Ventures invests in certain gaming businesses), discount rates, market multiples for similar businesses, expected volatility, the expected timing of a liquidity/refinancing event and a discount for lack of marketability.  A change in any significant unobservable input may lead to a change in the estimated fair value of the investment.

See note 7, Investment in Rock Ohio Ventures, LLC, for further discussion regarding the impairment of this investment as of September 28, 2014.

Balances Disclosed at Fair Value

Cost Method Investment – Investment in Rock Ohio Ventures, LLC - The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of December 29, 2013, as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable or necessary to estimate the fair value of the investment (see note 7, Investment in Rock Ohio Ventures, LLC).

Cost Method Investment – Investment in Dania Entertainment Center, LLC - As of September 28, 2014, the fair value of the Company’s investment in Dania Entertainment Center, LLC was determined to be approximately $1.4 million, which was the negotiated sale price of Lakes’ remaining investment in DEC (see note 8, Investment in Dania Entertainment Center, LLC). The fair value of this investment was considered impracticable to estimate as of December 29, 2013 without incurring excessive costs relative to the materiality of the investment.

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense for the three and nine months ended September 28, 2014 and September 29, 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Rent expense	$70	$74	$241	$258

Future minimum lease payments under the Lease Agreement at September 28, 2014 are as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$13,600

Rock Ohio Ventures, LLC

Lakes has a 10% ownership in Rock Ohio Ventures and as of September 28, 2014, Lakes has invested approximately $21.0 million as required. As of September 28, 2014, Lakes reduced the carrying value of the investment in Rock Ohio Ventures to its estimated fair value of zero due to the determination that the investment had experienced an other-than-temporary impairment (see note 7, Investment in Rock Ohio Ventures, LLC). Lakes may invest additional capital up to $4.1 million as needed to maintain its equity position in Rock Ohio Ventures. If Lakes chooses not to fund additional amounts of capital as needed to maintain its equity position in Rock Ohio Ventures, it will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what its $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

Jerry Argovitz Litigation

On March 12, 2014, Lakes received a demand for arbitration from Jerry Argovitz (“Argovitz”) relating to a Consent and Agreement to Buyout and Release by and between Argovitz and Lakes KAR Shingle Springs, LLC (“LKAR”), Lakes Entertainment, Inc., and Lakes Shingle Springs, Inc. dated January 30, 2003 (“Buyout Agreement”).  The Buyout Agreement provided that LKAR was to make certain payments to Argovitz for so long as LKAR was managing the Red Hawk Casino for the Shingle Springs Tribe.  Lakes made the payments required under the Buyout Agreement while it was managing the Red Hawk Casino, and discontinued the payments after its management contract to manage the Red Hawk Casino was terminated.  Argovitz asserted claims for breach of the Buyout Agreement and the implied covenant of good faith and fair dealing relating to the payments he alleged he was entitled to receive after the management agreement was terminated.  He sought damages of approximately $2.7 million, plus interest, costs, and attorney fees.

On September 9, 2014, Argovitz was awarded approximately $2.4 million related to the arbitration action brought by Argovitz against Lakes. As a result, Lakes recognized charges related to arbitration award in its consolidated statement of operations of approximately $2.5 million during the third quarter of 2014, which included the $2.4 million award and $0.1 million of legal fees. The action is now closed and no further claims can be made by Argovitz related to this matter.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals. Lakes continues to believe that the suit is without merit and will continue to vigorously defend the matter.

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

	Rocky Gap	Indian Casino Projects	Other	Eliminations	Consolidated

Three months ended September 28, 2014
Net revenue	$15.9	$—	$0.5	$(0.5)	$15.9
Management fee revenue – Rocky Gap	—	—	0.5	(0.5)	—
Management fee expense – Rocky Gap	(0.5)	—	—	0.5	—
Impairments and other losses	—	—	(21.0)	—	(21.0)
Depreciation and amortization expense	(0.8)	—	(0.1)	—	(0.9)
Earnings (loss) from operations	1.7	—	(24.5)	—	(22.8)
Interest expense	(0.3)	—	—	—	(0.3)

Three months ended September 29, 2013
Net revenue	$14.1	$1.4	$0.4	$(0.4)	$15.5
Management fee revenue – Rocky Gap	—	—	0.4	(0.4)	—
Management fee expense – Rocky Gap	(0.4)	—	—	0.4	—
Impairments and other losses	—	(3.4)	—	—	(3.4)
Amortization of intangible assets related to Indian casino projects	—	(0.2)	—	—	(0.2)
Depreciation and amortization expense	(0.7)	—	(0.1)	—	(0.8)
Earnings (loss) from operations	0.7	19.0	(0.9)	—	18.8
Interest expense	(0.3)	(0.1)	—	—	(0.4)

Nine months ended September 28, 2014
Net revenue	$42.2	$—	$1.3	$(1.2)	$42.3
Management fee revenue – Rocky Gap	—	—	1.2	(1.2)	—
Management fee expense – Rocky Gap	(1.2)	—	—	1.2	—
Impairments and other losses	—	—	(21.0)	—	(21.0)
Depreciation and amortization expense	(2.5)	—	(0.1)	—	(2.6)
Earnings (loss) from operations	2.7	—	(26.8)	—	(24.1)
Interest expense	(0.9)	—	—	—	(0.9)

Nine months ended September 29, 2013
Net revenue	$19.5	$7.7	$0.6	$(0.5)	$27.3
Management fee revenue – Rocky Gap	—	—	0.5	(0.5)	—
Management fee expense – Rocky Gap	(0.5)	—	—	0.5	—
Impairments and other losses	—	3.4	—	—	3.4
Amortization of intangible assets related to Indian casino projects	—	(0.7)	—	—	(0.7)
Depreciation and amortization expense	(1.3)	—	(0.2)	—	(1.5)
Earnings (loss) from operations	(4.3)	24.8	(4.9)	—	15.6
Interest expense	(0.4)	(0.5)	—	—	(0.9)

As of September 28, 2014
Total assets	$37.9	$—	$84.2	$—	$122.1
Capital expenditures	4.4	—	0.1	—	4.5
Investment in unconsolidated investees	—	—	—	—	—

As of December 29, 2013
Total assets	$34.4	$—	$112.9	$—	$147.3
Capital expenditures	20.6	—	0.1	—	20.7
Investment in unconsolidated investees	—	—	21.0	—	21.0

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties.   An overview of our projects as of September 28, 2014 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals (“VLTs”), 17 table games including poker, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

•

We have an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park in Florence, Kentucky. As of September 28, 2014, we have invested approximately $21.0 million to Rock Ohio Ventures. As of September 28, 2014, we reduced the carrying value of our investment in Rock Ohio Ventures to its estimated fair value of zero due to the determination that the investment had experienced an other-than-temporary impairment. We currently maintain a 10% interest in Rock Ohio Ventures’ 80% ownership in its gaming properties. If we choose not to fund additional amounts of capital, up to $4.1 million, as needed to maintain our equity position in Rock Ohio Ventures, we will maintain an ownership position in Rock Ohio Ventures in a pro rata amount of what our $2.8 million initial payment is to the total amount of equity funded to develop casino operations, and all equity funded in excess of the initial $2.8 million is required to be repurchased at an amount equal to the price paid. Payment to Lakes in the event of such repurchase would be deferred and paid in accordance with the terms of the Rock Ohio Ventures First Amended and Restated Operating Agreement.

The Horseshoe Casino Cleveland opened in May 2012. The casino features approximately 1,600 slot machines, 89 table games, a 30-table poker room and multiple food and beverage outlets. The Horseshoe Casino Cincinnati opened in March 2013 and features approximately 2,000 slot machines, 118 table games (including poker), food and beverage outlets, and a parking structure with approximately 2,500 parking spaces. The Thistledown Racino features approximately 1,150 VLTs, which were added to its existing racetrack in April 2013. Turfway Park is a thoroughbred horseracing track located in Florence, Kentucky.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 28, 2014.

Three months ended September 28, 2014 compared to the three months ended September 29, 2013

Net Revenues

Net revenues were $15.9 million for the third quarter of 2014 compared to $15.5 million for the third quarter of 2013. The increase in net revenues for the three months ended September 28, 2014 compared to the three months ended September 29, 2013 was due to additional net revenue of $1.8 million related to the operation of Rocky Gap, primarily due to additional net revenue associated with increased win per-unit per-day. Included in net revenues for the three months ended September 29, 2013 were $1.4 million in management fees earned related to the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statements of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $8.9 million for the third quarter of 2014 compared to $8.2 million for the third quarter of 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from an increase in gaming-related expenses, most notably gaming taxes, due to the increase in gaming-related revenue in the current year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.5 million for the third quarter of 2014 compared to $5.4 million for the third quarter of 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $1.5 million and $1.3 million for the third quarters of 2014 and 2013, respectively, and Rocky Gap selling, general and administrative expenses of $4.0 million and $4.1 million for the third quarters of 2014 and 2013, respectively.

For the third quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.7 million, building and rent expenses of $0.6 million, and professional fees of $0.6 million. For the third quarter of 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.6 million (including share-based compensation), marketing and advertising expenses of $1.0 million, building and rent expenses of $0.8 million and professional fees of $0.4 million.

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

Charges Related to Arbitration Award

On September 9, 2014, Lakes received notice of Final Award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Jerry Argovitz approximately $2.4 million. As a result, Lakes recognized an expense of approximately $2.5 million, which includes $0.1 million of legal fees, during the third quarter of 2014.

Impairments and Other Losses

Lakes recognized impairments and other losses of $21.0 million during the third quarter of 2014 related to its investment in Rock Ohio Ventures. Based on current information provided by Rock Ohio Ventures, Lakes has determined that there is now significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties have not performed as expected, which has led to forecasted potential working capital requirement issues that did not exist in prior quarters. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment to its estimated fair value of zero as of September 28, 2014.

During the third quarter of 2013, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible during the third quarter of 2013.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.2 million for the third quarter of 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for the third quarter of 2014.

Depreciation and Amortization

Depreciation and amortization was $0.9 million for the third quarter of 2014 compared to $0.8 million for the third quarter of 2013. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other income (expense), net was $(0.3) million for the third quarter of 2014 compared to $0.8 million for the third quarter of 2013. A significant portion of the 2013 amount was related to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for either the third quarter of 2014 or 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was 0% for each of the third quarters of 2014 and 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Nine months ended September 28, 2014 compared to the nine months ended September 29, 2013

Net Revenues

Net revenues were $42.3 million for the nine months ended September 28, 2014 compared to $27.3 million for the nine months ended September 29, 2013. The increase in net revenues was due to additional net revenue of $22.7 million related to the operation of Rocky Gap which commenced gaming operations on May 22, 2013. Included in net revenues for the nine months ended September 29, 2013 were $7.8 million in management fees earned related to the management of the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statements of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $24.4 million for the nine months ended September 28, 2014 compared to $12.2 million for the nine months ended September 29, 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from the inclusion of a full period of gaming-related expenses as gaming commenced in May 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $16.9 million for the nine months ended September 28, 2014 compared to $13.8 million for the nine months ended September 29, 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $5.5 million and $5.3 million for the nine months ended 2014 and 2013, respectively, and Rocky Gap selling, general and administrative expenses of $11.4 million and $8.5 million for the nine months ended 2014 and 2013, respectively. The increase in Rocky Gap selling, general and administrative expenses was due primarily to the addition of gaming during May 2013.

For the nine months ended September 28, 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $8.4 million (including share-based compensation), marketing and advertising expenses of $2.0 million, building and rent expenses of $2.0 million, professional fees of $1.7 million and business development expenses of $0.8 million. For the nine months ended September 29, 2013, selling, general and administrative expenses consisted primarily of payroll and related expenses of $6.7 million (including share-based compensation), marketing and advertising expenses of $1.5 million, building and rent expenses of $1.7 million and professional fees of $2.2 million.

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

Gain on Sale of Cost Method Investment

During the nine months ended September 28, 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida for a total of $2.6 million. Per the agreement, on April 21, 2014, Lakes received $1.0 million in exchange for 40% of Lakes’ interest in the project. Upon the receipt of the payment during the second quarter of 2014, Lakes recognized a $1.0 million gain on sale of cost method investment since this asset had previously been written off.

Charges Related to Arbitration Award

On September 9, 2014, Lakes received notice of Final Award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Jerry Argovitz approximately $2.4 million. As a result, Lakes recognized an expense of approximately $2.5 million, which includes $0.1 million of legal fees, during the third quarter of 2014.

Impairments and Other Losses

During the nine months ended September 28, 2014, Lakes recognized impairments and other losses of $21.0 million related to its investment in Rock Ohio Ventures. Based on current information provided by Rock Ohio Ventures, Lakes has determined that there is now significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties have not performed as expected, which has led to forecasted potential working capital requirement issues that did not exist in prior quarters. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment to its estimated fair value of zero as of September 28, 2014.

During the nine months ended September 29, 2013, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that are directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible for nine months ended September 29, 2013.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. There were no preopening expenses during the nine months ended September 28, 2014. During the nine months ended September 29, 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.7 million for the nine months ended September 29, 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for the nine months ended September 28, 2014.

Depreciation and Amortization

Depreciation and amortization was $2.6 million for the nine months ended September 28, 2014 compared to $1.5 million for the nine months ended September 29, 2013. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other income (expense), net was $(0.6) million for the nine months ended September 28, 2014 compared to $3.9 million for the nine months ended September 29, 2013. A significant portion of the 2013 amount was related to non-cash interest income associated with accretion on notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for either the nine months ended September 28, 2014 or September 29, 2013 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was 0% for each of the nine months ended September 28, 2014 and September 29, 2013. The effective tax rate differs from the federal tax rate of 35% for both periods primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Outlook

Historically, a portion of Lakes’ revenues have come from the management of Indian casino properties. As a result of the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes’ subsequent consolidated statements of operations have not included revenues from the management of Indian casino properties. During the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of September 28, 2014, we had $33.4 million in cash and cash equivalents and $47.3 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

During the three and nine months ended September 29, 2013, our management fee revenues were derived from the management of the Red Hawk Casino. On July 17, 2013, we entered into a Debt Termination Agreement with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino. Per the terms of the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million on August 29, 2013. This Debt Payment constituted full and final payment of all debt owed to us by the Shingle Springs Tribe. As of the Payment Date, the Shingle Springs Notes were valued at $39.7 million. The face value of the Shingle Springs Notes including accrued interest was $69.7 million as of the Payment Date. The management agreement under which Lakes was managing the Red Hawk Casino also terminated on the Payment Date, and as a result, we no longer earn fees for the management of the Red Hawk Casino.

We have a $17.5 million financing facility that was used to finance a portion of the Rocky Gap gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $12.1 million remains outstanding as of September 28, 2014. Although we do not currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

Gaming revenues and expenses are included in operations from May 22, 2013, the date that the gaming facility opened for public play.

We have invested $21.0 million in Rock Ohio Ventures which was determined to be impaired and was reduced to its estimated fair value of zero as of September 28, 2014. Per our agreement with Rock Ohio Ventures related to the casino properties in Cincinnati and Cleveland, Ohio, the Thistledown Racetrack in North Randall, Ohio and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky, we may invest additional funds of up to $4.1 million in those projects.

On April 21, 2014, Lakes entered into a redemption agreement with Dania Entertainment Holdings (“DEH”) that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in Dania Entertainment Center, LLC (the entity that owns the Dania Casino & Jai Alai in Dania Beach, Florida) (“DEC”). Concurrently, Lakes entered into an agreement with an unrelated third party to sell its ownership in DEC for approximately $2.6 million. Lakes had invested $4.0 million in this project, which was previously written down to zero. Lakes received $1.0 million on April 21, 2014 in exchange for 40% of its ownership. On October 17, 2014, ONDISS paid the entire remaining amount due to Lakes at a discounted amount of approximately $1.4 million. Upon receipt of such payment, Lakes transferred its remaining ownership in DEC to ONDISS.

We had an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expired on October 28, 2014. As of September 28, 2014, no amounts were outstanding under the Loan Agreement.

On September 9, 2014, Jerry Argovitz was awarded approximately $2.4 million related to an arbitration action brought by Jerry Argovitz against Lakes. As a result, Lakes remitted the $2.4 million and recognized charges related to arbitration award in its consolidated statements of operations of approximately $2.5 million during the third quarter of 2014, which included the $2.4 million award and $0.1 million of legal fees.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 28, 2014, our investment portfolio included $47.3 million of commercial paper, corporate bonds and certificates of deposit classified as fixed income securities and cash and cash equivalents of $33.4 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”). Originally issued in 1992 (the “1992 Framework”), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 28, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Jerry Argovitz Litigation

On March 12, 2014, Lakes received a demand for arbitration from Jerry Argovitz (“Argovitz”) relating to a Consent and Agreement to Buyout and Release by and between Argovitz and Lakes KAR Shingle Springs, LLC (“LKAR”), Lakes Entertainment, Inc., and Lakes Shingle Springs, Inc. dated January 30, 2003 (“Buyout Agreement”).  The Buyout Agreement provided that LKAR was to make certain payments to Argovitz for so long as LKAR was managing the Red Hawk Casino for the Shingle Springs Tribe.  Lakes made the payments required under the Buyout Agreement while it was managing the Red Hawk Casino, and discontinued the payments after its management contract to manage the Red Hawk Casino was terminated.  Argovitz asserted claims for breach of the Buyout Agreement and the implied covenant of good faith and fair dealing relating to the payments he alleged he was entitled to receive after the management agreement was terminated.  He sought damages of approximately $2.7 million, plus interest, costs, and attorney fees.

On September 9, 2014, Argovitz was awarded approximately $2.4 million related to the arbitration action brought by Argovitz against Lakes. As a result, Lakes recognized charges related to arbitration award in its consolidated statement of operations of approximately $2.5 million during the third quarter of 2014, which included the $2.4 million award and $0.1 million of legal fees. The action is now closed and no further claims can be made by Argovitz related to this matter.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals. Lakes continues to believe that the suit is without merit and will continue to vigorously defend the matter.

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

Dated: November 12, 2014