Form 10-K
period 2014-12-28
LAKES ENTERTAINMENT INC
filed 2015-03-12
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

As of March 9, 2015, 13,391,578 shares of the Registrant’s Common Stock were outstanding. Based upon the last sale price of the Common Stock as reported on the NASDAQ Global Market on June 27, 2014 (the last business day of the Registrant’s most recently completed second quarter), the aggregate market value of the Common Stock held by non-affiliates of the Registrant as of such date was $96.2 million. For purposes of these computations, affiliates of the Registrant are deemed only to be the Registrant’s executive officers and directors.

Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Annual Report on Form 10-K and other materials filed or to be filed by Lakes Entertainment, Inc. with the United States Securities and Exchange Commission (“SEC”) as well as information included in oral statements or other written statements made or to be made by Lakes Entertainment, Inc. contain statements that are forward-looking, such as plans for future expansion and other business development activities as well as other statements regarding capital spending, financing sources and the effects of regulation (including gaming and tax regulation), competition, and the Merger discussed herein. These forward-looking statements may be identified by the use of words such as “expect,” “anticipate,” “believe,” “estimate,” “potential,” “should”, “will” or similar words intended to identify information that is not historical in nature. These forward-looking statements are based on current expectations and assumptions of management of Lakes Entertainment, Inc. and such forward looking information involves important risks and uncertainties that could significantly affect the anticipated results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements made by or on behalf of Lakes Entertainment, Inc.

These risks, uncertainties and changes in circumstances include, but are not limited to (a) the need for potential future financing to meet Lakes Entertainment, Inc.’s development needs and expansion goals; (b) the highly competitive industry in which Lakes Entertainment, Inc. operates; (c) possible changes in regulations; (d) risks of entry into new businesses; (e) reliance on Lakes Entertainment, Inc.’s management; and (f) litigation costs.

In addition, the risks, uncertainties and changes in circumstances relating to the proposed Merger with Sartini Gaming, Inc. and the related Merger Agreement and provisions therein, as discussed elsewhere in this Annual Report on Form 10-K, include, but are not limited to (a) the possibility that the Merger does not close when expected or at all; (b) the ability and timing to obtain required regulatory approvals (including approval from gaming regulators) and approval by the shareholders of Lakes Entertainment, Inc., and to satisfy or waive other closing conditions, including expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (if applicable), or that the parties to the Merger Agreement may be required to modify aspects of the Merger Agreement to achieve regulatory approval; (c) the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement or could otherwise cause the Merger to fail to close; (d) the ability of Lakes Entertainment, Inc., and Sartini Gaming, Inc. to promptly and effectively integrate their respective businesses; (e) the outcome of any legal proceedings that may be instituted in connection with the Merger; (f) the receipt of an unsolicited offer from another party for an alternative business transaction that could interfere with the proposed Merger; (g) the ability of Lakes Entertainment, Inc. to monetize non-core assets prior to the closing of the Merger; (h) the ability to retain key employees of Lakes Entertainment, Inc. and Sartini Gaming, Inc.; (i) that there may be a material adverse change affecting Lakes Entertainment, Inc. or Sartini Gaming, Inc., or that the respective businesses of Lakes Entertainment, Inc. or Sartini Gaming, Inc. may suffer as a result of uncertainty surrounding the Merger; (j) the occurrence of an “ownership change,” as defined in Section 382 of the Internal Revenue Code of 1986, as amended; and (k) the risks described in the “Risk Factors” section in Item 1A of this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on any of these forward-looking statements.

PART I

ITEM 1.  BUSINESS

Business Overview

Lakes Entertainment, Inc., a Minnesota corporation (“Lakes”, “we”, “our” or “us”), develops, finances, manages and owns casino properties. We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which includes a gaming facility, hotel, an event and conference center, spa, four restaurants and the only Jack Nicklaus signature golf course in Maryland. We began managing the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) when it opened to the public on December 17, 2008 and terminated the management agreement on August 29, 2013. See note 20, Segment Information, to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for information on our segments.

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

Pending Merger with Sartini Gaming, Inc.

On January 25, 2015, Lakes entered into an agreement and plan of merger (the "Merger Agreement") with Sartini Gaming, Inc. (“Golden Gaming”), which owns and operates Golden Gaming, LLC. Golden Gaming is a leading owner and operator of distributed gaming, taverns and casinos, all of which are focused on the Nevada local gaming market. At closing, Golden Gaming will combine with a wholly-owned subsidiary of Lakes, with Golden Gaming surviving as a wholly-owned subsidiary of Lakes (the “Merger”). Lakes will remain publicly traded and be renamed Golden Entertainment, Inc. upon closing. The legacy Golden Gaming shareholder will be issued shares of Lakes common stock under the Merger Agreement. Lakes’ shareholders at the time of the Merger closing will retain the existing Lakes common stock.

Under the terms of the Merger Agreement, Lakes is valued at $9.57 per share, subject to working capital and various other adjustments under the Merger Agreement. The value of Golden Gaming under the Merger Agreement will be determined by multiplying 7.5 times Golden Gaming’s trailing twelve-month consolidated earnings before interest, taxes, depreciation and amortization, less debt and subject to working capital and various other adjustments.  The terms of the transaction and Merger Agreement are explained in greater detail in the Current Report on Form 8-K filed by Lakes with the SEC, which is available on the SEC's website at www.sec.gov under "Lakes Entertainment".

Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) certain gaming approvals having been obtained from the relevant gaming authorities, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (vi) the refinancing of certain indebtedness of Golden Gaming, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (viii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

The Merger Agreement also contains certain termination rights for each of Lakes and Golden Gaming, including if the Merger is not consummated by November 3, 2015 (subject to automatic extension to February 1, 2016 if all conditions to closing other than specified gaming approvals have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement, under specified circumstances, Lakes is required to pay Golden Gaming a cash termination fee of $5.0 million or reimburse Golden Gaming’s transaction expenses up to $0.5 million. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement, under specified circumstances, Golden Gaming will be required to reimburse Lakes’ transaction expenses up to $0.5 million.

Contemporaneous with entering into the Merger Agreement, Lakes has also amended and restated its Rights Agreement dated as of December 12, 2013, to help preserve its ability to utilize approximately $89.0 million of federal net operating tax loss carryforwards by, among other things, lowering the voting securities ownership threshold of an acquiring person from 15% to 4.99%, and making such other changes which Lakes deemed necessary to effectuate the purposes of the Rights Agreement in light of the transactions contemplated by the Merger Agreement.

Rocky Gap Casino Resort

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland which Lakes acquired on August 3, 2012 for $6.8 million. The resort included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland. In connection with the closing of the acquisition of Rocky Gap, Lakes entered into a 40 year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources (the “Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

After acquiring Rocky Gap, Lakes converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013 and features 577 video lottery terminals (“VLTs”), 15 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost. Lakes has a financing facility that was used to finance $13.4 million of the project costs. The amount outstanding on this financing facility as of December 28, 2014 was $11.7 million.

Investment in Rock Ohio Ventures, LLC

As of December 28, 2014, Lakes had a 10% ownership investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owned 80% of each of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. As of December 28, 2014, Lakes had invested a total of $21.0 million in Rock Ohio Ventures. During fiscal 2014, this cost method investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero. Effective January 25, 2015, Lakes sold its investment in Rock Ohio Ventures to DG Ohio Ventures, LLC for approximately $0.8 million.

Investment in Dania Entertainment Holdings, LLC

Lakes had an investment in Dania Entertainment Holdings, LLC (“DEH”) that maintained an ownership interest in Dania Entertainment Center, LLC (“DEC”), which owns and operates the Dania Casino and Jai Alai in Dania Beach, Florida. As part of a previous plan to purchase the property, during 2011 Lakes loaned $4.0 million to DEC which was written down to zero during the third quarter of 2011 when the acquisition did not close. On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with ONDISS Corp. (“ONDISS”) to sell its ownership in DEC to ONDISS. Lakes received $2.4 million from ONDISS during fiscal 2014 in exchange for its entire ownership interest in DEC.

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

Development and Financing of the Jamul Casino

Lakes entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Lakes terminated the agreement with the Jamul Tribe in March 2012. As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination. All of the fiscal 2012 advances are included as impairment charges in Lakes’ consolidated statement of operations for the fiscal year ended December 30, 2012. Lakes has determined the fair value of its notes receivable from the Jamul Tribe to be zero as of December 28, 2014 and December 29, 2013.

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

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that granted Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Original Option Agreement”).

On April 24, 2014, Lakes entered into Amendment No. 1 to the Intercreditor Agreement (“Amended Intercreditor Agreement”) with Penn National and the Jamul Tribe. The Amended Intercreditor Agreement gives Penn National the right to refinance the senior debt, provided that the outstanding senior debt does not exceed $400 million and the maturity date is not extended beyond seven years after the opening of the gaming facility. If the senior debt is not repaid within such seven year period, Lakes will have the right to receive up to $1.5 million in principal payments per quarter based on a formula of cash availability.

Lakes also entered into an Amended and Restated Option Agreement (“Amended Option Agreement”) with Penn National on May 15, 2014. The Original Option Agreement provided that the purchase price for the land would be $7.0 million, increasing 1% each year, but that Penn National had no obligation to purchase the land. The Amended Option Agreement reduced the purchase price of the land to $5.5 million, but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

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

Rocky Gap Casino Resort

VLT operations in Maryland are regulated by the Maryland Lottery and Gaming Control Agency. State legislation restricts the number of licenses the State of Maryland can issue to six. The Allegany County license was awarded to Rocky Gap. Licenses have been previously granted for Anne Arundel, Baltimore, Cecil and Worcester counties and the locations are currently in operation. A license was awarded for Prince George’s county and the project is currently in the development stage. Any additional forms or expansion of commercial gaming in Maryland is prohibited, unless approved by a voter referendum. Rocky Gap also competes for customers with gaming properties in adjacent states, including Pennsylvania and West Virginia.

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

Real Estate Holdings

Lakes owns parcels of undeveloped land in California related to its previous involvement in a potential Indian casino project with the Jamul Tribe. This land is currently under option by Penn National. Lakes also owned undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma, which Lakes sold during the third quarter of 2014. In August 2012, Lakes acquired Rocky Gap in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park which is subject to the Lease Agreement with the Maryland DNR.

Lakes owns an office building and related land in Minnesota for its corporate offices. In connection with entering into the Merger Agreement with Golden Gaming during fiscal 2015, Lakes plans to sell its corporate office facility and related land in Minnesota.

Employees

At December 28, 2014, Lakes had 504 employees, of which 365 were full-time employees. The majority of Lakes’ employees are employees of Rocky Gap, and approximately 60% of these employees are covered by a collective bargaining agreement that became effective on November 1, 2013. The collective bargaining agreement expires on November 1, 2019. Lakes believes its relations with employees are satisfactory.

Lakes has assembled a strong team of gaming industry experts, well-versed in all aspects of casino development, construction and management. The Lakes team has individual specialists on staff mirroring each of the functional areas found in a casino project. The functional areas include gaming operations, construction and development, finance/accounting, legal/regulatory, systems/information technology, food and beverage, marketing and human resources.

Lakes’ management believes this team represents a valuable asset that provides a competitive advantage in pursuing casino and other business opportunities.

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

Risks Relating to our Business

Economic conditions may cause declines in casino gaming activity and other consumer spending which could adversely affect the financial performance of the casino we own and result in lower revenue and income to us.

Our operating results and performance depend significantly on economic conditions and their impact on consumer spending in the casino we own.  A decline in consumer spending may cause the revenue generated from the casino we own to be adversely impacted.

Extreme competition exists in the gaming industry.

The gaming industry is highly competitive and continues to proliferate throughout the country as more jurisdictions are choosing to allow gaming or its expansion, including online gaming. The casino owned by us competes with all forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment. We also compete with other gaming companies for opportunities to acquire legal gaming sites in emerging gaming jurisdictions and for the opportunity to manage casinos on Indian land. Some of our competitors have greater financial and other resources than we do which limits our ability to pursue certain opportunities. Further expansion of gaming could also significantly adversely affect our business.

Because our primary source of revenue is generated from the operation of Rocky Gap, our failure to develop new profitable business opportunities, either through the Merger with Golden Gaming or otherwise, will impact our future growth, cash flow and profitability.

A significant source of our historical revenues was generated from our management and development of Indian casinos. We have no current existing agreements to manage Indian casinos. Currently, our only source of operating revenue is from the operation of Rocky Gap. If Rocky Gap isn’t profitable, or if we fail to develop new profitable business opportunities, either through the Merger with Golden Gaming or otherwise, our future growth, cash flow and profitability will be adversely impacted.

Our entry into new businesses may result in future losses.

We may diversify into other businesses, including the businesses of Golden Gaming if the Merger is completed. Such businesses could involve business risks separate from the risks we have historically faced and these investments may result in future losses to us. These risks include but are not limited to negative cash flow; initial high development costs of new products and/or services without corresponding sales pending receipt of corporate and regulatory approvals; market introduction and acceptance of new products and/or services; and obtaining regulatory approvals required to conduct the new businesses. Diversification activities may never successfully add to our future revenues and income and the costs of evaluating potential business opportunities may adversely impact our profitability during the periods they are incurred.

The commencement or completion of future potential casino development projects, if any are attempted, may be significantly delayed or prevented due to a variety of factors, many of which are beyond our control, which could have a material adverse effect on our profitability, cash flow and financial condition.

The opening of any future facility will be contingent upon, among other things, receipt of all regulatory licenses, permits, allocations and authorizations, the completion of construction and the hiring and training of sufficient personnel. The scope of the approvals required to construct and open a facility will be extensive, and the failure to obtain such approvals could prevent or delay the completion of construction or opening of all or part of a facility or otherwise affect the design and features of a proposed casino.

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

The gaming industry is highly competitive. Gaming activities include: traditional land-based casinos and gaming machines; river boat and dockside gaming; casino gaming on Indian land; state-sponsored lotteries and video poker in restaurants, bars and hotels; pari-mutuel betting on horse racing and dog racing; sports bookmaking; online gaming; and card rooms. The casinos owned or gaming facilities invested in by us compete, and will in the future compete, with all these forms of gaming, and will compete with any new forms of gaming that may be legalized in additional jurisdictions, as well as with other types of entertainment.

We also currently compete with other gaming companies for opportunities to acquire legal gaming sites in emerging and established gaming jurisdictions and for the opportunity to develop and/or manage casinos on Indian land. Many of our competitors have more personnel and may have greater financial and other resources than us. Such competition in the gaming industry could adversely affect our ability to attract customers which would adversely affect our operating results. In addition, further expansion of gaming into new jurisdictions could also adversely affect our business by diverting customers from our casinos to competitors in such jurisdictions.

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

At December 28, 2014, we had $46.6 million in short-term investments which are invested in commercial paper, certificates of deposit and corporate bonds. These short-term investments represented approximately 38% of our total assets. We are subject to the risk that the issuers, guarantors, and/or counterparties of the fixed maturity securities we own may default on principal and/or interest payments they owe us. Our investments in these securities represent an unsecured obligation of the issuer. In these cases, many factors can influence the overall creditworthiness of the issuer and ultimately its ability to service and repay our holdings. This can include changes in the global economy; the company's assets, strategy, or management; shifts in the dynamics of the industries in which they compete; their access to additional funding; and the overall health of the credit markets.

Our investments in certificates of deposit are federally-insured. All of our investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our investments. Any credit-related declines in the fair value of any of our investments we believe are not temporary in nature will negatively impact our net income through impairment losses.

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

The amounts due to us from the Jamul Tribe will likely not be paid unless and until the Jamul Tribe opens a gaming facility on its reservation.

We terminated our agreement with the Jamul Tribe in March 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. As a result of the application of applicable accounting standards, upon termination of our agreement with the Jamul Tribe, we wrote down the value of the notes receivable from the Jamul Tribe to zero. Under the agreement relating to the Merger, it is contemplated than any proceeds received by us as a result of the monetization of these notes within three years of the opening of a casino by the Jamul Tribe would, subject to certain exceptions, be distributed to our shareholders, excluding the current shareholder of Golden Gaming, at such time, if ever, it is received. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. We continue to have a subordinated collateral interest in all revenues from any future casino owned by the Jamul Tribe and in such casino’s furnishings and equipment. Although Penn National is pursuing the development of a casino with the Jamul Tribe, we cannot be assured that we will ultimately be able to monetize the notes from the Jamul Tribe or that amounts owing thereunder will be repaid at all or ever.

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

The failure to maintain the integrity of our computer systems and internal customer information could result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data.

We collect information relating to our guests for various business purposes, including marketing and promotional purposes. The collection and use of personal data are governed by privacy laws and regulations enacted in the United States and other jurisdictions around the world. Privacy regulations continue to evolve and on occasion may be inconsistent from one jurisdiction to another. Compliance with applicable privacy regulations may increase our operating costs and/or adversely impact our ability to market our products, properties and services to our guests. In addition, non-compliance with applicable privacy regulations by us (or in some circumstances non-compliance by third parties engaged by us) or a breach of security on systems storing our data may result in damage to our reputation and/or subject us to fines, payment of damages, lawsuits or restrictions on our use or transfer of data. We also rely extensively on computer systems to process transactions, maintain information and manage our businesses. Disruptions in the availability of our computer systems, through cyber-attacks or otherwise, could impact our ability to service our customers and adversely affect our sales and results of operations.

Our Articles of Incorporation and Bylaws may discourage lawsuits and other claims against our directors.

Our Articles of Incorporation and Bylaws provide, to the fullest extent permitted by Minnesota law, that our directors shall have no personal liability for breaches of their fiduciary duties to us. In addition, our bylaws provide for mandatory indemnification of directors and officers to the fullest extent permitted by Minnesota law. These provisions may reduce the likelihood of derivative litigation against our directors and may discourage shareholders from bringing a lawsuit against directors for a breach of their duty.

Our Articles of Incorporation contain provisions that could discourage or prevent a potential takeover, even if the transaction would be beneficial to our shareholders.

Our Articles of Incorporation authorize our Board of Directors to issue up to 100 million shares of capital stock, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by our shareholders. The Board of Directors may authorize additional classes or series of shares that may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions that could adversely affect the rights of holders of our common stock and reduce the value of our common stock. Additional classes of stock that may be authorized by our Board of Directors for issuance in the future could make it more difficult for a third party to acquire us, even if a majority of our holders of common stock approved of such acquisition.

The rights that have been and may in the future be granted to our shareholders may allow our Board of Directors and management to deter a potential acquisition of our company.

Our Board of Directors has adopted an amended and restated shareholder rights agreement effective as of January 25, 2015, to help protect our ability to utilize the tax benefits of certain loss carryforwards. The rights under this agreement will expire on January 25, 2016, unless our shareholders approve the agreement, in which case the rights will continue in effect until the third anniversary of the closing of the Merger unless, prior to such time, the Board of Directors has determined that the loss carryforwards are no longer available to be utilized or are immaterial to our business. Under the rights agreement, rights to purchase common stock were issued to holders of common stock as of December 12, 2013, the original date of adoption of the rights agreement. These rights become exercisable under certain circumstances in which someone acquires 5% or more, subject to certain exceptions, of our outstanding common stock. As a result of the agreement, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our Board of Directors and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with the Board of Directors or management or to comply with certain bid criteria could add complexity to a proposed takeover.

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

In the event a shareholder’s background or status jeopardizes our current or proposed gaming licensure, we may be required to redeem such shareholder’s securities in order to continue gaming operations or obtain a gaming license. This redemption may divert our cash resources from other productive uses and require us to obtain additional financing which, if in the form of equity financing, would be dilutive to our shareholders. Further, any debt financing may involve additional restrictive covenants and further leveraging of our finite assets. The inability to obtain additional financing to redeem a disqualified shareholder’s securities may result in the loss of a current or potential gaming license.

The price of our common stock may be adversely affected by significant price fluctuations due to a number of factors, many of which are beyond our control.

The market price of our common stock has experienced significant fluctuations and may continue to fluctuate in the future. The market price of our common stock may be significantly affected by many factors, including:

•     obtaining all necessary regulatory approvals for potential casino development projects or the Merger;

•     litigation surrounding our casino development projects or the Merger;

•     our ability to successfully complete the Merger;

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

As of December 28, 2014, we had options outstanding to acquire 0.8 million shares of our common stock, exercisable at prices ranging from $3.78 to $12.85 per share, with a weighted average exercise price of approximately $6.09 per share. As of December 28, 2014, there were 276,635 remaining shares available to grant under the existing stock option plans.

The market price of our common stock may be reduced by future sales of our common stock in the public market.

Sales of substantial amounts of our common stock in the public market, including sales of common stock that are not currently freely tradable, or even the potential for such sales, could have an adverse effect on the market price for shares of our common stock and could impair the ability of purchasers of our common stock to recoup their investment or make a profit. As of December 28, 2014, these shares consist of approximately 3.9 million shares beneficially owned by our executive officers and directors.

Risks Related to the Merger

As previously announced, on January 25, 2015 we entered into a Merger Agreement with Sartini Gaming, Inc. pursuant to which we will issue a substantial number of shares of our common stock to the shareholders of Golden Gaming. The Merger, whether or not consummated, may result in a loss of key personnel and may disrupt our other key business activities, including our relationships with third parties and ongoing pursuit of strategic relationships, which may have an adverse impact on our financial performance. The Merger Agreement in general requires us to operate our business in the ordinary course pending consummation of the Merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute our business strategies and attain our financial goals. In addition, with certain exceptions, the Merger Agreement prohibits us from, among other things, declaring any dividends, granting any stock options or restricted stock or repurchasing shares of our common stock, in each case prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement. Additionally, we have incurred and will continue to incur substantial financial, legal and other professional fees and expenses in connection with the Merger, most of which must be paid even if the Merger is not completed.

We may fail to complete the Merger if certain required conditions, many of which are outside of our control, are not satisfied.

Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) certain gaming approvals having been obtained from the relevant gaming authorities, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (vi) the refinancing or amendment of certain indebtedness of Golden Gaming, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (viii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

Despite our best efforts, we may not be able to satisfy or receive in a timely fashion the various closing conditions and obtain the necessary approvals, and such failure or delay in completing the Merger may cause uncertainty or other negative consequences that may materially and adversely affect our performance, financial condition, results of operations, price per share of our common stock and perceived acquisition value.

Failure to complete the Merger could adversely affect our business, financial condition, results of operations, and cash flows.

Failure to complete the Merger could adversely impact our business, financial condition, results of operations and stock price. If the conditions to completion of the Merger are not met or if the Merger is not completed for any other reason, we will be subject to several risks, including without limitation, (i) the price of our common stock may decline if the Merger is not completed, to the extent our current stock price reflects a market assumption that the Merger will occur; (ii) we will remain liable for significant transaction costs that would be payable even if the Merger is not completed; (iii) a failed transaction may result in negative publicity and a negative impression of us in the investment community; (iv) matters related to the Merger have required and may require substantial commitments of time and resources by our management that could otherwise have been devoted to other business opportunities that would have been beneficial to us; and (v) any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our employees, vendors, and customers could continue or accelerate in the event of a failed transaction.

The Merger Agreement and ancillary agreements contain provisions that could discourage or limit our ability to pursue an alternative acquisition proposal to the Merger. The Merger Agreement prohibits us from initiating, soliciting or knowingly encouraging the submission of, or participating in any discussions or negotiations with respect to certain alternative acquisition proposals with third parties, subject to the exceptions in the Merger Agreement. In addition, Lyle Berman and other certain significant shareholders affiliated with Mr. Berman or another of Lakes' directors have entered into a voting and support agreement with Golden Gaming, pursuant to which such shareholders have agreed to vote in favor of the approval of the Merger Agreement and the transactions contemplated thereby, and to vote against any alternative acquisition proposals. These provisions limit our ability to pursue offers from third parties, or may discourage an otherwise interested third party from considering or proposing an alternative acquisition transaction, even one that could result in greater value to our shareholders than the value resulting from the Merger. Although we are permitted in certain circumstances to consider proposals that may lead to a “superior proposal” (as defined in the Merger Agreement), a potential break-up fee may result in a third party offering a lower value to our shareholders or discourage third parties altogether from pursuing an acquisition proposal with respect to us.

For these and other reasons, failure to consummate the Merger could adversely impact our business, financial condition, results of operations, and cash flows.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on our business, employees, and operations may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the Merger is completed. They could also cause those who do business with us to seek to change existing business relationships or cease doing business with us. Retention of certain employees may be challenging during the pendency of the Merger because of the uncertainty regarding their employment status and future. If key employees depart because of these issues, our business could be negatively impacted. In addition, the Merger Agreement restricts us from making certain acquisitions and taking other specified actions until the Merger is completed without the consent of the other party. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.

Termination of the Merger Agreement could negatively impact us.

In the event the Merger Agreement is terminated, our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, and the market price of our common stock might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and our Board of Directors seeks another merger, business combination, or strategic opportunity, we may not be successful in locating a party willing to offer equivalent or more attractive consideration than the merger consideration provided in the Merger. If the Merger Agreement is terminated, under certain circumstances, we may be required to pay a termination fee of $5.0 million to Golden Gaming or reimburse Golden Gaming for fees and expenses it incurred in an amount not to exceed $0.5 million.

The Merger Agreement contains provisions that may discourage other companies from trying to acquire us for greater merger consideration and may require us to pay a termination fee.

The Merger Agreement contains provisions that may discourage a third party from submitting a business combination proposal to us that might result in greater value to our stockholders than the Merger. These provisions include a general prohibition on us from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions.

In addition, we may be required to pay to Golden Gaming a termination fee of $5.0 million or reimburse Golden Gaming for fees and expenses that it incurred in an amount not to exceed $0.5 million in certain circumstances involving acquisition proposals for competing transactions.

Shareholder litigation against us or our directors could delay or prevent the Merger and cause us to incur significant costs and expenses.

As described in the section “Legal Proceedings” included in Part I, Item 3 of this Annual Report on Form 10-K, we, our merger subsidiary, Golden Gaming, its sole director and shareholder, along with members of our Board of Directors have been named as defendants in various lawsuits related to the Merger Agreement and the proposed Merger with Golden Gaming. As is common for these types of claims, the lawsuits allege that in negotiating the Merger Agreement and related transactions and documentation, the defendants have breached their fiduciary duties to our shareholders and/or have aided and abetted such breaches. Such claims seek, among other things, injunctive relief and an order requiring our relevant directors to pay restitution and/or compensatory damages. One of the conditions to the closing of the Merger is that no restraining order, injunction, judgment, order or decree, shall be in effect that prohibits the consummation of the Merger. Consequently, any lawsuit with respect to the Merger may prevent the Merger from becoming effective within the expected time frame, or at all. Although we believe these lawsuits are without merit, the claims could result in delay of the closing of the Merger and the defense of these claims may be expensive, including expenses incurred with respect to the indemnification of our officers and directors with respect to such claims, and may divert other resources and management’s attention, which could adversely affect our business.

We have and will continue to incur substantial transaction-related costs in connection with the Merger.

We have incurred, and expect to continue to incur, a number of non-recurring transaction-related costs associated with completing the Merger, combining the operations of the two companies, seeking required regulatory approvals, and achieving desired synergies. These fees and costs have been, and will continue to be, substantial. Non-recurring transaction costs include, but are not limited to, fees paid to legal, financial and accounting advisors, severance and benefit costs, filing fees and printing costs. Additional unanticipated costs may be incurred in the integration of the businesses of Lakes and Golden Gaming. These costs may be higher than expected and could have a material adverse effect on our financial conditions and operating results.

We will issue a large number of shares of common stock in connection with the Merger, which will result in substantial dilution to our existing stockholders.

In connection with the Merger, we have agreed to issue shares of our common stock as merger consideration to the stockholders of Golden Gaming. The issuance of shares of common stock in connection with the Merger will result in substantial percentage dilution of our existing shareholders’ ownership interests, and because a substantial portion of the purchase price could be classified as goodwill and other intangible assets, the tangible net book value per share of our common stock may be materially lower after the completion of the Merger. Our issuance of these shares also may have an adverse impact on our net income per share in fiscal periods that include (or follow) the date of the Merger, as we anticipate that the transaction will be dilutive on the basis of net earnings per common share for the foreseeable future following the Merger.

As shares of our common stock issued in the Merger become eligible for resale, the sale of those shares could adversely impact our stock price.

All of the shares of our common stock issued in connection with the Merger will be restricted stock, subject to trading restrictions unless and until such time as they are registered. In connection with the Merger, Lakes is also entering into a registration rights agreement pursuant to which it may be obligated to register the shares of common stock issued in connection with the Merger. At such time as they are registered, a substantial number of shares of our common stock will become eligible for resale. Our stock price may suffer a significant decline as a result of the sudden increase in the number of shares sold in the public market or market perception that the increased number of shares available for sale will exceed the demand for our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Corporate Office Facility

Lakes owns its corporate office building located in Minnetonka, Minnesota and occupies approximately 16,000 square feet of the 65,000 square foot building and has leased a portion of the office space to outside tenants. We are currently searching for a tenant or tenants to lease the remaining space. In connection with entering into the Merger Agreement with Golden Gaming during fiscal 2015, Lakes plans to sell its corporate office facility.

Rocky Gap

In August 2012, Lakes acquired Rocky Gap in Allegany County, Maryland, which is situated on approximately 268 acres in the Rocky Gap State Park and is subject to the Lease Agreement with the Maryland DNR.

ITEM 3.  LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in two complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, Individually and on Behalf of All Others Similarly Situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants, and Anthony Dacquisito, On Behalf of Himself and All Others Similarly Situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by two of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs to Lakes, or both. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

On September 9, 2014, Argovitz was awarded approximately $2.4 million related to the arbitration action brought by Argovitz against Lakes. As a result, Lakes recognized charges related to arbitration award in its consolidated statement of operations of approximately $2.5 million during the fiscal year ended December 28, 2014, which included the $2.4 million award and $0.1 million of legal fees. The action is now closed and no further claims can be made by Argovitz related to this matter.

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals. The matter has been fully briefed by both parties and oral arguments were held on March 3, 2015. A decision is expected in mid-2015. Lakes continues to believe that the suit is without merit and will continue to vigorously defend the matter.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective September 10, 2014, Lakes implemented a 1-for-2 reverse split of its common stock where each two shares of issued and outstanding common stock were converted into one share of common stock. The reverse split reduced the number of shares of our common stock outstanding from approximately 26.8 million to 13.4 million. The par value of the common stock remains at $0.01 per share and the number of authorized shares of common stock decreased from 200 million to 100 million. Proportional adjustments were also made to our outstanding stock options. All share information presented in this Annual Report on Form 10-K gives effect to the reverse stock split.

Lakes’ common stock currently trades on the NASDAQ Global Market under the ticker symbol LACO. The high and low sales prices per share of Lakes’ common stock for each full quarterly period within the two most recent fiscal years are indicated below, as reported on the NASDAQ Global Market:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal Year Ended December 28, 2014:
High	$10.90	$10.56	$9.66	$8.55
Low	7.90	9.30	8.00	6.37

Fiscal Year Ended December 29, 2013:
High	$6.66	$7.34	$8.52	$8.54
Low	5.68	5.56	7.04	7.74

On March 9, 2015, the last reported sale price for the common stock was $8.70 per share. As of March 9, 2015, Lakes had approximately 237 shareholders of record.

Lakes has never paid any cash dividends with respect to its common stock and the current policy of the Board of Directors is to retain any earnings to provide for the growth of Lakes. The payment of cash dividends in the future, if any, will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, Lakes’ overall financial condition and any other factors deemed relevant by the Board of Directors. With certain exceptions, the Merger Agreement prohibits us from declaring any dividends prior to the earlier of the consummation of the Merger or the termination of the Merger Agreement.

No repurchases of Lakes’ common stock were made during the fourth quarter of Lakes’ fiscal year ended December 28, 2014.

Performance Graph

The following graph compares cumulative five-year shareholders’ returns (based on appreciation of the market price of our common stock) on an indexed basis with (i) a broad equity market index and (ii) an appropriate published industry or line-of-business index. The following presentation compares our common stock price during the period from December 31, 2009 to December 31, 2014, to the NASDAQ Composite Index and the Dow Jones US Gambling Index.

We do not believe that we can reasonably identify a peer group that provides a meaningful comparison of shareholder returns. Therefore, we have elected to use the Dow Jones US Gambling Index in compiling our stock performance graph because we believe the Dow Jones US Gambling Index provides a better comparison of shareholder returns for companies in the industry similar to that of ours.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

Cumulative Total Returns

	December 31,
	2009	2010	2011	2012	2013	2014
Lakes Entertainment, Inc.	100.00	113.55	73.71	119.52	157.37	133.89
NASDAQ Composite Index	100.00	117.61	118.70	139.00	196.83	223.74
Dow Jones US Gambling Index	100.00	173.11	160.92	177.84	305.42	247.97

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Fiscal Year Ended or as of:
	Dec. 28, 2014	Dec. 29, 2013	Dec. 30, 2012	Jan. 1, 2012	Jan. 2, 2011
	(1)	(2)	(3)	(4)	(5)
	(In millions, except per share amounts)
Results of Continuing Operations:
Net revenues	$55	$39	$11	$36	$25
Earnings (loss) from operations	(24)	13	(7)	(10)	(41)
Earnings (loss) per share — basic	(1.86)	1.41	0.24	(0.14)	(1.05)
Earnings (loss) per share — diluted	(1.86)	1.40	0.24	(0.14)	(1.05)
Balance Sheet:
Cash and cash equivalents	$35	$38	$32	$39	$45
Total assets	122	147	120	116	127
Total long-term liabilities	9	10	3	5	6
Shareholders’ equity	108	132	112	109	110

(1)	Results for the fiscal year ended December 28, 2014 included the following significant items:

●	Impairment loss of $21.0 million related to the write-down of the cost method investment in Rock Ohio Ventures;
●	Gain of $2.4 million related to the sale of the cost method investment in DEC; and
●	Charges related to arbitration award of $2.5 million related to the matter of Jerry Argovitz v. Lakes.

(2)	Results for the fiscal year ended December 28, 2013 included the following significant items:

●	Recovery of impairment on notes receivable of $17.4 million related to the Debt Termination Agreement with the Shingle Springs Tribe;
●

Gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon entering into the Debt Termination Agreement with the Shingle Springs Tribe;

●

Impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon entering into the Debt Termination Agreement;

●

Impairment charge of $1.0 million related to receivables from related parties that were directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible;

●	Preopening expenses of $1.2 million related to the Rocky Gap project; and
●	Gain of $1.7 million related to the modification of the financing facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%.

(3)	Results for the fiscal year ended December 30, 2012 included the following significant items:

●	Impairment charges of $1.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe;
●	Impairment charges of $1.2 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised;
●	Impairment charge of $1.3 million as a result of selling the majority of the land owned in Vicksburg, Mississippi for an amount less than its recorded book value; and
●	Receipt of a $2.2 million payment related to the settlement of the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP.

(4)	Results for the fiscal year ended January 1, 2012 included the following significant items:

•	Loss on convertible note receivable of $4.0 million related to entering into an agreement for the management and redevelopment of the existing Dania Jai Alai fronton in Dania Beach, Florida.
•	Impairment charges of $3.7 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe;
•	Impairment charges of $1.6 million related to land owned by Lakes in Vicksburg, Mississippi due to continued declines in its estimated fair value;
•	Impairment charge of $3.3 million associated with the early termination of the Company’s aircraft lease; and
•	Unrealized losses of $11.9 million related to the notes receivable associated with the Jamul Casino Project.

(5)	Results for the fiscal year ended January 2, 2011 included the following significant items:

•	Impairment charge on notes receivable of $21.0 million related to the notes receivable with the Shingle Springs Tribe.
•	Impairment charge of $16.7 million related to the intangible assets associated with the Shingle Springs Tribe;
•	Impairment charges of $2.5 million related to the project with the Jamul Tribe;
•	Impairment losses of $2.0 million associated with the land and intangible assets related to the Ioway Casino project;
•	Impairment charges of $1.6 million related to land owned by Lakes in Vicksburg, Mississippi due to continued declines in its estimated fair value;
•	Unrealized gains of $1.6 million related to the notes receivable associated with the Jamul and Ioway Casino Projects; and
•	Gain on divestiture of cost method investment of $23.1 million related to the termination agreement with Penn Ventures.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, “our” or “us”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of our projects impacting fiscal 2014 and 2013 is as follows:

•

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40 year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals, 15 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

•

We had an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park in Florence, Kentucky. As of December 28, 2014, we had invested approximately $21.0 million in Rock Ohio Ventures. During fiscal 2014, we reduced the carrying value of our cost method investment in Rock Ohio Ventures to its estimated fair value of zero due to the determination that the investment had experienced an other-than-temporary impairment. Effective January 25, 2015, we sold our investment in Rock Ohio Ventures to DG Ohio Ventures, LLC for approximately $0.8 million.

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

Pending Merger with Sartini Gaming, Inc.

On January 25, 2015, Lakes entered into an agreement and plan of merger (the "Merger Agreement") with Sartini Gaming, Inc. (“Golden Gaming”), which owns and operates Golden Gaming, LLC. Golden Gaming is a leading owner and operator of distributed gaming, taverns and casinos, all of which are focused on the Nevada local gaming market. At closing, Golden Gaming will combine with a wholly-owned subsidiary of Lakes with Golden Gaming surviving as a wholly-owned subsidiary of Lakes (the “Merger”). Lakes will remain publicly traded and be renamed Golden Entertainment, Inc. upon closing. The legacy Golden Gaming shareholder will be issued shares of Lakes common stock under the Merger Agreement. Lakes’ shareholders at the time of the Merger closing will retain the existing Lakes common stock.

Under the terms of the Merger Agreement, Lakes is valued at $9.57 per share, subject to working capital and various other adjustments under the Merger Agreement. The value of Golden Gaming under the Merger Agreement will be determined by multiplying 7.5 times Golden Gaming’s trailing twelve-month consolidated earnings before interest, taxes, depreciation and amortization (adjusted for non-cash or non-recurring expenses, losses and charges and certain other expenses), less the aggregate principal amount of Golden Gaming’s indebtedness, subject to working capital and various other adjustments under the Merger Agreement.  Based on September 30, 2015 financial estimates and assumptions (as of the date of the Merger Agreement), the legacy Golden Gaming shareholder would be issued 7,858,145 shares of Company common stock under the Merger Agreement, which would represent approximately 35.7% of the total fully diluted post-merger shares of Company common stock. Lakes’ current shareholders (assuming the exercise of all outstanding options to acquire Company common stock) would retain approximately 64.3% of the total post-merger shares of Company common stock.

Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) certain gaming approvals having been obtained from the relevant gaming authorities, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (vi) the refinancing of certain indebtedness of Golden Gaming, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (viii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

The Merger Agreement also contains certain termination rights for each of Lakes and Golden Gaming, including if the Merger is not consummated by November 3, 2015 (subject to automatic extension to February 1, 2016 if all conditions to closing other than specified gaming approvals have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement, under specified circumstances, Lakes is required to pay Golden Gaming a cash termination fee of $5.0 million or reimburse Golden Gaming’s transaction expenses up to $0.5 million. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement, under specified circumstances, Golden Gaming will be required to reimburse Lakes’ transaction expenses up to $0.5 million.

Contemporaneous with entering into the Merger Agreement, Lakes also amended and restated its Rights Agreement dated as of December 12, 2013, to help preserve its ability to utilize approximately $89.0 million of federal net operating tax loss carryforwards by, among other things, lowering the voting securities ownership threshold of an acquiring person from 15% to 4.99%, and making such other changes which Lakes deemed necessary to effectuate the purposes of the Rights Agreement in light of the transactions contemplated by the Merger Agreement.

The terms of the transaction and Merger Agreement are explained in greater detail in the Current Report on Form 8-K filed by Lakes with the SEC, which is available on the SEC's website at www.sec.gov under "Lakes Entertainment".

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 28, 2014.

Fiscal Year Ended December 28, 2014 (“fiscal 2014”) Compared to Fiscal Year Ended December 29, 2013 (“fiscal 2013”)

Net Revenues

Net revenues were $55.2 million for fiscal 2014 compared to $38.8 million for fiscal 2013. The increase in net revenues for fiscal 2014 compared to fiscal 2013 was due primarily to additional net revenue of $24.1 million related to the operation of Rocky Gap, which commenced gaming operations on May 22, 2013. Included in net revenues for fiscal 2013 were $7.8 million in management fees earned related to the management of the Red Hawk Casino. Due to the termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, Lakes’ consolidated statement of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $31.9 million for fiscal 2014 compared to $19.5 million for fiscal 2013 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses for fiscal 2014 compared to fiscal 2013 was primarily due to the inclusion of a full period of gaming-related expenses as gaming commenced in May 2013.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.6 million for fiscal 2014 compared to $19.3 million for fiscal 2013. Included in these amounts were Lakes corporate selling, general and administrative expenses of $7.6 million and $6.8 million during fiscal 2014 and fiscal 2013, respectively, and Rocky Gap selling, general and administrative expenses of $15.0 million and $12.5 million during fiscal 2014 and 2013, respectively. The increase in Rocky Gap selling, general and administrative expenses year over year was due primarily to the addition of gaming during May 2013.

For fiscal 2014, selling, general and administrative expenses included payroll and related expenses of $11.3 million (including share-based compensation), marketing and advertising expenses of $2.5 million, building and rent expense of $2.6 million, professional fees of $2.3 million and business development expenses of $1.3 million. For fiscal 2013, selling, general and administrative expenses included payroll and related expenses of $9.6 million (including share-based compensation), marketing and advertising expenses of $2.0 million, building and rent expense of $2.4 million and professional fees of $2.8 million.

Recovery of Impairment on Notes Receivable

On July 17, 2013, Lakes entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe. Pursuant to the Debt Termination Agreement, the Shingle Springs Tribe paid Lakes $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment and due to the fact that the Shingle Springs Notes had previously been impaired, Lakes recognized $17.4 million in recovery of impairment on notes receivable during fiscal 2013.

Gain on Extinguishment of Liabilities

During fiscal 2013, Lakes recognized a gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe.

Gain on Sale of Cost Method Investment

During fiscal 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida. Upon the receipt of the payment during fiscal 2014, Lakes recognized a $2.4 million gain on sale of cost method investment since this asset had previously been written off.

Charges Related to Arbitration Award

On September 9, 2014, Lakes received notice of final award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Jerry Argovitz approximately $2.4 million. As a result, Lakes recognized an expense of approximately $2.5 million, which includes $0.1 million of legal fees, during fiscal 2014.

Impairments and Other Losses

During fiscal 2014, Lakes recognized impairments and other losses of $21.0 million related to its investment in Rock Ohio Ventures. Based on information provided by Rock Ohio Ventures, Lakes determined that there was significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties have not performed as expected, which has led to forecasted potential working capital requirement issues that did not exist in prior periods. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment to its estimated fair value of zero as of December 28, 2014.

During fiscal 2013, Lakes recognized impairment and other losses of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that were directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible during fiscal 2013.

Preopening Expenses

Lakes expenses certain project preopening costs as incurred. There were no preopening expenses during fiscal 2014. During fiscal 2013, Lakes recognized preopening expenses of $1.2 million related to the Rocky Gap project.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.7 million for fiscal 2013 and were associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for fiscal 2014.

Depreciation and Amortization

Depreciation and amortization was $3.5 million for fiscal 2014 compared to $2.3 million for fiscal 2013. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other income (expense), net was $(0.9) million for fiscal 2014 compared to $5.2 million for fiscal 2013. The current fiscal year amount relates primarily to interest expense associated with the financing facility with Centennial Bank. During the prior year period, Lakes recognized a $1.7 million gain on the modification of its financing facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. A significant portion of the remaining amount of other income, net for fiscal 2013 relates to non-cash interest income associated with accretion on the notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for fiscal 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. There was no income tax provision for fiscal 2013 because we released valuation allowance against deferred tax assets available to offset current income.  Our effective tax rate for each of fiscal 2014 and fiscal 2013 was 0%. For fiscal 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization. For fiscal 2013, the effective tax rate differs from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income.

As of December 28, 2014, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the non-recurring nature of current year book loss, expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets are not currently expected to be realized, and therefore the valuation allowance against the deferred tax assets continues to be appropriate as of December 28, 2014.

Fiscal Year Ended December 29, 2013 (“fiscal 2013”) Compared to Fiscal Year Ended December 30, 2012 (“fiscal 2012”)

Net Revenues

Net revenues were $38.8 million for fiscal 2013 compared to $11.0 million for fiscal 2012. The increase in net revenues for fiscal 2013 compared to fiscal 2012 was due primarily to additional net revenue of $27.8 million related to the operation of Rocky Gap, which Lakes acquired on August 3, 2012 and which commenced gaming operations on May 22, 2013. Net revenues also included $7.8 million and $7.7 million in management fees earned related to the Red Hawk Casino during fiscal 2013 and fiscal 2012, respectively. Due to entering into the Debt Termination Agreement with the Shingle Springs Tribe, Lakes’ consolidated statement of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $19.5 million for fiscal 2013 compared to $1.7 million for fiscal 2012 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses was primarily due to the inclusion of gaming-related expenses in the fiscal 2013 period. Gaming commenced in May 2013, therefore there were no such expenses in the fiscal 2012 period. In addition, because Rocky Gap was acquired on August 3, 2012, fiscal 2012 included only a partial period of operating expenses.

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

Recovery of Impairment on Notes Receivable

On July 17, 2013, Lakes entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to amounts Lakes had previously advanced to the Shingle Springs Tribe. Pursuant to the Debt Termination Agreement, the Shingle Springs Tribe paid Lakes $57.1 million on August 29, 2013 which constituted full and final payment of all debt owed to Lakes as of that date. As a result of the receipt of the Debt Payment and due to the fact that the Shingle Springs Notes had previously been impaired, Lakes recognized $17.4 million in recovery of impairment on notes receivable during fiscal 2013.

Gain on Extinguishment of Liabilities

During fiscal 2013, Lakes recognized a gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between Lakes and the Shingle Springs Tribe.

Impairments and Other Losses

Impairments and other losses were $3.4 million in fiscal 2013 and $4.5 million in fiscal 2012. During fiscal 2013, Lakes recognized impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. Lakes also recognized an impairment charge of $1.0 million related to receivables from related parties that were directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible during fiscal 2013. During fiscal 2012, Lakes recognized impairment charges of $1.8 million due to Lakes determining that it would not continue to move forward with the project with the Jamul Tribe. Also included in impairments and other losses for fiscal 2012 were $1.2 million related to costs associated with development plans for the Rocky Gap project which were subsequently revised, and an impairment charge of $1.3 million as a result of selling the majority of the land owned in Vicksburg, Mississippi for an amount less than its recorded book value.

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

Other Income (Expense), net

Other income (expense), net was $5.2 million for fiscal 2013 compared to $7.8 million for fiscal 2012. During fiscal 2013, Lakes recognized a $1.7 million gain on the modification of its financing facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. The fiscal 2012 period amount included a $2.2 million payment related to the settlement of the lawsuit entitled WPT Enterprises, Inc., et al vs. Deloitte & Touche, LLP, which was received in November 2012. A significant portion of the remaining amount of other income, net in both periods related to non-cash interest income associated with accretion on the notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax provision for fiscal 2013 because we released valuation allowance against deferred tax assets available to offset current income. The income tax benefit for fiscal 2012 was $2.5 million and resulted from Lakes’ ability to carry back its taxable losses to a prior year and receive a refund of taxes previously paid. Our effective tax rates for fiscal 2013 and fiscal 2012 were 0% and (325.7)%, respectively. For fiscal 2013, the effective tax rate differed from the federal tax rate of 35% primarily due to the release of valuation allowance against deferred tax assets which were available to offset current income. For fiscal 2012, the effective tax rate differed from the federal tax rate of 35% due primarily to a change in the valuation allowance and our ability to carry back taxable losses to recover federal taxes previously paid.

As of December 29, 2013, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the non-recurring nature of current year book income, expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not expected to be realized, and therefore the valuation allowance against the deferred tax assets was deemed appropriate as of December 29, 2013.

Outlook

Historically, a portion of Lakes’ revenues has come from the management of Indian casino properties. As a result of the August 29, 2013 termination of the management agreement between Lakes and the Shingle Springs Tribe for the management of the Red Hawk Casino, Lakes’ subsequent consolidated statement of operations have not included revenues from the management of Indian casino properties. Excluding any effect of the pending Merger with Golden Gaming, during the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of December 28, 2014, we had $35.4 million in cash and cash equivalents and $46.6 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

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

We have a $17.5 million financing facility that was used to finance a portion of the Rocky Gap gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $11.7 million remains outstanding as of December 28, 2014. Although we don’t currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

Gaming revenues and expenses are included in operations from May 22, 2013, the date that the gaming facility opened for public play.

We invested $21.0 million in Rock Ohio Ventures. During fiscal 2014, this cost method investment was determined to be impaired and was reduced to its estimated fair value of zero resulting in an impairment of $21.0 million. Effective January 25, 2015, we sold this investment for approximately $0.8 million. As a result, we received a cash payment of approximately $0.8 million and will recognize a gain on sale of cost method investment of approximately $0.8 million during fiscal 2015.

During fiscal 2014, we entered into an agreement to sell our ownership in Dania Entertainment Center (“DEC”). During fiscal 2014, we received payments totaling $2.4 million in exchange for all of our interest in DEC. We had invested $4.0 million in this project, which was previously written down to zero. As a result, we recognized a gain on sale of cost method investment of $2.4 million during fiscal 2014.

We had an interest-only $8.0 million revolving bank line of credit loan agreement (the “Loan Agreement”) that expired on October 28, 2014. Upon its expiration and as of December 29, 2013, no amounts were outstanding under the Loan Agreement.

On September 9, 2014, Jerry Argovitz was awarded approximately $2.4 million related to an arbitration action brought by Jerry Argovitz against Lakes. As a result, Lakes remitted the $2.4 million and recognized charges related to arbitration award in its consolidated statements of operations of approximately $2.5 million during fiscal 2014, which included the $2.4 million award and $0.1 million of legal fees.

The following table summarizes the information regarding contractual obligations as of December 28, 2014 (in millions):

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Financing facility	$11,691	$1,716	$3,731	$4,172	$2,072
Interest on financing facility	2,063	609	918	478	58
Capital lease obligation	50	50	—	—	—
Maryland Department of Natural Resources (1)	15,725	425	850	850	13,600
Operating leases (2)	373	109	219	45	—
	$29,902	$2,909	$5,718	$5,545	$15,730

__________

(1)

In connection with the acquisition of Rocky Gap in fiscal 2012, Lakes entered into a 40 year operating ground lease with the Maryland DNR for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term. Rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf.

(2)	Lakes leases equipment under non-cancelable operating lease that expire in fiscal 2017 and 2018.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and promotional allowances, short-term investments, investments in unconsolidated investees, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Revenue Recognition and Promotional Allowances

Gaming revenue, which is defined as the difference between gaming wins and losses, is recognized as wins and losses occur from gaming activities. The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included in gaming expenses.

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

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Our investments in certificates of deposit are federally-insured. All of our investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of our investments. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other-than-temporary.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, except for the pending Merger Agreement previously discussed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

At December 28, 2014, our investment portfolio included $46.6 million of commercial paper, corporate bonds and certificates of deposit classified as fixed income securities and cash and cash equivalents of $35.4 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other-than-temporary.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	31
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	32
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	33
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	34
Notes to Consolidated Financial Statements	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Lakes Entertainment, Inc.

Minnetonka, Minnesota

We have audited the accompanying consolidated balance sheets of Lakes Entertainment, Inc. and Subsidiaries (the Company) as of December 28, 2014 and December 29, 2013, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for the three years ended December 28, 2014, December 29, 2013 and December 30, 2012. We also have audited the Company’s internal control over financial reporting as of December 28, 2014, based on the criteria established in Internal Control – Integrated Framework (1992 ed.) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 28, 2014, and December 29, 2013, and the consolidated results of its operations and cash flows for the three years ended December 28, 2014, December 29, 2013 and December 30, 2012, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992 ed.) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/  Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 12, 2015

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$35,416	$37,897
Short-term investments	46,638	49,099
Income taxes receivable	-	2,155
Other	1,807	1,774
Total current assets	83,861	90,925
Property and equipment	41,433	37,200
Accumulated depreciation	(8,694)	(5,541)
Property and equipment, net	32,739	31,659

Other assets:
Investment in unconsolidated investee	-	20,997
Gaming license	1,875	2,015
Land held for development	960	1,130
Income taxes receivable	2,155	-
Other	439	535
Total other assets	5,429	24,677
Total assets	$122,029	$147,261

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,368	$1,251
Accounts payable	482	420
Accrued taxes, other than income taxes	439	462
Accrued payroll and related	1,573	1,403
Other accrued expenses	1,610	1,325
Total current liabilities	5,472	4,861

Long-term debt, net of current portion and discount	8,941	10,321

Total liabilities	14,413	15,182

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 100,000 shares; 13,389 and 13,361 common shares issued and outstanding	268	267
Additional paid-in capital	205,615	205,212
Deficit	(98,245)	(73,400)
Accumulated other comprehensive loss	(22)	-
Total shareholders' equity	107,616	132,079
Total liabilities and shareholders' equity	$122,029	$147,261

See accompanying financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(In thousands, except per share data)

	Twelve months ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenues:
Management fees	$-	$7,762	$7,726
Gaming	43,458	22,673	-
Room	6,289	4,096	1,383
Food and beverage	6,157	3,775	1,281
Other operating	2,301	1,526	498
License fees and other	151	94	64
Gross revenues	58,356	39,926	10,952
Less promotional allowances	3,184	1,136	-
Net revenues	55,172	38,790	10,952

Costs and expenses:
Gaming	25,031	13,470	-
Room	694	863	296
Food and beverage	4,771	3,758	955
Other operating	1,419	1,420	415
Selling, general and administrative	22,566	19,332	10,191
Recovery of impairment on notes receivable	-	(17,382)	-
Gain on extinguishment of liabilities	-	(3,752)	-
Gain on sale of cost method investment	(2,391)	-	-
Charges related to arbitration award	2,530	-	-
Impairments and other losses	20,997	3,356	4,453
Preopening expenses	-	1,184	-
Amortization of intangible assets related to Indian casino projects	-	716	1,056
Gain on sale of land	(66)	-	-
Loss on disposal of property and equipment	59	143	-
Depreciation and amortization	3,513	2,273	675
Total costs and expenses	79,123	25,381	18,041

Earnings (loss) from operations	(23,951)	13,409	(7,089)

Other income (expense):
Interest income	151	4,803	6,442
Interest expense	(1,209)	(1,244)	(940)
Gain on modification of debt	-	1,658	-
Legal settlement	-	-	2,160
Other	164	25	123
Total other income (expense), net	(894)	5,242	7,785

Earnings (loss) before income taxes	(24,845)	18,651	696
Income tax benefit	-	-	(2,464)
Net earnings (loss) including noncontrolling interest	(24,845)	18,651	3,160
Net loss attributable to noncontrolling interest	-	-	61

Net earnings (loss) attributable to Lakes Entertainment, Inc.	$(24,845)	$18,651	$3,221

Other comprehensive loss	(22)	-	-

Comprehensive earnings (loss)	$(24,867)	$18,651	$3,221

Weighted-average common shares outstanding
Basic	13,379	13,242	13,219
Dilutive impact of stock options	-	103	1
Diluted	13,379	13,345	13,220

Earnings (loss) per share
Basic	$(1.86)	$1.41	$0.24
Diluted	$(1.86)	$1.40	$0.24

See accompanying financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	Other	Retained		Total
	Common stock		Paid-In	Comprehensive	Earnings	Noncontrolling	Shareholders'
	Shares	Amount	Capital	Loss	(Deficit)	Interest	Equity

Balances, January 1, 2012	26,406	$264	$203,747	$-	$(95,272)	$350	$109,089
Vesting of restricted stock, net	35	-	(6)	-	-	-	(6)
Effect of share-based compensation	-	-	386	-	-	-	386
Net earnings attributable to Lakes Entertainment, Inc.	-	-	-	-	3,221	-	3,221
Noncontrolling interest	-	-	-	-	-	77	77
Purchase of noncontrolling interest	-	-	(163)	-	-	(427)	(590)
Balances, December 30, 2012	26,441	264	203,964	-	(92,051)	-	112,177
Proceeds from issuance of stock on options exercised	280	3	770	-	-	-	773
Effect of share-based compensation	-	-	478	-	-	-	478
Net earnings attributable to Lakes Entertainment, Inc.	-	-	-	-	18,651	-	18,651
Balances, December 29, 2013	26,721	267	205,212	-	(73,400)	-	132,079
Proceeds from issuance of stock on options exercised	56	1	133	-	-	-	134
Effect of share-based compensation	-	-	270	-	-	-	270
Other comprehensive loss	-	-	-	(22)	-	-	(22)
Effect of reverse stock split	(13,388)	-	-	-	-	-	-
Net loss attributable to Lakes Entertainment, Inc.	-	-	-	-	(24,845)	-	(24,845)
Balances, December 28, 2014	13,389	$268	$205,615	$(22)	$(98,245)	$-	$107,616

See accompanying financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 28, 2014	December 29, 2013	December 30, 2012

OPERATING ACTIVITIES:
Net earnings (loss) including noncontrolling interest	$(24,845)	$18,651	$3,160
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,513	2,273	675
Amortization of debt issuance costs, accretion of debt discount and imputed interest on contract acquisition costs	503	621	940
Accretion and amortization of discounts and premiums on short-term investments and accretion of interest and additions to long-term interest receivable	276	(3,782)	(4,087)
Amortization of intangible assets related to Indian casino projects	-	716	1,056
Share-based compensation	270	478	386
Gain on sale of land	(66)	-	-
Loss on disposal of property and equipment	59	143	-
Gain on modification of debt	-	(1,658)	-
Gain on extinguishment of liabilities	-	(3,752)	-
Recovery of impairment on notes receivable	-	(17,382)	-
Impairments and other losses	20,997	3,356	4,453
Changes in operating assets and liabilities:
Management fees receivable	-	3,983	2,262
Other current assets	84	(789)	227
Income taxes receivable	-	6	1,311
Accrued taxes, other than income taxes	(23)	445	-
Accounts payable and accrued expenses	517	221	1,774
Net cash provided by operating activities	1,285	3,530	12,157

INVESTING ACTIVITIES:
Acquisition of the Rocky Gap Resort	-	-	(6,834)
Purchase of short-term investments	(73,886)	(57,398)	-
Sales and maturities of short-term investments	75,932	8,253	-
Payments to acquire investment in unconsolidated investee	-	(836)	(4,455)
Changes in long-term management fees receivable and other	-	-	267
Purchase of property and equipment	(4,516)	(20,695)	(3,795)
Proceeds from sale of land	236	-	368
Proceeds from disposal of property and equipment	22	25	-
Advances on notes receivable	-	-	(2,069)
Collection on notes receivable	-	59,253	1,076
Changes in other assets	67	348	77
Net cash used in investing activities	(2,145)	(11,050)	(15,365)

FINANCING ACTIVITIES:
Repayments of borrowings	(1,755)	(191)	-
Proceeds from borrowings	-	13,688	-
Purchase of non-controlling interest	-	-	(590)
Payments for debt issuance costs	-	-	(418)
Proceeds from issuance of common stock	134	773	-
Non-controlling interest member contributions	-	-	139
Contract acquisition costs payable	-	(1,333)	(2,000)
Net cash provided by (used in) financing activities	(1,621)	12,937	(2,869)

Net increase (decrease) in cash and cash equivalents	(2,481)	5,417	(6,077)

Cash and cash equivalents - beginning of period	37,897	32,480	38,557

Cash and cash equivalents - end of period	$35,416	$37,897	$32,480

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$701	$678	$-
Income taxes	-	-	18
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	25	477	1,253
Redemption of restricted stock for payment of accrued expenses	$-	$-	$7

See accompanying financial statements.

 LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Overview

Lakes Entertainment Inc. and subsidiaries (collectively “the Company” or “Lakes”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties. An overview of the Company’s projects impacting fiscal 2014 and 2013 is as follows:

•

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which it acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, Lakes entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, Lakes converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals (“VLTs”), 15 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

•

Lakes had an investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”) that owns the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park located in Florence, Kentucky. As of December 28, 2014, Lakes had invested approximately $21.0 million in Rock Ohio Ventures. During fiscal 2014, Lakes reduced the carrying value of its cost method investment in Rock Ohio Ventures to its estimated fair value of zero due to the determination that the investment had experienced an other-than-temporary impairment and recognized an impairment loss of $21.0 million. Effective January 25, 2015, Lakes sold its investment in Rock Ohio Ventures to DG Ohio Ventures, LLC, for approximately $0.8 million.

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

Pending Merger with Sartini Gaming, Inc.

On January 25, 2015, Lakes entered into an agreement and plan of merger (the "Merger Agreement") with Sartini Gaming, Inc. (“Golden Gaming”), which owns and operates Golden Gaming, LLC. Golden Gaming is a leading owner and operator of distributed gaming, taverns and casinos, all of which are focused on the Nevada local gaming market. At closing, Golden Gaming will combine with a wholly-owned subsidiary of Lakes with Golden Gaming surviving as a wholly-owned subsidiary of Lakes (the “Merger”). Lakes will remain publicly traded and be renamed Golden Entertainment, Inc. upon closing. The legacy Golden Gaming shareholder will be issued shares of Lakes common stock under the Merger Agreement. Lakes’ shareholders at the time of the Merger closing will retain the existing Lakes common stock.

Under the terms of the Merger Agreement, Lakes is valued at $9.57 per share, subject to working capital and various other adjustments under the Merger Agreement. The value of Golden Gaming under the Merger Agreement will be determined by multiplying 7.5 times Golden Gaming’s trailing twelve-month consolidated earnings before interest, taxes, depreciation and amortization (adjusted for non-cash or non-recurring expenses, losses and charges and certain other expenses), less the aggregate principal amount of Golden Gaming’s indebtedness, subject to working capital and various other adjustments under the Merger Agreement.  Based on September 30, 2015 financial estimates and assumptions (as of the date of the Merger Agreement), the legacy Golden Gaming shareholder would be issued 7,858,145 shares of Lakes common stock under the Merger Agreement, which would represent approximately 35.7% of the total fully diluted post-merger shares of common stock. The Company’s current shareholders (assuming the exercise of all outstanding options to acquire Lakes common stock) would retain approximately 64.3% of the total post-merger shares of Lakes common stock.

Completion of the Merger is subject to various customary closing conditions, including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement, (ii) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (if applicable), (iii) certain gaming approvals having been obtained from the relevant gaming authorities, (iv) the absence of any order or injunction prohibiting the consummation of the Merger, (v) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (vi) the refinancing of certain indebtedness of Golden Gaming, (vii) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (viii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

The Merger Agreement also contains certain termination rights for each of Lakes and Golden Gaming, including if the Merger is not consummated by November 3, 2015 (subject to automatic extension to February 1, 2016 if all conditions to closing other than specified gaming approvals have been satisfied or waived). The Merger Agreement further provides that, upon termination of the Merger Agreement, under specified circumstances, Lakes is required to pay Golden Gaming a cash termination fee of $5.0 million or reimburse Golden Gaming’s transaction expenses up to $0.5 million. In addition, the Merger Agreement provides that, upon termination of the Merger Agreement, under specified circumstances, Golden Gaming will be required to reimburse Lakes’ transaction expenses up to $0.5 million.

Contemporaneous with entering into the Merger Agreement, Lakes has also amended and restated its Rights Agreement dated as of December 12, 2013, to preserve its ability to utilize approximately $89.0 million of federal net operating tax loss carryforwards by, among other things, lowering the voting securities ownership threshold of an acquiring person from 15% to 4.99%, and making such other changes which Lakes deemed necessary to effectuate the purposes of the Rights Agreement in light of the transactions contemplated by the Merger Agreement.

Significant Customers

Fees earned for services related to the management of the Red Hawk Casino in fiscal years 2013 and 2012 were in excess of ten percent of consolidated net revenues in the accompanying consolidated statements of operations.

Collective Bargaining Agreement

At December 28, 2014, Lakes had 504 employees, of which 365 were full-time employees. The majority of Lakes’ employees are employees of Rocky Gap, and approximately 60% of these employees are covered by a collective bargaining agreement that became effective on November 1, 2013. The collective bargaining agreement expires on November 1, 2019.

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

Year End

The Company has a 52- or 53-week accounting period ending on the Sunday closest to December 31 of each year. The Company’s fiscal years for the periods shown on the accompanying consolidated statements of operations ended on December 28, 2014 (“fiscal 2014”), December 29, 2013 (“fiscal 2013”) and December 30, 2012 (“fiscal 2012”).

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Lakes and its subsidiaries.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are 20% or less owned and the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. See note 8, Investment in Rock Ohio Ventures, LLC and note 9, Investment in Dania Entertainment Holdings, LLC.

Effective September 10, 2014, the Company implemented a 1-for-2 reverse split of its common stock where each two shares of issued and outstanding common stock were converted into one share of common stock. The reverse split reduced the number of shares of the Company’s common stock outstanding from approximately 26.8 million to 13.4 million. The par value of the common stock remains at $0.01 per share and the number of authorized shares of common stock decreased from 200 million to 100 million. Proportional adjustments were also made to the company’s outstanding stock options. All share information presented in this Annual Report on Form 10-K gives effect to the reverse stock split.

Cash and Cash Equivalents

Cash and cash equivalents consist of highly-liquid investments with original maturities of three months or less. Although these balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institution holding such deposit.

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. The Company’s investments in certificates of deposit are federally-insured. All of the Company’s investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of the Company’s investments. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other-than-temporary.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements (in years)	5	-	40
Furniture and equipment (in years)	3	-	15

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

Land Held for Development

Included in land held for development is undeveloped land in California related to the Company’s previous involvement in a potential casino project with the Jamul Indian Village (“Jamul Tribe”). Lakes evaluates this asset for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.

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

Revenue Recognition and Promotional Allowances

Gaming revenue, which is defined as the difference between gaming wins and losses, is recognized as wins and losses occur from gaming activities. The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included in gaming expenses.

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from guests and remitted to governmental authorities are presented on a net basis. Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No material amounts were deemed uncollectible during fiscal years 2014, 2013 or 2012.

Revenue from the management, development, financing of and consulting with Indian-owned casino gaming facilities is recognized as it is earned pursuant to each respective agreement.

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and VLTs in operation during the year. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes were $20.2 million and $10.7 million for the fiscal years ended December 28, 2014 and December 29, 2013, respectively. There were no gaming taxes for the fiscal year ended December 30, 2012.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expense, which is included in general and administrative expenses, was $2.5 million, $2.0 million and $0.1 million for fiscal years 2014, 2013 and 2012, respectively.

Share-Based Compensation Expense

Lakes has various share-based compensation programs, which provide for equity awards including stock options and restricted stock. Lakes uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of Lakes’ stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See note 13, Share-Based Compensation, for additional discussion.

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

4. Termination of Jamul Development Agreement

Lakes entered into an agreement with the Jamul Indian Village (the “Jamul Tribe”) during 1999 to develop and manage a casino on behalf of the Jamul Tribe on the Jamul Tribe’s existing reservation approximately 20 miles east of San Diego, California (the “Jamul Casino Project”). Lakes terminated the agreement with the Jamul Tribe in March 2012. As of the date of termination, Lakes had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. Lakes made total advances of $1.8 million to the Jamul Tribe during fiscal 2012, $0.5 million of which had been made as of the date of the termination of the agreement. Pursuant to the agreement with the Jamul Tribe, Lakes advanced an additional $1.3 million subsequent to the date of termination. All of the fiscal 2012 advances are included as impairment charges in Lakes’ consolidated statement of operations for the fiscal year ended December 30, 2012. Lakes has determined the fair value of its notes receivable from the Jamul Tribe to be zero as of December 28, 2014 and December 29, 2013.

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

Also during the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that granted Penn National the right to purchase approximately 98 acres of land which Lakes owns adjacent to the Jamul Tribe’s trust land (“Original Option Agreement”).

On April 24, 2014, Lakes entered into Amendment No. 1 to the Intercreditor Agreement (“Amended Intercreditor Agreement”) with Penn National and the Jamul Tribe. The Amended Intercreditor Agreement gives Penn National the right to refinance the senior debt, provided that the outstanding senior debt does not exceed $400 million and the maturity date is not extended beyond seven years after the opening of the gaming facility. If the senior debt is not repaid within such seven year period, Lakes will have the right to receive up to $1.5 million in principal payments per quarter based on a formula of cash availability.

Lakes also entered into an Amended and Restated Option Agreement (“Amended Option Agreement”) with Penn National on May 15, 2014. The Original Option Agreement provided that the purchase price for the land would be $7.0 million, increasing 1% each year, but that Penn National had no obligation to purchase the land. The Amended Option Agreement reduced the purchase price of the land to $5.5 million, but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes.

5.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Unrealized gains/(losses) were less than $(0.1) million and zero as of December 28, 2014 and December 29, 2013, respectively. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the fiscal years ended December 28, 2014 or December 29, 2013. All short-term investments held as of December 28, 2014 and December 29, 2013 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following (in thousands):

December 28, 2014	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Commercial paper	$23,982	$23,984	$2
Corporate bonds	21,717	21,693	(24)
Certificates of deposit	961	961	—
Balances at December 29, 2013	$46,660	$46,638	$(22)

December 29, 2013	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
Commercial paper	$21,986	$21,993	$7
Corporate bonds	27,113	27,106	(7)
Balances at December 29, 2013	$49,099	$49,099	$—

6. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	December 28, 2014	December 29, 2013
Building and site improvements	$27,905	$24,611
Furniture and equipment	13,445	12,370
Construction in process	83	219
	41,433	37,200
Less accumulated depreciation	(8,694)	(5,541)
	$32,739	$31,659

In connection with entering into the Merger Agreement with Golden Gaming during fiscal 2015, Lakes plans to sell its corporate office facility located in Minnetonka, Minnesota. As a result, this asset will be classified as held for sale during the first quarter of 2015. The corporate office facility is carried at $4.6 million, net of accumulated depreciation, on Lakes’ consolidated balance sheet as of December 28, 2014.

7. Gaming License

In April 2012, the State of Maryland Video Lottery Facility Location Commission awarded a video lottery operation license (“Gaming License”) to the Company for Rocky Gap. Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play. The Gaming License is being amortized over its 15 year term. Amortization expense related to the Gaming License was approximately $0.1 million for each of the fiscal years ended December 28, 2014 and December 29, 2013. There was no amortization expense for the fiscal year ended December 30, 2012.

Information with respect to the Gaming License is as follows (in thousands):

	December 28, 2014	December 29, 2013
Original cost	$2,100	$2,100
Accumulated amortization	(225)	(85)
	$1,875	$2,015

The estimated future amortization expense related to the Gaming License for the next five years and thereafter is as follows (in thousands):

	2015	2016	2017	2018	2019	Thereafter
Estimated amortization expense	$140	$140	$140	$140	$140	$1,175

8.  Investment in Rock Ohio Ventures, LLC

As of December 28, 2014 and December 29, 2013, Lakes had a 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owned 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio which opened to the public in May 2012; the Horseshoe Casino Cincinnati in Cincinnati, Ohio which opened in March 2013; the Thistledown Racino in North Randall, Ohio which added VLTs to its existing racetrack in April 2013; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This $21.0 million investment was accounted for using the cost method since Lakes owned less than 20% of Rock Ohio Ventures and did not have the ability to significantly influence the operating and financial decisions of the entity. During the third quarter of 2014, this investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero. As a result, Lakes recognized an impairment loss of $21.0 million, which is included in impairments and other losses in the accompanying consolidated statement of operations for the fiscal year ended December 28, 2014. As of December 28, 2014 and December 29, 2013, this cost-method investment was carried at zero and $21.0 million, respectively, in investment in unconsolidated investee in the accompanying consolidated balance sheets.

Effective January 25, 2015, Lakes sold all of its interest in Rock Ohio Ventures to DG Ohio Ventures, LLC, for approximately $0.8 million.  Since this investment has been written down to zero, Lakes will account for the receipt of this payment as a gain on sale of cost method investment in the consolidated statement of operations in the first quarter of 2015.

The Company's cost method investment was evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances occurred that may have had a significant adverse effect on the fair value of the investment. Lakes monitored this investment for impairment by considering all information available to the Company including the economic environment of the markets served by the properties Rock Ohio Ventures owns; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of Rock Ohio Ventures management; known or expected changes in ownership of Rock Ohio Ventures; and any other known significant factors relating to the business underlying the investment.

As part of the review of operational performance and financial results for considering if there were indications of impairment, the Company utilized financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzed Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity had experienced an other-than-temporary impairment. As part of this process, the Company analyzed actual historical results compared to forecast and had periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, Lakes determined that the Company’s investment in Rock Ohio Ventures experienced an other-than-temporary impairment during the third quarter of 2014. Based on information provided by Rock Ohio Ventures, Lakes determined that there was significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties have not performed as expected which led to forecasted potential working capital requirement issues that did not exist prior to the third quarter of 2014, based on information previously available to Lakes. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment in Rock Ohio Ventures to its estimated fair value of zero during the third quarter of 2014.

This fair value of zero was measured using unobservable (Level 3) inputs using both a discounted cash flow method, which is an application of the income approach, and a comparable public company method, which is an application of the market approach. An option-based method was also employed in the allocation of value among debt and equity investors. Management judgment was required in developing the assumptions used in the calculation of the fair value of the investment. Significant inputs included financial forecasts for Rock Ohio Caesars, LLC (the entity through which Rock Ohio Ventures invests in certain gaming businesses), discount rates, market multiples for similar businesses, expected volatility, the expected timing of a liquidity/refinancing event and a discount for lack of marketability.

9.  Investment in Dania Entertainment Holdings, LLC

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

On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with ONDISS Corp. (“ONDISS”) to sell its ownership in DEC for approximately $2.6 million. Lakes received $1.0 million on April 21, 2014 in exchange for 40% of its ownership. On October 17, 2014, ONDISS paid the entire remaining amount due to Lakes at a discounted amount of approximately $1.4 million. Upon receipt of such payment, Lakes transferred its remaining ownership in DEC to ONDISS. As a result, Lakes recognized a gain of $2.4 million, which is included in gain on sale of cost method investment in the accompanying consolidated statement of operations for the fiscal year ended December 28, 2014.

The Company accounted for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, there was no value recorded for this investment in the Company’s accompanying consolidated balance sheet as of December 29, 2013. The fair value of this investment was considered impracticable to estimate as of December 29, 2013 without incurring excessive costs relative to the materiality of the investment.

10. Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Tribe near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National that granted Penn National the right to purchase this land for $7.0 million, increasing 1% each year, but Penn National had no obligation to purchase the land. The Original Option Agreement was amended on May 15, 2014 to reduce the purchase price of the land to $5.5 million but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes. As of December 28, 2014 and December 29, 2013, this land is carried at approximately $1.0 million on the accompanying consolidated balance sheets.

Lakes also owned undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. During fiscal 2014, Lakes sold this land for approximately $0.3 million and recognized a gain of approximately $0.1 million. As of December 29, 2013, the land was classified as held for development and was carried at approximately $0.2 million on the accompanying consolidated balance sheet.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of December 28, 2014 and December 29, 2013.

11.  Debt

Loan Agreement

Lakes had a two-year interest-only $8.0 million revolving line of credit loan agreement (the “Loan Agreement”) with Centennial Bank that expired on October 28, 2014. The Loan Agreement was collateralized by primarily all of Lakes’ interest in the real property it owns in Minnetonka, Minnesota. Lakes’ Chief Executive Officer, Lyle Berman, personally guaranteed the Loan Agreement on behalf of Lakes. The Loan Agreement allowed for an interest rate of 8.95% on any amounts borrowed. No amounts were ever borrowed under the Loan Agreement.

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million has been drawn on the Financing Facility, which is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of December 28, 2014 and December 29, 2013, $11.7 million and $13.3 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was approximately $0.5 million and $0.1 million for the fiscal years ended December 28, 2014 and December 29, 2013, respectively.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following as of December 28, 2014 and December 29, 2013, respectively (in thousands).

	December 28, 2014	December 29, 2013
Financing Facility	$11,691	$13,315
Capital lease obligations	50	182
Total debt	11,741	13,497
Less: current maturities, net of discount	(1,368)	(1,251)
Less: unamortized debt discount	(1,432)	(1,925)
Long-term debt, net of current maturities and discount	$8,941	$10,321

Future Principal Payments on Long-Term Debt

The aggregate principal payments due on long-term debt as of December 28, 2014 over the next five years and thereafter, are as follows (in thousands):

Fiscal years ending:
2015	$1,766
2016	1,813
2017	1,918
2018	2,028
2019	2,144
Thereafter	2,072
$11,741

12. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. There were no promotional allowances in fiscal 2012. The estimated retail value of these promotional allowances for fiscal 2014 and 2013 is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
Food and beverage	$498	$131
Rooms	2,529	1,005
Other	157	—
Total promotional allowances	$3,184	$1,136

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Fiscal Year Ended
	December 28, 2014	December 29, 2013
Food and beverage	$234	$131
Rooms	655	242
Other	122	—
Total promotional allowances	$1,011	$373

13.  Share-Based Compensation

Overview

In June 2007, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of Lakes’ common stock. Stock options granted under the 2007 Plan typically vest in equal installments over three-year, four-year and five-year periods, beginning on the first anniversary of the date of each grant and continue on each subsequent anniversary date until the option is fully vested. The employee must be employed by Lakes on the anniversary date in order to vest in any shares that year. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited.

Lakes also has a 1998 Stock Option and Compensation Plan. There were 12,500 stock options outstanding under this plan as of December 28, 2014. No additional options will be granted under this plan.

Share-based compensation expense related to stock options was $0.3 million, $0.5 million and $0.4 million for fiscal 2014, fiscal 2013 and fiscal 2012, respectively.

For fiscal years 2014, 2013 and 2012, no income tax benefit was recognized in Lakes’ consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options

The following table summarizes stock option activity for fiscal years 2014, 2013 and 2012:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price
2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Exercised	(28,343)		—	4.73
Forfeited/cancelled/expired	(25,211)		24,211	5.19
Granted	11,000		(11,000)	9.18
Balance at December 28, 2014	755,617	616,792	276,635	6.09

2013
Balance at December 30, 2012	764,034	649,412	437,797	$5.84
Exercised	(140,236)		—	5.52
Forfeited/cancelled/expired	(53,377)		53,377	6.25
Granted	227,750		(227,750)	6.18
Balance at December 29, 2013	798,171	585,769	263,424	5.97

2012
Balance at January 1, 2012	822,334	577,690	437,297	$5.84
Forfeited/cancelled/expired	(58,300)		500	5.76
Balance at December 30, 2012	764,034	649,412	437,797	5.84

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

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 28, 2014. Management believes historical data is reasonably representative of future exercise behavior.

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

The following assumptions were used to estimate the fair value of stock options granted during fiscal 2014 and fiscal 2013. No stock options were granted in fiscal 2012.

	2014			2013
Expected dividend yield		—			—
Risk-free interest rate	2.39	–	2.88%	1.96	–	2.70%
Expected term (in years)		10			10
Expected volatility	32.87	–	39.35%	39.32	–	43.78%

As of December 28, 2014, the options outstanding had a weighted-average remaining contractual life of 5.8 years, weighted-average exercise price of $6.09 and an aggregate intrinsic value of $0.7 million. The options exercisable have a weighted-average exercise price of $6.01, a weighted-average remaining contractual life of 5.3 years and an aggregate intrinsic value of $0.6 million as of December 28, 2014. The total intrinsic value of stock options exercised during fiscal 2014 and fiscal 2013 was $0.1 million and $0.4 million, respectively. No stock options were exercised in fiscal 2012.The weighted-average grant-date fair value of stock options granted during fiscal 2014 and fiscal 2013 was $4.65 and $3.45 per share, respectively. No stock options were granted in fiscal 2012.

As of December 28, 2014, Lakes’ unrecognized share-based compensation related to stock options was approximately $0.3 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Lakes issues new shares of common stock upon exercise of options.

Restricted Stock Units

There was no restricted stock activity during the fiscal years ended December 28, 2014 or December 29, 2013. The following table summarizes Lakes’ restricted stock unit activity for fiscal 2012:

	Restricted Stock Units	Weighted-Average Grant- Date Fair Value
2012
Balance at January 1, 2012	19,169	$6.50
Vested	(19,169)	6.50
Forfeited	—	—
Balance at December 30, 2012	—	—

During fiscal 2012, 17,629 common shares were issued upon the vesting of restricted stock units, net of common shares redeemed at the election of the grantee for payroll tax payment.

14.  Earnings per Share

For all periods, basic earnings per share (“EPS”) is calculated by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings attributable to Lakes Entertainment, Inc. by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 755,617 for the fiscal year ended December 28, 2014 and 694,765 for the fiscal year ended December 29, 2013, were not used to compute diluted earnings per share because the effects would have been anti-dilutive.

15.  Income Taxes

A summary of the provision (benefit) for income taxes is as follows (in thousands):

	For the Fiscal Year Ended
	2014	2013	2012
Current:
Federal	$—	$—	$(2,482)
State	—	—	18
	—	—	(2,464)
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total:	$—	$—	$(2,464)

Reconciliations of the statutory federal income tax rate to the Company’s actual rate based on earnings (loss) before income taxes are summarized as follows:

	For the Fiscal Year Ended
	2014	2013	2012
Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income taxes	—	—	1.6
Change in valuation allowance	(34.9)	(35.3)	(373.8)
Permanent tax differences	(0.1)	0.3	5.5
Other, net	—	—	6.0
	—%	—%	(325.7)%

The Company’s deferred income tax (liabilities) and assets are as follows (in thousands):

	December 28, 2014	December 29, 2013
Current deferred tax asset:
Accruals and reserves	$674	$448
Transaction costs	193	—
Valuation allowances	(867)	(448)
	$—	$—
Non-current deferred taxes:
Development costs	$3,173	$3,848
Deferred interest on notes receivable	—	1,121
Stock compensation expense	1,269	1,367
Amortization of intangible assets	48	58
Alternative minimum tax credit carryforward	919	919
Net operating loss carryforwards	40,684	30,594
Investment in unconsolidated investee	(1,530)	(3,172)
Other	(730)	(699)
Valuation allowances	(43,833)	(34,036)
	$—	$—

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.  Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of December 28, 2014.

As of December 28, 2014, Lakes had approximately $96.3 million of federal net operating loss carryforwards, which will begin to expire in 2032, and approximately $127.9 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

The Company is currently under IRS audit for the 2009-2013 tax years and the IRS has proposed certain adjustments to the 2009-2011 tax filings. However, Lakes believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. While the outcome of this matter cannot be predicted with certainty, Lakes does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

The Company is currently under audit by the State of California for the 2010 tax year. No adjustments have been made as a result of the State of California audit. However, there is no assurance that the taxing authority will not propose adjustments that are different from the Company’s expected outcome and that may impact the provision for income taxes.

16.  Employee Retirement Plan

Lakes has a qualified defined contribution employee savings plan for all full-time employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Lakes currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. The Company contributed approximately $0.2 million during fiscal 2014 and $0.1 million during each of fiscal 2013 and 2012. Company contributions are vested immediately.

17. Financial Instruments and Fair Value Measurements

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of December 28, 2014 and December 29, 2013, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table (in thousands) shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	December 28, 2014	December 29, 2013
Short-Term Investments
Commercial paper	$23,984	$21,993
Corporate bonds	21,693	27,106
Certificates of deposit	961	—

Balances Disclosed at Fair Value

Cost Method Investment – Investment in Rock Ohio Ventures, LLC – The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the negotiated selling price of this investment. Effective January 25, 2015, Lakes sold its investment in Rock Ohio Ventures for approximately $0.8 million.

The fair value of the Company’s investment in Rock Ohio Ventures was not estimated as of December 29, 2013, as there were no events or changes in circumstances that may have had a significant adverse effect on the fair value of the investment, and Lakes’ management determined that it was not practicable or necessary to estimate the fair value of the investment (see note 8, Investment in Rock Ohio Ventures, LLC).

Cost Method Investment – Investment in Dania Entertainment Center, LLC - The fair value of the Company’s investment in Dania Entertainment Center, LLC was considered impracticable to estimate as of December 29, 2013 without incurring excessive costs relative to the materiality of the investment. This investment was sold during fiscal 2014 (see note 9, Investment in Dania Entertainment Holdings, LLC).

18.  Commitments and Contingencies

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the Lease Agreement was $0.3 million (net of surcharge revenue of $0.1 million) and $0.4 million (net of surcharge revenue of less than $0.1 million) for fiscal 2014 and fiscal 2013, respectively.

Future minimum lease payments under the Lease Agreement at December 28, 2014 are as follows (in thousands):

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

Employment Agreements

Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to two years of base salary and two years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within three years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, or due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for three years. The Company is expected to perform on these agreements if the pending Merger with Golden Gaming closes (see note 1, Nature of Business). The agreements provide for a base salary, bonus, stock options and other customary benefits.

Quest Media Group, LLC Litigation

In May 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010. The Agreement relates to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that are to be offset against Quest’s fee. The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief. The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals. The matter has been fully briefed by both parties and oral arguments were held on March 3, 2015. A decision is expected in mid-2015. Lakes continues to believe that the suit is without merit and will continue to vigorously defend the matter.

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in two complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. See note 22, Subsequent Events, for further discussion regarding these complaints.

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

19.  Related Party Transaction

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

20.  Segment Information

Lakes’ segments reported below (in millions) are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

The Rocky Gap segment includes results of operations and assets related to the Rocky Gap Casino Resort near Cumberland, Maryland. The Indian Casino Projects segment includes results of operations and assets related to the development, financing, and management of gaming-related properties for the Shingle Springs Tribe and the Jamul Tribe. The Other segment includes Lakes’ cash and cash equivalents, short-term investments, Lakes corporate overhead, gain on sale of cost method investment in DEH and the investment in Rock Ohio Ventures. Costs in Other have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical. Amounts in Eliminations represent the intercompany management fee for Rocky Gap.

		Indian
	Rocky	Casino
	Gap	Projects	Other	Eliminations	Consolidated
Fiscal 2014
Net revenue	$55.0	$—	$1.8	$(1.6)	$55.2
Management fee revenue – Rocky Gap	—	—	1.6	(1.6)	—
Management fee expense – Rocky Gap	(1.6)	—	—	1.6	—
Gain on sale of cost method investment	—	—	2.4	—	2.4
Charges related to arbitration award	—	—	(2.5)	—	(2.5)
Impairments and other losses	—	—	(21.0)	—	(21.0)
Depreciation and amortization expense	(3.3)	—	(0.2)	—	(3.5)
Earnings (loss) from operations	3.2	—	(27.2)	—	(24.0)
Interest expense	(1.2)	—	—	—	(1.2)
Total assets	35.7	—	86.3	—	122.0
Capital expenditures	4.3	—	0.2	—	4.5

Fiscal 2013
Net revenue	$30.9	$7.8	$0.8	$(0.7)	$38.8
Management fee revenue – Rocky Gap	—	—	0.7	(0.7)	—
Management fee expense – Rocky Gap	(0.7)	—	—	0.7	—
Recovery of impairment on notes receivable	—	17.4	—	—	17.4
Gain on extinguishment of liabilities	—	3.8	—	—	3.8
Impairments and other losses	—	(3.4)	—	—	(3.4)
Amortization of intangible assets related to Indian casino projects	—	(0.7)	—	—	(0.7)
Depreciation and amortization expense	(2.1)	—	(0.2)	—	(2.3)
Earnings (loss) from operations	(5.2)	24.5	(5.9)	—	13.4
Interest expense	(0.7)	(0.5)	—	—	(1.2)
Gain on modification of debt	1.7	—	—	—	1.7
Total assets	34.4	—	112.9	—	147.3
Capital expenditures	20.6	—	0.1	—	20.7
Investment in unconsolidated investee	—	—	21.0	—	21.0

Fiscal 2012
Net revenue	$3.2	$7.7	$0.1	$—	$11.0
Impairments and other losses	(1.2)	(1.8)	(1.5)	—	(4.5)
Amortization of intangible assets related to Indian casino projects	—	(1.1)	—	—	(1.1)
Depreciation and amortization expense	(0.5)	—	(0.2)	—	(0.7)
Earnings (loss) from operations	(2.7)	4.4	(8.8)	—	(7.1)
Interest expense	—	(0.9)	—	—	(0.9)
Total assets	12.0	46.7	61.0	—	119.7
Capital expenditures	8.7	—	—	—	8.7
Investment in unconsolidated investee	—	—	20.2	—	20.2

21.  Selected Quarterly Financial Information (Unaudited):

Quarterly results of operations for the fiscal years ended December 28, 2014 and December 29, 2013 are summarized as follows (in thousands, except per share amounts):

2014	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Net revenues	$12,310	$14,107	$15,930	$12,825
Earnings (loss) from operations	(1,647)	326	(22,822)	192
Net earnings (loss)	(1,768)	57	(23,076)	(58)
Earnings (loss) per basic share	$(0.14)	$0.00	$(1.72)	$0.00

__________

(1)	Results included gain on sale of cost method investment of $1.0 million related to the investment in DEC.

(2)

Results included impairment losses of $21.0 million related to the write-down of the investment in Rock Ohio Ventures and charges related to arbitration award of $2.5 million related to the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc.

(3)	Results included gain on sale of cost method investment of $1.4 million related to the investment in DEC.

2013	First Quarter (1)	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
Net revenues	$3,304	$8,549	$15,492	$11,445
Earnings (loss) from operations	(1,878)	(1,243)	18,758	(2,228)
Net earnings (loss)	(333)	244	19,599	(859)
Earnings (loss) per basic share	$(0.03)	$0.02	$1.48	$(0.06)

__________

(1)	Results included approximately $0.3 million and $0.9 million of preopening expenses related to the Rocky Gap project for the first and second quarters of 2013, respectively.

(2)

Results included recovery of impairment on notes receivable of $17.4 million related to the Debt Termination Agreement with the Shingle Springs Tribe, gain on extinguishment of liabilities of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon entering into the Debt Termination Agreement with the Shingle Springs Tribe, and impairment charges of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon entering into the Debt Termination Agreement. Results also included an impairment charge of $1.0 million related to receivables from related parties that were directly related to the development and opening of Lakes’ Indian casino projects which were determined to be uncollectible during the third quarter of 2013.

(3)	Results included a gain of $1.7 million related to the modification of its Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%.

22.  Subsequent Events

Merger Agreement

On January 25, 2015, Lakes entered into an Agreement and Plan of Merger with Sartini Gaming, Inc. At closing, Golden Gaming will combine with a wholly-owned subsidiary of Lakes with Golden Gaming surviving as a wholly-owned subsidiary of Lakes. Lakes will remain publicly traded and be renamed Golden Entertainment, Inc. upon closing. For further discussion of the Merger Agreement, see note 1, Nature of Business.

Sale of Investment in Rock Ohio Ventures

Effective January 25, 2015, Lakes sold its investment in Rock Ohio Ventures to DG Ohio Ventures, LLC for approximately $0.8 million.  As this investment had been previously written down to zero, Lakes will account for the receipt of this payment as a gain on sale of cost method investment in the consolidated statement of operations in the first quarter of 2015. For further discussion, see note 8, Investment in Rock Ohio Ventures.

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in two complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, Individually and on behalf of all others similarly situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants, and Anthony Dacquisito, On Behalf of Himself and All Others Similarly Situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by two of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs to Lakes, or both. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992) (the “1992 Framework”).  Our management has concluded that, as of December 28, 2014, our internal control over financial reporting is effective based on these criteria. The effectiveness of our internal control over financial reporting as of December 28, 2014, has been audited by Piercy Bowler Taylor & Kern, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Controls over Financial Reporting

There have been no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting during the three months ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, COSO published Internal Control-Integrated Framework (2013) (the “2013 Framework”) and related illustrative documents as an update to the 1992 Framework. While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. We expect to adopt the 2013 Framework during the fiscal year ending January 3, 2016.

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
Lyle Berman Age 73

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

Timothy J. Cope Age 63

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

		1998

Neil I. Sell Age 73	Director of Lakes Entertainment, Inc. since June 1998 and director of Grand Casinos, Inc. from October 1991 through December 1998. Since 1968, Mr. Sell has been engaged in the practice of law in Minneapolis, Minnesota with the firm of Maslon Edelman Borman & Brand, LLP.	1998

Ray M. Moberg Age 66	Director of Lakes Entertainment, Inc. since December 2003. Mr. Moberg retired from Ernst & Young in 2003 after serving for 33 years, including as managing partner of its Reno office from 1987 until his retirement. Mr. Moberg also served as a director of WPT Enterprises, Inc. (now known as Emerald Oil, Inc.) until April 2010.	2003

Larry C. Barenbaum Age 68	Director of Lakes Entertainment, Inc. since February 2006. Mr. Barenbaum served as Chief Executive Officer of Christopher & Banks Corporation, a publicly held national specialty retailer of women’s apparel, from January 2011 until February 2012. Mr. Barenbaum served on the Christopher & Banks Corporation Board from March 1992 until February 2012. Since November 1991, Mr. Barenbaum has been engaged in investment activities and has provided consulting services to various companies in the specialty retail and services industry.	2006

EXECUTIVE OFFICERS

The table below lists our executive officers as of December 28, 2014:

Name	Age	Position(s) with Lakes Entertainment
Lyle Berman	73	See section titled “Directors” above.

Timothy J. Cope	63	See section titled “Directors” above.

CORPORATE GOVERNANCE

Audit Committee of the Board of Directors

The Board of Directors has established a three-member Audit Committee that consists of Larry C. Barenbaum, Neil I. Sell and Ray M. Moberg, who is the chairperson of the Audit Committee. The Audit Committee operates under an amended and restated written charter adopted by the Board of Directors on June 26, 2014. The primary functions of the Audit Committee are (i) to serve as an independent and objective party to monitor our financial reporting process and internal control system, (ii) to review and appraise the audit efforts of our independent auditors, and (iii) to provide an open avenue of communication among the independent auditors, financial and senior management and the Board of Directors. The charter also requires that the Audit Committee (or designated members of the Audit Committee) review and pre-approve the performance of all audit and non-audit accounting services to be performed by our independent registered public accounting firm (auditors), other than certain de minimus exceptions permitted by Section 202 of the Sarbanes-Oxley Act of 2002.

The Board of Directors has determined that at least one member of the Audit Committee, Mr. Moberg, is an “audit committee financial expert” as that term is defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Exchange Act of 1934, as amended. In addition, each member of the Audit Committee is an “independent director,” as such term is defined in the NASDAQ Stock Market’s listing standards, referred to as Nasdaq listing standards. The Board of Directors has also determined that each of the Audit Committee members is able to read and understand fundamental financial statements and that at least one member of the Audit Committee has past employment experience in finance or accounting.

CODE OF CONDUCT

Lakes has adopted a code of ethics that applies to Lakes’ employees, including its principal executive officer and principal financial officer. Our Code of Business Conduct and Ethics is available on our website at www.lakesentertainment.com/investors/governance.

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

Based solely on the Section 16(a) forms furnished to us, we believe that all officers, directors and greater than ten percent shareholders met all applicable filing requirements under Section 16(a) during fiscal 2014.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Elements of Compensation

For the fiscal year ended December 28, 2014, referred to as fiscal 2014, the principal components of compensation for our only two named executive officers, Lyle Berman (Chief Executive Officer), and Timothy J. Cope (President) (“Named Executive Officers”), included base salary, annual incentive bonus compensation and long term equity incentives.

Base Salary.    The base salaries of Lyle Berman and Timothy J. Cope were established in their respective employment agreements. Their base salaries were not increased in fiscal 2014. We use base salary to recognize the experience, skills, knowledge and responsibilities required of our Named Executive Officers in their roles. The Compensation Committee reviews each Named Executive Officer’s salary and makes adjustments, as appropriate. The Compensation Committee also considers a number of factors including market data taken from the public filings of public companies in the gaming industry, internal review of the executive’s compensation (both individually and relative to other executives), level of the executive’s responsibility, and individual performance of the executive. Consistent with fiscal 2013 base salaries, the base salaries of the Named Executive Officers continued to be the largest portion of the Name Executive Officers’ compensation in fiscal 2014.

We and the Compensation Committee believed that the base salaries of the Named Executive Officers for fiscal 2014 were at acceptable market rates.

Annual Incentive Cash Bonus.    Annual incentive cash bonuses are intended to reward individual and company performance during the year. The annual incentive cash bonuses range is 0% — 80% of the Named Executive Officer’s base salary. The bonuses are determined on a discretionary basis by the Compensation Committee based on the performance of Lakes and the Named Executive Officer for the completed fiscal year. The annual incentive cash bonus awards made to Named Executive Officers in March 2015 for performance in fiscal 2014 are reflected in the Summary Compensation Table. The Compensation Committee approved these discretionary annual incentive cash bonuses due to achievement of strategic fiscal 2014 corporate goals. The annual incentive bonus program is reviewed annually by the Compensation Committee to determine whether it is achieving its intended purpose. We and the Compensation Committee believe it achieved its purpose in fiscal 2014.

Long-Term Equity Incentive.    Lakes traditionally uses stock options and restricted stock units to motivate our Named Executive Officers to increase long-term shareholder value. The Compensation Committee will consider providing other forms of equity-based compensation awards to Named Executive Officers under the 2007 Stock Option and Compensation Plan, referred to as the 2007 Plan, which may be subject to performance goals, rather than just in the form of stock option grants. Grants of equity-based awards to Named Executive Officers under the 2007 Plan are made from time to time at regularly scheduled meetings of the Compensation Committee in line with our past practices. Awards may not necessarily be made each year if the Compensation Committee decides that our strategic and financial performance does not merit awards or the Compensation Committee believes that the Named Executive Officer has received a sufficient amount of equity-based awards. In anticipation of the expected future requirements under the Dodd-Frank Act, the option grants since October 2010 include a recoupment or “claw back” provision.

Personal Benefits and Perquisites.    Mr. Berman and Mr. Cope have personal benefits and perquisites provided under their respective employment agreements. Lakes and the Compensation Committee believe that the benefits and perquisites are reasonable and consistent with the compensation program to better enable Lakes to retain superior employees for key positions. These two officers are provided term life insurance and disability coverage by Lakes. The value of these benefits and perquisites is set forth in the Summary Compensation Table.

Post-Termination Benefits.    Mr. Berman and Mr. Cope have post-termination benefits as provided in their respective employment agreements. See “Potential Payments Upon Termination or Change-In Control” for a discussion of those benefits. We provided these benefits to Mr. Berman and Mr. Cope as they were included in the compensation package they negotiated as part of their employment agreements.

Summary Compensation Table

The following table sets forth the cash and non-cash compensation for the last two fiscal years awarded to or earned by (i) each individual that served as our Chief Executive Officer during fiscal 2014 and (ii) our only other individual who served as an executive officer of Lakes during and at the end of fiscal 2014. The Chief Executive Officer and the other executive officer listed below are collectively referred to in this proxy statement as the Named Executive Officers.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Lyle Berman,	2014	500,000	125,000	—	—	28,440(3)	653,440
Chairman of the Board, Chief Executive Officer	2013	500,000	125,000	—	103,140	83,928	812,068

Timothy J. Cope,	2014	350,000	87,750	—	—	25,411(4)	463,161
President, Chief Financial Officer and Treasurer	2013	350,000	87,750	—	103,140	25,100	565,990

(1)	Includes cash compensation deferred at the election of the executive officer under the terms of our 401(k) Savings Incentive Plan.
(2)

Includes full grant date fair value of each award under FASB Accounting Standards Codification Topic 718. The full grant date fair value is the amount Lakes will expense over the awards’ vesting period. The amounts do not reflect the actual amounts that may be realized by the executive officers. A discussion of the assumptions used in calculating the stock option award amounts may be found in note 13 to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Fiscal 2013 includes the February 12, 2013 grant of options to purchase 30,000 shares granted to each of Mr. Berman and Mr. Cope. The exercise price of these options is $6.14 per share and the options vest one-third on the first through third anniversaries of the date of grant.

(3)

Amount includes payment by Lakes of term life insurance premiums of approximately $10,840, matching contributions by Lakes under our 401(k) Savings Incentive Plan of $10,400, and travel and expense allowance of $7,200.

(4)

Amount includes payment by Lakes of term life and executive disability insurance premiums of approximately $7,811, matching contributions by Lakes under our 401(k) Savings Incentive Plan of $10,400, and travel and expense allowance of $7,200.

Employment Agreements for Chief Executive Officer and President.    Lakes entered into employment agreements dated as of November 6, 2013 with Lyle Berman and Timothy J. Cope to employ them as Chief Executive Officer and President, respectively. Under the agreements, these Named Executive Officers are required to perform such duties as may be designated by our Board of Directors from time to time. Each agreement has an initial term of 36 months. The term of each agreement automatically extends for successive two-year periods unless, at least 60 days prior to the end of a term, Lakes or the Named Executive Officer gives notice to the other of an election to terminate the agreement at the end of the current term. In addition, the agreement may be terminated (a) upon the death or disability (as defined in the agreement) of the Named Executive Officer; (b) by Lakes for cause (as defined in the agreement); (c) by Lakes without cause; (d) as a result of a constructive termination (as defined in the agreement); or (e) by the Named Executive Officer at any time upon providing 60 days advance written notice to Lakes. Under the terms of the agreements, Mr. Berman and Mr. Cope receive a base salary of $500,000 and $350,000, respectively, or such other amount as may be determined by Lakes in its sole discretion, and a monthly travel and expense fee in the amount of $600. They are also entitled to participate in Lakes’ discretionary incentive compensation program and to receive other benefits provided by Lakes to senior executives. Each employment agreement also contains customary confidentiality provisions and two-year post-employment non-solicitation covenants. Each employment agreement also contains an arbitration clause. The November 6, 2013 employment agreements replaced the employment agreements originally dated February 15, 2006. The November 6, 2013 employment agreements were amended on March 28, 2014 to (a) remove our requirement to purchase insurance to fund the payments to Mr. Berman of his base salary for 24 months in the event of a qualifying disability and (b) to provide that Lakes is required to purchase insurance to fund only 12 months (as opposed to 24 months as stated in the November 6, 2013 employment agreement) of its obligation to pay Mr. Cope his base salary for 24 months in the event of a qualifying disability.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information relating to equity awards outstanding at the end of fiscal 2014 for each Named Executive Officer.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Lyle Berman	15,000	—		6.50	1/28/2019
	126,739	—		6.80	9/22/2019
	40,000	—		3.78	10/15/2020
	10,000	20,000	(1)	6.14	2/12/2023

Timothy J. Cope	15,000	—		6.50	1/28/2019
	68,036	—		6.80	9/22/2019
	40,000	—		3.78	10/15/2020
	10,000	20,000	(1)	6.14	2/12/2023

(1)	For each Named Executive Officer, options to purchase 10,000 shares vest on February 12 in 2015 and 2016.

Potential Payments Upon Termination or Change-In-Control

The table below describes the potential payments and benefits payable to each of the Named Executive Officers who have employment agreements with Lakes upon termination of employment due to disability, by Lakes without cause, due to a constructive discharge, due to the Named Executive Officer’s voluntary resignation, by Lakes with cause, expiration of the initial or renewal term of the Named Executive Officer’s employment agreement, and involuntary termination within three years following a change-in-control. The amounts shown in the table assume that such termination was effective as of December 28, 2014 and includes all amounts earned through that date and are estimates of the amounts that would be paid out to the Named Executive Officers upon their termination of employment. The actual amounts to be paid out can only be determined at the time a Named Executive Officer in fact terminates employment with Lakes.

Named Executive Officer; Termination Event	Cash Severance Payment ($)	Continuation of Medical and Dental Benefits (Present Value) ($)	Acceleration and Continuation of Options (Unamortized Expense as of 12/28/2014) ($)	Total Termination Benefits ($)
Lyle Berman
— Disability	1,000,000	—	38,706	1,038,706
— Involuntary Termination without Cause	1,250,000	14,848	38,706	1,303,554
— Constructive Discharge	1,250,000	14,848	38,706	1,303,554
— Voluntary Termination	—	—	38,706	38,706
— For Cause Termination	—	—	38,706	38,706
— Expiration of Term	—	—	38,706	38,706
— Involuntary Termination after Change-in-Control	1,327,271	—	38,706	1,365,977
Timothy J. Cope
— Disability	700,000	—	38,706	738,706
— Involuntary Termination without Cause	875,500	31,321	38,706	945,527
— Constructive Discharge	875,500	31,321	38,706	945,527
— Voluntary Termination	—	—	38,706	38,706
— For Cause Termination	—	—	38,706	38,706
— Expiration of Term	—	—	38,706	38,706
— Involuntary Termination after Change-in-Control	983,184	—	38,706	1,021,890

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

•

equivalent of bonus or incentive compensation (based upon the average bonus percentage rate for the two fiscal years of Lakes preceding such termination) for 24 months, or for the period of time remaining in the term of the employment agreement, whichever is longer;

•	all medical and dental insurance benefits during the severance period; and

•	all outstanding options to purchase shares of stock in Lakes immediately vest and become immediately exercisable for three years after the date on which the executive ceases to be employed by Lakes.

Involuntary Termination after Change-in-Control.    If the employment of Mr. Berman or Mr. Cope is terminated without cause or due to constructive discharge within three years following a change-in-control, he would be entitled to:

•	all compensation due and payable to, or accrued for, the benefit of the executive as of the date of termination;

•

a lump sum payment equal to two times the executive’s annual compensation, which is defined as the executive’s (i) annual base salary plus annual bonus or incentive compensation computed at par levels, (ii) an amount equal to the annual cost to the executive of obtaining annual health care coverage comparable to that currently provided by Lakes (grossed-up to compensate the executive for the taxable nature of such payment), (iii) an amount equal to any normal matching contributions made by Lakes on the executive’s behalf in our 401(k) plan, (iv) annual travel and expense fee allowance, if any, and (v) an amount equal to the annual cost to the executive of obtaining life insurance and insurance coverage for accidental death and disability insurance comparable to that provided by Lakes;

•	all outstanding options to purchase shares of stock in Lakes immediately vest and become immediately exercisable for three years after the date on which the executive ceases to be employed by Lakes;

•	Lakes must use its best efforts to convert any then existing life insurance and accidental death and disability insurance policies to individual policies in the name of the executive.

In exchange for these payments, Mr. Berman and Mr. Cope are subject to non-solicitation covenants covering our employees, persons or entities that are doing business with Lakes, and anyone that is an active prospect to do business with Lakes, for a period of two years following termination of employment with Lakes.

Stock Option Acceleration and Continuation.    Upon the termination of the employment of Mr. Berman or Mr. Cope for any reason, including death, disability, expiration of the initial term, nonrenewal, termination by Lakes with or without cause, termination by the executive with notice, due to a constructive discharge or within three years of a change of control, all stock options held by the executive immediately vest and become immediately exercisable by the executive or his legal representative for a period of three years following the date of termination of the executive’s employment.

DIRECTOR COMPENSATION

The following table sets forth the cash and non-cash compensation for fiscal 2014 awarded to or earned by each of our directors who is not also a Named Executive Officer.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Neil I. Sell	77,000	—	—	—	77,000

Ray M. Moberg	85,000	—	—	—	85,000

Larry C. Barenbaum	75,000	—	—	—	75,000

Options are granted to non-employee directors from time-to-time at the discretion of the Compensation Committee. As of the close of business on March 9, 2015, Mr. Sell, Mr. Moberg and Mr. Barenbaum held options to purchase 18,265 shares, 30,765 shares and 18,707 shares, respectively.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth, as of the close of business on March 9, 2015, certain information regarding the beneficial ownership of our common stock by (i) all persons known by us to be the owner (or deemed to be the owner pursuant to the rules and regulations of the SEC), of record or beneficially, of more than 5% of our outstanding common stock, (ii) each of the directors and nominees for election to the Board of Directors, (iii) each Named Executive Officer, and (iv) all directors and executive officers as a group, in each case based upon beneficial ownership reporting of our common stock as of such date. Except as otherwise indicated, the information is given as of March 9, 2015, the mailing address of each shareholder is 130 Cheshire Lane, Minnetonka, Minnesota 55305, and each shareholder has sole voting and investment power with respect to the shares beneficially owned.

Name	Shares of Lakes Common Stock Beneficially Owned(9)	Percentage of Common Stock Outstanding(9)
Lyle Berman(1)	2,405,475	17.7%

Timothy J. Cope(2)	206,857	1.5

Larry C. Barenbaum(3)	18,707	*

Ray M. Moberg(4)	30,765	*

Neil I. Sell(5)	1,277,658	9.5

Stephen Haberkorn, P.O. Box 80270, Las Vegas, Nevada 89190-0270(6)	878,765	6.6

Cove Street Capital, LLC, 2101 East El Segundo Boulevard, Suite 302, El Segundo, California 90245(7)	709,313	5.3

All Lakes Entertainment, Inc. Directors and Executive Officers as a Group (7 people including the foregoing)(8)	5,527,540	40.1

*	Less than one percent.

(1)

Includes 211,403 shares held by Berman Consulting Corporation, a corporation wholly owned by Mr. Berman, 161,500 shares owned by Mr. Berman through a Berman Consulting Corporation profit sharing plan, 1,830,833 shares owned by Lyle A. Berman Revocable Trust and options to purchase 201,739 shares.

(2)	Includes options to purchase 143,036 shares and 5,000 shares owned by Mr. Cope’s spouse.

(3)	Includes options to purchase 16,207 shares.

(4)	Includes options to purchase 28,265 shares.

(5)

Includes an aggregate of 1,255,194 shares held by four irrevocable trusts for the benefit of Lyle Berman’s children with respect to which Mr. Sell has shared voting and dispositive powers as a co-trustee. Mr. Sell has disclaimed beneficial ownership of such shares. Also includes options to purchase 15,765 shares.

(6)	Based solely upon Schedule 13G dated November 12, 2014 on file with the SEC.

(7)	Based solely upon Schedule 13G dated February 13, 2015 on file with the SEC.

(8)

Includes shares held by corporations controlled by such officers and directors and shares held by trusts of which such officers and directors are trustees. Also includes options to purchase 405,012 shares.

(9)

Shares of our common stock not outstanding but deemed beneficially owned because the respective person or group has the right to acquire them as of March 9, 2015, or within 60 days of such date, are treated as outstanding for purposes of calculating the amount and the percentage of common stock outstanding for such person or group.

The foregoing footnotes are provided for informational purposes only and each person disclaims beneficial ownership of shares owned by any member of his or her family or held in trust for any other person, including family members.

EQUITY COMPENSATION PLAN INFORMATION

At Lakes’ June 6, 2007 annual shareholders meeting, Lakes’ shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 250,000 shares of Lakes’ common stock. In August of 2009, Lakes’ shareholders amended the 2007 Plan to increase the number of shares of Lakes common stock authorized for awards from 250,000 to 1,250,000.

The 2007 Plan is designed to integrate compensation of our executives and employees, including officers and directors with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. The 2007 Plan has been approved by our shareholders. Lakes has a 1998 Stock Option and Compensation Plan (the “1998 plan”), that was approved by our shareholders to grant up to an aggregate 2,500,000 shares of incentive and non-qualified stock options to employees. No additional options will be granted under the 1998 plan.

The following table provides certain information as of December 28, 2014 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Equity compensation plans approved by shareholders:
1998 Employee Plan	12,500	$12.85	-
2007 Plan	743,117	$5.97	276,635
Total	755,617	$6.09	276,635

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Related Party Transactions

Policy.    The Audit Committee is responsible for reviewing and approving (with the concurrence of a majority of the disinterested members of the Board of Directors) any related party and affiliated party transactions as provided in the Amended and Restated Audit Committee Charter adopted by the Board of Directors of Lakes on June 26, 2014. In addition, the rules of The Nasdaq Stock Market provide that all related party transactions must be reviewed for conflicts of interest by the Audit Committee. In accordance with policies adopted by the Audit Committee, the following transactions must be presented to the Audit Committee for its review and approval:

1. Any transaction in which (i) the amount involved exceeds $120,000, (ii) Lakes was or is to be a participant (within the meaning of Regulation S-K, Item 404(a)), and (iii) a related person (as defined in Regulation S-K, Item 404(a)) has or will have a direct or indirect material interest (within the meaning of Regulation S-K, Item 404(a)).

2. Any contract or other transaction between Lakes and one or more directors of Lakes, or between Lakes and an organization in or of which one or more directors of Lakes are directors, officers, or legal representatives or have a material financial interest within the meaning of Minnesota Statutes, Section 302A.255.

Procedure.    In addition to our Board of Directors complying with the requirements of Minnesota Statutes, Section 302A.255 with respect to any proposed transaction with a potential director’s conflict of interest, all proposed transactions covered by the policy must be approved in advance by a majority of the members of the Audit Committee, along with the concurrence of a majority of the disinterested directors of the Board of Directors. If a proposed transaction covered by the policy involves a member of the Audit Committee, such member may not participate in the Audit Committee’s deliberations concerning, or vote on, such proposed transaction.

Prior to approving any proposed transaction covered by the policy, the following information concerning the proposed transaction will be fully disclosed to the Audit Committee:

1. The names of all parties and participants involved in the proposed transaction, including the relationship of all such parties and participants to Lakes and any of its subsidiaries;

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

The Audit Committee may approve only those transactions covered by the policy that a majority of the members of the Audit Committee in good faith determine to be (i) fair and reasonable to Lakes, (ii) on terms no less favorable than could be obtained by Lakes if the proposed transaction did not involve a director or the related person, as the case may be, and (iii) in the best interests of Lakes.

DIRECTOR INDEPENDENCE

The following current directors, which constitute a majority of the Board of Directors, are “independent directors” as such term is defined in Nasdaq listing standards: Larry C. Barenbaum, Ray M. Moberg and Neil I. Sell.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit and Non-Audit Fees

The following table presents fees for professional audit and other services rendered by PBTK during fiscal 2014 and fiscal 2013.

	Fees for 2014	Fees for 2013
Audit Fees(1)	$296,006	$279,596

Audit-Related Fees	—	—

Tax Fees	—	—

All Other Fees	—	—

Total Fees	$296,006	$279,596

(1)

Audit fees consist of quarterly reviews and annual audits of our consolidated financial statements, including annual audit and attestation services required by the State of Maryland. This amount also includes the issuance of consents and review of documents filed with the SEC.

The Audit Committee of the Board of Directors has reviewed the fees billed by PBTK during fiscal year 2014 and, after consideration, has determined that the receipt of these fees by PBTK is compatible with the provision of independent audit services. The Audit Committee discussed these services and fees with PBTK and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC, including those designed to implement the Sarbanes-Oxley Act of 2002, as well as by the American Institute of Certified Public Accountants.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Consolidated Financial Statements:

Page
Report of Independent Registered Public Accounting Firm	30
Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013	31
Consolidated Statements of Operations and Comprehensive Earnings (Loss) for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	32
Consolidated Statements of Shareholders’ Equity for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	33
Consolidated Statements of Cash Flows for the fiscal years ended December 28, 2014, December 29, 2013 and December 30, 2012	34
Notes to Consolidated Financial Statements	35

(a)(2) Financial Statement Schedules: Schedules are omitted since they are not applicable, not required or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto included in this Annual Report on Form 10-K.

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

2.2

Agreement and Plan of Merger, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust. (Incorporated herein by reference to Exhibit 2.1 to Lakes’ Current Report on Form 8-K filed with the Commission on January 26, 2015.)

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

3.4

Articles of Amendment to the Articles of Incorporation of Lakes Entertainment, Inc. (as amended through September 8, 2014). (Incorporated herein by reference to Exhibit 3.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 12, 2014.)

3.5	Second Amended By-laws of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 3.1 to the Lakes’ Current Report on Form 8-K filed with the Commission on January 26, 2015)

4.1

Amended and Restated Rights Agreement, dated as of January 25, 2015 by and between Lakes Entertainment, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent. (Incorporated by reference to Exhibit 4.1 to Lakes’ Current Report on Form 8-K filed with the Commission on January 26, 2015.)

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

10.20

Security Agreement (Lakes Jamul — Development) dated as of January 17, 2006 but effective as of March 30, 2006 among Lakes Jamul Development LLC, Jamul Gaming Authority and Jamul Indian Village. (Incorporated by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 5, 2006.)

10.21	2007 Stock Option and Compensation Plan (Incorporated by reference to Appendix B to Lakes’ Proxy Statement filed with the Commission on April 26, 2007).*

10.22

First Amendment to Employment Agreement with Lyle Berman dated as of March 4, 2009, effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.23

First Amendment to Employment Agreement with Tim Cope dated as of March 4, 2009 effective February 15, 2009. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on March 10, 2009.)*

10.24

Operating Agreement of Rock Ohio Ventures LLC dated October 29, 2009 by and between Lakes Ohio Development, LLC, Rock Ohio Ventures I LLC, and Rock Ohio Ventures II LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2009.)

10.25

Finders Agreement dated March 9, 2010 between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on March 11, 2010)

10.26

First Amendment to Agreement dated April 6, 2010 by and between Lakes Ohio Development, LLC and Quest Media Group, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 9, 2010)

10.27

Termination Agreement dated July 13, 2010 by and between Lakes Entertainment, Inc. and Penn Ventures, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on July 15, 2010)

10.28

Convertible Promissory Note dated August 23, 2011 between Dania Entertainment Center, LLC and Lakes Florida Development, LLC and Development Services and Management Agreement dated August 23, 2011 by and among Dania Entertainment Center, LLC and Lakes Florida Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 26, 2011)

10.29

Limited Liability Company Agreement for Evitts Resort, LLC dated September 22, 2011 between Lakes Maryland Development, LLC and Addy Entertainment, LLC. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.30

Development Services and Management Agreement dated September 22, 2011 by and among Evitts Resort, LLC and Lakes Maryland Casino Management, LLC. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on September 27, 2011)

10.31

First Amended and Restated Operating Agreement of Rock Ohio Ventures, LLC by and between Rock Ohio Ventures I, LLC, Rock Ohio Ventures II, LLC and Lakes Ohio Development effective as of January 28, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 24, 2011)

10.32

Pre-Development, Development and Financing Arrangement Agreement by and between the Jamul Indian Village and Lakes Jamul Development, LLC, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.33

Option Agreement and Escrow Instructions by and between Lakes Kean Argovitz Resorts – California, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.34

Amended and Restated Security Agreement by and between Lakes Jamul Development, LLC and Jamul Indian Village, dated November 22, 2011. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on November 29, 2011)

10.35

Unit Repurchase, Release and Settlement Agreement by and between Evitts Resort, LLC and Addy Entertainment, LLC, dated May 10, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 16, 2012)

10.36

Asset Purchase Agreement by and between Evitts Resort, LLC and Maryland Economic Development Corporation, dated August 3, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.37

Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.38

Payment in Lieu of Taxes Agreement by and between Evitts Resort, LLC and the Board of Commissioners of Allegany County, dated April 12, 2012. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on August 9, 2012)

10.39

Second Change in Terms Agreement by and between Lakes Entertainment, Inc. and Centennial Bank f/k/a First State Bank dated October 28, 2012. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 1, 2012)

10.40

Secured Construction Loan Agreement entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.41

Leasehold Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.42

Mortgage, Security Agreement and Assignment of Rent entered into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.43

Unconditional Guaranty into on December 17, 2012 by and between Lakes Entertainment, Inc. and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.44

Secured Construction Promissory Note entered into on December 17, 2012 by and between Evitts Resort, LLC and Centennial Bank. (Incorporated herein by reference to Exhibit 10.4 to Lakes’ Current Report on Form 8-K filed with the Commission on December 21, 2012)

10.45

Subordination and Intercreditor Agreement by and between Lakes Jamul Development, LLC., Penn National Gaming, Inc. and Jamul Indian Village, dated August 29, 2012. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 11, 2013)

10.46

Option Agreement by and between Lakes Kean Argovitz Resorts – California, LLC and Penn National Gaming, Inc., dated September 14, 2012. (Incorporated herein by reference to Exhibit 10.3 to Lakes’ Current Report on Form 8-K filed with the Commission on April 11, 2013)

10.47

Amended and Restated Operating Agreement of Dania Entertainment Holdings, LLC, dated February 22, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on May 29, 2013)

10.48

Debt Termination Agreement by and between Lakes Entertainment, Inc., Lakes KAR – Shingle Springs, LLC, the Shingle Springs Band of Miwok Indians and the Shingle Springs Tribal Gaming Authority dated July 17, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on July 22, 2013)

10.49

Change in Terms Agreement by and between Evitts Resort, LLC, Lakes Entertainment, Inc., and Centennial Bank dated November 1, 2013. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 4, 2013)

10.50

Employment Agreement by and between Lakes Entertainment, Inc. and Lyle Berman, dated November 6, 2013. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on November 8, 2013)*

10.51

Employment Agreement by and between Lakes Entertainment, Inc. and Timothy J. Cope, dated November 6, 2013. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on November 8, 2013)*

10.52

Redemption Agreement by and between Lakes Florida Development, LLC and Dania Entertainment Holdings, LLC dated April 21, 2014. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 24, 2014)

10.53

Purchase Agreement by and between Lakes Florida Development, LLC and ONDISS Corp., dated April 21, 2014. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 24, 2014)

10.54

Amendment No. 1 to Subordination and Intercreditor Agreement by and between Lakes Jamul Development, LLC, Penn National Gaming, Inc., and Jamul Indian Village dated April 24, 2014. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on April 30, 2014)

10.55

Modification Agreement by and between Lakes Jamul Development, LLC., Penn National Gaming, Inc. and Jamul Indian Village, dated April 24, 2014. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on April 30, 2014)

10.56

Amended and Restated Option Agreement by and between Lakes Kean Argovitz Resorts – California, LLC and Penn National Gaming, Inc. dated May 15, 2014. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on May 21, 2014)

10.57

Letter Agreement by and between Lakes Florida Development, LLC and ONDISS Corp. effective October 17, 2014. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on October 22, 2014)

10.58

Voting and Support Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., Sartini Gaming, Inc., Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 10.1 to Lakes’ Current Report on Form 8-K filed with the Commission on January 26, 2015)

10.59

Shareholders’ Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc. (Incorporated herein by reference to Exhibit 10.2 to Lakes’ Current Report on Form 8-K filed with the Commission on January 26, 2015)

21	Subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm dated March 12, 2015.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

101

The following financial information from Lakes Entertainment Inc.’s annual report on Form 10-K for the period ended December 28, 2014, filed with the SEC on March 12, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013,  (ii) the Consolidated Statements of Operations for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, (iii) the Consolidated Statements of Cash Flows for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, (iv) the Consolidated Statements of Shareholders' Equity for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, and (v) Notes to Consolidated Financial Statements.**

__________

* Management Compensatory Plan or Arrangement

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

LAKES ENTERTAINMENT, INC. Registrant By: /s/ LYLE BERMAN Name: Lyle Berman Title: Chairman of the Board and Chief Executive Officer

Dated as of March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 12, 2015.

Name	Title

/s/ Lyle Berman	Chairman of the Board and Chief Executive Officer
Lyle Berman	(Principal Executive Officer)

/s/ Timothy J. Cope	President, Chief Financial Officer and Director
Timothy J. Cope	(Principal Financial and Accounting Officer)

/s/ Ray Moberg	Director
Ray Moberg

/s/ Neil I. Sell	Director
Neil I. Sell

/s/ Larry C. Barenbaum	Director
Larry C. Barenbaum