Form 10-Q
period 2015-03-29
LAKES ENTERTAINMENT INC
filed 2015-05-07
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
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

As of May 4, 2015, there were 13,391,578 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

	(Unaudited)
	March 29, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$33,967	$35,416
Short-term investments	46,145	46,638
Other	2,301	1,807
Total current assets	82,413	83,861
Property and equipment	35,666	41,433
Accumulated depreciation	(7,374)	(8,694)
Property and equipment, net	28,292	32,739

Other assets:
Property held for sale	4,407	-
Gaming license	1,840	1,875
Land held for development	960	960
Income taxes receivable	2,000	2,155
Other	437	439
Total other assets	9,644	5,429
Total assets	$120,349	$122,029

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,350	$1,368
Accounts payable	457	482
Accrued taxes, other than income taxes	607	439
Accrued payroll and related	1,437	1,573
Other accrued expenses	1,903	1,610
Total current liabilities	5,754	5,472

Long-term debt, net of current portion and discount	8,630	8,941

Total liabilities	14,384	14,413

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 100,000 shares; 13,392 and 13,389 common shares issued and outstanding	268	268
Additional paid-in capital	205,690	205,615
Deficit	(99,970)	(98,245)
Accumulated other comprehensive loss	(23)	(22)
Total shareholders' equity	105,965	107,616
Total liabilities and shareholders' equity	$120,349	$122,029

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except per share data)

	Three months ended
	March 29, 2015	March 30, 2014
Revenues:
Gaming	$10,600	$10,320
Room	1,207	1,314
Food and beverage	1,348	1,259
Other operating	331	335
License fees and other	44	33
Gross revenues	13,530	13,261
Less promotional allowances	764	951
Net revenues	12,766	12,310

Costs and expenses:
Gaming	6,065	5,954
Room	158	110
Food and beverage	1,065	1,033
Other operating	226	242
Selling, general and administrative	6,135	5,740
Gain on sale of cost method investment	(750)	-
Impairments and other losses	331	-
(Gain) loss on disposal of property and equipment	(2)	25
Depreciation and amortization	879	853
Total costs and expenses	14,107	13,957

Loss from operations	(1,341)	(1,647)

Other income (expense):
Interest income	45	33
Interest expense	(274)	(318)
Other	-	164
Total other income (expense), net	(229)	(121)
Loss before income taxes	(1,570)	(1,768)
Income tax provision	155	-

Net loss	$(1,725)	$(1,768)

Other comprehensive loss	(1)	(14)

Comprehensive loss	$(1,726)	$(1,782)

Weighted-average common shares outstanding
Basic and diluted	13,391	13,364

Loss per share
Basic and diluted	$(0.13)	$(0.13)

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 29, 2015	March 30, 2014
OPERATING ACTIVITIES:
Net loss	$(1,725)	$(1,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	879	853
Amortization of debt issuance costs, accretion of debt discount	113	132
Accretion and amortization of discounts and premiums on short-term investments	105	93
Share-based compensation	59	72
(Gain) loss on disposal of property and equipment	(2)	25
Gain on sale of cost method investment	(750)	-
Impairments and other losses	331	-
Changes in operating assets and liabilities:
Other current assets	(446)	(155)
Income taxes receivable	155	-
Accrued taxes, other than income taxes	168	108
Accounts payable and accrued expenses	132	51
Net cash used in operating activities	(981)	(589)

INVESTING ACTIVITIES:
Purchase of short-term investments	(24,141)	(41,875)
Sales and maturities of short-term investments	24,480	42,325
Purchase of property and equipment	(1,130)	(717)
Proceeds from disposal of property and equipment	2	16
Proceeds from sale of cost method investment	750	-
Changes in other assets	(3)	21
Net cash used in investing activities	(42)	(230)

FINANCING ACTIVITIES:
Repayments of borrowings	(442)	(429)
Proceeds from issuance of common stock	16	13
Net cash used in financing activities	(426)	(416)

Net decrease in cash and cash equivalents	(1,449)	(1,235)

Cash and cash equivalents - beginning of period	35,416	37,897

Cash and cash equivalents - end of period	$33,967	$36,662

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$159	$181
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$110	$266

See notes to unaudited consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Notes to Unaudited Consolidated Financial Statements

1.  Nature of Business and Basis of Presentation

Basis of Presentation

The unaudited consolidated financial statements of Lakes Entertainment, Inc., a Minnesota corporation, and subsidiaries (individually and collectively “Lakes” or the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States has been condensed and/or omitted. For further information, please refer to the annual audited consolidated financial statements of the Company, and the related notes included within the Company’s Annual Report on Form 10-K, for the year ended December 28, 2014, previously filed with the SEC, from which the balance sheet information as of that date is derived. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting of normal recurring adjustments). The results for the current interim period are not necessarily indicative of the results to be expected for the full year.

All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which were 20% or less owned and the Company did not have the ability to significantly influence the operating or financial decisions of the entity, were accounted for under the cost method. See note 6, Investment in Rock Ohio Ventures, LLC and note 7, Investment in Dania Entertainment Holdings, LLC.

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

Rocky Gap Casino Resort

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which it acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, Lakes entered into a 40-year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated (see note 15, Commitments and Contingencies). After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, the Company converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals (“VLTs”), 16 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

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

2.  New Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.  ASU 2015-03 will be effective for the Company’s first quarter of 2016. Lakes does not expect the adoption of ASU 2015-03 to have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. ASU 2014-09 will be effective for the Company’s first quarter of 2017. Lakes is evaluating the impact this new standard will have on its financial statements.

3.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three months ended March 29, 2015. All short-term investments held as of March 29, 2015 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following as of March 29, 2015 and December 28, 2014 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
March 29, 2015
Commercial paper	$11,984	$11,984	$—
Corporate bonds	33,704	33,681	(23)
Certificates of deposit	480	480	—
Balances at March 29, 2015	$46,168	$46,145	$(23)

December 28, 2014
Commercial paper	$23,982	$23,984	$2
Corporate bonds	21,717	21,693	(24)
Certificates of deposit	961	961	—
Balances at December 28, 2014	$46,660	$46,638	$(22)

See note 14, Financial Instruments and Fair Value Measurements, for further discussion of the fair value of these investments.

4. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	March 29, 2015	December 28, 2014
Building and site improvements	$21,421	$27,905
Furniture and equipment	13,667	13,445
Construction in process	578	83
Property and equipment	35,666	41,433
Less accumulated depreciation	(7,374)	(8,694)
Property and equipment, net	$28,292	$32,739

In connection with entering into the Merger Agreement with Golden Gaming, Lakes implemented a plan to sell its corporate headquarters office building in Minnetonka, Minnesota during January 2015. As a result, this asset is classified as held for sale as of March 29, 2015.

On March 26, 2015, Lakes entered into an agreement to sell its corporate headquarters office building at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. Lakes currently expects the sale of the corporate headquarters office building to close during the second quarter of 2015. The corporate headquarters office building was carried at $4.7 million, net of accumulated depreciation, on Lakes’ consolidated balance sheet as of the date of the sale agreement, resulting in the recognition of an impairment charge of $0.3 million during the first quarter of 2015.

5. Gaming License

In April 2012, the State of Maryland Video Lottery Facility Location Commission awarded a video lottery operation license (“Gaming License”) to the Company for Rocky Gap. Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play. The Gaming License is being amortized over its 15 year term. Amortization expense related to the Gaming License was less than $0.1 million for each of the three months ended March 29, 2015 and March 30, 2014.

Information with respect to the Gaming License is as follows (in thousands):

	March 29, 2015	December 28, 2014
Original cost	$2,100	$2,100
Accumulated amortization	(260)	(225)
	$1,840	$1,875

6.  Investment in Rock Ohio Ventures, LLC

As of December 28, 2014, Lakes had a 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately-held company, that owned 80% of the Horseshoe Casino Cleveland in Cleveland, Ohio; the Horseshoe Casino Cincinnati in Cincinnati, Ohio; the Thistledown Racino in North Randall, Ohio; and Turfway Park, a thoroughbred horseracing track located in Florence, Kentucky. This investment was accounted for using the cost method since Lakes owned less than 20% of Rock Ohio Ventures and did not have the ability to significantly influence the operating and financial decisions of the entity. Lakes invested a total of $21.0 million in Rock Ohio Ventures. This investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero during the third quarter of 2014. As a result, Lakes recognized an impairment loss of $21.0 million during the third quarter of 2014. Effective January 25, 2015, Lakes sold all of its interest in Rock Ohio Ventures to DG Ohio Ventures, LLC for approximately $0.8 million.  Because this investment had been written down to zero, Lakes recognized a gain on sale of cost method investment of approximately $0.8 million in the consolidated statement of operations for the three months ended March 29, 2015.

This cost method investment was evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances occurred that may have had a significant adverse effect on the fair value of the investment. Lakes monitored this investment for impairment by considering all information available to the Company including the economic environment of the markets served by the properties Rock Ohio Ventures owns; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of Rock Ohio Venture’s management; known or expected changes in ownership of Rock Ohio Ventures; and any other known significant factors relating to the business underlying the investment.

As part of the review of operational performance and financial results for considering if there were indications of impairment, the Company utilized financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzed Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity had experienced an other-than-temporary impairment. As part of this process, the Company analyzed actual historical results compared to forecast and had periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events have occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, Lakes determined that the Company’s investment in Rock Ohio Ventures experienced an other-than-temporary impairment during the third quarter of 2014. Based on information provided by Rock Ohio Ventures, Lakes determined that there was significant uncertainty surrounding the recovery of Lakes’ investment in Rock Ohio Ventures. The Ohio gaming properties had not performed as expected which led to forecasted potential working capital requirement issues that did not exist prior to the third quarter of 2014, based on information previously available to Lakes. As a result, Lakes determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment in Rock Ohio Ventures to its estimated fair value of zero during the third quarter of 2014.

The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the January 2015 selling price of this investment. See note 14, Financial Instruments and Fair Value Measurements, for further discussion of the calculation of the fair value of the investment in Rock Ohio Ventures as of December 28, 2014.

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

The Company accounted for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, Lakes determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, there was no value recorded for this investment at the time the Loan was exchanged for an equity investment in DEH. On April 21, 2014, Lakes entered into a redemption agreement with DEH that resulted in DEH redeeming Lakes’ 20% ownership in DEH in exchange for DEH granting to Lakes 5% ownership in DEC. Concurrently, Lakes entered into an agreement with ONDISS Corp. (“ONDISS”) to sell its ownership in DEC for approximately $2.6 million. Lakes received $1.0 million on April 21, 2014 in exchange for 40% of its ownership. On October 17, 2014, ONDISS paid the entire remaining amount due to Lakes at a discounted amount of approximately $1.4 million. Upon receipt of such payment, Lakes transferred its remaining ownership in DEC to ONDISS. As a result, Lakes recognized a gain on sale of cost method investment of $2.4 million during the year ended December 28, 2014.

8.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement (“Original Option Agreement”) with Penn National Gaming, Inc. (“Penn National”) that granted Penn National the right to purchase this land for $7.0 million, increasing 1% each year, but Penn National had no obligation to purchase the land. The Original Option Agreement was amended on May 15, 2014 to reduce the purchase price of the land to $5.5 million but requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes. As of March 29, 2015 and December 28, 2014, this land is carried at approximately $1.0 million on the accompanying consolidated balance sheets.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of March 29, 2015 and December 28, 2014.

9. Debt

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

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million has been drawn on the Financing Facility, which is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan and granted a second mortgage on its real property located in Minnetonka, Minnesota. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of March 29, 2015 and December 28, 2014, $11.3 million and $11.7 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was approximately $0.1 million for each of the three months ended March 29, 2015 and March 30, 2014.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following (in thousands):

	March 29, 2015	December 28, 2014
Financing Facility	$11,269	$11,691
Capital lease obligations	30	50
Total debt	11,299	11,741
Less: current maturities, net of discount	(1,350)	(1,368)
Less: unamortized debt discount	(1,319)	(1,432)
Long-term debt, net of current maturities and discount	$8,630	$8,941

10. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Food and beverage	$159	$107
Rooms	552	808
Other	53	36
Total promotional allowances	$764	$951

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Food and beverage	$78	$53
Rooms	169	194
Other	34	42
Total promotional allowances	$281	$289

11.  Share-Based Compensation

Share-based compensation expense related to stock options was $0.1 million for each of the three months ended March 29, 2015 and March 30, 2014.

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were zero and 5,000 options granted during the three months ended March 29, 2015 and March 30, 2014, respectively. The weighted-average grant-date fair value of the stock options issued during the three months ended March 30, 2014 was $4.96.

The following table summarizes Lakes’ stock option activity during the three months ended March 29, 2015 and March 30, 2014:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price

2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Exercised	(2,500)		—	6.14
Balance at March 29, 2015	753,117	677,870	276,635	6.09

2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Forfeited/cancelled/expired	(18,211)		17,211	4.85
Exercised	(3,500)		—	3.78
Granted	5,000		(5,000)	9.16
Balance at March 30, 2014	781,460	629,483	275,635	5.88

As of March 29, 2015, the options outstanding had a weighted average remaining contractual life of 5.6 years, weighted average exercise price of $6.09 and aggregate intrinsic value of $2.0 million. The options exercisable have a weighted average exercise price of $6.03, a weighted average remaining contractual life of 5.3 years and aggregate intrinsic value of $1.9 million as of March 29, 2015.

There were 2,500 and 3,500 options exercised during the three months ended March 29, 2015 and March 30, 2014, respectively. The total intrinsic value of options exercised during each of the three months ended March 29, 2015 and March 30, 2014 was less than $0.1 million. Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.2 million as of March 29, 2015, which is expected to be recognized over a weighted-average period of 1.1 years.

Lakes issues new shares of common stock upon the exercise of options.

12.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 753,117 and 781,460 for the three months ended March 29, 2015 and March 30, 2014, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

13.  Income Taxes

Income tax expense was $0.2 million for the three months ended March 29, 2015, which was attributed entirely to alternative minimum tax. There was no income tax benefit for the first quarter of 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The Company’s effective tax rate was (9.9)% and 0% for the three months ended March 29, 2015 and March 30, 2014, respectively. For the three months ended March 29, 2015, the effective tax rate differs from the federal tax rate of 35% due to the alternative minimum tax, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization. For the three months ended March 30, 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Lakes has recorded income taxes receivable of $2.0 million and $2.2 million as of March 29, 2015 and December 28, 2014, respectively, related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.  Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of March 29, 2015.

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of March 29, 2015 and December 28, 2014, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table (in thousands) shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	March 29, 2015	December 28, 2014
Short-Term Investments
Commercial paper	$11,984	$23,984
Corporate bonds	33,681	21,693
Certificates of deposit	480	961

Balances Measured at Fair Value on a Nonrecurring Basis

Corporate Headquarters Office Building - On March 26, 2015, Lakes entered into an agreement to sell its corporate headquarters office building at a price of approximately $4.7 million, less fees and closing costs of $0.3 million. As a result, using Level 3 inputs, this asset is recorded at its fair value less costs to sell of $4.4 million in the consolidated balance sheet as of March 29, 2015.

Balances Disclosed at Fair Value

Cost Method Investment – Investment in Rock Ohio Ventures, LLC - The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the negotiated selling price of this investment. Effective January 25, 2015, Lakes sold its investment in Rock Ohio Ventures for approximately $0.8 million (see note 6, Investment in Rock Ohio Ventures, LLC).

15. Commitments and Contingencies

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the Lease Agreement was $0.1 million, net of surcharge revenues, for each of the three months ended March 29, 2015 and March 30, 2014.

Future minimum lease payments under the Lease Agreement at March 29, 2015 are as follows (in thousands):

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

Employment Agreements

Lakes has entered into employment agreements with certain key employees of the Company. The agreements provide for certain benefits to the employee as well as severance if the employee is terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depend upon the term of the agreement and can be up to two years of base salary and two years of bonus calculated as the average bonus earned in the previous two years. If such termination occurs within three years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the employee will receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the employee’s employment terminates for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the employee with notice, or due to constructive termination, all unvested stock options vest at the date of termination and remain exercisable for three years. The Company is expected to perform on these agreements if the pending Merger with Golden Gaming closes. The agreements provide for a base salary, bonus, stock options and other customary benefits.

Retention Bonus and Severance Agreements

On March 30, 2015, Lakes provided Retention Bonus and Severance Agreements (“Severance Agreements”) to 14 of its employees. These Severance Agreements are contingent upon closing of the Merger. Pursuant to these Severance Agreements, Lakes estimates that it will recognize an estimated charge of $2.8 million, representing cash payments and non-cash expenses related to stock vesting acceleration. All of the payments due under these agreements are anticipated to be paid within 30 days after closing of the Merger.

Merger Costs

Lakes expects to incur a total of approximately $10.0 million in costs associated with the proposed Merger, the majority of which are contingent upon the closing of the Merger. The $10.0 million includes the employment, retention bonus and severance agreements discussed above in addition to legal, financial advisor, accounting and consulting costs. Lakes has incurred approximately $1.3 million of the expected $10.0 million total transaction related costs as of March 29, 2015, of which approximately $0.8 million was incurred during the first quarter of 2015.

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as Plaintiff vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; and David Lehr and Pamela Lehr, as Plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by certain of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs to Lakes, or both. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

	Rocky Gap	Other	Eliminations	Consolidated

Three months ended March 29, 2015
Net revenue	$12.7	$0.4	$(0.3)	$12.8
Management fee revenue – Rocky Gap	—	0.3	(0.3)	—
Management fee expense – Rocky Gap	(0.3)	—	0.3	—
Gain on sale of cost method investment	—	0.8	—	0.8
Impairments and other losses	—	(0.3)	—	(0.3)
Depreciation and amortization expense	(0.9)	—	—	(0.9)
Earnings (loss) from operations	0.3	(1.6)	—	(1.3)
Interest expense	(0.3)	—	—	(0.3)

Three months ended March 30, 2014
Net revenue	$12.3	$0.3	$(0.3)	$12.3
Management fee revenue – Rocky Gap	—	0.3	(0.3)	—
Management fee expense – Rocky Gap	(0.3)	—	0.3	—
Depreciation and amortization expense	(0.8)	(0.1)	—	(0.9)
Earnings (loss) from operations	0.2	(1.8)	—	(1.6)
Interest expense	(0.3)	—	—	(0.3)

As of March 29, 2015
Total assets	$36.8	$83.5	$—	$120.3
Capital expenditures	1.0	0.1	—	1.1

As of December 28, 2014
Total assets	$35.7	$86.3	$—	$122.0
Capital expenditures	4.3	0.2	—	4.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties.

Rocky Gap Casino Resort

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 577 video lottery terminals (“VLTs”), 16 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

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

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended March 29, 2015.

Three months ended March 29, 2015 compared to the three months ended March 30, 2014

Net Revenues

Net revenues were $12.8 million for the first quarter of 2015 compared to $12.3 million for the first quarter of 2014. The increase in net revenues for the three months ended March 29, 2015 compared to the three months ended March 30, 2014 was primarily related to an increase in gaming revenues.

Property Operating Expenses

Property operating expenses were $7.5 million for the first quarter of 2015 compared to $7.3 million for the first quarter of 2014 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from an increase in gaming-related expenses, most notably gaming taxes, due to the increase in gaming-related revenue in the current year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $6.1 million for the first quarter of 2015 compared to $5.7 million for the first quarter of 2014. Included in these amounts were Lakes corporate selling, general and administrative expenses of $2.4 million and $2.0 million for the first quarters of 2015 and 2014, respectively, and Rocky Gap selling, general and administrative expenses of $3.7 million for each of the first quarters of 2015 and 2014.

For the first quarter of 2015, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.9 million (including share-based compensation), marketing and advertising expenses of $0.6 million, building and rent expenses of $0.6 million, professional fees of $0.6 million and business development expenses of $0.8 million which are associated with the pending Merger with Golden Gaming. For the first quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.6 million, building and rent expenses of $0.8 million and professional fees of $1.0 million.

Gain on Sale of Cost Method Investment

During the first quarter of 2015, Lakes sold its interest in Rock Ohio Ventures and recognized a $0.8 million gain on sale of cost method investment because this asset had previously been written off.

Impairments and Other Losses

On March 26, 2015, Lakes entered into an agreement to sell its corporate headquarters office building at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The corporate headquarters office building was carried at $4.7 million, net of accumulated depreciation, on Lakes’ consolidated balance sheet as of the date of the sale agreement. As a result, Lakes recognized an impairment charge of $0.3 million during the first quarter of 2015.

Depreciation and Amortization

Depreciation and amortization was $0.9 million for each of the first quarters of 2015 and 2014.

Other Income (Expense), net

Other income (expense), net was $(0.2) million for the first quarter of 2015 compared to $(0.1) million for the first quarter of 2014. The current fiscal year amount relates primarily to interest expense associated with the financing facility with Centennial Bank.

Income Taxes

Income tax expense was $0.2 million for the first quarter of 2015, which was attributed entirely to alternative minimum tax. There was no income tax benefit for the first quarter of 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was (9.9)% and 0% for the first quarters of 2015 and 2014, respectively. For the three months ended March 29, 2015, the effective tax rate differs from the federal tax rate of 35% due to the alternative minimum tax, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization. For the three months ended March 30, 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Outlook

Excluding any effect of the pending Merger with Golden Gaming, during the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of March 29, 2015, we had $34.0 million in cash and cash equivalents and $46.1 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

We have a $17.5 million financing facility that was used to finance a portion of the Rocky Gap gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $11.3 million remains outstanding as of March 29, 2015. Although we do not currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

We invested $21.0 million in Rock Ohio Ventures. During the third quarter of 2014, this cost method investment was determined to be impaired and was reduced to its estimated fair value of zero resulting in an impairment of $21.0 million. Effective January 25, 2015, we sold this investment for approximately $0.8 million. As a result, we received a cash payment of approximately $0.8 million and recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015.

We expect to incur a total of approximately $10.0 million in costs associated with the proposed Merger, the majority of which are contingent upon the closing of the Merger. The $10.0 million consists primarily of legal, financial advisor, severance and payments due under employment agreements, accounting and consulting costs. We have incurred approximately $1.3 million of the total $10.0 million in transaction related costs as of March 29, 2015, of which approximately $0.8 million was incurred during the first quarter of 2015.

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

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, previously filed with the SEC, for a discussion of all of our significant accounting policies.

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

These risks and uncertainties include, but are not limited to, the need for potential future financing to meet Lakes’ development needs and expansion goals; the highly competitive industry in which Lakes operates; possible changes in regulations; risks of entry into new businesses; reliance on Lakes’ management; and litigation costs. For more information, review Lakes’ filings with the Securities and Exchange Commission. For further information regarding the risks and uncertainties, see the “Risk Factors” section in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 28, 2014, previously filed with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 29, 2015, our investment portfolio included $46.1 million of commercial paper, corporate bonds and certificates of deposit classified as fixed income securities and cash and cash equivalents of $34.0 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. However, while the value of the investment may fluctuate in any given period, we intend to hold our fixed income investments until maturity. Consequently, we would not expect to recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

ITEM 4.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, (the “1934 Act”) as of the end of the period covered by this quarterly report. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the 1934 Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information required to be disclosed by the Company in the reports that it files or submits under the 1934 Act is accumulated and communicated to the Company’s management, including its chief executive officer and chief financial officer as appropriate to allow timely decisions regarding required disclosure.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) and related illustrative documents as an update to the Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. We expect to adopt the 2013 Framework during the current fiscal year ending January 3, 2016.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as Plaintiff, vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; and David Lehr and Pamela Lehr, as Plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by certain of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. An unfavorable outcome in these lawsuits could prevent or delay the consummation of the Merger, result in substantial costs to Lakes, or both. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

ITEM 1A.  RISK FACTORS

There have been no material changes to our risk factors identified in the “Risk Factors” section in Item IA of our Annual Report on Form 10-K for the year ended December 28, 2014, previously filed with the SEC.

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

Dated: May 7, 2015