Form 10-Q
period 2015-06-28
LAKES ENTERTAINMENT INC
filed 2015-07-30
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2015
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

As of July 27, 2015, there were 13,391,578 shares of Common Stock, $0.01 par value per share, outstanding.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

 (In thousands)

	(Unaudited)
	June 28, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$42,459	$35,416
Short-term investments	40,593	46,638
Income taxes receivable	2,093	-
Other	3,059	1,807
Total current assets	88,204	83,861
Property and equipment	35,421	41,433
Accumulated depreciation	(7,575)	(8,694)
Property and equipment, net	27,846	32,739

Other assets:
Gaming license	1,805	1,875
Land held for development	960	960
Income taxes receivable	-	2,155
Other	411	439
Total other assets	3,176	5,429
Total assets	$119,226	$122,029

Liabilities and shareholders' equity
Current liabilities:
Current portion of long-term debt, net of discount	$1,361	$1,368
Accounts payable	535	482
Accrued taxes, other than income taxes	357	439
Accrued payroll and related	1,319	1,573
Deposits	326	131
Other accrued expenses	1,206	1,479
Total current liabilities	5,104	5,472

Long-term debt, net of current portion and discount	8,273	8,941

Total liabilities	13,377	14,413

Commitments and contingencies
Shareholders' equity:
Common stock, $.01 par value; authorized 100,000 shares; 13,392 and 13,389 common shares issued and outstanding	268	268
Additional paid-in capital	205,750	205,615
Deficit	(100,149)	(98,245)
Accumulated other comprehensive loss	(20)	(22)
Total shareholders' equity	105,849	107,616
Total liabilities and shareholders' equity	$119,226	$122,029

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations and Comprehensive Earnings (Loss)

(In thousands, except per share data)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenues:
Gaming	$11,810	$11,068	$22,410	$21,388
Room	1,662	1,630	2,869	2,944
Food and beverage	1,742	1,566	3,090	2,825
Other operating	767	642	1,098	977
License fees and other	46	30	90	63
Gross revenues	16,027	14,936	29,557	28,197
Less promotional allowances	698	829	1,462	1,780
Net revenues	15,329	14,107	28,095	26,417

Costs and expenses:
Gaming	6,558	6,413	12,623	12,367
Room	215	173	373	283
Food and beverage	1,254	1,190	2,319	2,223
Other operating	516	419	742	661
Selling, general and administrative	5,539	5,723	11,674	11,463
Gain on sale of cost method investments	-	(1,000)	(750)	(1,000)
Impairments and other losses	351	-	682	-
(Gain) loss on disposal of property and equipment	-	(1)	(2)	24
Depreciation and amortization	880	864	1,759	1,717
Total costs and expenses	15,313	13,781	29,420	27,738

Earnings (loss) from operations	16	326	(1,325)	(1,321)

Other income (expense):
Interest income	48	38	93	71
Interest expense	(262)	(308)	(536)	(626)
Other	36	1	36	165
Total other income (expense), net	(178)	(269)	(407)	(390)
Earnings (loss) before income taxes	(162)	57	(1,732)	(1,711)
Income tax provision	17	-	172	-

Net earnings (loss)	(179)	57	(1,904)	(1,711)

Other comprehensive earnings	3	15	2	1

Comprehensive earnings (loss)	$(176)	$72	$(1,902)	$(1,710)

Weighted-average common shares outstanding
Basic	13,392	13,375	13,391	13,369
Dilutive impact of stock options	-	250	-	-
Diluted	13,392	13,625	13,391	13,369

Loss per share
Basic	$(0.01)	$0.00	$(0.14)	$(0.13)
Diluted	$(0.01)	$0.00	$(0.14)	$(0.13)

See notes to consolidated financial statements.

LAKES ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended
	June 28, 2015	June 29, 2014
OPERATING ACTIVITIES:
Net loss	$(1,904)	$(1,711)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,759	1,717
Amortization of debt issuance costs and accretion of debt discount	222	261
Accretion and amortization of discounts and premiums on short-term investments	204	162
Share-based compensation	119	143
(Gain) loss on disposal of property and equipment	(2)	24
Gain on sale of cost method investment	(750)	-
Impairments and other losses	357	-
Changes in operating assets and liabilities:
Other current assets	(1,232)	(496)
Income taxes receivable	62	-
Accrued taxes, other than income taxes	(82)	114
Deposits	195	210
Accounts payable and accrued expenses	(474)	727
Net cash provided by (used in) operating activities	(1,526)	1,151

INVESTING ACTIVITIES:
Purchase of short-term investments	(25,137)	(52,390)
Sales and maturities of short-term investments	30,960	55,729
Purchase of property and equipment	(1,552)	(3,536)
Proceeds from disposal of property and equipment	4,409	17
Proceeds from sale of cost method investment	750	-
Changes in other assets	20	23
Net cash provided by (used in) investing activities	9,450	(157)

FINANCING ACTIVITIES:
Repayments of borrowings	(897)	(860)
Proceeds from issuance of common stock	16	133
Net cash used in financing activities	(881)	(727)

Net increase in cash and cash equivalents	7,043	267

Cash and cash equivalents - beginning of period	35,416	37,897

Cash and cash equivalents - end of period	$42,459	$38,164

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$315	$361
Income taxes	110	-
Noncash investing activities:
Capital expenditures in accounts payable and accrued expenses	$25	$1,216

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

Rocky Gap Casino Resort

Lakes owns and operates the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which it acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, Lakes entered into a 40-year operating ground lease with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated (see note 15, Commitments and Contingencies). After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, the Company converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 579 video lottery terminals (“VLTs”), 16 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened during the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

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

Under the terms of the Merger Agreement, Lakes is valued at $9.57 per share, subject to working capital and various other adjustments under the Merger Agreement. The value of Golden Gaming under the Merger Agreement will be determined by multiplying 7.5 times Golden Gaming’s trailing twelve-month consolidated earnings before interest, taxes, depreciation and amortization (adjusted for non-cash or non-recurring expenses, losses and charges and certain other expenses), less the aggregate principal amount of Golden Gaming’s indebtedness, subject to working capital and various other adjustments under the Merger Agreement.  Based on July 31, 2015 financial estimates and assumptions (as of June 28, 2015), the legacy Golden Gaming shareholder would be issued 7,772,736 shares of Lakes common stock and certain Golden Gaming warrant holders would be issued 457,172 shares of Lakes common stock under the Merger Agreement, which would represent a total of approximately 36.8% of the total fully diluted post-merger shares of common stock. The Company’s current shareholders (assuming the exercise of all outstanding options to acquire Lakes common stock) would retain approximately 63.2% of the total fully diluted post-merger shares of Lakes common stock.

Completion of the Merger is subject to various customary closing conditions (some of which have been completed as of June 28, 2015), including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement (ii) certain gaming approvals having been obtained from the relevant gaming authorities, (iii) the absence of any order or injunction prohibiting the consummation of the Merger, (iv) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (v) the refinancing of certain indebtedness of Golden Gaming, (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (vii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

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

Contemporaneous with entering into the Merger Agreement, Lakes has also amended and restated its Rights Agreement dated as of December 12, 2013, to preserve its ability to utilize approximately $96.3 million of federal net operating tax loss carryforwards by, among other things, lowering the voting securities ownership threshold of an acquiring person from 15% to 4.99%, and making such other changes which Lakes deemed necessary to effectuate the purposes of the Rights Agreement in light of the transactions contemplated by the Merger Agreement.

2.  New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. ASU 2015-11 will be effective for the Company’s first quarter of 2017. Lakes is evaluating the impact this amendment will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs ("ASU 2015-03"). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.  ASU 2015-03 will be effective for the Company’s first quarter of 2016. Lakes is evaluating the impact this standard will have on its financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers ("ASU 2014-09"). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year and will be effective for the Company’s first quarter of 2018. Lakes is evaluating the impact this standard will have on its financial statements.

3.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three or six months ended June 28, 2015. All short-term investments held as of June 28, 2015 have original maturity dates of twelve months or less and are classified as current assets. Short-term investments consisted of the following as of June 28, 2015 and December 28, 2014 (in thousands):

	Amortized Cost	Fair Value	Unrealized Gain/(Loss)
June 28, 2015
Commercial paper	$6,989	$6,988	$(1)
Corporate bonds	33,624	33,605	(19)
Balances at June 28, 2015	$40,613	$40,593	$(20)

December 28, 2014
Commercial paper	$23,982	$23,984	$2
Corporate bonds	21,717	21,693	(24)
Certificates of deposit	961	961	—
Balances at December 28, 2014	$46,660	$46,638	$(22)

See note 14, Financial Instruments and Fair Value Measurements, for further discussion of the fair value of these investments.

4. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost (in thousands):

	June 28, 2015	December 28, 2014
Building and site improvements	$21,473	$27,905
Furniture and equipment	13,652	13,445
Construction in process	296	83
Property and equipment	35,421	41,433
Less accumulated depreciation	(7,575)	(8,694)
Property and equipment, net	$27,846	$32,739

On March 26, 2015, Lakes entered into an agreement to sell its corporate headquarters office building at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The corporate headquarters office building was carried at $4.8 million, net of accumulated depreciation, on Lakes’ consolidated balance sheet as of the date of the sale agreement, resulting in the recognition of an impairment charge of $0.4 million during the six months ended June 28, 2015. The sale of the corporate headquarters office building closed on May 20, 2015.

5. Gaming License

In April 2012, the State of Maryland Video Lottery Facility Location Commission awarded a video lottery operation license (“Gaming License”) to the Company for Rocky Gap. Amortization of the Gaming License began on May 22, 2013, the date the gaming facility opened for public play. The Gaming License is being amortized over its 15 year term. Amortization expense related to the Gaming License was less than $0.1 million for each of the three months ended June 28, 2015 and June 29, 2014, and approximately $0.1 million for each of the six months ended June 28, 2015 and June 29, 2014.

Information with respect to the Gaming License is as follows (in thousands):

	June 28, 2015	December 28, 2014
Original cost	$2,100	$2,100
Accumulated amortization	(295)	(225)
	$1,805	$1,875

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

8.  Land

Lakes owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, Lakes entered into a ten-year option agreement with Penn National Gaming, Inc. (“Penn National”), which was subsequently amended on May 15, 2014. The amended agreement grants Penn National the right to purchase this land for $5.5 million and requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to Lakes. As of June 28, 2015 and December 28, 2014, this land is carried at approximately $1.0 million on the accompanying consolidated balance sheets.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of June 28, 2015 and December 28, 2014.

9. Debt

Financing Facility

In December 2012, Lakes closed on a $17.5 million financing facility with Centennial Bank (the “Financing Facility”) to finance a portion of Rocky Gap project costs. Approximately $13.4 million has been drawn on the Financing Facility, which is collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, Lakes guaranteed repayment of the loan. Effective November 1, 2013, Lakes amended the Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and continue for 84 months. Although Lakes does not currently plan to make further draws on the Financing Facility, Lakes has the ability to draw the remaining $4.1 million on the Financing Facility through December 31, 2018. As of June 28, 2015 and December 28, 2014, $10.8 million and $11.7 million of principal was outstanding under the Financing Facility, respectively.

As a result of the amendment of the Financing Facility with Centennial Bank effective November 1, 2013, Lakes recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Financing Facility, which is being accreted to interest expense over the term of the Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was approximately $0.1 million for each of the three months ended June 28, 2015 and June 29, 2014, and $0.2 million for each of the six months ended June 28, 2015 and June 29, 2014.

Summary of Outstanding Debt

Long-term debt, net of current maturities and discount, is comprised of the following (in thousands):

	June 28, 2015	December 28, 2014
Financing Facility	$10,844	$11,691
Capital lease obligations	—	50
Total debt	10,844	11,741
Less: current maturities, net of discount	(1,361)	(1,368)
Less: unamortized debt discount	(1,210)	(1,432)
Long-term debt, net of current maturities and discount	$8,273	$8,941

10. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Food and beverage	$153	$139	$312	$246
Rooms	509	677	1,061	1,485
Other	36	13	89	49
Total promotional allowances	$698	$829	$1,462	$1,780

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Food and beverage	$61	$72	$138	$125
Rooms	140	163	309	357
Other	40	35	75	77
Total promotional allowances	$241	$270	$522	$559

11.  Share-Based Compensation

Share-based compensation expense related to stock options for the three and six months ended June 28, 2015 and June 29, 2014 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Total cost of share-based payment plans	$59	$72	$119	$143

The Company uses the Black Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted average risk-free interest rate and the weighted average expected life of the options. There were zero options granted during the three and six months ended June 28, 2015. There were 3,000 and 8,000 options granted during the three and six months ended June 29, 2014, respectively. The weighted-average grant-date fair value of the stock options issued during the three and six months ended June 29, 2014 was $4.81 and $4.91, respectively.

The following table summarizes Lakes’ stock option activity during the six months ended June 28, 2015 and June 29, 2014:

	Number of Common Shares
	Options Outstanding	Exercisable	Available for Grant	Weighted-Average Exercise Price

2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Exercised	(2,500)		—	6.14
Balance at June 28, 2015	753,117	678,870	276,635	6.09

2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Forfeited/cancelled/expired	(20,211)		19,211	4.95
Exercised	(27,843)		—	4.75
Granted	8,000		(8,000)	9.44
Balance at June 29, 2014	758,117	605,141	274,635	6.08

As of June 28, 2015, the options outstanding had a weighted average remaining contractual life of 5.3 years, weighted average exercise price of $6.09 and aggregate intrinsic value of $2.3 million. The options exercisable have a weighted average exercise price of $6.03, a weighted average remaining contractual life of 5.1 years and aggregate intrinsic value of $2.1 million as of June 28, 2015.

There were zero and 2,500 options exercised during the three and six months ended June 28, 2015, respectively. The total intrinsic value of options exercised during the six months ended June 28, 2015 was less than $0.1 million. There were 24,343 and 27,843 options exercised during the three and six months ended June 29, 2014.  The total intrinsic value of options exercised during each of the three and six months ended June 29, 2014 was $0.1 million.  Lakes’ unrecognized share-based compensation expense related to stock options was approximately $0.2 million as of June 28, 2015, which is expected to be recognized over a weighted-average period of 0.9 years.

Lakes issues new shares of common stock upon the exercise of options.

12.  Earnings (Loss) per Share

For all periods, basic earnings (loss) per share (“EPS”) is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding. Diluted EPS in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net earnings by the weighted-average of all common and potentially dilutive shares outstanding. Potentially dilutive stock options of 753,117 for each of the three and six months ended June 28, 2015 and 508,721 and 758,119 for the three and six months ended June 29, 2014, respectively, were not used to compute diluted earnings (loss) per share because the effects would have been anti-dilutive.

13.  Income Taxes

Income tax expense was $0.2 million for the six months ended June 28, 2015, which was attributed entirely to alternative minimum tax. There was no income tax benefit for the six months ended June 29, 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. The Company’s effective tax rate was (9.9)% and 0% for the six months ended June 28, 2015 and June 29, 2014, respectively. For the six months ended June 28, 2015, the effective tax rate differs from the federal tax rate of 35% due to the alternative minimum tax, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization. For the six months ended June 29, 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Lakes has recorded income taxes receivable of $2.1 million and $2.2 million as of June 28, 2015 and December 28, 2014, respectively, related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.  Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of June 28, 2015.

The Company is currently under IRS audit for the 2009-2013 tax years and the IRS has proposed certain adjustments to the tax filings for those years. However, Lakes believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. Lakes does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

During the second quarter of 2015, the Company was notified by the State of California that their audit of Lakes for the 2010 tax year had been completed and resulted in no adjustments.

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of June 28, 2015 and December 28, 2014, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table (in thousands) shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	June 28, 2015	December 28, 2014
Short-Term Investments
Commercial paper	$6,988	$23,984
Corporate bonds	33,605	21,693
Certificates of deposit	—	961

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

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the Lease Agreement was $0.1 million, net of surcharge revenues, for each of the three months ended June 28, 2015 and June 29, 2014, and $0.2 million, net of surcharge revenues, for each of the six months ended June 28, 2015 and June 29, 2014.

Future minimum lease payments under the Lease Agreement at June 28, 2015 are as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Minimum lease payment	$425	$425	$425	$425	$425	$13,175

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

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement related to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that were to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals.

On June 17, 2015, Lakes settled the lawsuit by paying Quest $325,000. No further claims can be made by Quest related to this matter.

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

Merger Costs

Lakes expects to incur a total of approximately $10.0 million in costs associated with the proposed Merger, the majority of which are contingent upon the closing of the Merger. The $10.0 million includes the employment, retention bonus and severance agreements discussed above in addition to legal, financial advisor, accounting and consulting costs. Lakes has incurred approximately $1.8 million of the expected $10.0 million total transaction related costs as of June 28, 2015, of which approximately $1.3 million was incurred during the six months ended June 28, 2015.

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as Plaintiff vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; and David Lehr and Pamela Lehr, as Plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by certain of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending actions arising out of the Merger.

In response to the lawsuits, Lakes’ Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the claims alleged by the plaintiffs. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations.

An unfavorable outcome in this lawsuit could result in substantial costs to Lakes. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

	Rocky Gap	Other	Eliminations	Consolidated

Three months ended June 28, 2015
Net revenue	$15.3	$0.5	$(0.5)	$15.3
Management fee revenue – Rocky Gap	—	0.5	(0.5)	—
Management fee expense – Rocky Gap	(0.5)	—	0.5	—
Impairments and other losses	—	(0.4)	—	(0.4)
Depreciation and amortization expense	(0.9)	—	—	(0.9)
Earnings (loss) from operations	1.7	(1.7)	—	—
Interest expense	(0.3)	—	—	(0.3)

Three months ended June 29, 2014
Net revenue	$14.1	$0.4	$(0.4)	$14.1
Management fee revenue – Rocky Gap	—	0.4	(0.4)	—
Management fee expense – Rocky Gap	(0.4)	—	0.4	—
Gain on sale of cost method investment	—	1.0	—	1.0
Depreciation and amortization expense	(0.8)	(0.1)	—	(0.9)
Earnings (loss) from operations	0.9	(0.6)	—	0.3
Interest expense	(0.3)	—	—	(0.3)

Six months ended June 28, 2015
Net revenue	$28.0	0.9	(0.8)	28.1
Management fee revenue – Rocky Gap	—	0.8	(0.8)	—
Management fee expense – Rocky Gap	(0.8)	—	0.8	—
Gain on sale of cost method investment	—	0.8	—	0.8
Impairments and other losses	—	(0.7)	—	(0.7)
Depreciation and amortization expense	(1.7)	(0.1)	—	(1.8)
Earnings (loss) from operations	2.0	(3.3)	—	(1.3)
Interest expense	(0.5)	—	—	(0.5)

Six months ended June 29, 2014
Net revenue	$26.4	0.7	(0.7)	26.4
Management fee revenue – Rocky Gap	—	0.7	(0.7)	—
Management fee expense – Rocky Gap	(0.7)	—	0.7	—
Gain on sale of cost method investment	—	1.0	—	1.0
Depreciation and amortization expense	(1.6)	(0.1)	—	(1.7)
Earnings (loss) from operations	1.0	(2.3)	—	(1.3)
Interest expense	(0.6)	—	—	(0.6)

As of June 28, 2015
Total assets	$36.7	$82.5	$—	$119.2
Capital expenditures	1.4	0.2	—	1.6

As of December 28, 2014
Total assets	$35.7	$86.3	$—	$122.0
Capital expenditures	4.3	0.2	—	4.5

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Lakes Entertainment, Inc. and subsidiaries (“Lakes”, “we”, or “our”) develops, finances, manages and owns casino properties with a historical emphasis on Indian-owned properties.

Rocky Gap Casino Resort

We own and operate the Rocky Gap Casino Resort in Allegany County, Maryland (“Rocky Gap”) which we acquired on August 3, 2012. In connection with the acquisition of Rocky Gap, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources (“Maryland DNR”) for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. After acquiring Rocky Gap, which included a hotel, convention center, spa, two restaurants and the only Jack Nicklaus signature golf course in Maryland, we converted the then-existing convention center into a gaming facility which opened to the public on May 22, 2013. The gaming facility features 579 video lottery terminals (“VLTs”), 16 table games, two poker tables, a casino bar and a lobby food and beverage outlet. The AAA Four Diamond Award® winning resort also includes an event and conference center that opened in the fourth quarter of 2013, which is able to accommodate large groups and features flexible use meeting rooms. The total cost of the Rocky Gap project was approximately $35.0 million, which included the initial acquisition cost.

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

Under the terms of the Merger Agreement, Lakes is valued at $9.57 per share, subject to working capital and various other adjustments under the Merger Agreement. The value of Golden Gaming under the Merger Agreement will be determined by multiplying 7.5 times Golden Gaming’s trailing twelve-month consolidated earnings before interest, taxes, depreciation and amortization (adjusted for non-cash or non-recurring expenses, losses and charges and certain other expenses), less the aggregate principal amount of Golden Gaming’s indebtedness, subject to working capital and various other adjustments under the Merger Agreement.  Based on July 31, 2015 financial estimates and assumptions (as of June 28, 2015), the legacy Golden Gaming shareholder would be issued 7,772,736 shares of Lakes common stock and certain Golden Gaming warrant holders would be issued 457,172 shares of Lakes common stock under the Merger Agreement, which would represent a total of approximately 36.8% of the total fully diluted post-merger shares of common stock. The Company’s current shareholders (assuming the exercise of all outstanding options to acquire Lakes common stock) would retain approximately 63.2% of the total fully diluted post-merger shares of Lakes common stock.

Completion of the Merger is subject to various customary closing conditions (some of which have been completed as of June 28, 2015), including, but not limited to, (i) approval by Lakes’ shareholders of the issuance of shares of Lakes common stock under the Merger Agreement, (ii) certain gaming approvals having been obtained from the relevant gaming authorities, (iii) the absence of any order or injunction prohibiting the consummation of the Merger, (iv) no material adverse effect or other specified adverse events occurring with respect to Lakes or Golden Gaming, (v) the refinancing of certain indebtedness of Golden Gaming, (vi) subject to certain exceptions, the accuracy of the representations and warranties of the parties, and (vii) performance and compliance in all material respects with agreements and covenants contained in the Merger Agreement.

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

Contemporaneous with entering into the Merger Agreement, Lakes has also amended and restated its Rights Agreement dated as of December 12, 2013, to preserve its ability to utilize approximately $96.3 million of federal net operating tax loss carryforwards by, among other things, lowering the voting securities ownership threshold of an acquiring person from 15% to 4.99%, and making such other changes which Lakes deemed necessary to effectuate the purposes of the Rights Agreement in light of the transactions contemplated by the Merger Agreement.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three months ended June 28, 2015.

Three months ended June 28, 2015 compared to the three months ended June 29, 2014

Net Revenues

Net revenues were $15.3 million for the second quarter of 2015 compared to $14.1 million for the second quarter of 2014. The increase in net revenues for the three months ended June 28, 2015 compared to the three months ended June 29, 2014 was primarily related to an increase in gaming revenues which resulted primarily from increases in video lottery terminal volume and table games hold percentages.

Property Operating Expenses

Property operating expenses were $8.5 million for the second quarter of 2015 compared to $8.2 million for the second quarter of 2014 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from an increase in gaming-related expenses, most notably gaming taxes, due to the increase in gaming-related revenue in the current year quarter.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $5.5 million for the second quarter of 2015 compared to $5.7 million for the second quarter of 2014. Included in these amounts were Lakes corporate selling, general and administrative expenses of $1.8 million and $1.9 million for the second quarters of 2015 and 2014, respectively, and Rocky Gap selling, general and administrative expenses of $3.7 million and $3.8 million for the second quarters of 2015 and 2014, respectively.

For the second quarter of 2015, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.6 million, building and rent expenses of $0.7 million, professional fees of $0.5 million and business development expenses of $0.4 million which are associated with the pending Merger with Golden Gaming. For the second quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.7 million, building and rent expenses of $0.6 million, professional fees of $0.5 million and business development expenses of $0.4 million.

Gain on Sale of Cost Method Investment

During the second quarter of 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida. Upon the receipt of a portion of the selling price of the investment, Lakes recognized a $1.0 million gain on sale of cost method investment during the second quarter of 2014 since this asset had previously been written off.

Impairments and Other Losses

On June 17, 2015, Lakes entered into a settlement agreement with Quest Media Group, LLC (“Quest”) for approximately $0.3 million related to a lawsuit filed by Quest. As a result, Lakes recognized an expense of approximately $0.3 million during the second quarter of 2015.

Depreciation and Amortization

Depreciation and amortization was $0.9 million for each of the second quarters of 2015 and 2014.

Other Income (Expense), net

Other income (expense), net was $(0.2) million for the second quarter of 2015 compared to $(0.3) million for the second quarter of 2014, which relates primarily to interest expense associated with the financing facility with Centennial Bank.

Income Taxes

Income tax expense was less than $0.1 million for the second quarter of 2015, which was attributed entirely to alternative minimum tax. There was no income tax benefit for the second quarter of 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was (10.5)% and 0% for the second quarters of 2015 and 2014, respectively. For the three months ended June 28, 2015, the effective tax rate differs from the federal tax rate of 35% due to the alternative minimum tax, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization. For the three months ended June 29, 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Six months ended June 28, 2015 compared to the six months ended June 29, 2014

Net Revenues

Net revenues were $28.1 million for the six months ended June 28, 2015 compared to $26.4 million for the six months ended June 29, 2014. The increase in net revenues for the six months ended June 28, 2015 compared to the six months ended June 29, 2014 was primarily related to an increase in gaming revenues which resulted primarily from increases in video lottery terminal volume and table games hold percentages.

Property Operating Expenses

Property operating expenses were $16.1 million for the six months ended June 28, 2015 compared to $15.5 million for the six months ended June 29, 2014 which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses resulted primarily from an increase in gaming-related expenses, most notably gaming taxes, due to the increase in gaming-related revenue in the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $11.7 million for the six months ended June 28, 2015 compared to $11.5 million for the six months ended June 29, 2014. Included in these amounts were Lakes corporate selling, general and administrative expenses of $4.2 million and $4.0 million for the six months ended June 28, 2015 and June 29, 2014, respectively, and Rocky Gap selling, general and administrative expenses of $7.5 million for each of the six months ended June 28, 2015 and June 29, 2014.

For the six months ended June 28, 2015, selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.7 million (including share-based compensation), marketing and advertising expenses of $1.2 million, building and rent expenses of $1.2 million, professional fees of $1.1 million and business development expenses of $1.3 million which are associated with the pending Merger with Golden Gaming. For the six months ended June 29, 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $5.6 million (including share-based compensation), marketing and advertising expenses of $1.3 million, building and rent expenses of $1.4 million, professional fees of $1.1 million and business development expenses of $0.8 million.

Gain on Sale of Cost Method Investments

During the six months ended June 28, 2015, Lakes sold its interest in Rock Ohio Ventures and recognized a $0.8 million gain on sale of cost method investment because this asset had previously been written off. During the six months ended June 29, 2014, Lakes entered into an agreement to sell its interest in Dania Casino & Jai Alai in Dania Beach, Florida. Upon the receipt of a portion of the selling price of the investment, Lakes recognized a $1.0 million gain on sale of cost method investment during the second quarter of 2014 since this asset had previously been written off.

Impairments and Other Losses

On March 26, 2015, Lakes entered into an agreement to sell its corporate headquarters office building at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The corporate headquarters office building was carried at $4.8 million, net of accumulated depreciation, on Lakes’ consolidated balance sheet as of the date of the sale agreement. As a result, Lakes recognized an impairment charge of $0.4 million during the six months ended June 29, 2015. The sale of the corporate headquarters office building closed on May 20, 2015. On June 17, 2015, Lakes entered into a settlement agreement with Quest for approximately $0.3 million related to a lawsuit filed by Quest. As a result, Lakes recognized an expense of approximately $0.3 million during the second quarter of 2015.

Depreciation and Amortization

Depreciation and amortization was $1.8 million for the six months ended June 28, 2015 and $1.7 million for the six months ended June 29, 2014.

Other Income (Expense), net

Other income (expense), net was $(0.4) million for each of the six months ended June 28, 2015 and June 29, 2014, which relates primarily to interest expense associated with the financing facility with Centennial Bank.

Income Taxes

Income tax expense was $0.2 million for the six months ended June 28, 2015, which was attributed entirely to alternative minimum tax. There was no income tax benefit for the six months ended June 29, 2014 because there is no remaining potential to carry back losses to prior years and future realization of the benefit is uncertain. Our effective tax rate was (9.9)% and 0% for the six months ended June 28, 2015 and June 29, 2014, respectively. For the six months ended June 28, 2015, the effective tax rate differs from the federal tax rate of 35% due to the alternative minimum tax, permanent differences and the limitation of the income tax benefit due to the uncertainty of its future realization. For the six months ended June 29, 2014, the effective tax rate differs from the federal tax rate of 35% primarily due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Outlook

Excluding any effect of the pending Merger with Golden Gaming, during the next twelve months, Lakes currently expects the majority of its revenue to come from the operation of Rocky Gap. However, due to the relatively short operating history of Rocky Gap, we do not plan to provide guidance on future results of operations.

Liquidity and Capital Resources

As of June 28, 2015, we had $42.5 million in cash and cash equivalents and $40.6 million in short-term investments. We currently believe that our cash and cash equivalents, short-term investments, and our cash flows from operations will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on economic conditions and their effect on consumer spending in the property we own. Declines in consumer spending would cause our revenues generated from the ownership of Rocky Gap to be adversely affected.

We have a $17.5 million financing facility that was used to finance a portion of the Rocky Gap gaming facility project and new event and conference center construction costs. We drew approximately $13.4 million on the financing facility, of which $10.8 million remains outstanding as of June 28, 2015. Although we do not currently plan to make additional draws on the financing facility, we have the ability to draw the remaining $4.1 million through December 31, 2018. Effective November 1, 2013, we amended this financing facility to reduce the interest rate from 10.5% to 5.5%. Monthly principal and interest payments on the outstanding amount of the financing facility began on December 1, 2013 and continue for 84 months.

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

We expect to incur a total of approximately $10.0 million in costs associated with the proposed Merger, the majority of which are contingent upon the closing of the Merger. The $10.0 million consists primarily of legal, financial advisor, severance and payments due under employment agreements, accounting and consulting costs. We have incurred approximately $1.8 million of the total $10.0 million in transaction related costs as of June 28, 2015, of which approximately $1.3 million was incurred during the six months ended June 28, 2015.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 28, 2015, our investment portfolio included $40.6 million of commercial paper and corporate bonds classified as fixed income securities and cash and cash equivalents of $42.6 million. The fixed income securities, like all fixed income instruments, are subject to interest rate risks and will decline in value if market interest rates increase. The value of the investments may fluctuate in any given period, and if investments are sold prior to their maturity dates, we could recognize an adverse impact on net income or cash flows during the holding period. We adjust the carrying value of our investments if impairment occurs that is other than temporary.

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

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”) and related illustrative documents as an update to the Internal Control-Integrated Framework (1992) (the “1992 Framework”). While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the 2013 Framework, among other matters, requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective. We adopted the 2013 Framework during the second quarter of 2015.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

On February 6, 2015, Lakes, the members of the Lakes’ Board of Directors, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as Plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as Plaintiff, vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants; and David Lehr and Pamela Lehr, as Plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as Defendants. These are purported shareholder class action lawsuits brought by certain of Lakes’ shareholders on behalf of themselves and others similarly situated, alleging that in entering into the proposed transaction with Golden Gaming, the Defendants have breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The Plaintiffs seek, among other things, to enjoin the transactions contemplated by the Merger Agreement and attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending actions arising out of the Merger.

In response to the lawsuits, Lakes’ Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the claims alleged by the plaintiffs. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations.

An unfavorable outcome in this lawsuit could result in substantial costs to Lakes. It is also possible that other lawsuits may yet be filed and Lakes cannot estimate any possible loss from this or future litigation at this time.

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

Quest Media Group, LLC Litigation

On May 17, 2012, Lakes received service of a breach of contract lawsuit filed in the Franklin County Court of Common Pleas, Franklin County, Ohio by Quest Media Group, LLC (“Quest”) with respect to an agreement (the “Agreement”) entered into between Lakes Ohio Development, LLC (a wholly owned subsidiary of Lakes) (“Lakes Ohio Development”) and Quest on March 9, 2010.  The Agreement related to Quest assisting Lakes Ohio Development in partnering with Rock Ohio Ventures, LLC and Penn Ventures, LLC (“Penn Ventures”) with respect to funding the proposed citizen-initiated referendum in November 2009 to amend the Ohio constitution to permit one casino each in Cleveland, Cincinnati, Toledo and Columbus, Ohio. The lawsuit alleged, among other things, that Lakes breached the Agreement by selling Lakes Ohio Development’s interest in the Toledo and Columbus, Ohio casino projects to Penn Ventures, failing to pay the proper fee to Quest as a result of such sale, and incorrectly calculating the costs that were to be offset against Quest’s fee.  The lawsuit sought unspecified compensatory damages in excess of $25,000, punitive damages, declaratory and injunctive relief.  The lawsuit named as defendants Lakes Entertainment, Inc., Lakes Ohio Development, LLC and Lyle Berman, Chairman and CEO of Lakes. Lakes removed the case to federal court, answered the pleadings and filed a motion to dismiss the claims against all defendants.  Prior to the judge’s ruling on the motion to dismiss, the parties settled all but one of Quest’s claims (including obtaining a dismissal of Lyle Berman from the lawsuit) at no out-of-pocket expense to Lakes.  The judge granted Lakes’ motion to dismiss and dismissed the remaining claims against Lakes. Quest subsequently appealed the dismissal to the Sixth Circuit Court of Appeals.

On June 17, 2015, Lakes settled the lawsuit by paying Quest $325,000. No further claims can be made by Quest related to this matter.

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

ITEM 6.  EXHIBITS

Exhibits	Description

3.01	Third Amended Bylaws of Lakes Entertainment, Inc.

3.02	Fourth Amended Bylaws of Lakes Entertainment, Inc.

31.1	Certification of CEO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of CFO pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: July 30, 2015