Form 10-Q
period 2015-09-30
GOLDEN ENTERTAINMENT, INC.
filed 2015-11-06
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-24993

GOLDEN ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6595 S Jones Boulevard	89118
Las Vegas, Nevada	(Zip Code)
(Address of principal executive offices)

(702) 893-7777

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

As of November 2, 2015, there were 21,631,486 shares of Common Stock, $0.01 par value per share, outstanding.

GOLDEN ENTERTAINMENT, INC.

Part I.

Financial Information

ITEM 1.  FINANCIAL STATEMENTS

GOLDEN ENTERTAINMENT, INC.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30,	December 28,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$43,156	$35,416
Short-term investments	—	46,638
Accounts receivable, net of allowance for doubtful accounts of $0.6 million as of September 30, 2015	4,492	622
Income taxes receivable	2,299	—
Prepaid expenses	7,566	760
Other	2,716	425
Total current assets	60,229	83,861

Property and equipment	120,219	41,433
Accumulated depreciation	(10,985)	(8,694)
Property and equipment, net	109,234	32,739

Other assets
Goodwill	90,639	—
Intangible assets, net	81,814	2,279
Land held for sale	960	—
Land held for development	—	960
Income taxes receivable	—	2,155
Other	2,502	35
Total other assets	175,915	5,429
Total assets	$345,378	$122,029
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$7,273	$1,368
Accounts payable	6,130	482
Accrued taxes, other than income taxes	645	439
Accrued payroll and related	3,614	1,573
Deposits	284	131
Other accrued expenses	3,454	1,479
Total current liabilities	21,400	5,472

Long-term debt, net of current portion and discount	139,100	8,941
Debt issuance costs, net	(2,619)	—
Other long-term obligations	2,996	—
Total liabilities	160,877	14,413
Commitments and contingencies (Note 14)
Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 21,624 and 13,389 common shares issued and outstanding as of September 30, 2015 and December 28, 2014, respectively	350	268
Additional paid-in capital	281,282	205,615
Retained earnings (accumulated deficit)	(97,131)	(98,245)
Accumulated other comprehensive loss	—	(22)
Total shareholders' equity	184,501	107,616
Total liabilities and shareholders' equity	$345,378	$122,029

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
Revenues
Gaming	$52,336	$12,072	$74,746	$33,460
Food and beverage	9,230	1,835	12,320	4,660
Rooms	2,141	1,940	5,010	4,884
Other operating	1,873	873	3,061	1,913
Gross revenues	65,580	16,720	95,137	44,917
Less: Promotional allowances	(3,068)	(790)	(4,530)	(2,570)
Net revenues	62,512	15,930	90,607	42,347
Expenses
Gaming	35,661	6,841	48,284	19,208
Food and beverage	6,824	1,366	9,143	3,589
Rooms	270	226	643	509
Other operating	813	470	1,555	1,131
Selling, general and administrative	12,134	5,455	22,542	16,918
Merger expenses	9,325	—	10,591	—
Gain on sale of cost method investment	—	—	(750)	(1,000)
Charges related to arbitration award	—	2,530	—	2,530
Impairments and other losses	—	20,997	682	20,997
Preopening expenses	129	—	129	—
Gain on sale of land	—	(66)	—	(66)
Loss on disposal of property and equipment	8	37	6	61
Depreciation and amortization	5,100	896	6,859	2,613
Total expenses	70,264	38,752	99,684	66,490
Loss from operations	(7,752)	(22,822)	(9,077)	(24,143)
Other income (expense)
Interest expense, net	(980)	(258)	(1,423)	(813)
Loss on extinguishment of debt	(1,174)	—	(1,174)	—
Other, net	50	4	86	169
Total other expense	(2,104)	(254)	(2,511)	(644)
Loss before income taxes	(9,856)	(23,076)	(11,588)	(24,787)
Benefit for income taxes	12,874	—	12,702	—
Net income (loss)	3,018	(23,076)	1,114	(24,787)
Other comprehensive income (loss)	20	(3)	22	(2)
Comprehensive income (loss)	$3,038	$(23,079)	$1,136	$(24,789)

Weighted-average common shares outstanding
Basic	18,821	13,389	15,240	13,376
Dilutive impact of stock options	241	—	213	—
Diluted	19,062	13,389	15,453	13,376
Net income (loss) per share
Basic	$0.16	$(1.72)	$0.07	$(1.85)
Diluted	$0.16	$(1.72)	$0.07	$(1.85)

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,	September 28,
	2015	2014
Cash flows from operating activities
Net income (loss)	$1,114	$(24,787)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,859	2,613
Amortization of debt issuance costs and accretion of debt discount	363	385
Accretion and amortization of discounts and premiums on short-term investments	240	214
Share-based compensation	410	210
Gain on sale of land	—	(66)
Loss on disposal of property and equipment	6	61
Loss on extinguishment of debt	1,174	—
Impairments and other losses	357	20,997
Deferred income taxes	(12,728)	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisition:
Accounts receivable	1,194	—
Prepaids	1,272	—
Income taxes receivable	(144)	—
Other current assets	231	(347)
Deposits	150	—
Accrued taxes, other than income taxes	(180)	(55)
Accounts payable and accrued expenses	(1,076)	265
Net cash used in operating activities	(758)	(510)
Cash flows from investing activities
Proceeds from business combination	25,539	—
Purchase of short-term investments	(25,137)	(62,114)
Sales and maturities of short-term investments	71,357	63,432
Purchase of property and equipment	(2,882)	(4,464)
Proceeds from sale of land	—	236
Proceeds from disposal of property and equipment	4,409	21
Changes in other assets	(1,399)	25
Net cash provided by (used in) investing activities	71,887	(2,864)
Cash flows from financing activities
Repayments of borrowings	(202,546)	(1,302)
Proceeds from borrowings	145,336	—
Proceeds from issuance of common stock	35	135
Payments for debt issuance costs	(2,723)	—
Warrant repurchase	(3,435)	—
Other	(56)	—
Net cash used in financing activities	(63,389)	(1,167)
Cash and cash equivalents
Net increase (decrease) for the period	7,740	(4,541)

Balance, beginning of period	35,416	37,897
Balance, end of period	$43,156	$33,356
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$1,160	$535
Income taxes	170	—
Non-cash investing and financing activities
Capital expenditures in accounts payable and accrued expenses	$—	$158
Common stock issued in connection with acquisition	75,304	—

The accompanying condensed notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Condensed Notes to Consolidated Financial Statements (Unaudited)

1.  Nature of Business and Basis of Presentation

Overview

Golden Entertainment, Inc. (formerly Lakes Entertainment, Inc.) and its wholly-owned subsidiaries (the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.  On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly-owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly-owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed to Golden Entertainment, Inc. The Company’s common stock continues to be traded on the NASDAQ Global Market, and the Company’s ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015. See Note 2, Merger with Sartini Gaming, Inc., for further discussion of the Merger.

The Company’s Distributed Gaming segment involves the installation and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars and taverns) in Nevada, and the operation of traditional, branded taverns targeting local patrons, primarily in Clark County, Nevada. The Company’s Casinos segment consists of three casinos in Pahrump, Nevada and the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”).

Basis of Presentation

The unaudited consolidated financial statements of the Company have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. Accordingly, certain information normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed and/or omitted. For further information, please refer to the audited consolidated financial statements of the Company for the year ended December 28, 2014 and the notes thereto included in the Company’s Annual Report on Form 10-K previously filed with the SEC. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s results for the periods presented. Results for interim periods should not be considered indicative of the results to be expected for the full year.

The Company’s consolidated financial statements include the assets, liabilities and results of operations of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

On October 28, 2015, the Company’s Board of Directors approved a change in the fiscal year of the Company from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar fiscal year ending on December 31, effective as of the beginning of the third quarter of fiscal year 2015. As a result of this change, the Company’s quarters for fiscal year 2015 end on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. Thereafter, the Company’s fiscal quarters will end on March 31, June 30, September 30 and December 31 of each year.

Investments in unconsolidated investees, which were 20% or less owned and where the Company did not have the ability to significantly influence the operating or financial decisions of the entity, were accounted for under the cost method. See Note 6, Cost Method Investments, for further discussion of the Company’s investment in Rock Ohio Ventures, LLC and investment in Dania Entertainment Holdings, LLC.

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value. The amendments in this ASU, which should be applied prospectively, are effective for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. ASU 2015-11 will be effective for the Company’s first quarter of 2017. The Company is evaluating the impact this amendment will have on its financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by ASU 2015-03. The amendments in this ASU are effective retrospectively for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted.  The Company adopted this standard during the third quarter of 2015. As a result, debt issuance costs are presented as a direct deduction from the carrying value of the Company’s indebtedness under the Credit Agreement as further discussed in Note 8, Debt.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”). This ASU is a comprehensive new revenue recognition model that requires a company to recognize revenue from the transfer of goods or services to customers in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. On July 9, 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year, which will be effective for the Company’s first quarter of 2018. The Company is evaluating the impact this standard will have on its financial statements.

2. Merger with Sartini Gaming, Inc.

Overview

On July 31, 2015, the Company acquired Sartini Gaming through the consummation of the Merger. At the effective time of the Merger, all issued and outstanding shares of capital stock of Sartini Gaming were canceled and converted into the right to receive shares of the Company’s common stock. At the closing of the Merger, the Company issued 7,772,736 shares of its common stock to The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), as sole shareholder of Sartini Gaming, of which 388,637 shares are held in escrow as security for the post-closing adjustment in accordance with the agreement and plan of merger (the “Merger Agreement”), and 777,274 shares are held in escrow as security for claims for indemnifiable losses in accordance with the Merger Agreement. In addition, at the closing of the Merger, the Company issued 457,172 shares of its common stock to holders of warrants issued by a subsidiary of Sartini Gaming that elected to receive shares of the Company’s common stock in exchange for their warrants. As a result, the estimated value of the purchase consideration, based on preliminary estimates, was $75.3 million. This amount is the product of the 8,229,908 shares of the Company’s common stock issued in connection with the Merger on July 31, 2015 and the $9.15 per share closing price of the Company's common stock on July 31, 2015. The total number of shares of the Company’s common stock issued in connection with the Merger is subject to adjustment pursuant to the post-closing adjustment provisions of the Merger Agreement; see “Post-Closing “True-Up” Adjustment” below.

Under the Merger Agreement, the number of shares of the Company’s common stock issued in connection with the Merger reflect the pre-Merger value of Sartini Gaming relative to the pre-Merger value of the Company, which pre-Merger values are calculated in accordance with formulas set forth in the Merger Agreement. To determine the number of shares of the Company’s common stock issued in connection with the Merger, the sum of the number of shares of the Company’s common stock outstanding immediately prior to the Merger and the number of shares issuable upon the exercise of outstanding in-the-money stock options are divided by the percentage of the total pre-Merger value of both companies that represents the Company’s pre-Merger value to determine the total number of fully diluted shares immediately following the Merger. The number of shares of the Company’s common stock issued in connection with the Merger is the difference between the total number of fully diluted shares immediately following the Merger and the total number of fully diluted shares immediately prior to the Merger. No fractional shares of the Company’s common stock are issued in connection with the Merger, and any fractional share is rounded to the nearest whole share.

The Merger Agreement specifies the procedure for determining the pre-Merger values of Sartini Gaming and the Company. In accordance with the Merger Agreement, prior to the closing of the Merger, the Company and Sartini Gaming each delivered to the other a statement of its estimate of its pre-Merger value, which preliminary estimates were used to determine the number of shares of the Company’s common stock to be issued at the closing of the Merger.

The total number of shares of the Company’s common stock issued in connection with the Merger on July 31, 2015 was based on these preliminary estimated pre-Merger values:

Pre-Merger Value of Lakes	Lakes %	Pre-Merger Value of Sartini Gaming	Sartini Gaming %	Total Post-Closing Shares(1)	Total Shares Issued in Connection with Merger(2)
$135,050,464	63.2%	$78,646,870	36.8%	22,368,603	8,229,908

(1)

Calculated as the number of shares of the Company’s common stock outstanding immediately after the Merger (on a fully diluted basis, including shares issuable upon the exercise of outstanding in-the-money stock options).

(2)	Includes 457,172 shares of the Company’s common stock that were issued to certain former holders of warrants issued by a subsidiary of Sartini Gaming upon the closing of the Merger.

Post-Closing “True-Up” Adjustment

The final pre-Merger values of the Company and Sartini Gaming were determined and approved during the fourth quarter of 2015, pursuant to the post-closing adjustment provisions of the Merger Agreement. As a result of this post-closing adjustment calculation, the number of shares issued in connection with the Merger will be trued up by issuing an additional 223,657 shares to the Sartini Trust during the fourth quarter of 2015, and the 388,637 shares of the Company's common stock held in escrow as security for the post-closing adjustment will be released to the Sartini Trust.

The effect of the issuance of these additional shares on the purchase price consideration calculation will be an increase of $2.1 million to $77.4 million. This amount is the product of the 8,453,565 total shares of the Company’s common stock issued in connection with the Merger on July 31, 2015 and issuable pursuant to the post-closing “true-up” adjustment and the $9.15 per share closing price of the Company's common stock on July 31, 2015. The Company will account for the issuance of the additional 223,657 shares, and the adjustment of the purchase price consideration, during the fourth quarter of 2015 when the additional shares are issued.

The total number of shares of the Company’s common stock issued in connection with the Merger, after giving effect to the additional 223,657 shares of common stock issuable pursuant to the post-closing true-up adjustment based on the final pre-Merger values, is as follows:

Pre-Merger Value of Lakes	Lakes %	Pre-Merger Value of Sartini Gaming	Sartini Gaming %	Total Post-Closing Shares(1)	Total Shares Issued in Connection with Merger(2)
$134,615,083	62.6%	$80,523,753	37.4%	22,592,260	8,453,565

(1)

Calculated as the number of shares of the Company’s common stock outstanding immediately after the issuance of the 223,657 additional shares related to the post-closing true-up adjustment (on a fully diluted basis, including shares issuable upon the exercise of outstanding in-the-money stock options).

(2)	Includes 457,172 shares of the Company’s common stock that were issued to certain former holders of warrants issued by a subsidiary of Sartini Gaming upon the closing of the Merger.

 Merger Accounting

The Merger has been accounted for under the purchase method of accounting in accordance with ASC Topic 805, Business Combinations. Under the purchase method, the total estimated purchase price, or consideration transferred, is measured at the Merger closing date. The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the fair values was recorded as goodwill. None of the goodwill recognized is expected to be deductible for income tax purposes. During the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill and will allocate goodwill to each of the business segments at the conclusion of the measurement period. As described above, the Merger consideration issued by the Company at the closing of the Merger was based on preliminary estimates of the pre-Merger values of the Company and Sartini Gaming, which were subject to post-closing adjustment under the Merger Agreement.

The allocation of the $75.3 million purchase price, as estimated as of the Merger closing date of July 31, 2015 (see “Post-Closing “True-Up” Adjustment” above), set forth below was based upon a preliminary valuation and the Company’s estimates and assumptions are subject to change within the purchase price allocation measurement period. In addition, actual results may differ from the financial information presented once the Company has finalized the valuations that support the provisional purchase price allocation. Such finalization could result in changes to the financial information. The primary areas of the purchase price allocation that are not yet finalized relate to property values, the valuation of intangible assets acquired and residual goodwill attributable to the distributed gaming and casino businesses acquired.  The preliminary allocation of the purchase price to the assets acquired and liabilities assumed is as follows (unaudited, in thousands):

Amount
Cash	$25,539
Other current assets	16,534
Property and equipment	84,104
Intangible assets	80,700
Goodwill	90,639
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(12,728)
Other long-term liabilities	(2,217)
Total assumed purchase price	$75,304

The preliminary amounts assigned to property and equipment by category are summarized in the table below (unaudited, in thousands):

	Remaining Useful Life (Years)	Amount Assigned
Land	Not applicable	$12,470
Land improvements	10	4,030
Building and improvements	25	21,310
Leasehold improvements	4	20,793
Furniture, fixtures and equipment	1	22,866
Construction in process	Not applicable	2,635
Total property and equipment		$84,104

The preliminary amounts assigned to intangible assets by category are summarized in the table below (unaudited, in thousands):

	Remaining Useful Life (Years)			Amount Assigned
Trade names	10			$12,200
Player relationships	8	-	14	7,600
Customer relationships	13	-	16	59,200
Gaming licenses	Indefinite			900
Other intangible assets	2	-	10	800
Total intangible assets				$80,700

Trade names

Sartini Gaming’s trade names encompass the various trade names utilized by the three casinos located in Pahrump, Nevada: Pahrump Nugget Hotel Casino, Gold Town Casino and Lakeside Casino & RV Park. Additionally, Sartini Gaming’s taverns utilize various trade names to market and create brand identity for their services and for marketing purposes, including: PT’s Pub, PT’s Gold, Sierra Gold and Sean Patrick’s.

Player relationships

Player relationships comprise relationships with players in Sartini Gaming’s tavern operations and with players in Sartini Gaming’s casinos.

Sartini Gaming’s tavern operations have developed relationships with players since beginning operations in the greater Las Vegas metropolitan area and are based on the perceived value that tavern customers obtain from being entertained at Sartini Gaming’s taverns. Tavern player relationships represent loyalty program members who earn points based on play, which points are redeemable for food and beverages, among other items. Furthermore, tavern player relationships are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the taverns’ reputations.

Sartini Gaming’s casinos in Pahrump, Nevada have developed relationships with players since beginning operations and are based on the perceived value that casino customers obtain from being entertained at Sartini Gaming’s casino properties. Casino player relationships represent loyalty program members who earn points based on play, which points are redeemable for food, beverages and hotel rooms, among other items. Furthermore, casino player relationships are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the Pahrump casinos’ reputations.

Customer relationships

Sartini Gaming’s relationships with distributed gaming customers have been developed over years of service and are based on the perceived value that Sartini Gaming’s customers obtain from doing business with Sartini Gaming. These relationships are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from Sartini Gaming’s reputation. The economic life of the customer relationships is estimated to be 13 to 16 years, depending on the customer, and is based on the distribution of the present value of cash flows attributable to the asset.

Gaming licenses

Each of Sartini Gaming’s three Pahrump, Nevada casinos maintain gaming licenses that allow them to operate in their current capacity.

Other intangible assets

Other intangible assets include Sartini Gaming’s software and non-compete agreements. The software utilized in Sartini Gaming’s distributed gaming operations is an internally-developed tool for accounting and marketing purposes, which is integrated into Sartini Gaming’s slot machines. The economic life of this software is estimated to be 10 years based on the expected utilization of the software in its current form. In conjunction with the Merger Agreement, key employees executed non-competition agreements. The economic life of these non-compete agreements is estimated to be two years based on the contractual term of the agreements.

The estimated future amortization expense related to the finite-lived intangible assets acquired for the remainder of 2015, next five years and thereafter is as follows:

	Remainder of 2015	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Estimated amortization expense	$1,569	$6,274	$6,212	$6,124	$6,124	$6,124	$46,327

See Note 13, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the acquired tangible and intangible assets.

Credit Agreement

In connection with the Merger, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent) for a $120.0 million senior secured term loan and a $40.0 million revolving credit facility to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s financing facility with Centennial Bank (the “Rocky Gap Financing Facility”). See Note 8, Debt, for a discussion of the Credit Agreement and associated refinancing.

Unaudited Financial Information

The consolidated financial position of Sartini Gaming is included in the Company’s unaudited consolidated balance sheet as of September 30, 2015 and Sartini Gaming’s consolidated results of operations for the period from August 1, 2015 through September 30, 2015 are included in the Company’s unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2015. From August 1, 2015 through September 30, 2015, the Company recorded $45.5 million in net revenues and $2.3 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming were approximately $295.6 million as of September 30, 2015, which consisted primarily of property and equipment and intangible assets.

Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2015 and September 28, 2014 are presented as if the Merger had occurred at the beginning of each period presented:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands, except per share data)
Pro forma combined net revenues	$86,222	$83,332	$259,002	$251,842
Pro forma combined net income (loss)	8,651	(28,884)	3,306	(35,085)

Pro forma combined net income (loss) per share:
Basic	$0.40	$(1.34)	$0.15	$(1.62)
Diluted	$0.40	$(1.34)	$0.15	$(1.62)

Weighted average common shares outstanding:
Basic	21,622	21,619	21,622	21,606
Diluted	21,622	21,619	21,622	21,606

This unaudited pro forma combined financial information has been prepared for illustrative purposes only and is not necessarily indicative of or intended to represent the results that would have been achieved had the Merger been consummated as of the dates indicated or that may be achieved in the future. The unaudited pro forma combined financial information does not reflect any operating efficiencies and associated cost savings that may be achieved as a result of the Merger.

The following adjustments have been made to the pro forma combined net income (loss) and pro forma combined net income (loss) per share in the table above:

●

includes additional depreciation expense of property, plant and equipment, and additional amortization expense of intangible assets acquired in the Merger based on their estimated fair values and estimated useful lives;

●	reflects the impact of issuance of 8,229,908 shares on July 31, 2015 in connection with the Merger based on the parties’ preliminary estimated pre-Merger values;

●

reflects $9.3 million and $10.6 million of Merger-related costs for the three and nine months ended September 30, 2015, respectively. No Merger-related cost adjustments were made for each of the three and nine months ended September 28, 2014;

●

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.4 million based on the Merger per share price); and

●

reflects the elimination of $12.7 million of tax benefit during the three and nine months ended September 30, 2015, related to the assumption of a net deferred tax liability generated from the intangible assets acquired in the Merger.

3.  Short-Term Investments

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are carried at current fair market value, with the resulting unrealized gains and losses, if any, excluded from income and reported, net of tax, as a separate component of shareholders' equity until realized. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment was considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the three or nine months ended September 30, 2015 and September 28, 2014. No short-term investments were held as of September 30, 2015. Short-term investments consisted of the following as of December 28, 2014:

	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)
	(In thousands)
Commercial paper	$23,982	$23,984	$2
Corporate bonds	21,717	21,693	(24)
Certificates of deposit	961	961	—
	$46,660	$46,638	$(22)

See Note 13, Financial Instruments and Fair Value Measurements, for further discussion of the fair value of these investments.

4. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost:

	September 30,	December 28,
	2015	2014
	(In thousands)
Building and site improvements	$80,184	$27,905
Furniture and equipment	36,173	13,445
Construction in process	3,862	83
Property and equipment	120,219	41,433
Less: Accumulated depreciation	(10,985)	(8,694)
Property and equipment, net	$109,234	$32,739

On March 26, 2015, the Company entered into an agreement to sell its corporate office building located in Minnetonka, Minnesota at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The corporate office building was carried at $4.8 million, net of accumulated depreciation, on the Company’s consolidated balance sheet as of the date of the sale agreement, resulting in the recognition of an impairment charge of $0.4 million during the nine months ended September 30, 2015. The sale of the corporate office building closed on May 20, 2015.

5. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, the majority of which relate to the acquisition of Sartini Gaming during the third quarter of 2015 (see also, Note 2, Merger with Sartini Gaming, Inc.), consist of the following:

	September 30,	December 28,
	2015	2014
	(In thousands)
Goodwill	$90,639	$—

Indefinite-lived intangible assets:
Gaming licenses	$900	$—

Finite-lived intangible assets:
Trade names	$12,200	$—
Less: Accumulated amortization	(203)	—
	11,997	—
Player relationships	7,600	—
Less: Accumulated amortization	(112)	—
	7,488	—
Customer relationships	59,200	—
Less: Accumulated amortization	(697)	—
	58,503	—
Gaming license	2,100	2,100
Less: Accumulated amortization	(332)	(225)
	1,768	1,875
Other intangible assets	1,248	627
Less: Accumulated amortization	(90)	(223)
	1,158	404

Total finite-lived intangible assets, net	80,914	2,279
Total intangible assets, net	$81,814	$2,279

Amortization expense was $1.1 million and less than $0.1 million for the three months ended September 30, 2015 and September 28, 2014, respectively, and $1.2 million and $0.1 million for the nine months ended September 30, 2015 and September 28, 2014, respectively.

6.  Cost Method Investments

Rock Ohio Ventures, LLC

As of December 28, 2014, the Company had a 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”). This investment was accounted for using the cost method since the Company owned less than 20% of Rock Ohio Ventures and did not have the ability to significantly influence the operating and financial decisions of the entity. The Company invested a total of $21.0 million in Rock Ohio Ventures. This investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero during the third quarter of 2014. As a result, the Company recognized an impairment loss of $21.0 million during the third quarter of 2014. Effective January 25, 2015, the Company sold all of its interest in Rock Ohio Ventures to DG Ohio Ventures, LLC for approximately $0.8 million.  Because this investment had been written down to zero, the Company recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015.

The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the January 2015 selling price of this investment. See Note 13, Financial Instruments and Fair Value Measurements, for further discussion of the calculation of the fair value of the investment in Rock Ohio Ventures as of December 28, 2014.

Dania Entertainment Holdings, LLC

On May 22, 2013, Dania Entertainment Center, LLC (“DEC”) purchased the Dania Jai Alai property located in Dania Beach, Florida, from Boyd Gaming Corporation, for $65.5 million.

As part of a previous plan to purchase the property, during 2011 the Company loaned $4.0 million to DEC (the “Loan”) which was written down to zero during the third quarter of 2011 when the acquisition did not close. During 2013, the Loan was exchanged for a 20% ownership interest in Dania Entertainment Holdings, LLC (“DEH”).

The Company accounted for its investment in DEH as a cost method investment. At the time the Loan was exchanged for an equity investment in DEH, the Company determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project. Therefore, there was no value recorded for this investment at the time the Loan was exchanged for an equity investment in DEH. On April 21, 2014, the Company entered into a redemption agreement with DEH that resulted in DEH redeeming the Company’s 20% ownership in DEH in exchange for DEH granting to the Company a 5% ownership interest in DEC. Concurrently, the Company entered into an agreement with ONDISS Corp. (“ONDISS”) to sell its ownership interest in DEC for approximately $2.6 million. The Company received $1.0 million on April 21, 2014 in exchange for 40% of its ownership interest. On October 17, 2014, ONDISS paid the entire remaining amount due to the Company at a discounted amount of approximately $1.4 million. Upon receipt of such payment, the Company transferred its remaining ownership in DEC to ONDISS. As a result, the Company recognized a gain on sale of cost method investment of $2.4 million during the year ended December 28, 2014.

7. Land Held for Sale

The Company owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Indian Village (the “Jamul Tribe”) near San Diego, California. During the third quarter of 2012, the Company entered into a ten-year option agreement with Penn National Gaming, Inc. (“Penn National”), which was subsequently amended on May 15, 2014. The amended agreement grants Penn National the right to purchase this land for $5.5 million and requires Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to the Company. During the third quarter of 2015, the Company determined that it would likely sell the land to Penn National, under the option agreement, within the next twelve months. As a result, the land is classified as held for sale as of September 30, 2015. As of September 30, 2015 and December 28, 2014, this land was carried at approximately $1.0 million on the accompanying consolidated balance sheets.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of September 30, 2015 and December 28, 2014.

8. Debt

Credit Agreement

On July 31, 2015, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The facilities under the Credit Agreement consist of a $120.0 million senior secured term loan (“Term Loan”) and a $40.0 million senior secured revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan facility, the “Facilities”). The Facilities mature on July 31, 2020. Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of September 30, 2015, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.00%.

The Term Loan must be repaid in four quarterly payments of $1.5 million each, commencing December 31, 2015, followed by eight quarterly payments of $2.25 million each, followed by four quarterly payments of $3.0 million each, followed by four quarterly payments of $4.5 million each, followed by a final installment of $66.0 million at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on the Company’s leverage ratio. As of September 30, 2015, the Company had $120.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility of $15.0 million as of September 30, 2015.

The Credit Agreement is guaranteed by all of the Company’s present and future direct and indirect wholly-owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all present and future personal and real property of the Company and the subsidiary guarantors (subject to receipt of certain regulatory approvals). Net proceeds from the initial borrowings under the Facilities were used to repay and discharge all of the outstanding senior secured indebtedness of Sartini Gaming and its subsidiaries in connection with the Merger, as well as the outstanding indebtedness under the Rocky Gap Financing Facility.

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of September 30, 2015.

Rocky Gap Financing Facility

In December 2012, the Company closed on the $17.5 million Rocky Gap Financing Facility to finance a portion of Rocky Gap project costs. In connection with the entry into the Credit Agreement on July 31, 2015 and the borrowings thereunder, as more fully described above, on July 31, 2015 the Company repaid all principal amounts outstanding under the Rocky Gap Financing Facility, which amounted to approximately $10.7 million, together with accrued interest. In connection with such repayment, the Company terminated the Rocky Gap Financing Facility. As a result of the payoff of the Rocky Gap Financing Facility, the Company recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount described below, during the three and nine months ended September 30, 2015. As of September 30, 2015 and December 28, 2014, the Company had zero and $11.7 million in principal amount of outstanding borrowings under the Rocky Gap Financing Facility, respectively.

Amounts drawn on the Rocky Gap Financing Facility were collateralized by the leasehold estate and the furniture, fixtures and equipment of Rocky Gap. In addition, the Company guaranteed repayment of the loan. Effective November 1, 2013, the Company amended the Rocky Gap Financing Facility with Centennial Bank to reduce the interest rate from 10.5% to 5.5%. Monthly payments of principal and interest began on December 1, 2013 and the term was for 84 months. As a result of the amendment of the Rocky Gap Financing Facility with Centennial Bank effective November 1, 2013, the Company recorded a $1.7 million gain on modification of debt during the fourth quarter of 2013. This amount included $2.0 million recorded as a discount to the principal amount of the Rocky Gap Financing Facility, which was being accreted to interest expense over the term of the Rocky Gap Financing Facility using the effective interest method, and $0.3 million of original debt issuance costs expensed at the time of the amendment. Accretion of the discount to interest expense was approximately $0.1 million for each of the three months ended September 30, 2015 and September 28, 2014, and $0.3 million for each of the nine months ended September 30, 2015 and September 28, 2014.

Summary of Outstanding Debt

Long-term debt, net of current portion and discount, is comprised of the following:

	September 30,	December 28,
	2015	2014
	(In thousands)
Term Loan	$120,000	$—
Revolving Credit Facility	25,000	—
Rocky Gap Financing Facility	—	11,691
Other long-term obligations	1,373	50
Total long-term debt	146,373	11,741
Less: Current portion	(7,273)	(1,368)
Less: Unamortized debt discount	—	(1,432)
Long-term debt, net of current portion and discount	$139,100	$8,941

9. Promotional Allowances

The retail value of rooms, food and beverage, and other services furnished to guests without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands)
Food and beverage	$2,496	$127	$2,808	$373
Rooms	501	606	1,562	2,092
Other	71	57	160	105
Total promotional allowances	$3,068	$790	$4,530	$2,570

The estimated cost of providing these promotional allowances, which are included in gaming costs and expenses, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands)
Food and beverage	$914	$53	$1,052	$179
Rooms	143	146	452	502
Other	82	5	157	82
Total cost of promotional allowances	$1,139	$204	$1,661	$763

10.  Share-Based Compensation

On August 27, 2015, the Board of Directors of the Company approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), subject to shareholder approval at the Company’s 2016 annual meeting of shareholders. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. If the 2015 Plan is not approved by the Company’s shareholders at the 2016 annual meeting, any awards under the 2015 Plan will be automatically cancelled and become null and void.

The maximum number of shares of the Company’s common stock for which grants may be made under the 2015 Plan is 2.25 million shares, plus an annual increase on each January 1 during the ten-year term of the 2015 Plan equal to the lesser of 1.8 million shares, 4% of the total shares of the Company’s common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. In addition, the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2.0 million shares.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. There were 732,117 stock options outstanding under the 2007 Plan as of September 30, 2015, all of which were fully vested. As of September 30, 2015, a total of 282,635 shares of the Company’s common stock remain available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan. There were 12,500 stock options outstanding under this plan as of September 30, 2015. No additional options will be granted under this plan.

Share-based compensation expense related to stock options for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands)
Share-based compensation	$291	$67	$410	$210

The Company uses the Black-Scholes option pricing model to estimate the fair value and compensation cost associated with employee incentive stock options, which requires the consideration of historical employee exercise behavior data and the use of a number of assumptions including volatility of the Company’s stock price, the weighted-average risk-free interest rate and the weighted-average expected life of the options. 1,610,000 options were granted under the 2015 Plan during the three and nine months ended September 30, 2015 with a weighted-average grant date fair value of $3.72 per share. 3,000 and 11,000 options were granted under the 2007 Plan during the three and nine months ended September 28, 2014, respectively. The weighted-average grant date fair value of the stock options granted during the three and nine months ended September 28, 2014 was $3.98 and $4.65, respectively.

The following table summarizes the Company’s stock option activity during the nine months ended September 30, 2015 and September 28, 2014:

	Number of Common Shares			Weighted
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Authorized	—		2,250,000	—
Forfeited/cancelled/expired	(6,000)		6,000	9.19
Exercised	(5,000)		—	8.05
Granted	1,610,000		(1,610,000)	9.05
Balance at September 30, 2015	2,354,617	744,617	922,635	$8.10

2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Forfeited/cancelled/expired	(25,211)		24,211	5.19
Exercised	(28,343)		—	4.73
Granted	11,000		(11,000)	9.18
Balance at September 28, 2014	755,617	615,792	276,635	$6.09

As of September 30, 2015, the options outstanding had a weighted-average remaining contractual life of 7.6 years, weighted-average exercise price of $8.10 and an aggregate intrinsic value of $2.3 million. The options exercisable have a weighted-average remaining contractual life of 2.5 years, weighted-average exercise price of $6.05 and an aggregate intrinsic value of $2.3 million as of September 30, 2015.

There were 2,500 and 5,000 options exercised during the three and nine months ended September 30, 2015, respectively. The total intrinsic value of options exercised during both the three and nine months ended September 30, 2015 was less than $0.1 million. There were 500 and 28,343 options exercised during the three and nine months ended September 28, 2014, respectively.  The total intrinsic value of options exercised during the three and nine months ended September 28, 2014 was less than $0.1 million and $0.1 million, respectively.  The Company’s unrecognized share-based compensation expense related to stock options was approximately $5.8 million as of September 30, 2015, which is expected to be recognized over a weighted-average period of 3.8 years.

The Company issues new shares of common stock upon the exercise of options.

11.  Net income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding and is calculated by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 616,968 and 221,667 for the three and nine months ended September 30, 2015, respectively, and 753,771 and 751,046 for the three and nine months ended September 28, 2014, respectively, were not used to compute diluted income (loss) per share because the effects would have been anti-dilutive.

12.  Income Taxes

The Company’s effective tax rate was (109.6)% and 0.0% for the nine months ended September 30, 2015 and September 28, 2014, respectively. For the nine months ended September 30, 2015, the effective tax rate differed from the federal tax rate of 35% due to a $12.7 million release of existing valuation allowance on deferred tax assets resulting from deferred tax liabilities assumed in the Merger, and the limitation of the income tax benefit due to the uncertainty of its future realization. For the nine months ended September 28, 2014, the effective tax rate differed from the federal tax rate of 35% due primarily to the limitation of the income tax benefit due to the uncertainty of its future realization.

Income tax benefit was $12.7 million for the nine months ended September 30, 2015, which was attributed primarily to the income tax benefit recorded from the reversal of existing valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in connection with the Merger. There was no income tax benefit for the nine months ended September 28, 2014 because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain.

In connection with the Merger, on July 31, 2015, the Company entered into a NOL Preservation Agreement with Lyle A. Berman (a director and shareholder of the Company), certain other shareholders of the Company affiliated with Mr. Berman and another director of the Company and the Sartini Trust. The NOL Preservation Agreement is intended to help minimize the risk of an “ownership change,” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, that would limit the Company’s ability to utilize its federal net operating loss carryforwards to offset future taxable income.

The Company recorded income taxes receivable of $2.3 million and $2.2 million as of September 30, 2015 and December 28, 2014, respectively, primarily related to the Company’s ability to carry back 2012 taxable losses to a prior year and receive a refund of taxes previously paid.

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies. Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets, and as a result continues to provide a full valuation allowance against its deferred tax assets as of September 30, 2015.

The Company is currently under IRS audit for the 2009 through 2013 tax years and the IRS has proposed certain adjustments to the tax filings for those years. However, the Company believes it is more likely than not that it will prevail in challenging the proposed adjustments and maintains that the positions taken were proper and supported by applicable laws and regulations. The Company does not believe, when resolved, that this dispute will have a material effect on its consolidated financial statements. However, an unexpected adverse resolution could have a material effect on the consolidated financial statements in a particular quarter or fiscal year.

During the second quarter of 2015, the Company was notified by the State of California that their audit of the Company for the 2010 tax year had been completed and resulted in no adjustments.

13. Financial Instruments and Fair Value Measurements

Overview

Estimates of fair value for financial assets and liabilities are based on the framework established in the accounting guidance for fair value measurements. The framework defines fair value, provides guidance for measuring fair value, and requires certain disclosures. The framework discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and is measured according to a hierarchy that includes:

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

For the Company’s cash and cash equivalents, accounts payable and current portion of long-term debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of September 30, 2015 and December 28, 2014, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	September 30,	December 28,
	2015	2014

	(In thousands)
Short-term investments
Commercial paper	$—	$23,984
Corporate bonds	—	21,693
Certificates of deposit	—	961

Balances Measured at Fair Value on a Non-recurring Basis

Land, land improvements and building and improvements acquired in connection with the Company’s acquisition of Sartini Gaming during the third quarter of 2015 were measured using unobservable (Level 3) inputs at a fair value of $37.8 million. This fair value was calculated considering each of the three generally accepted valuation methodologies including the cost, the sales comparison and the income capitalization approaches. Significant inputs included consideration of highest and best use, replacement cost, recent transactions of comparable properties and the properties’ ability to generate future benefits (see also, Note 2, Merger with Sartini Gaming, Inc.).

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Company’s acquisition of Sartini Gaming during the third quarter of 2015 were measured using unobservable (Level 3) inputs at a fair value of $46.3 million. This fair value was calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables (see also Note 2, Merger with Sartini Gaming, Inc.).

The identified intangible assets acquired in connection with the acquisition of Sartini Gaming during the third quarter of 2015 were measured using unobservable (Level 3) inputs at a fair value of $80.7 million (see also, Note 2, Merger with Sartini Gaming, Inc.). Included in these intangible assets were the following:

Trade names – Trade names were valued at $12.2 million determined based on the relief-from-royalty method under the income approach, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and the selection of an appropriate discount rate. Royalty rates of 1.0% to 2.5% were used in the valuations which gave consideration to third-party license agreements that involve trade names and trademarks that can be considered reasonably comparable, the age and profitability of the casinos, nature of the business and degree of competition, and a return on assets analysis to determine an implied royalty rate.

Player relationships – The $7.6 million fair value of the player relationships was determined based on the excess earnings method under the income approach. Based on management’s experience with historical attrition rates, an annual attrition range of 10.0% to 20.0% was utilized for tavern player relationships. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated player relationships revenue stream. The after-tax cash flows were discounted to present value utilizing a 12.0% to 13.0% discount rate.

Customer relationships – The $59.2 million fair value of the customer relationships was determined based on the excess earnings method under the income approach. An annual attrition factor range of 5.0% to 12.5% was utilized depending on the specific customer. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated customer relationships revenue stream. The after-tax cash flows were discounted to present value utilizing an 11.0% discount rate.

Gaming licenses – The $0.9 million fair value of the gaming licenses was determined based on the cost approach. In performing the cost approach, management used estimates for explicit and implicit costs to obtain the gaming licenses.

Other intangible assets – Other intangible assets includes software and non-compete agreements. The $0.5 million fair value of the software was determined based on the cost approach, which included estimates for fully burdened salaries and the number of hours needed to complete the software as it relates to the latest version of the software. The fair value of the non-compete agreements was determined based on the lost profits method under the income approach. A “With” scenario was based on projections, which assumed that the non-compete agreements were in place. In contrast, a “Without” scenario assumed the non-compete agreements did not exist and competition began immediately after consummation of the transaction. The difference in after-tax cash flows between the “With” and “Without” scenarios was calculated and then discounted to present value utilizing a 9.8% discount rate, which was based on the Company’s overall internal rate of return. A probability factor of 10.0% was applied to derive a fair value of $0.3 million for the non-compete agreements.

Balances Disclosed at Fair Value

The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the negotiated selling price of this investment. Effective January 25, 2015, the Company sold its investment in Rock Ohio Ventures for approximately $0.8 million (see Note 6, Cost Method Investments).

14. Commitments and Contingencies

Rocky Gap Lease Agreement

In connection with the closing of the acquisition of Rocky Gap, the Company entered into a 40-year operating ground lease (the “Lease Agreement”) with the Maryland Department of Natural Resources for approximately 268 acres in the Rocky Gap State Park on which Rocky Gap is situated. The Lease Agreement contains an option to renew for 20 years after the initial 40-year term.

From August 3, 2012 and until the casino opened for public play on May 22, 2013, rent in the form of surcharges was due and payable with a minimum annual payment of $150,000. From May 22, 2013 through the remaining term of the Lease Agreement, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the Lease Agreement) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests equal to $3.00 per room per night and $1.00 per round of golf.

Other Operating Leases

The Company leases buildings, land and parking lot space, and equipment and vehicles under noncancelable operating leases. The original terms of the leases range from 1 to 15 years with various renewal options from 1 to 15 years. Operating lease rental expense, which is calculated on a straight-line basis, was approximately $2.3 million and $2.5 million for the three and nine months ended September 30, 2015, respectively. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. See Note 16, Related Party Transactions, for more detail.

Rent expense related to Rocky Gap, net of surcharge revenue, and rent expense associated with all other operating leases for the three and nine months ended September 30, 2015 and September 28, 2014 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands)
Rent expense	$2,329	$70	$2,505	$241

Future minimum lease payments as of September 30, 2015 are as follows:

	Remainder of 2015	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Minimum lease payments	$3,205	$11,531	$9,619	$8,063	$7,293	$6,976	$57,089

Employment Agreements

The Company previously entered into employment agreements with certain former executives. The agreements provided for certain benefits to the executives, as well as severance if the executives were terminated without cause or due to a “constructive termination” as defined in the agreements. The severance amounts depended upon the term of the agreement and were up to two years of base salary and two years of bonus calculated as the average bonus earned in the previous two years. If such termination occurred within three years of a change of control as defined in the agreements by the Company without cause or due to a constructive termination, the executive was entitled to receive a lump sum payment equal to two times the annual base salary and bonus/incentive compensation along with insurance costs, 401(k) matching contributions and certain other benefits. In the event the executive’s employment terminated for any reason, including death, disability, expiration of an initial term, non-renewal by the Company with or without cause, by the executive with notice, or due to constructive termination, all unvested stock options would vest at the date of termination and remain exercisable for three years. As a result of the Merger, a total of approximately $2.2 million was paid to Lyle A. Berman, the former Chairman of the Board and Chief Executive Officer of the Company, and Timothy J. Cope, the former President and Chief Financial Officer of the Company, during the third quarter of 2015 under these employment agreements. See Note 17, Subsequent Events, for discussion of the Company’s employment agreements entered into with certain current executives of the Company.

Retention Bonus and Severance Agreements

On March 30, 2015, the Company provided Retention Bonus and Severance Agreements (“Severance Agreements”) to 14 of its employees. These Severance Agreements were contingent upon the closing of the Merger. Pursuant to these Severance Agreements and upon the closing of the Merger, the Company recognized a charge of $2.8 million, representing cash payments and non-cash expenses related to accelerated stock option vesting, during the third quarter of 2015.

Merger Costs

The Company incurred a total of approximately $10.9 million in transaction-related costs associated with the Merger, which consist primarily of severance, financial advisor, legal, accounting and consulting costs. The Company incurred approximately $9.3 million and $10.6 million of transaction-related costs associated with the Merger during the three and nine months ended September 30, 2015, respectively.

Shareholder Class Action Lawsuits

On February 6, 2015, the Company, certain current and former members of the Company’s Board of Directors, LG Acquisition Corporation, Sartini Gaming and the Sartini Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as plaintiff vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants; and David Lehr and Pamela Lehr, as plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants. These are purported shareholder class action lawsuits brought by certain of the Company’s shareholders on behalf of themselves and others similarly situated, alleging that in entering into the Merger, the defendants had breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The plaintiffs seek, among other things, attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending actions arising out of the Merger. In response to the lawsuits, the Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the claims alleged by the plaintiffs. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations. The SLC issued its report on October 13, 2015, in which it determined, among other matters, that the members of the Company’s Board of Directors properly discharged their fiduciary duties under Minnesota law and that the shareholder claims were without merit. The SLC report has been submitted to the District Court with a motion requesting that the Court dismiss the litigation. An unfavorable outcome in this lawsuit could result in substantial costs to the Company. It is also possible that other lawsuits may yet be filed and the Company cannot estimate any possible loss from this or future litigation at this time.

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz (“Argovitz”) filed a Demand for Arbitration with the American Arbitration Association (“AAA”), alleging that the Company and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Argovitz retained certain rights to share in potential revenue from a gaming facility development project the Company (through its subsidiaries) pursued with the Jamul Indian Village (“JIV”).  Argovitz alleges that the Company breached such agreement by failing to protect his alleged contractual rights when the Company restructured its contractual relationship with JIV over the course of its involvement in the project and/or by ultimately exercising its contractual right in March 2012 to terminate its involvement in the JIV project, which had not resulted in the successful opening of a gaming facility.  Argovitz is seeking a declaration that, if the Jamul Casino opens, then the Company has an obligation to pay him $1.0 million per year for up to seven years of operation of the Jamul Casino.

The Company denies Argovitz’s allegations and is vigorously defending the case.  On September 2, 2015, the three-member AAA arbitration panel denied the parties’ cross-motions for summary judgment.  A two-day arbitration hearing is scheduled for January 5 and 6, 2016.

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its other current pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

15.  Segment Information

The Company’s segments reported below are the segments of the Company for which separate financial information is available and for which operating results are evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company’s Distributed Gaming segment involves the installation and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars and taverns) in Nevada, and the operation of traditional, branded taverns targeting local patrons, primarily in Clark County, Nevada. The Distributed Gaming segment includes the results of operations and assets related to the Company’s operation of both the distributed gaming business and branded taverns.

The Company’s Casinos segment includes results of operations and assets related to its three casinos in Pahrump, Nevada, as well as Rocky Gap in Flintstone, Maryland.

The Corporate and Other segment includes the Company’s cash and cash equivalents, short-term investments, corporate overhead and formerly included the investment in Rock Ohio Ventures. Costs in the Corporate and Other segment have not been allocated to the other segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Three months ended September 30, 2015
Net revenues	$40,331	$22,133	$598	$(550)	$62,512
Management fee revenue (expense)	—	(550)	550	—	—
Impairments and other losses	—	—	—	—	—
Depreciation and amortization expense	(2,952)	(1,882)	(266)	—	(5,100)
Income (loss) from operations	2,204	2,662	(12,618)	—	(7,752)
Interest expense, net	(28)	(89)	(863)	—	(980)

Three months ended September 28, 2014
Net revenues	$—	$15,887	$531	$(488)	$15,930
Management fee revenue (expense)	—	(488)	488	—	—
Impairments and other losses	—	—	(20,997)	—	(20,997)
Depreciation and amortization expense	—	(838)	(58)	—	(896)
Income (loss) from operations	—	1,744	(24,566)	—	(22,822)
Interest expense, net	—	(294)	36	—	(258)

Nine months ended September 30, 2015
Net revenues	$40,331	$50,138	$1,505	$(1,367)	$90,607
Management fee revenue (expense)	—	(1,367)	1,367	—	—
Impairments and other losses	—	—	(682)	—	(682)
Depreciation and amortization expense	(2,952)	(3,603)	(304)	—	(6,859)
Income (loss) from operations	2,204	4,635	(15,916)	—	(9,077)
Interest expense, net	(28)	(626)	(769)	—	(1,423)

Nine months ended September 28, 2014
Net revenues	$—	$42,241	$1,328	$(1,222)	$42,347
Management fee revenue (expense)	—	(1,222)	1,222	—	—
Impairments and other losses	—	—	(20,997)	—	(20,997)
Depreciation and amortization expense	—	(2,441)	(172)	—	(2,613)
Income (loss) from operations	—	2,739	(26,882)	—	(24,143)
Interest expense, net	—	(913)	100	—	(813)

As of September 30, 2015
Total assets	$216,479	$110,246	$18,653	$—	$345,378
Capital expenditures	816	1,689	377	—	2,882

As of December 28, 2014
Total assets	$—	$35,688	$86,341	$—	$122,029
Capital expenditures	—	4,345	171	—	4,516

16. Related Party Transactions

The Company leases its office headquarters building and one tavern location from a company 33% owned by Blake L. Sartini and leases three of its tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. The lease for the Company’s office headquarters building expires July 31, 2025, and the leases for the tavern locations have remaining terms ranging from two to ten years. Additionally, a portion of the office headquarters building is sublet to companies owned or controlled by Mr. Sartini. Rent expense during each of the three and nine months ended September 30, 2015 was $0.2 million for the office headquarters building and $0.2 million for the tavern locations. Rental income during each of the three and nine months ended September 30, 2015 for the sublet portion of the office headquarters building was less than $0.1 million. Amounts payable under the leases for the tavern locations that were included in accounts payable as of September 30, 2015 were less than $0.1 million. No amounts were owed or due as of September 30, 2015 under the lease or sublet of the office headquarters building. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. All of the lease agreements were in place prior to the consummation of the Merger.

Three of the more than 670 distributed gaming locations in Nevada at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, who serves as Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.23 million and $0.20 million, respectively, during each of the three and nine months ended September 30, 2015.  The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices.  No amounts were owed related to these arrangements as of September 30, 2015. All of the agreements were in place prior to the consummation of the Merger.

17. Subsequent Events

On October 1, 2015, the Company entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $6.2 million for Mr. Sartini, $1.8 million for Stephen A. Arcana, and $1.6 million for Mr. Flandermeyer (assuming each officer’s respective annual salary, target bonus opportunity and health benefit costs as of October 1, 2015 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this Quarterly Report on Form 10-Q, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 28, 2014 filed with the Securities and Exchange Commission (“SEC”).

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, the monetization of our non-core assets (including the Jamul Tribe note receivable), our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause actual results to differ include: our ability to realize the anticipated cost savings, synergies and other benefits of the merger with Sartini Gaming Inc. (“Sartini Gaming”), or the Merger (as defined below), and integration risks relating to the Merger, changes in national, regional and local economic and market conditions, legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations), increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, our ability to renew our distributed gaming contracts, reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer), the level of our indebtedness and our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure, our ability to monetize non-core assets (including the Jamul Tribe note receivable), the occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”), factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in Part II, Item 1A of this report, elsewhere in this Quarterly Report on Form 10-Q and our other filings with the SEC. Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

On July 31, 2015, we acquired Sartini Gaming through the merger of a wholly-owned subsidiary of Golden with and into Sartini Gaming, with Sartini Gaming surviving as a wholly-owned subsidiary of Golden (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in our results subsequent to that date. In connection with the Merger, our name was changed to Golden Entertainment, Inc. Our common stock continues to be traded on the NASDAQ Global Market, and our ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015.

On October 28, 2015, our Board of Directors approved a change in our fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar fiscal year ending on December 31, effective as of the beginning of the third quarter of fiscal year 2015. As a result of this change, our quarters for fiscal year 2015 end on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. Thereafter, our fiscal quarters will end on March 31, June 30, September 30 and December 31 of each year.

We conduct our business through two segments: Distributed Gaming and Casinos.

Distributed Gaming

Our Distributed Gaming segment involves the installation and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars and taverns) in Nevada, and the operation of traditional, branded taverns targeting local patrons, primarily in Clark County, Nevada. As of September 30, 2015, our Distributed Gaming operations comprised approximately 7,700 gaming devices in approximately 690 locations (which include the gaming devices located in our taverns).

Nevada law limits distributed gaming operations to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars and taverns. Most locations are restricted to offering no more than 15 gaming devices. Gaming devices are placed in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. We generally enter into three types of gaming device placement contracts with non-casino locations as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location. Under participation agreements, the location holds the applicable gaming license and pays us a percentage of the gaming revenue that it generates from our gaming devices.

As part of our Distributed Gaming segment, we also operate traditional, branded taverns, which offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of September 30, 2015, we operated 48 taverns, which offered a total of approximately 765 onsite gaming devices. Most of our taverns are located in Clark County, Nevada, which contains the Las Vegas Strip, and cater to locals seeking to avoid the congestion of the Strip. Our tavern brands include PT’s Pub, PT’s Gold, Sierra Gold and Sean Patrick’s. Our taverns also serve as an incubator for new games, technology and food and beverage offerings that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment.

Casinos

As a result of the Merger, on July 31, 2015 we added to our casino portfolio the Pahrump Nugget Hotel Casino, Gold Town Casino and Lakeside Casino & RV Park in Pahrump, Nevada. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. In addition, we own and operate the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”). All of our casinos emphasize gaming device play. As of September 30, 2015, our Pahrump Nugget Hotel Casino offered approximately 515 gaming devices, as well as 14 table games (which include four live poker tables), a race and sports book, a 140-seat bingo facility and a bowling center. The Pahrump Nugget Hotel Casino also features Pahrump’s only AAA Three Diamond Award® winning hotel with 69 hotel rooms. As of September 30, 2015, our Gold Town Casino offered approximately 310 gaming devices and a 109-seat bingo facility. Our Lakeside Casino & RV Park, located on approximately 30 acres of land owned by us, offered approximately 200 gaming devices and a recreational vehicle park facility with approximately 160 RV hook-up sites as of September 30, 2015.

We also own and operate Rocky Gap in Flintstone, Maryland. We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. In connection with the acquisition, we entered into a 40-year operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which the casino is situated. As of September 30, 2015, Rocky Gap offered approximately 630 gaming devices, 18 table games (which include two live poker tables), a casino bar, two restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with 198 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015 and September 28, 2014.

Three months ended September 30, 2015 compared to the three months ended September 28, 2014

Net Revenues

Net revenues were $62.5 million for the third quarter of 2015 compared to $15.9 million for the third quarter of 2014. The increase in net revenues for the three months ended September 30, 2015 compared to the three months ended September 28, 2014 related mainly to an increase in gaming revenue, which was due primarily to the completion of the Merger on July 31, 2015, resulting in the inclusion of two months of revenue related to Sartini Gaming’s distributed gaming (including tavern gaming) and Nevada casino businesses in our net revenue during the three months ended September 30, 2015.

Net revenues related to our Distributed Gaming segment were $40.3 million during the third quarter of 2015 and were all related to our Nevada distributed gaming (including tavern gaming) business acquired on July 31, 2015 through the Merger. There were no net revenues related to our Distributed Gaming segment during the third quarter of 2014. Net revenues related to our Casinos segment were $22.1 million during the third quarter of 2015 compared to $15.9 million during the prior year quarter. The increase in our Casinos segment net revenues was due primarily to the inclusion of net revenues from the three casinos in Pahrump, Nevada, that we acquired through the Merger on July 31, 2015, as well as an increase of approximately $1.0 million in net revenues related to our Rocky Gap casino.

Property Operating Expenses

Property operating expenses were $43.6 million for the third quarter of 2015 compared to $8.9 million for the third quarter of 2014. The increase in property operating expenses resulted primarily from an increase in gaming-related and food and beverage related expenses attributable to the addition of the distributed gaming (including tavern gaming) and Nevada casino businesses acquired in the Merger on July 31, 2015, resulting in the inclusion of two months of related expense in our property operating expenses during the three months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $12.1 million for the third quarter of 2015 compared to $5.5 million for the third quarter of 2014. Included in these amounts were our corporate selling, general and administrative expenses of $3.6 million and $1.5 million for the third quarters of 2015 and 2014, respectively. Within our Distributed Gaming segment, selling, general and administrative expenses were $3.4 million and zero for the third quarters of 2015 and 2014, respectively. Within our Casinos segment, selling, general and administrative expenses were $5.1 million and $4.0 million for the third quarters of 2015 and 2014, respectively.

For the third quarter of 2015, selling, general and administrative expenses consisted primarily of payroll and related expenses of $4.6 million (including share-based compensation), marketing and advertising expenses of $0.9 million, building and rent expenses of $3.8 million, and professional fees of $1.0 million. For the third quarter of 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $2.8 million (including share-based compensation), marketing and advertising expenses of $0.7 million, building and rent expenses of $0.6 million and professional fees of $0.6 million.

Merger Expenses

We incurred approximately $9.3 million in transaction-related costs associated with the Merger during the third quarter of 2015, compared to no such transaction-related costs in the prior year quarter. Merger expenses consisted primarily of severance, financial advisor, legal, accounting and consulting costs.

Charges Related to Arbitration Award

On September 9, 2014, we received notice of final award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Jerry Argovitz approximately $2.4 million. As a result, we recognized an expense of approximately $2.5 million, which included $0.1 million of legal fees, during the third quarter of 2014.

Impairments and Other Losses

We recognized impairments and other losses of $21.0 million during the third quarter of 2014 related to our investment in Rock Ohio Ventures. Based on the then current information provided by Rock Ohio Ventures, we had determined that there was significant uncertainty surrounding the recovery of our investment in Rock Ohio Ventures. The Ohio gaming properties had not performed as expected, which led to forecasted potential working capital requirement issues that did not exist previously. As a result, we determined that an other-than-temporary impairment had occurred and reduced the carrying value of our investment to its estimated fair value of zero as of September 28, 2014.  We subsequently sold all of our interest in Rock Ohio Ventures to DG Ohio Ventures for approximately $0.8 million in January 2015. Because this investment had been written down to zero, we recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015. See Note 6, Cost Method Investments, in the accompanying consolidated financial statements for further discussion.

Depreciation and Amortization

Depreciation and amortization expense was $5.1 million and $0.9 million for the third quarters of 2015 and 2014, respectively. The increase related primarily to the depreciation and amortization of the assets acquired pursuant to the Merger.

Other Expense, net

Other expense, net was $2.1 million for the third quarter of 2015 compared to $0.3 million for the prior year quarter. The increase in other expense, net was due primarily to $0.9 million of interest expense incurred under the Credit Agreement we entered into in July 31, 2015 and a loss on extinguishment of debt of $1.2 million related to the repayment of our financing facility related to Rocky Gap with a portion of the proceeds of borrowings under the Credit Agreement.

Income Taxes

Income tax benefit for the third quarter of 2015 was $12.9 million related to the release of existing valuation allowance resulting from the assumption of a $12.7 million net deferred tax liability generated from intangible assets acquired in the Merger. There was no income tax benefit for the third quarter of 2014 because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain. Our effective tax rate was (130.6)% for the third quarter of 2015 and 0.0% for the third quarter of 2014. The effective tax rate differed from the federal tax rate of 35% for the current year period due to the $12.7 million release of existing valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization. The effective tax rate differed from the federal tax rate of 35% for the prior period due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Nine months ended September 30, 2015 compared to the nine months ended September 28, 2014

Net Revenues

Net revenues were $90.6 million for the nine months ended September 30, 2015 compared to $42.3 million for the nine months ended September 28, 2014. The increase in net revenues for the nine months ended September 30, 2015 compared to the nine months ended September 28, 2014 was related mainly to an increase in gaming revenue which was related primarily to the completion of the Merger on July 31, 2015, resulting in the inclusion of two months of revenue related to Sartini Gaming’s distributed gaming (including tavern gaming) and Nevada casino businesses in our net revenue during the nine months ended September 30, 2015.

Net revenues related to our Distributed Gaming segment were $40.3 million during the nine months ended September 30, 2015 and were all related to our Nevada distributed gaming (including tavern gaming) business acquired on July 31, 2015 through the Merger. There were no net revenues related to our Distributed Gaming segment during the nine months ended September 28, 2014. Net revenues related to our Casinos segment were $50.1 million during the nine months ended September 30, 2015 compared to $42.2 million during the prior year period. The increase in our Casinos segment net revenues was due primarily to the inclusion of net revenues from the three casinos in Pahrump, Nevada, that we acquired through the Merger on July 31, 2015, as well as an increase of approximately $2.7 million in net revenues related to our Rocky Gap casino.

Property Operating Expenses

Property operating expenses were $59.6 million for the nine months ended September 30, 2015 compared to $24.4 million for the nine months ended September 28, 2014 which related primarily to an increase in gaming-related expenses attributable to the addition of the distributed gaming (including tavern gaming) and Nevada casino businesses acquired in the Merger on July 31, 2015, resulting in the inclusion of two months of related expense in our property operating expenses during the nine months ended September 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $22.5 million for the nine months ended September 30, 2015 compared to $16.9 million for the nine months ended September 28, 2014. Included in these amounts were our corporate selling, general and administrative expenses of $6.6 million and $5.5 million for the nine months ended September 30, 2015 and September 28, 2014, respectively. Within our Distributed Gaming segment, selling, general and administrative expenses were $3.4 million and zero for the nine months ended September 30, 2015 and September 28, 2014, respectively. Within our Casinos segment, selling, general and administrative expenses were $12.5 million and $11.4 million for the nine months ended September 30, 2015 and September 28, 2014, respectively.

For the nine months ended September 30, 2015, selling, general and administrative expenses consisted primarily of payroll and related expenses of $10.3 million (including share-based compensation), marketing and advertising expenses of $2.1 million, building and rent expenses of $5.1 million, and professional fees of $2.1 million. For the nine months ended September 28, 2014, selling, general and administrative expenses consisted primarily of payroll and related expenses of $8.4 million (including share-based compensation), marketing and advertising expenses of $2.0 million, building and rent expenses of $2.0 million, professional fees of $1.7 million and business development expenses of $0.8 million.

 Merger Expenses

We incurred approximately $10.6 million in transaction-related costs associated with the Merger during the nine months ended September 30, 2015. Merger expenses consisted primarily of severance, financial advisor, legal, accounting and consulting costs.

Gain on Sale of Cost Method Investments

During January 2015, we sold our interest in Rock Ohio Ventures and recognized a $0.8 million gain on sale of cost method investment because this asset had previously been written off. During the second quarter of 2014, we entered into an agreement to sell our interest in Dania Casino & Jai Alai in Dania Beach, Florida for a total of $2.6 million. Per the agreement, on April 21, 2014, we received $1.0 million in exchange for 40% of our interest in the project. Upon the receipt of the payment during the second quarter of 2014, we recognized a $1.0 million gain on sale of cost method investment since this asset had previously been written off.

Charges Related to Arbitration Award

On September 9, 2014, we received notice of final award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Jerry Argovitz approximately $2.4 million. As a result, we recognized an expense of approximately $2.5 million, which included $0.1 million of legal fees, during the third quarter of 2014.

 Impairments and Other Losses

On June 17, 2015, we entered into a settlement agreement with Quest for approximately $0.3 million related to a lawsuit filed by Quest. As a result, we recognized a loss of approximately $0.3 million during the nine months ended September 30, 2015.

On March 26, 2015, we entered into an agreement to sell our former corporate headquarters office building located in Minnetonka, Minnesota at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The building was carried at $4.8 million, net of accumulated depreciation, on our consolidated balance sheet as of the date of the sale agreement. As a result, we recognized an impairment charge of $0.4 million during the first quarter of 2015. The sale of the building closed on May 20, 2015.

Depreciation and Amortization

Depreciation and amortization was $6.9 million and $2.6 million for the nine months ended September 30, 2015 and September 28, 2014, respectively. The increase related primarily to the depreciation and amortization of the assets acquired pursuant to the Merger.

Other Expense, net

Other expense, net was $2.5 million for the nine months ended September 30, 2015 compared to other expense, net of $0.6 million for the prior year period. The increase in other expense, net was due primarily to $0.8 million of interest expense incurred under the Credit Agreement we entered into in July 31, 2015 and a loss on extinguishment of debt of $1.2 million related to the repayment of our financing facility related to Rocky Gap with a portion of the proceeds of borrowings under the Credit Agreement.

Income Taxes

Income tax benefit for the nine months ended September 30, 2015 was $12.7 million primarily related to the release of existing valuation allowance resulting from the assumption of a $12.7 million net deferred tax liability generated from intangible assets acquired in the Merger. There was no income tax benefit for the nine months ended September 28, 2014 because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain. Our effective tax rate was (109.6)% for the nine months ended September 30, 2015 and 0.0% for the nine months ended September 28, 2014. The effective tax rate differed from the federal tax rate of 35% for the current year due to the $12.7 million release of existing valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization. The effective tax rate differed from the federal tax rate of 35% for the prior year due to the limitation of the income tax benefit due to the uncertainty of its future realization.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the financial information tables below.

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, merger expenses, share-based compensation, impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	Three Months Ended		Nine Months Ended
	September 30,	September 28,	September 30,	September 28,
	2015	2014	2015	2014
	(In thousands)
Adjusted EBITDA	$7,101	$1,639	$8,850	$1,202
Preopening expenses	(129)	—	(129)	—
Impairments and other losses	—	(20,997)	(682)	(20,997)
Share-based compensation	(291)	(67)	(410)	(210)
Merger expenses	(9,325)	—	(10,591)	—
Depreciation and amortization	(5,100)	(896)	(6,859)	(2,613)
Other, net	(8)	(2,501)	744	(1,525)
Loss from operations	(7,752)	(22,822)	(9,077)	(24,143)
Other income (expense)
Interest expense, net	(980)	(258)	(1,423)	(813)
Other, net	(1,124)	4	(1,088)	169
Total other expense, net	(2,104)	(254)	(2,511)	(644)

Loss before income taxes	(9,856)	(23,076)	(11,588)	(24,787)
Benefit for income taxes	12,874	—	12,702	—
Net income (loss)	$3,018	$(23,076)	$1,114	$(24,787)

Liquidity and Capital Resources

As of September 30, 2015, we had $43.2 million in cash and cash equivalents. We currently believe that our cash and cash equivalents, cash flows from operations and availability under our $40.0 million senior secured revolving credit facility (the “Revolving Credit Facility”) will be sufficient to meet our working capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected.

We incurred a total of approximately $10.9 million in transaction-related costs associated with the Merger, which consist primarily of severance, financial advisor, legal, accounting and consulting costs. We incurred approximately $9.3 million and $10.6 million of transaction-related costs associated with the Merger during the three and nine months ended September 30, 2015, respectively.

Credit Agreement

On July 31, 2015, we entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The facilities under the Credit Agreement consist of a $120.0 million senior secured term loan (“Term Loan”) and a $40.0 million Revolving Credit Facility (together with the Term Loan facility, the “Facilities”). The Facilities mature on July, 31 2020. Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of September 30, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.00%.

The Term Loan must be repaid in four quarterly payments of $1.5 million each, commencing December 31, 2015, followed by eight quarterly payments of $2.25 million each, followed by four quarterly payments of $3.0 million each, followed by four quarterly payments of $4.5 million each, followed by a final installment of $66.0 million at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio. As of September 30, 2015, we had $120.0 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility of $15.0 million as of September 30, 2015.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly-owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain regulatory approvals). Net proceeds from the initial borrowings under the Facilities and existing cash were used to repay and discharge all of the outstanding senior secured indebtedness of Sartini Gaming and its subsidiaries in connection with the Merger, as well as the outstanding indebtedness under the financing facility with Centennial Bank for Rocky Gap (the “Rocky Gap Financing Facility”).

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of September 30, 2015.

Rocky Gap Financing Facility

In December 2012, we closed on the $17.5 million Rocky Gap Financing Facility to finance a portion of Rocky Gap project costs. In connection with the entry into the Credit Agreement on July 31, 2015 and the borrowings thereunder, as more fully described above, on July 31, 2015 we repaid all principal amounts outstanding under the Rocky Gap Financing Facility, which amounted to approximately $10.7 million, together with accrued interest. In connection with such repayment, we terminated the Rocky Gap Financing Facility. As a result of the payoff of the Rocky Gap Financing Facility, we recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount described below, during the three and nine months ended September 30, 2015. As of September 30, 2015 and December 28, 2014, we had zero and $11.7 million in principal amount of outstanding borrowings under the Rocky Gap Financing Facility, respectively.

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

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements included in Item 8 of our Annual Report on Form 10-K for the year ended December 28, 2014, previously filed with the SEC, for a discussion of all of our significant accounting policies.

Application of the Acquisition Method of Accounting

On July 31, 2015, we acquired Sartini Gaming through the Merger of a wholly-owned subsidiary of Golden with and into Sartini Gaming, with Sartini Gaming surviving as a wholly-owned subsidiary of Golden. We have applied the acquisition method of accounting to this business combination, which requires the following:

●	Identifying the acquirer,
●	Determining the acquisition date,
●	Recognizing and measuring the identifiable assets acquired and the liabilities assumed, and
●	Recognizing and measuring goodwill or a gain from a bargain purchase.

We have completed our preliminary valuation procedures, and the resulting fair value of the acquired assets and assumed liabilities has been recorded based upon the provisional valuation of the business enterprise and Sartini Gaming’s tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of acquired assets and assumed liabilities. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the acquired assets and assumed liabilities significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements:

●

We measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $297.5 million and the fair value of the liabilities assumed of $222.2 million in our consolidated balance sheet as of August 1, 2015. In total, the assets of Sartini Gaming acquired and goodwill represented approximately 86% of our consolidated total assets as of September 30, 2015. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill.

●	We have reported the operating results of Sartini Gaming in our consolidated statements of operations and cash flows for the period from August 1, 2015 through September 30, 2015. During this period, we recorded $45.5 million in net revenues and $(0.8) million in net loss from Sartini Gaming’s operations.

Long-Lived Assets

Our long-lived assets were carried at $109.2 million as of September 30, 2015, or 31.6% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

A long-lived asset must be tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The following are examples of such events or changes in circumstances:

i.	a significant decrease in the market price of a long-lived asset;

ii.	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition;

iii.	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, including an adverse action or assessment by a regulator;

iv.	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset; and

vi.	a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our investment. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as, the decision-making criteria used by market participants when evaluating a property. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

Developing an opinion of land value is typically accomplished using a sales comparison approach by analyzing recent sales transactions of similar sites. Potential comparables are researched and the pertinent facts are confirmed with parties involved in the transaction. This process fosters a general understanding of the potential comparable sales and facilitates the selection of the most relevant comparables by the appraiser. Valuation is typically accomplished using a unit of comparison such as price per square foot of land or potential building area. Adjustments are applied to the unit of comparison from an analysis of comparable sales, and the adjusted unit of comparison is then used to derive a value for the property.

The cost approach is based on the premise that a prudent investor would pay no more for an asset of similar utility than its replacement or reproduction cost. The cost to replace the asset would include the cost of constructing a similar asset of equivalent utility at prices applicable at the time of the valuation date. To arrive at an estimate of the fair value using the cost approach, the replacement cost new is determined and reduced for depreciation of the asset. Replacement cost new is defined as the current cost of producing or constructing a similar new item having the nearest equivalent utility as the property being valued.

The income approach focuses on the income-producing capability of the asset. The underlying premise of this approach is that the value of an asset can be measured by the present worth of the net economic benefit (cash receipts less cash outlays) to be received over the life of the subject asset. The steps followed in applying this approach include estimating the expected before-tax cash flows attributable to the asset over its life and converting these before-tax cash flows to present value through capitalization or discounting. The process uses a rate of return that accounts for both the time value of money and risk factors. There are two common methods for converting net income into value: the direct capitalization method and discounted cash flow (“DCF”) method. Direct capitalization is a method used to convert an estimate of a single year's income expectancy into an indication of value in one direct step by dividing the income estimate by an appropriate capitalization rate. Under the DCF method, anticipated future cash flows and a reversionary value are discounted to an opinion of net present value at a specific internal rate of return or a yield rate, because net operating income of the subject property is not fully stabilized.

Goodwill and Other Indefinite-Lived Intangible Assets

As of September 30, 2015, based on preliminary estimates, we had $90.6 million in goodwill and $0.9 million in other indefinite-lived intangible assets, representing 26.3% and 0.3% of total assets, respectively, resulting from our Merger with Sartini Gaming. We expect to finalize the purchase price allocation related to the Merger by no later than July 31, 2016.  As a result, the allocation of values to the acquired assets and liabilities, as well as goodwill, could change.

Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

We consider our Nevada gaming license as an indefinite-life intangible asset that does not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing this intangible asset at minimal cost. Rather, this intangible asset is tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded asset to its carrying amount. If the carrying amount of the Nevada gaming license exceeds its fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing the realizability of our goodwill.

The evaluation of goodwill and indefinite-life intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of our projected rental obligation to our reporting units) that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.

Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations' profitability once competitors become established as some erosion of revenues occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

Assumptions and estimates about future cash flow levels and multiples by individual reporting units are complex and subjective. They are sensitive to changes in underlying assumptions and can be affected by a variety of factors, including external factors, such as industry, geopolitical and economic trends, and internal factors, such as changes in our business strategy, which may reallocate capital and resources to different or new opportunities which management believes will enhance our overall value but may be to the detriment of an individual reporting unit.

Our annual impairment test of our goodwill and other indefinite-life intangible assets will be performed on October 1st of each year commencing October 1, 2016.

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

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards such as stock options and restricted stock. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Seasonality

We believe that our Distributed Gaming and Casinos segments are affected by seasonal factors, including holidays, weather and travel conditions. Revenues of our businesses in Nevada have historically been lower during the summer as a result of higher temperatures, as well as increased vacation activity by local patrons. Distributed gaming typically experiences higher revenues during the fall which corresponds with several professional sports seasons. Rocky Gap in Maryland typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Regulation and Taxes

Our Distributed Gaming and Casinos segments are subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have an adverse effect on us.

The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal and state legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax laws or in the administration of such laws. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At September 30, 2015, our investment portfolio included $43.2 million in cash and cash equivalents. As of September 30, 2015, we did not hold any short-term investments.

As of September 30, 2015, approximately 99% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Agreement, compared to no variable rate indebtedness for borrowed money as of December 28, 2014. The increase during the current year period in the percentage of indebtedness accruing interest at a variable rate resulted from the entry into the Credit Agreement on July 31, 2015 and our borrowings thereunder (which accrue interest at a variable rate) and the discharge of our fixed-rate indebtedness under our Rocky Gap Financing Facility.

As of September 30, 2015, we had $145.0 million in principal amount of outstanding borrowings under the Credit Agreement. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. At September 30, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.00%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.7 million over a twelve-month period.

ITEM 4.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the requirements of the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2015.

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

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed. Management has begun the evaluation of the internal control structure of Sartini Gaming. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we intend to exclude Sartini Gaming from our annual assessment of internal control over financial reporting as of December 31, 2015. Merger-related integration activities may lead us to modify certain controls in future periods.

During the period covered by this Quarterly Report on Form 10-Q, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Other Information

ITEM 1.  LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

On February 6, 2015, Golden, certain current and former members of our Board of Directors, LG Acquisition Corporation, Sartini Gaming, and the Sartini Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. The cases are captioned James Orr, individually and on behalf of all others similarly situated, as plaintiff, vs. Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc., Lyle A. Berman, Timothy J. Cope, Larry C. Barenbaum, Neil I. Sell, Ray M. Moberg, and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants; Anthony Dacquisito, on behalf of himself and all others similarly situated, as plaintiff, vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants; and David Lehr and Pamela Lehr, as plaintiffs, individually and on behalf of all others similarly situated vs. Larry Barenbaum, Lyle Berman, Neil Sell, Ray Moberg, Timothy Cope, LG Acquisition Corporation, Sartini Gaming, Inc., and the Blake L. Sartini and Delise F. Sartini Family Trust, as defendants. These are purported shareholder class action lawsuits brought by certain of our shareholders on behalf of themselves and others similarly situated, alleging that in entering into the Merger, the defendants had breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The plaintiffs seek, among other things, attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending actions arising out of the Merger. In response to the lawsuits, the Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the claims alleged by the plaintiffs. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations. The SLC issued its report on October 13, 2015, in which it determined, among other matters, that the members of our Board of Directors properly discharged their fiduciary duties under Minnesota law and that the shareholder claims were without merit. The SLC report has been submitted to the District Court with a motion requesting that the Court dismiss the litigation. An unfavorable outcome in this lawsuit could result in substantial costs to us. It is also possible that other lawsuits may yet be filed and we cannot estimate any possible loss from this or future litigation at this time.

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz (“Argovitz”) filed a Demand for Arbitration with the American Arbitration Association (“AAA”), alleging that Golden and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Argovitz retained certain rights to share in potential revenue from a gaming facility development project the Company (through its subsidiaries) pursued with the Jamul Indian Village (“JIV”).  Argovitz alleges that we breached such agreement by failing to protect his alleged contractual rights when we restructured our contractual relationship with JIV over the course of its involvement in the project and/or by ultimately exercising our contractual right in March 2012 to terminate our involvement in the JIV project, which had not resulted in successful opening of a gaming facility.  Argovitz is seeking a declaration that if the Jamul Casino opens, then we have an obligation to pay him $1 million per year for up to seven years of operation of the casino. We deny Argovitz’s allegations and are vigorously defending the case.  On September 2, 2015, the three-member AAA arbitration panel denied the parties’ cross-motions for summary judgment.  A two-day arbitration hearing is scheduled for January 5 and 6, 2016.

Miscellaneous Legal Matters

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our other current pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below, which we are including in this Quarterly Report on Form 10-Q as a result of the consummation of the Merger on July 31, 2015, and which replace and supersede the risk factors previously described in Part 1, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 28, 2014. The risks described below and elsewhere in this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our businesses, financial condition, results of operations or prospects.

Any failure to successfully integrate our and Sartini Gaming’s legacy businesses could adversely affect our business, and we may not realize the full benefits of the Merger.

Our ability to realize the anticipated benefits of the Merger will depend, to a large extent, on our ability to successfully integrate our and Sartini Gaming’s legacy businesses. Integrating and coordinating certain aspects of the operations and personnel of the two businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. Our management will be required to devote a significant amount of time and attention to the process of integrating our legacy operations with those of Sartini Gaming. The potential difficulties, and resulting costs and delays, relating to the integration of our and Sartini Gaming’s legacy businesses include:

•	the diversion of management’s attention from the day-to-day operations of the combined company;

•	the management of a significantly larger company compared to prior to the Merger;

•	the assimilation of employees and the integration of two business cultures;

•	challenges in attracting and retaining key personnel;

•	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;

•	challenges in keeping existing customers and obtaining new customers; and

•	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our and Sartini Gaming’s legacy businesses. The costs of achieving systems integration may substantially exceed our current estimates. As a non-public company prior to the Merger, Sartini Gaming did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy Sartini Gaming systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

Even if our businesses are successfully integrated, we may not realize the full benefits of the Merger, including anticipated synergies, cost savings or growth opportunities, within the expected timeframe or at all. In addition, we expect to incur significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, Merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could adversely affect our businesses or harm our financial condition, results of operations and prospects.

Our business may be adversely affected by economic conditions, acts of terrorism, natural disasters, severe weather, contagious diseases and other factors affecting discretionary consumer spending, any of which could have a material adverse effect on our business.

The demand for gaming, entertainment and leisure activities is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as any increase in gasoline prices, tax rates, interest rates, inflation rates or other adverse economic or market conditions may lead to our customers having less discretionary income to spend on gaming, entertainment and discretionary travel, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects.

Acts of terrorism, natural disasters, severe weather conditions and actual or perceived outbreaks of public health threats and pandemics could also significantly affect demand for gaming, entertainment and leisure activities and discretionary travel, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, our properties are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. If there is a prolonged disruption at any of our casino properties due to natural disasters, terrorist attacks or other catastrophic events, our business, financial condition, results of operations and prospects could be materially adversely affected. Additionally, if extreme weather adversely impacts general economic or other conditions in the area in which our property is located or from which we draw our patrons or prevents patrons from easily coming to our property, our business, financial condition, results of operations and prospects could be materially adversely affected.

We face substantial competition in both of our business segments, and may lose market share.

The distributed gaming and casino industries are highly competitive. We face competition for our space lease and revenue participation locations from others involved in the distributed gaming business, as well as substantial direct competition from other operators of casinos, hotels, taverns and other entertainment venues. With respect to our casinos, we compete for local gaming customers with other locals-oriented casino-hotels, as well as with other casinos located in the vicinity of our properties. We compete for customers primarily on the basis of location, guest service, range and pricing of amenities, including food and entertainment, payout rates and overall atmosphere. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

In addition, we also face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, and other forms of legalized gaming. In addition, various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition. Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base. Legalized casino gaming in neighboring states and on Native American land could result in strong competition that could adversely affect our business, financial condition, results of operations and prospects, particularly to the extent that such gaming is conducted in areas close to our gaming operations.

We are subject to extensive state and local regulation and licensing from gaming and other government authorities, and gaming authorities have significant control over our operations.

As the owner and operator of gaming facilities, we are subject to extensive federal, state, and local regulation. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to hold gaming licenses. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business.

Gaming authorities may, in their sole discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Further, the costs of any investigation conducted by any gaming authority under these circumstances is typically required to be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person.

Our officers, directors, and key employees are also be subject to a variety of regulatory requirements and various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any gaming authority with jurisdiction over our business were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could have a material adverse effect on our business, operations and prospects.

Applicable gaming laws and regulations also restrict our ability to issue securities, incur debt, and undertake other financing activities. Such transactions would generally require approval of gaming authorities, and our financing counterparties, including lenders, might be subject to various licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If state regulatory authorities were to find any person unsuitable with regard to his, her or its relationship to us or any of our subsidiaries, we would be required to sever our relationship with that person, which could materially adversely affect our business.

From time to time, legislators and special interest groups have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits that govern the serving of alcoholic beverages. Any changes to these laws could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes to applicable tax laws could have a material adverse effect on our financial condition.

Gaming companies are generally subject to significant revenue-based taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of state and local governments with significant current or projected budget deficits could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is geographically concentrated, which subjects us to greater risks from changes in local or regional conditions.

We currently conduct our distributed gaming (including tavern gaming) business solely in Nevada and operate casinos solely in Pahrump, Nevada and Flintstone, Maryland. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:

•	changes in local or regional economic conditions and unemployment rates;

•	adverse weather conditions and natural disasters (including weather or road conditions that limit access to our properties);

•	changes in local and state laws and regulations, including gaming laws and regulations;

•	a decline in the number of residents in or near, or visitors to, our properties; and

•	changes in the local or regional competitive environment.

As a result of the geographic concentration of our businesses, we face a greater risk of a negative impact on our business, financial condition, results of operations and prospects in the event that any of the geographic areas in which we operate is more severely impacted by any such adverse condition, as compared to other areas in the United States.

The success of our distributed gaming business is dependent on our ability to renew our contracts.

We conduct the majority of our distributed gaming business under space lease and revenue participation contracts with third parties. Contracts with chain and street customers are renewable at the option of the owner of the applicable chain store or street account. As our distributed gaming contracts expire, we are required to compete for renewals. If we are unable to renew a material portion of our space lease and revenue participation contracts, this could have a material adverse effect our business, financial condition, results of operations and prospects. We cannot assure you that our existing space lease and revenue participation contracts will be renewed on reasonable or comparable terms, or at all.

The casino, hotel and resort industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Renovations and other capital improvements of casino properties in particular require significant capital expenditures. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and tavern properties from time to time may put us at a competitive disadvantage to casinos offering more modern and better maintained facilities, which could have a material adverse effect our business, financial condition, results of operations and prospects.

We incurred significant indebtedness in connection with the Merger and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We incurred significant indebtedness in connection with the Merger and the associated refinancing of both Sartini Gaming’s senior secured indebtedness and our Rocky Gap Financing Facility. At September 30, 2015, our total indebtedness was $146.5 million, as compared to $11.7 million at December 28, 2014. As of September 30, 2015, our debt service obligations, comprised of scheduled principal repayments and interest (excluding capital leases and equipment notes), during the next 12 months were approximately $11.1 million. As a result of the increase in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

•

require us to dedicate a larger portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;

•	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

•	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;

•	increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;

•	place us at a competitive disadvantage compared to our competitors that have less debt; and

•	adversely affect our credit rating or the market price of our common stock.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur additional indebtedness, which could further increase the risks associated with our leverage.

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. As of September 30, 2015, we had undrawn availability of $15.0 million under the revolving credit facility in the Credit Agreement. In addition, the Credit Agreement permits us, subject to specified limitations, to incur additional indebtedness. In February 2013, we filed a universal shelf registration statement with the SEC for the future sale of up to $50.0 million of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through one or more underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness and fund our working capital and capital expenditures, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our indebtedness will depend upon our future operating performance and our ability to generate cash flow in the future, which are subject to general economic, financial, business, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations, or that future borrowings, including borrowings under the Credit Agreement, will be available to us in an amount sufficient to enable us to pay our indebtedness or fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investment and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. The Credit Agreement restricts our ability to dispose of assets and use the proceeds from the disposition, and may also restrict our ability to raise debt or equity capital to repay or service our indebtedness. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

Covenants in our debt instruments restrict our business and could limit our ability to implement our business plan.

The Credit Agreement contains, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. The Credit Agreement includes covenants restricting, among other things, our ability to do the following:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	grant or incur liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	make loans and investments;

•	pay dividends, make distributions, or redeem or repurchase capital stock;

•	enter into transactions with affiliates; and

•	consolidate or merge with or into, or sell substantially all of our assets to, another person

In addition, the Credit Agreement requires us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The Credit Agreement is secured by first-priority liens on substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain regulatory approvals).

If we default under the Credit Agreement because of a covenant breach or otherwise, all outstanding amounts thereunder could become immediately due and payable. We cannot assure you that we will be able to comply with our financial or other covenants under the Credit Agreement or that any covenant violations will be waived. Any violation that is not waived could result in an event of default and, as a result, our lenders could declare all outstanding amounts to be due and payable, terminate or suspend their commitments to loan money and foreclose against the assets securing such debt, and we could be forced into bankruptcy or liquidation, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects and could result in you losing your investment in our company.

Our ability to utilize our NOLs would be negatively impacted if an ownership change (as defined in Section 382 of the Code) occurs.

As of September 30, 2015, we had approximately $94.0 million of NOLs, which begin to expire in 2032. While these NOLs have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities, our ability to utilize these NOLs would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Code. In general terms, an “ownership change” can occur whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period. The occurrence of such a change generally limits the amount of NOLs a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The issuance of shares of our common stock in connection with the Merger significantly increased the risk of such an ownership change occurring. To help preserve our ability to utilize our NOLs to offset future taxable income following the Merger, we have amended our Rights Agreement to deter acquisitions of shares of our common stock that would result in a shareholder owing 4.99% or more of our common stock. In addition, we have entered into a NOL Preservation Agreement with the former shareholder of Sartini Gaming, Lyle A. Berman and certain shareholders affiliated with Mr. Berman or another director of Golden which restrict the ability of such shareholders to take specified actions which could cause such an ownership change to occur. Although our Rights Agreement and the NOL Preservation Agreement are intended to reduce the likelihood of an adverse ownership change under Section 382, they may not prevent such an ownership change from occurring. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of Section 382 of the Code (and our Rights Agreement) may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that the measures we have taken to help preserve our NOLs prove ineffective and an ownership change occurs, our ability to utilize our NOLs would be negatively impacted, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

We may be unable to obtain gaming devices or related technology from our third party supplier on a timely, cost-effective basis.

We currently primarily rely on a limited number of suppliers for our gaming devices and related technology. We cannot assure you that we can obtain gaming devices or related technology on a cost-effective basis. As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations, which could have a material adverse effect our business, financial condition, results of operations and prospects.

We may experience seasonal fluctuations that could significantly impact our quarterly operating results.

We believe that our Distributed Gaming and Casinos segments are affected by seasonal factors, including holidays, weather and travel conditions.  Revenues of our businesses in Nevada have historically been lower during the summer as a result of higher temperatures, as well as increased vacation activity by local patrons. Distributed gaming typically experiences higher revenues during the fall which corresponds with several professional sports seasons. Rocky Gap in Maryland typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months.  While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Our reputation and business could be materially harmed as a result of data breaches, data theft, unauthorized access or hacking.

Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology and other systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity that could have a material adverse effect our business, financial condition, results of operations and prospects. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could adversely affect our operations.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We have comprehensive property and liability insurance policies for our properties in operation, with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, floods or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property, any of which could have a material adverse effect our business, financial condition, results of operations and prospects.

We may be subject to litigation which, if adversely determined, could expose us to significant liabilities, damage our reputation and result in substantial losses.

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Certain litigation claims may not be covered entirely or at all by our insurance policies or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.

We evaluate all litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or discloses the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by its current assessments and estimates. As a result, litigation can have a significant adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a limited number of key employees who would be difficult to replace.

We depend on a limited number of key personnel to manage and operate our business, including our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. We believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for employees. As a result, we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees or the loss of key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

The amounts due to us from the Jamul Tribe will likely not be paid unless and until the Jamul Tribe opens a gaming facility on its reservation.

We terminated our agreement with the Jamul Tribe in March 2012. As of the date of termination, we had advanced approximately $57.5 million including accrued interest to the Jamul Tribe related to casino development efforts. As a result of the application of applicable accounting standards, upon termination of our agreement with the Jamul Tribe, we wrote down the value of the notes receivable from the Jamul Tribe to zero. In connection with the Merger, we have agreed that any proceeds received by us as a result of the monetization of these notes within three years of the opening of a casino by the Jamul Tribe would, subject to certain exceptions, be distributed to our shareholders (excluding the former shareholder of Sartini Gaming, other than with respect to any applicable taxes) following receipt of such proceeds. Although the Jamul Tribe remains obligated to repay all advances including accrued interest, it is not contemplated that the Jamul Tribe will have sufficient funds to make such payments unless it opens a gaming facility on its reservation. We continue to have a subordinated collateral interest in all revenues from any future casino owned by the Jamul Tribe and in such casino’s furnishings and equipment. Although Penn National is pursuing the development of a casino with the Jamul Tribe, we cannot be assured that we will ultimately be able to monetize the notes from the Jamul Tribe or that amounts owing thereunder will be repaid in full or at all.

Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.

As of September 30, 2015, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 52% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

Our shareholders may be required to provide information that is requested by gaming authorities and we have the right, under certain circumstances, to redeem a shareholder’s securities; we may be forced to use our cash or incur debt to fund redemption of our securities.

Our Articles of Incorporation require our shareholders to provide information that is requested by authorities that regulate our current or proposed gaming operations. Our Articles of Incorporation also permit us to redeem the securities held by persons whose status as a security holder, in the opinion of our Board of Directors, jeopardizes our existing gaming licenses or approvals. The price paid for these securities is, in general, the average closing price for the 30 trading days prior to giving notice of redemption.

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

There is a limited public market for our common stock.

There is a limited public market for our common stock. The average daily trading volume in our common stock during nine months ended September 30, 2015 was approximately 15,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

We expect our stock price to be volatile, and you may lose all or some of your investment.

The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may be significantly affected by many factors, including:

•	changes in general or local economic or market conditions;

•	quarterly variations in operating results;

•	strategic developments by us or our competitors;

•	developments in our relationships with our customers, distributors and suppliers;

•	regulatory developments or any breach, revocation or loss of any gaming license;

•	changes in our revenues, expense levels or profitability;

•	changes in financial estimates and recommendations by securities analysts; and

•	failure to meet the expectations of securities analysts.

Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general has experienced significant volatility, which may adversely affect the market price of our common stock regardless of our operating performance.

Future sales of our common stock could lower our stock price and dilute existing shareholders.

In February 2013, we filed a universal shelf registration statement with the SEC for the future sale of up to $50.0 million of common stock, preferred stock, debt securities, warrants and units. The securities may be offered from time to time, separately or together, directly by us or through one or more underwriters, dealers or agents at amounts, prices, interest rates and other terms to be determined at the time of the offering.

We may also issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we expect to issue a total of approximately 8.5 million shares of our common stock in connection with the Merger. The holder of approximately 7.8 million of such shares has the right to require us to register with the SEC resales of such shares from time to time. Additionally, shares of our common stock are available for future sale pursuant to stock options, warrants or issuance pursuant to the Golden Entertainment, Inc. 2015 Incentive Awards Plan and 2007 Stock Option and Compensation Plan. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with the Merger or upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing stockholders.

Provisions in our Articles of Incorporation and Bylaws, our Rights Plan or the Credit Agreement may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

Some of the provisions of our Articles of Incorporation and our Bylaws and Minnesota law could discourage, delay or prevent an acquisition of our business, even if a change in control would be beneficial to the interests of our stockholders and was made at a premium price. These provisions:

•	permit our Board of Directors to increase its own size and fill the resulting vacancies;

•	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt; and

•	permit shareholder action by written consent only if the consent is signed by all shareholders entitled to notice of a meeting.

Although we have amended our Bylaws to provide that Section 302A.671 (Control Share Acquisitions) of the Minnesota Business Corporation Act does not apply to or govern us, we remain subject to 302A.673 (Business Combinations) of the Minnesota Business Corporation Act, which generally prohibits us from engaging in business combinations with any “interested” shareholder for a period of four years following the shareholder’s share acquisition date, which may discourage, delay or prevent a change in control of our company.

On January 25, 2015, our Board of Directors amended and restated our Rights Agreement to help protect our ability to utilize the tax benefits of certain of our NOLs. The rights under the Rights Agreement continue in effect until July 31, 2018 unless, prior to such time, our Board has determined that the NOLs are no longer available to be utilized or are immaterial to our business. Under the Rights Agreement, rights to purchase common stock were issued to holders of common stock as of December 12, 2013, the original date of adoption of the agreement, and to all shares of common stock issued subsequent to that date. These rights become exercisable under certain circumstances in which someone acquires 5% or more, subject to certain exceptions, of our outstanding common stock. As a result of the Rights Agreement, anyone wishing to take over the company may be forced under certain circumstances to negotiate a transaction with our Board and management or comply with certain bid criteria in order not to trigger the exercise of rights. The need to negotiate with our Board or management or to comply with certain bid criteria could add complexity to a proposed takeover. In addition, the Credit Agreement provides for an event of default upon the occurrence of certain specified change of control events.

ITEM 6.  EXHIBITS

Exhibits	Description
3.1

Amended and Restated Articles of Incorporation of Golden Entertainment, Inc. (incorporated by reference to Exhibit 3.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

3.2	Fourth Amended and Restated Bylaws of Golden Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Golden Entertainment, Inc.’s Quarterly Report on Form 10-Q filed on July 30, 2015)

3.3	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc. (incorporated by reference to Exhibit 3.2 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.1

Credit Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the lenders named therein and Capital One, National Association (as administrative agent) (incorporated by reference to Exhibit 10.7 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.2

Guaranty and Collateral Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the guarantors party thereto and Capital One, National Association (as administrative agent) (incorporated by reference to Exhibit 10.8 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.3

NOL Preservation Agreement, dated as of July 31, 2015, by and among Golden Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman, and certain other shareholders of Golden Entertainment, Inc. (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.4

Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust (incorporated by reference to Exhibit 10.2 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.5#

Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on October 5, 2015)

10.6#

Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana (incorporated by reference to Exhibit 10.2 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on October 5, 2015)

10.7#

Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Matthew Flandermeyer (incorporated by reference to Exhibit 10.3 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on October 5, 2015)

10.8

Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini (incorporated by reference to Exhibit 10.4 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.9

Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman (incorporated by reference to Exhibit 10.3 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.10#

Independent Contractor Consulting Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman  (incorporated by reference to Exhibit 10.5 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.10.1#*	Amended and Restated Independent Contractor Consulting Agreement, dated as of October 28, 2015, among Golden Entertainment, Inc., Berman Consulting Corporation and Lyle A. Berman

10.11#

Independent Contractor Consulting Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Timothy J. Cope (incorporated by reference to Exhibit 10.6 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on August 4, 2015)

10.12#	Golden Entertainment, Inc. 2015 Incentive Award Plan (incorporated by reference to Exhibit 10.1 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on September 2, 2015)

10.13#	Form of Stock Option Grant Notice and Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Golden Entertainment, Inc.’s Current Report on Form 8-K filed on September 2, 2015)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Calculation Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
#	Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and Chief Executive Officer
(Principal Executive Officer)

/s/ MATTHEW W. FLANDERMEYER
Matthew W. Flandermeyer
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Dated: November 6, 2015