Form 10-K
period 2015-12-31
GOLDEN ENTERTAINMENT, INC.
filed 2016-03-14
CIK 1071255

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from  _____ to _____

Commission File No. 000-24993

Golden Entertainment, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	41-1913991
(State or other jurisdiction of incorporation or organization)	(I.R.S., Employer Identification No.)

6595 S Jones Boulevard - Las Vegas, Nevada 89118

(Address of principal executive offices)

(702) 893-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value Common Stock Purchase Rights	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

Based upon the last sale price of the registrant’s common stock, $0.01 par value, as reported on the Nasdaq Global Market on June 28, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant as of such date was $89,897,007. For purposes of these computations only, all of the Registrant’s executive officers and directors have been deemed to be affiliates.

As of March 7, 2016, 22,002,996 shares of the registrant’s common stock, $0.01 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after the registrant’s year ended December 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

As used in this Annual Report on Form 10-K, unless the context suggests otherwise, the terms “Golden,” “we,” “our” and “us” refer to Golden Entertainment, Inc. and its subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 and the Securities Exchange Act of 1934, or the Exchange Act. Forward-looking statements can generally be identified by the use of words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “plan,” “project,” “seek,” “should,” “think,” “will,” “would” and similar expressions. In addition, forward-looking statements include statements regarding our strategies, objectives, business opportunities and plans for future expansion, developments or acquisitions, anticipated future growth and trends in our business or key markets, projections of future financial condition, operating results, income, capital expenditures, costs or other financial items, anticipated regulatory and legislative changes, our ability to utilize our net operating loss carryforwards (“NOLs”) to offset future taxable income, the timing and amount of distributions to our shareholders of the net proceeds from the sale of the Jamul Indian Village (the “Jamul Tribe”) note receivable, as well as other statements that are not statements of historical fact. Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. These forward-looking statements are subject to assumptions, risks and uncertainties that may change at any time, and readers are therefore cautioned that actual results could differ materially from those expressed in any forward-looking statements. Factors that could cause actual results to differ include: our ability to realize the anticipated cost savings, synergies and other benefits of the Merger (as defined below) with Sartini Gaming Inc. (“Sartini Gaming”), and the acquisition of distributed gaming assets in Montana, and integration risks relating to such transactions, changes in national, regional and local economic and market conditions, legislative and regulatory matters (including the cost of compliance or failure to comply with applicable laws and regulations), increases in gaming taxes and fees in the jurisdictions in which we operate, litigation, increased competition, our ability to renew our distributed gaming contracts, reliance on key personnel (including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer), the level of our indebtedness and our ability to comply with covenants in our debt instruments, terrorist incidents, natural disasters, severe weather conditions (including weather or road conditions that limit access to our properties), the effects of environmental and structural building conditions, the effects of disruptions to our information technology and other systems and infrastructure, the occurrence of an “ownership change” as defined in Section 382 of the Internal Revenue Code (the “Code”), factors affecting the gaming, entertainment and hospitality industries generally, and other factors identified under the heading “Risk Factors” in Part I, Item 1A of this report, elsewhere in this report and our other filings with the Securities and Exchange Commission (“SEC”). Readers are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the filing date of this report. We undertake no obligation to revise or update any forward-looking statements for any reason.

ITEM 1.	BUSINESS

Corporate Information

We were incorporated in Minnesota in 1998 under the name of GCI Lakes, Inc., which name was subsequently changed to Lakes Gaming, Inc. in August 1998, to Lakes Entertainment, Inc. in June 2002 and to Golden Entertainment, Inc. in July 2015. Our shares began trading publicly in January 1999. The mailing address of our headquarters is 6595 S Jones Boulevard, Las Vegas, Nevada 89118, and our telephone number at that location is (702) 893-7777.

Business Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

On July 31, 2015, we acquired Sartini Gaming through the merger of a wholly owned subsidiary of Golden with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of Golden (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in our results subsequent to that date. Our common stock continues to be traded on the Nasdaq Global Market, and our ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015.

On October 28, 2015, our Board of Directors approved a change in our fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar year ending on December 31, effective as of the beginning of the third quarter of 2015. As a result of this change, our fiscal quarters for 2015 ended on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. Beginning January 1, 2016, our fiscal quarters end on March 31, June 30, September 30 and December 31.

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 19, Segment Information, in the accompanying consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores), and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2015, our distributed gaming operations comprised over 7,600 gaming devices in approximately 680 locations. In January 2016, we completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations; see Note 21, Subsequent Events, in the accompanying consolidated financial statements for information regarding the acquisition.

Nevada law limits distributed gaming operations (more commonly known as “restricted gaming” operations) to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores, where gaming is incidental to the primary business being conducted at the location and games are limited to 15 or fewer gaming devices and no other forms of gaming activity. The gaming area in these business locations is typically small, and in many instances, segregated from the primary business area, including the use of alcoves in grocery stores and drug stores and installation of gaming devices into the physical bar (more commonly known as “bar top” gaming devices) in bars, taverns and saloons. Such segregation provides greater oversight and supervision of the gaming devices.

We generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices.

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of December 31, 2015, we operated 48 taverns, which offered a total of 764 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada, metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, Sierra Gold and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

Casinos

We own and operate the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and, as a result of the Merger, three casinos in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland Department of Natural Resources (the “Maryland DNR”) under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2015, Rocky Gap offered 631 gaming devices, 19 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

Our Pahrump Nugget casino is located on approximately 40 acres and, as of December 31, 2015, offered 513 gaming devices, as well as 14 table games (which include four live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget also features Pahrump’s only AAA Three Diamond Award® winning hotel with approximately 70 hotel rooms.

Our Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, and, as of December 31, 2015, offered 288 gaming devices and a 125-seat bingo facility. The leases for the parcels of land have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor).

Our Lakeside Casino & RV Park is located on approximately 35 acres and, as of December 31, 2015, offered 192 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites.

Previously, we managed various casinos under management contracts, including managing the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”) between December 2008 and August 2013.

Sales and Marketing

Distributed Gaming

We conduct our operations in our Distributed Gaming segment in Nevada and Montana. Our Distributed Gaming customer base is comprised of the third party distributed gaming customers with whom we enter into gaming device placement contracts for the installation, maintenance and operation of gaming devices at non-casino locations, the primarily local patrons that use our gaming devices in such locations and the primarily local patrons of our traditional, branded taverns. We seek to place our gaming devices in strategic, high-traffic areas, including in our branded taverns, and the majority of our marketing efforts are focused on maximizing profitability from a high-frequency, convenience-driven customer base in the counties in which we operate.

Our marketing efforts also seek to capitalize on repeat visitation through the use of loyalty programs, such as our Golden Rewards promotional program for our taverns. Members of our Golden Rewards programs earn points based on play, which points are redeemable for complimentary slot play, food and beverages and other items. Our rewards technology is designed to track customer behavior indicators such as visitation, customer spend and customer engagement. Brand equity is also leveraged in our taverns through the number of our branded tavern locations located throughout the greater Las Vegas, Nevada metropolitan area. Our advertising initiatives include both traditional and non-traditional channels such as direct mail, email, radio, print, television, social media, search engine optimization and static/dynamic billboards.

Casinos

Rocky Gap is located in western Maryland in close proximity to the affluent and heavily populated metropolitan areas of Pittsburgh, Pennsylvania, Baltimore, Maryland and Washington, D.C., as well as two major interstate freeways. Rocky Gap serves as a premier destination for both local and out-of-market patrons. Our marketing efforts for Rocky Gap are primarily focused on attracting patrons through local and regional campaigns promoting both the amenities of Rocky Gap and the vast array of outdoor activities available in the Rocky Gap State Park. A portion of Rocky Gap business is also arranged through group sales and bus coach wholesalers.

Our Nevada casinos are located in Pahrump, Nevada, which serves as a gateway to Death Valley National Park. Accordingly, we market our Nevada casino properties to both the locals market and tourist traffic, targeting the value-driven customer. We seek to attract local residents to our Nevada casinos through promotions geared towards enhancing local play, including dining offerings at our casino restaurants and promotions of our bowling and bingo amenities. Promotional programs for out-of-market patrons focus primarily on our newly remodeled hotel rooms at Pahrump Nugget and our award-winning recreational vehicle park surrounding a lake at the Lakeside Casino & RV Park.

Our casino sales and marketing efforts also include rewards programs designed to encourage repeat business. We offer our Rewards Club promotional program at Rocky Gap and our Gold Mine Rewards promotional program at our Nevada casinos. The close proximity of our three Nevada casino properties allows us to leverage the convenience of a one-card player rewards system, where reward points and other benefits can be earned and redeemed across all three of our Nevada casinos via a single card. Members of our rewards programs earn points based on gaming activity and amounts spent on rooms, food, beverage and resort activities, which points may be redeemable (depending on the program) for complimentary slot play, food, beverages and hotel rooms, among other items.

Intellectual Property

Our policy is to pursue registration of our important trademarks and service marks in the states where we do business and with the United States Patent and Trademark Office. We have registered and/or have pending, among other trademarks and service marks, “Golden Entertainment,” “Golden Gaming,” “Golden Rewards,” “P.T.’s,” “Sierra Gold,” “Sean Patrick’s” and “Nugget Hotel Casino Pahrump Nevada,” as trademarks with the United States Patent and Trademark Office. In addition, we have also registered or applied to register numerous other trademarks in various jurisdictions in the United States in connection with our properties, facilities and development projects. We also hold a patent in the United States related to player tracking systems.

Indian Casino Projects

Discharge of Shingle Springs Tribe Debt

Prior to August 2013, we managed the Red Hawk Casino in California for the Shingle Springs Tribe. On July 17, 2013, we entered into a debt termination agreement (the “Debt Termination Agreement”) with the Shingle Springs Tribe relating to amounts we had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino (the “Shingle Springs Notes”). Pursuant to the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million in August 2013 as full and final payment of the Shingle Springs Notes. As of the payment date, $69.7 million was outstanding under the Shingle Springs Notes, including accrued and unpaid interest. The Shingle Springs Notes had previously been impaired and we had determined the fair value of the Shingle Springs Notes to be $39.7 million. As a result of the satisfaction and discharge of the Shingle Springs Notes, during the third quarter of 2013, we recognized approximately $17.4 million in recovery of impairment on notes receivable.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million subordinated promissory note (the “Jamul Note”) from the Jamul Tribe to a subsidiary of Penn National Gaming, Inc. (“Penn National”) for $24.0 million in cash. We determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the January 2015 merger agreement with Sartini Gaming (the “Merger Agreement”) and subject to applicable law, the proceeds received from the sale of the Jamul Note, net of related costs, will be distributed in a cash dividend to our shareholders that hold shares as of the record date for such dividend (other than shareholders that have waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares (which total approximately 8.0 million shares in the aggregate), waived their right to receive such dividend with respect to their shares, except for a potential tax distribution, if any, unless their shares are sold to an unaffiliated third party prior to the record date for any such dividend. Also in connection with the Merger, holders of an additional approximately 0.5 million shares waived their right to receive such dividend, unless such shares are sold to an unaffiliated third party prior to the record date for any such dividend. We anticipate that the net proceeds received from the sale of the Jamul Note will be distributed to shareholders during the summer of 2016. The record date for such dividend will follow the Board of Directors’ declaration of any such dividend and will be announced at such time. As a result of the sale of the Jamul Note, we recognized a gain on recovery of impaired notes receivable of approximately $23.6 million during the fourth quarter of 2015.

Competition

The distributed gaming and casino resort industries are highly competitive. We face direct competition for our space lease, revenue share and participation locations from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. With respect to our casinos, we compete for local gaming customers with other locals-oriented casino-hotels, as well as with other casinos and restricted gaming locations in the vicinity of our properties. We compete for customers primarily on the basis of location, customer service, range and pricing of amenities (including food and entertainment), gaming device payout rates, convenience and overall atmosphere. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

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

Regulation

Gaming Regulation

As the owner and operator of gaming facilities, we are subject to extensive federal, state, and local regulation. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to be involved in gaming operations. These are privileged licenses or approvals which are not guaranteed by statute or regulation. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business.

Gaming authorities may, in their sole and absolute discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Further, the costs of any investigation conducted by any gaming authority under these circumstances is typically required to be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our privileged licenses or approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person.

Our officers, directors, and key employees are also subject to a variety of regulatory requirements and various privileged licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any gaming authority with jurisdiction over our business were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could have a material adverse effect on our business, operations and prospects.

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

The gaming industry also represents a significant source of tax revenues to regulators. From time to time, various federal and state legislators and officials have proposed changes in tax laws, or in the administration of such laws, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax laws or in the administration or interpretation of such laws. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects.

From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business, financial condition, results of operations and prospects.

Alcoholic Beverage and Food Service Regulation

Our brewery operations at PT’s Brewing Company in Las Vegas, Nevada require federal, state, and local licenses, permits and approvals. Our restaurant and on-site brewery at PT’s Brewing Company operate pursuant to exceptions to the “tied house” laws, which in Nevada generally prohibit a manufacturer or supplier of brewery products from engaging in the business of wholesaling and prevent a wholesaler from engaging, directly or indirectly, in retail sales.

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Our brewery operations are subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition, results of operations and prospects.

From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If adopted, such measures could affect some or all of our proprietary craft beer production. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increase in taxes or fees, or the adoption of additional taxes or fees or regulations, could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related restaurant business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets.

Other Regulation

We are also subject to extensive federal, state and local safety and health laws, regulations and ordinances that apply to non-gaming businesses generally, such as the Clean Air Act, Clean Water Act, Occupational Safety and Health Act, Resource Conservation Recovery Act and the Comprehensive Environmental Response, Compensation and Liability Act. We believe that we are currently in material compliance with such regulations. The coverage and attendant compliance costs associated with such laws, regulations and ordinances may result in future additional cost to our operations.

We are also subject to a variety of other rules and regulations, including minimum wage, zoning, environmental, construction and land-use laws, regulations and permits. Any changes to these laws could have a material adverse effect on our business, financial condition, results of operations and prospects.

Seasonality

We believe that our Distributed Gaming and Casinos segments are affected by seasonal factors, including holidays, weather and travel conditions. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada casinos and distributed gaming business have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Employees

As of December 31, 2015, we had 2,563 total employees, of which approximately 12.6% were covered by a collective bargaining agreement. The collective bargaining agreement, which relates to employees at Rocky Gap, became effective on November 1, 2013 and expires on November 1, 2019. We consider our employee relations to be good.

Executive Officers

Set forth below is information concerning our executive officers and their ages as of December 31, 2015.

Name	Age	Position
Blake L. Sartini	56	Chairman of the Board, President and Chief Executive Officer
Stephen A. Arcana	51	Executive Vice President and Chief Operating Officer
Matthew W. Flandermeyer	47	Executive Vice President, Chief Financial Officer and Secretary

Blake L. Sartini joined Golden as Chairman of the Board, President and Chief Executive Officer in July 2015 in connection with the Merger. Prior to the Merger, Mr. Sartini served as the president and chief executive officer of Sartini Gaming from its formation in January 2012, and as the founder and chief executive officer of Golden Gaming, LLC (“Golden Gaming”), which he founded in 2001. Prior to establishing Golden Gaming, Mr. Sartini served in various management and executive positions with Station Casinos, LLC, including executive vice president and chief operating officer. Mr. Sartini also served as a director of Station Casinos, LLC from 1993 until 2001. Mr. Sartini is a member of the University of Nevada, Las Vegas Foundation’s Board of Trustees and was  appointed to the Nevada Gaming Policy Committee in March 2014 by the Governor of Nevada. Mr. Sartini received a bachelor of science degree in business administration from the University of Nevada, Las Vegas.

Stephen A. Arcana joined Golden as Executive Vice President and Chief Operating Officer in July 2015 in connection with the Merger. Prior to the Merger, Mr. Arcana served as the chief operating officer for Golden Gaming from August 2003 until the closing of the Merger. From November 1995 to March 2003, Mr. Arcana held several executive positions with Station Casinos, LLC. Prior to joining Station Casinos, LLC, Mr. Arcana held a variety of hotel operations and food and beverage positions over a ten-year period with the Sands Hotel in Atlantic City, New Jersey. Mr. Arcana received a bachelor of science degree in hotel and restaurant management from Widener University School of Hotel and Restaurant Management in Chester, Pennsylvania.

Matthew W. Flandermeyer joined Golden as Executive Vice President, Chief Financial Officer and Secretary in July 2015 in connection with the Merger. Prior to the Merger, Mr. Flandermeyer served as the chief financial officer for Golden Gaming from October 2007 until the closing of the Merger. In 2013, Mr. Flandermeyer was also appointed as Golden Gaming’s vice president of strategic development. Prior to joining Golden Gaming, Mr. Flandermeyer served as the chief financial officer for Global Restaurant Systems from November 2005 until October 2007. Mr. Flandermeyer began his career in public accounting and has held management and executive positions in public and private companies. Mr. Flandermeyer earned a bachelor of science in accounting, cum laude, from Valparaiso University, Indiana.

Website and Available Information

Our website is located at www.goldenent.com. Through a link on the Investors section of our website, we make the following filings available free of charge and as soon as reasonably practicable after they are electronically filed or furnished with the SEC: our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934. Copies of these documents are also available to our shareholders upon written request to our Chief Financial Officer at 6595 S Jones Boulevard, Las Vegas, Nevada 89118. Information on the website does not constitute part of this Annual Report on Form 10-K.

These filings are also available free of charge on the SEC’s website at www.sec.gov. In addition, any materials filed with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	RISK FACTORS

You should consider each of the following factors as well as the other information in this Annual Report on Form 10-K in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, results of operations or prospects could be materially harmed and the trading price of our common stock could decline. You should also refer to the other information set forth in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes.

Any failure to successfully integrate our businesses and businesses we acquire, including Sartini Gaming’s legacy business and the Montana distributed gaming business, could materially adversely affect our business, and we may not realize the full benefits of the Merger or our other strategic acquisitions.

Our ability to realize the anticipated benefits of the Merger or our other strategic acquisitions will depend, to a large extent, on our ability to successfully integrate our businesses and businesses we acquire, including Sartini Gaming’s legacy business and the Montana distributed gaming business. Integrating and coordinating certain aspects of the operations and personnel of multiple businesses and managing the expansion in the scope of our operations and financial systems involves complex operational, technological and personnel-related challenges. In particular, our management will be required to devote a significant amount of time and attention to the process of integrating our legacy operations with those of Sartini Gaming. The potential difficulties, and resulting costs and delays, relating to the integration of our business and Sartini Gaming’s legacy businesses, the Montana distributed gaming business or other strategic acquisitions include:

●	the difficulty in integrating newly acquired businesses and operations in an efficient and effective manner;
●	the challenges in achieving strategic objectives, cost savings and other benefits expected from acquisitions;
●	the diversion of management’s attention from the day-to-day operations;
●	additional demands on management related to the increased size and scope of our company following the Merger or other acquisitions;
●	the assimilation of employees and the integration of different business cultures;
●	challenges in attracting and retaining key personnel;
●	the need to integrate information, accounting, finance, sales, billing, payroll and regulatory compliance systems;
●	challenges in keeping existing customers and obtaining new customers; and
●	challenges in combining product offerings and sales and marketing activities.

There is no assurance that we will successfully or cost-effectively integrate our businesses and businesses we acquire, including Sartini Gaming’s legacy business and the Montana distributed gaming business. The costs of achieving systems integration may substantially exceed our current estimates. As non-public companies, neither Sartini Gaming nor the Montana distributed gaming business had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control over financial reporting and other procedures. Bringing the legacy systems for these businesses into compliance with those requirements may cause us to incur substantial additional expense. Even though management did not perform the evaluation of Sartini Gaming’s internal control over financial reporting in connection with our evaluation of our internal control over financial reporting as of December 31, 2015, we became aware of certain material weaknesses in Sartini Gaming’s internal control over financial reporting with respect to preparation and review of account reconciliations and related journal entries and Sartini Gaming’s general information technology controls. For a description of these material weaknesses, see “Item 9A. Controls and Procedures” contained in Part II of this report. The existence of one or more internal control deficiencies could result in errors in our financial statements, and substantial costs and resources may be required to rectify internal control deficiencies. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our combined business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

Even if our businesses are successfully integrated, we may not realize the full benefits of the Merger or our other strategic acquisitions, including anticipated synergies, cost savings or growth opportunities, within the expected timeframes or at all. In addition, we have incurred, and may incur additional, significant integration and restructuring expenses to realize synergies. However, many of the expenses that will be incurred are, by their nature, difficult to estimate accurately. These expenses could, particularly in the near term, exceed the savings that we expect to achieve from elimination of duplicative expenses and the realization of economies of scale and cost savings. Although we expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, Merger-related and restructuring costs over time, we cannot give any assurance that this net benefit will be achieved in the near term, or at all. Any of these matters could materially adversely affect our businesses or harm our financial condition, results of operations and prospects.

Our business may be adversely affected by economic conditions, acts of terrorism, natural disasters, severe weather, contagious diseases and other factors affecting discretionary consumer spending, any of which could have a material adverse effect on our business.

The demand for gaming, entertainment and leisure activities is highly sensitive to downturns in the economy and the corresponding impact on discretionary consumer spending. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as any increase in gasoline prices, tax rates, interest rates, inflation rates or other adverse economic or market conditions, may lead to our customers having less discretionary income to spend on gaming, entertainment and discretionary travel, any of which may have a material adverse effect on our business, financial condition, results of operations and prospects.

Acts of terrorism, natural disasters, severe weather conditions and actual or perceived outbreaks of public health threats and pandemics could also significantly affect demand for gaming, entertainment and leisure activities and discretionary travel, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, our properties are subject to the risk that operations could be halted for a temporary or extended period of time, as a result of casualty, flooding, forces of nature, adverse weather conditions, mechanical failure, or extended or extraordinary maintenance, among other causes. If there is a prolonged disruption at any of our casino properties due to natural disasters, terrorist attacks or other catastrophic events, our business, financial condition, results of operations and prospects could be materially adversely affected. Additionally, if extreme weather adversely impacts general economic or other conditions in the areas in which our properties are located or from which we draw our patrons or prevents patrons from easily coming to our properties, our business, financial condition, results of operations and prospects could be materially adversely affected.

We face substantial competition in both of our business segments, and may lose market share.

The distributed gaming and casino resort industries are highly competitive. We face direct competition for our space lease, revenue share and participation locations from others involved in the distributed gaming business, as well as substantial competition for customers from other operators of casinos, hotels, taverns and other entertainment venues. With respect to our casinos, we compete for local gaming customers with other locals-oriented casino-hotels, as well as with other casinos and restricted gaming locations in the vicinity of our properties. We compete for customers primarily on the basis of location, customer service, range and pricing of amenities (including food and entertainment), gaming device payout rates, convenience and overall atmosphere. Many of our regional and national competitors have greater brand recognition and significantly greater resources than we have. Their greater resources may also provide them with the ability to expand operations in the future.

In addition, we also face ever-increasing competition from online gaming, including mobile gaming applications for smart phones and tablet computers, state-sponsored lotteries, card clubs, and other forms of legalized gaming. In addition, various forms of internet gaming have been approved in Nevada, and legislation permitting internet gaming has been proposed by the federal government and other states. The expansion of internet gaming in Nevada and other jurisdictions could result in significant additional competition. Furthermore, several states are currently considering legalizing casino gaming in designated areas, and Native American tribes may develop or expand gaming properties in markets located more closely to our customer base. Legalized casino gaming in neighboring states and on Native American land could result in strong competition that could materially adversely affect our business, financial condition, results of operations and prospects, particularly to the extent that such gaming is conducted in areas close to our gaming operations.

We are subject to extensive state and local regulation and licensing from gaming and other government authorities, and gaming authorities have significant control over our operations.

As the owner and operator of gaming facilities, we are subject to extensive federal, state, and local regulation. State and local government authorities in the jurisdictions in which we operate require us to obtain gaming licenses and require our officers, key employees and business entity affiliates to demonstrate suitability to be involved in gaming operations. These are privileged licenses or approvals that are not guaranteed by statute or regulation. State and local government authorities may limit, condition, suspend or revoke a license, impose substantial fines, and take other actions, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that we will be able to obtain and maintain the gaming licenses and related approvals necessary to conduct our gaming operations. Any failure to maintain or renew our existing licenses, registrations, permits or approvals could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, if additional gaming laws or regulations are adopted, these regulations could impose additional restrictions or costs that could have a significant adverse effect on us and our business.

Gaming authorities may, in their sole and absolute discretion, require the holder of any securities issued by us to file applications, be investigated, and be found suitable to own our securities if they have reason to believe that the security ownership would be inconsistent with the declared policies of their respective states. Further, the costs of any investigation conducted by any gaming authority under these circumstances is typically required to be paid by the applicant, and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If any gaming authority determines that a person is unsuitable to own our securities, then, under the applicable gaming laws and regulations, we can be sanctioned, including the loss of our privileged licenses or approvals, if, without the prior approval of the applicable gaming authority, we conduct certain business with the unsuitable person.

Our officers, directors, and key employees are also subject to a variety of regulatory requirements and various privileged licensing and related approval procedures in the various jurisdictions in which we operate gaming facilities. If any gaming authority with jurisdiction over our business were to find an officer, director or key employee of ours unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, such gaming authorities may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could have a material adverse effect on our business, operations and prospects.

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

From time to time, local and state lawmakers, as well as special interest groups, have proposed legislation that would expand, restrict or prevent gaming operations in the jurisdictions in which we operate. Any such change to the regulatory environment or the adoption of new federal, state or local government legislation could have a material adverse effect on our business, financial condition, results of operations and prospects.

Federal, state and local beer, liquor and food service regulations may have a significant adverse impact on our operations.

Our brewery operations at PT’s Brewing Company in Las Vegas, Nevada require federal, state, and local licenses, permits and approvals. Our restaurant and on-site brewery at PT’s Brewing Company operate pursuant to exceptions to the “tied house” laws, which in Nevada generally prohibit a manufacturer or supplier of brewery products from engaging in the business of wholesaling and prevent a wholesaler from engaging, directly or indirectly, in retail sales.

The manufacture and sale of alcoholic beverages is a highly regulated and taxed business. Our brewery operations are subject to more restrictive regulations and increased taxation by federal, state and local governmental entities than are those of non-alcohol related beverage businesses. Federal, state and local laws and regulations govern the production and distribution of beer, including permitting, licensing, trade practices, labeling, advertising, marketing, distributor relationships and related matters. Federal, state and local governmental entities also levy various taxes, license fees, and other similar charges and may require bonds to ensure compliance with applicable laws and regulations. Failure to comply with applicable federal, state or local laws and regulations could result in higher taxes, penalties, fees, and suspension or revocation of permits, licenses or approvals and could have a material adverse effect on our business, financial condition, results of operations and prospects.

From time to time, local and state lawmakers, as well as special interest groups have proposed legislation that would increase the federal and/or state excise tax on alcoholic beverages or certain types of alcoholic beverages. If adopted, such measures could affect some or all of our proprietary craft beer production. If federal or state excise taxes are increased, we may have to raise prices to maintain our current profit margins. Higher taxes may reduce overall demand for beer, thus negatively impacting sales of our beer. Further federal or state regulation may be forthcoming that could further restrict the distribution and sale of alcohol products. Any material increase in taxes or fees, or the adoption of additional taxes or fees or regulations, could have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, each restaurant we operate must obtain a food service license from local authorities. Failure to comply with such regulations could cause our licenses to be revoked or our related restaurant business or businesses to be forced to cease operations. Moreover, state liquor laws may prevent the expansion of restaurant operations into certain markets.

Changes to state and federal minimum wage laws or other laws could have a material adverse effect on our operations and financial condition.

Our business segments operate in the larger hospitality and service industry. Many of our employees, especially those that interact with our customers, receive a base salary or wage that is established by applicable state and federal laws that establish a minimum hourly wage that is, in turn, supplemented through tips and gratuities from customers. From time to time, state and federal lawmakers have increased the minimum wage. It is difficult to predict when such increases may take place and whether they will result an adverse operational and financial condition to our business segments. Any such change to the minimum wage could have a material adverse effect on our business, financial condition, results of operations and prospects.

We are subject to a variety of other rules and regulations, including zoning, environmental, construction and land-use laws, regulations and permits. Any changes to these laws could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes to applicable tax laws could have a material adverse effect on our financial condition.

Gaming companies are generally subject to significant revenue-based taxes and fees in addition to normal federal, state, and local income taxes, and such taxes and fees are subject to increase at any time. We pay substantial taxes and fees with respect to our operations. From time to time, federal, state and local legislators and other government officials have proposed and adopted changes in tax laws, or in the administration or interpretation of such laws, affecting the gaming industry. In addition, any worsening of economic conditions and the large number of state and local governments with significant current or projected budget deficits could intensify the efforts of state and local governments to raise revenues through increases in gaming taxes and/or property taxes. It is not possible to determine with certainty the likelihood of changes in tax laws or in the administration or interpretation of such laws. Any material increase, or the adoption of additional taxes or fees, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is geographically concentrated, which subjects us to greater risks from changes in local or regional conditions.

We currently conduct our distributed gaming (including tavern gaming) business solely in Nevada and Montana and operate casinos solely in Pahrump, Nevada and Flintstone, Maryland. Due to this geographic concentration, our results of operations and financial condition are subject to greater risks from changes in local and regional conditions, such as:

●	changes in local or regional economic conditions and unemployment rates;
●	adverse weather conditions and natural disasters (including weather or road conditions that limit access to our properties);
●	changes in local and state laws and regulations, including gaming laws and regulations;
●	a decline in the number of residents in or near, or visitors to, our properties; and
●	changes in the local or regional competitive environment.

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

We conduct the majority of our distributed gaming business under space lease, revenue share and participation contracts with third parties. Contracts with chain store and street customers are renewable at the option of the owner of the applicable chain store or street account. As our distributed gaming contracts expire, we are required to compete for renewals. If we are unable to renew a material portion of our space lease, revenue share and participation contracts, this could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot assure you that our existing space lease, revenue share and participation contracts will be renewed on reasonable or comparable terms, or at all.

The casino, hotel and hospitality industry is capital intensive and we may not be able to finance expansion and renovation projects, which could put us at a competitive disadvantage.

Our casino and tavern properties have an ongoing need for renovations and other capital improvements to remain competitive, including replacement, from time to time, of furniture, fixtures and equipment. We may also need to make capital expenditures to comply with applicable laws and regulations. Renovations and other capital improvements of casino properties in particular require significant capital expenditures. In addition, any such renovations and capital improvements usually generate little or no cash flow until the projects are completed. We may not be able to fund such projects solely from cash provided from operating activities. Consequently, we may have to rely upon the availability of debt or equity capital to fund renovations and capital improvements, and our ability to carry them out will be limited if we cannot obtain satisfactory debt or equity financing, which will depend on, among other things, market conditions. We cannot assure you that we will be able to obtain additional equity or debt financing on favorable terms or at all. Our failure to renovate and maintain our casino and tavern properties from time to time may put us at a competitive disadvantage to casinos or taverns offering more modern and better maintained facilities, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We incurred significant indebtedness in connection with the Merger and our significant indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations.

We incurred significant indebtedness in connection with the Merger and the associated refinancing of both Sartini Gaming’s senior secured indebtedness and our former financing facility for Rocky Gap. As of December 31, 2015, our total indebtedness was $148.6 million, as compared to $11.7 million as of December 28, 2014. In connection with the closing of our acquisition of Montana distributed gaming assets, we borrowed an additional $15.0 million under our senior secured revolving credit facility (the “Revolving Credit Facility”) in January 2016. As of December 31, 2015, our debt service obligations, comprised of scheduled principal repayments and interest (excluding capital leases and equipment notes), during the next 12 months were approximately $11.0 million. As a result of the increases in our outstanding debt, demands on our cash resources have increased. The increased level of debt could, among other things:

●

require us to dedicate a larger portion of our cash flow from operations to the servicing and repayment of our debt, thereby reducing funds available for working capital, capital expenditures and acquisitions, and other general corporate requirements;

●	limit our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
●	restrict our ability to make strategic acquisitions or dispositions or to exploit business opportunities;
●	increase our vulnerability to general adverse economic and industry conditions and increases in interest rates;
●	place us at a competitive disadvantage compared to our competitors that have less debt; and
●	adversely affect our credit rating or the market price of our common stock.

Any of these risks could impact our ability to fund our operations or limit our ability to expand our business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur additional indebtedness, which could further increase the risks associated with our leverage.

We may incur significant additional indebtedness in the future, which may include financing relating to capital expenditures, potential acquisitions or business expansion, working capital or general corporate purposes. As of December 31, 2015, we had undrawn availability of $15.0 million under the Revolving Credit Facility in our Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”), which amount was subsequently drawn in January 2016 in connection with our acquisition of approximately 1,000 gaming devices, as well as certain non-gaming assets and the right to operate within certain locations, from a distributed gaming operator in the state of Montana. In addition, the Credit Agreement permits us, subject to specified limitations, to incur additional indebtedness. In particular, under the Credit Agreement we may elect to increase the size of the Revolving Credit Facility or amount of the term loan or enter into one or more new tranches of term loans in an aggregate amount not to exceed $50.0 million (provided that the Revolving Credit Facility may not be increased by more than $12.5 million), and we may pursue such additional debt financing in the near future. If new indebtedness is added to our current level of indebtedness, the related risks that we now face could intensify.

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

The Credit Agreement contains, and any future debt instruments likely will contain, covenants that may restrict our ability to implement our business plan, finance future operations, respond to changing business and economic conditions, secure additional financing, and engage in opportunistic transactions, such as strategic acquisitions. The Credit Agreement includes covenants restricting, among other things, our ability to do the following:

●	incur, assume or guarantee additional indebtedness;
●	issue redeemable stock and preferred stock;
●	grant or incur liens;
●	sell or otherwise dispose of assets, including capital stock of subsidiaries;
●	make loans and investments;
●	pay dividends, make distributions, or redeem or repurchase capital stock;
●	enter into transactions with affiliates; and
●	consolidate or merge with or into, or sell substantially all of our assets to, another person.

In addition, the Credit Agreement requires us to comply with certain financial covenants, including a maximum total leverage ratio and minimum interest coverage ratio. The Credit Agreement is secured by first-priority liens on substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals).

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

As of December 31, 2015, we had approximately $74.8 million of NOLs, which begin to expire in 2032. While these NOLs have a potential to be used to offset future ordinary taxable income and reduce future cash tax liabilities, our ability to utilize these NOLs would be negatively impacted if we were to experience an “ownership change,” as defined in Section 382 of the Code. In general terms, an “ownership change” can occur whenever one or more “5% stockholders” collectively change the ownership of a company by more than 50 percentage points within a three-year period. The occurrence of such a change generally limits the amount of NOLs a company could utilize in a given year to the aggregate fair market value of the company’s common stock immediately prior to the ownership change, multiplied by the long-term tax-exempt interest rate in effect for the month of the ownership change. The issuance of shares of our common stock in connection with the Merger significantly increased the risk of such an ownership change occurring. To help preserve our ability to utilize our NOLs to offset future taxable income following the Merger, we have amended our Rights Agreement to deter acquisitions of shares of our common stock that would result in a shareholder owing 4.99% or more of our common stock. In addition, we have entered into a NOL Preservation Agreement with the former shareholder of Sartini Gaming, Lyle A. Berman (a director and shareholder of the Company) and certain shareholders affiliated with Mr. Berman or another director of Golden which restrict the ability of such shareholders to take specified actions which could cause such an ownership change to occur. Although our Rights Agreement and the NOL Preservation Agreement are intended to reduce the likelihood of an adverse ownership change under Section 382, they may not prevent such an ownership change from occurring. The determination of whether an ownership change has occurred for purposes of Section 382 of the Code is complex and requires significant judgment. Moreover, the number of shares of our common stock outstanding at any particular time for purposes of Section 382 of the Code (and our Rights Agreement) may differ from the number of shares that we report as outstanding in our filings with the SEC. In the event that the measures we have taken to help preserve our NOLs prove ineffective and an ownership change occurs, our ability to utilize our NOLs would be negatively impacted, which could have a material adverse impact on our business, financial condition, results of operations and prospects.

We may be unable to obtain gaming devices or related technology from our third party suppliers on a timely, cost-effective basis.

We currently primarily rely on a limited number of suppliers for our gaming devices and related technology. We cannot assure you that we can obtain gaming devices or related technology on a cost-effective basis. As a result, we may be forced to incur significant unanticipated costs to secure alternative third party suppliers or adjust our operations, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may experience seasonal fluctuations that could significantly impact our quarterly operating results.

We may experience seasonal fluctuations that could significantly impact our quarterly operating results. Rocky Gap typically experiences higher revenues during summer months and may be significantly adversely impacted by inclement weather during winter months. Our Nevada casinos and distributed gaming businesses have historically experienced lower revenues during the summer as a result of fewer tourists due to higher temperatures, as well as increased vacation activity by local residents. Our distributed gaming operations typically experience higher revenues during the fall which corresponds with several professional sports seasons. While other factors like unemployment levels, market competition and the diversification of our business may either offset or magnify seasonal effects, some seasonality is likely to continue, which could result in significant fluctuation in our quarterly operating results.

Our reputation and business could be materially harmed as a result of data breaches, data theft, unauthorized access or hacking.

Our success depends, in part, on the secure and uninterrupted performance of our information technology and other systems and infrastructure. An increasing number of companies have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on their computer networks. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If unauthorized parties gain access to our information technology and other systems, they may be able to misappropriate assets or sensitive information (such as personally identifiable information of our customers, business partners and employees), cause interruption in our operations, corruption of data or computers, or otherwise damage our reputation and business. In such circumstances, we could be held liable to our customers or other parties, or be subject to regulatory or other actions for breaching privacy rules. Any compromise of our security could result in a loss of confidence in our security measures, and subject us to litigation, civil or criminal penalties, and negative publicity, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Further, if we are unable to comply with the security standards established by banks and the payment card industry, we may be subject to fines, restrictions, and expulsion from card acceptance programs, which could materially adversely affect our operations.

Our insurance coverage may not be adequate to cover all possible losses that our properties could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We have comprehensive property and liability insurance policies for our properties in operation, with coverage features and insured limits that we believe are customary in their breadth and scope. Market forces beyond our control may nonetheless limit the scope of the insurance coverage we can obtain or our ability to obtain coverage at reasonable rates. Certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes, floods or terrorist acts, or certain liabilities may be uninsurable or too expensive to justify obtaining insurance. As a result, we may not be successful in obtaining insurance without increases in cost or decreases in coverage levels. In addition, in the event of a substantial loss, the insurance coverage we carry may not be sufficient to pay the full market value or replacement cost of our lost investment or in some cases could result in certain losses being totally uninsured. As a result, we could lose some or all of the capital we have invested in a property, as well as the anticipated future revenue from the property, and we could remain obligated for debt or other financial obligations related to the property, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may be subject to litigation which, if adversely determined, could expose us to significant liabilities, damage our reputation and result in substantial losses.

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. See Part I, Item 3 of this Annual Report on Form 10-K under the heading “Legal Proceedings” for additional information. Certain litigation claims may not be covered entirely or at all by our insurance policies, or our insurance carriers may seek to deny coverage. In addition, litigation claims can be expensive to defend and may divert our attention from the operations of our businesses. Further, litigation involving visitors to our properties, even if without merit, can attract adverse media attention.

We evaluate all litigation claims and legal proceedings to assess the likelihood of unfavorable outcomes and to estimate, if possible, the amount of potential losses. Based on these assessments and estimates, we establish reserves and/or disclose the relevant litigation claims or legal proceedings, as appropriate. These assessments and estimates are based on the information available to management at the time and involve a significant amount of management judgment. We caution you that actual outcomes or losses may differ materially from those envisioned by our current assessments and estimates. As a result, litigation can have a significant adverse effect on our businesses and, because we cannot predict the outcome of any action, it is possible that adverse judgments or settlements could have a material adverse effect on our business, financial condition, results of operations and prospects.

We depend on a limited number of key employees who would be difficult to replace.

We depend on a limited number of key personnel to manage and operate our business, including our Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer. We believe our success depends to a significant degree on our ability to attract and retain highly skilled personnel. The competition for these types of personnel is intense and we compete with other potential employers for the services of our employees. As a result, we may not succeed in hiring and retaining the executives and other employees that we need. An inability to hire quality employees or the loss of key employees could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our executive officers and directors own or control a large percentage of our common stock, which permits them to exercise significant control over us.

As of December 31, 2015, our executive officers and directors and entities affiliated with them owned, in the aggregate, approximately 53% of the outstanding shares of our common stock. Accordingly, these shareholders will be able to substantially influence all matters requiring approval by our shareholders, including the approval of mergers or other business combination transactions and the composition of our Board of Directors. This concentration of ownership may also delay, defer or even prevent a change in control of our company and would make some transactions more difficult or impossible without their support. Circumstances may arise in which the interests of these shareholders could conflict with the interests of our other shareholders.

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

In the event a shareholder’s background or status jeopardizes our current or proposed gaming licensure, we may be required to redeem such shareholder’s securities in order to continue gaming operations or obtain a gaming license. This redemption may divert our cash resources from other productive uses and require us to obtain additional financing which, if in the form of equity financing, would be dilutive to our shareholders. Further, any debt financing may involve additional restrictive covenants and further leveraging of our fixed assets. The inability to obtain additional financing to redeem a disqualified shareholder’s securities may result in the loss of a current or potential gaming license.

There is a limited public market for our common stock.

There is a limited public market for our common stock. The average daily trading volume in our common stock during the year ended December 31, 2015 was approximately 17,000 shares per day. We cannot provide assurances that a more active trading market will develop or be sustained. As a result of low trading volume in our common stock, the purchase or sale of a relatively small number of shares of our common stock could result in significant price fluctuations and it may be difficult for holders to sell their shares without depressing the market price for our common stock.

We expect our stock price to be volatile, and you may lose some or all of your investment.

The market price of our common stock has been, and is likely to continue to be, volatile. The market price of our common stock may be significantly affected by many factors, including:

●	changes in general or local economic or market conditions;
●	quarterly variations in operating results;
●	strategic developments by us or our competitors;
●	developments in our relationships with our customers, distributors and suppliers;
●	regulatory developments or any breach, revocation or loss of any gaming license;
●	changes in our revenues, expense levels or profitability;
●	changes in financial estimates and recommendations by securities analysts; and
●	failure to meet the expectations of securities analysts.

Any of these events may cause the market price of our common stock to fall. In addition, the stock market in general has experienced significant volatility, which may adversely affect the market price of our common stock regardless of our operating performance.

Future sales of our common stock could lower our stock price and dilute existing shareholders.

We may issue additional shares of common stock to finance future acquisitions through the use of equity. For example, we issued a total of approximately 8.5 million shares of our common stock in connection with the Merger. The holder of approximately 8.0 million of such shares has the right to require us to register with the SEC resales of such shares from time to time. In January 2016, we issued a further 50,252 shares of our common stock in a private placement in connection with the acquisition of gaming devices and other non-gaming assets, including the right to operate within certain locations, from a distributed gaming operator in the state of Montana. In addition, a substantial number of shares of our common stock is reserved for issuance upon the exercise of stock options and other equity awards pursuant to our employee benefit plans. We cannot predict the size of future issuances of our common stock or the effect, if any, that future sales and issuances of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with the Merger, upon the exercise of stock options and warrants or in connection with acquisition financing), or the perception that such sales could occur, may adversely affect prevailing market prices for our common stock. In addition, these sales may be dilutive to existing shareholders.

Provisions in our Articles of Incorporation and Bylaws, our Rights Plan or the Credit Agreement may discourage, delay or prevent a change in control or prevent an acquisition of our business at a premium price.

Some of the provisions of our Articles of Incorporation and our Bylaws and Minnesota law could discourage, delay or prevent an acquisition of our business, even if a change in control would be beneficial to the interests of our shareholders and was made at a premium price. These provisions:

●	permit our Board of Directors to increase its own size and fill the resulting vacancies;
●	authorize the issuance of “blank check” preferred stock that our Board of Directors could issue to increase the number of outstanding shares to discourage a takeover attempt; and
●	permit shareholder action by written consent only if the consent is signed by all shareholders entitled to notice of a meeting.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Company Headquarters

We lease a 41,000 square foot building in Las Vegas, Nevada, which houses our company headquarters and a portion of which we have sub-leased. The lease for our office headquarters building is with a related party and expires on July 31, 2025. See Note 18, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties. In May 2015, we sold our previous corporate office building located in Minnetonka, Minnesota.

Distributed Gaming

We lease our branded tavern locations under noncancelable operating leases. As of December 31, 2015, the terms of our tavern leases ranged from one to 14 years, with various renewal options from one to 15 years. Five of our tavern locations were leased from related parties as of December 31, 2015. See Note 18, Related Party Transactions, in the accompanying consolidated financial statements for information on our transactions with related parties.

Casinos

Rocky Gap

We lease the approximately 270 acres in the Rocky Gap State Park on which Rocky Gap is situated from the Maryland DNR pursuant to a 40-year operating ground lease. The lease expires in 2052, with an option to renew for an additional 20 years. We own the 170,000 square foot Rocky Gap building. Our owned and leased real property for Rocky Gap, along with substantially all of the assets of Rocky Gap, are subject to liens securing all of our obligations under our Credit Agreement (subject to receipt of certain approvals).

Nevada Casino Properties

We own the approximately 40 acres of land on which Pahrump Nugget is located (of which approximately 20 acres are undeveloped and reserved for future development) and the approximately 35 acres of land on which our Lakeside Casino & RV Park is located. Our Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which our main casino building is located, which we lease from a competitor), and we sublease approximately two of the acres to an unrelated third party. Our owned and leased real property for our Nevada casino properties, along with substantially all of the assets of our Nevada casinos, are subject to liens securing all of our obligations under our Credit Agreement.

Other

We also own parcels of undeveloped land in California related to our previous involvement in a potential Indian casino project with the Jamul Tribe. This land, comprising approximately 98 acres in the aggregate, is held for sale and currently under option by Penn National.

ITEM 3.	LEGAL PROCEEDINGS

Shareholder Class Action Lawsuits

On February 6, 2015, Golden, certain current and former members of our Board of Directors, LG Acquisition Corporation, Sartini Gaming and the Sartini Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. These are purported shareholder class action lawsuits brought by certain of our shareholders on behalf of themselves and others similarly situated, alleging that in entering into the Merger, the defendants had breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The plaintiffs seek, among other things, attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending claims arising out of the Merger. In response to the lawsuits, the Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the plaintiffs’ allegations. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations. The SLC issued its report on October 13, 2015, in which it determined, among other matters, that the members of our Board of Directors properly discharged their fiduciary duties under Minnesota law and that the shareholder claims were without merit. The SLC report was submitted to the District Court with a motion requesting that the Court dismiss the litigation. On October 30, 2015, an order granting defendant’s motion to dismiss the amended consolidated class action complaint was granted by the judge. The complaint was dismissed with prejudice and on the merits, based on the SLC’s report.

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz filed a Demand for Arbitration with the American Arbitration Association, alleging that Golden and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Mr. Argovitz retained certain rights to share in potential revenue from a gaming facility development project we (through our subsidiaries) pursued with the Jamul Tribe. Mr. Argovitz alleges that we breached such agreement by failing to protect his alleged contractual rights when we restructured our contractual relationship with the Jamul Tribe over the course of its involvement in the project and/or by ultimately exercising our contractual right in March 2012 to terminate its involvement in the Jamul casino project, which had not resulted in the successful opening of a gaming facility. Mr. Argovitz is seeking a declaration that, if the Jamul casino opens, then we have an obligation to pay him $1.0 million per year for up to seven years of operation of the Jamul casino.

We deny Mr. Argovitz’s allegations and are vigorously defending the case. On September 2, 2015, the three-member arbitration panel denied the parties’ cross-motions for summary judgment. On January 5, 2016, the arbitration panel held an evidentiary hearing on the merits. Following the hearing, the parties submitted post-trial briefs. We expect a ruling from the panel in March 2016.

Miscellaneous Legal Matters

From time to time, we are involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our other currently pending matters will not have a material adverse effect on our business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our business, financial condition, results of operations or liquidity in a particular period.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Effective September 10, 2014, we implemented a 1-for-2 reverse split of our common stock where each two shares of issued and outstanding common stock were converted into one share of common stock. The reverse split reduced the number of shares of our common stock then outstanding from approximately 26.8 million to 13.4 million. The par value of the common stock remains at $0.01 per share and the number of authorized shares of common stock decreased from 200 million to 100 million. Proportional adjustments were also made to our outstanding stock options. All share information presented in this Annual Report on Form 10-K gives effect to the reverse stock split.

Our common stock is traded on the Nasdaq Global Market under the ticker symbol GDEN (and formerly under the ticker symbol LACO prior to the Merger). The following table sets forth, for the periods indicated, the high and low sales prices per share of our common stock as reported by Nasdaq:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year Ended December 31, 2015
High	$8.87	$9.12	$9.60	$10.66
Low	6.62	8.39	8.65	8.97

Year Ended December 28, 2014
High	$10.90	$10.56	$9.66	$8.55
Low	7.90	9.30	8.00	6.37

As of March 7, 2016, there were approximately 235 shareholders of record of our common stock.

To date, we have neither declared nor paid any cash dividends with respect to our common stock and the current policy of the Board of Directors is to retain all future earnings, if any, for use in the operation and development of our business. However, under the terms of the Merger Agreement and subject to applicable law, the proceeds received from the sale of the Jamul Note, net of related costs, will be distributed in a cash dividend to our shareholders that hold shares as of the record date for such dividend (other than shareholders that have waived their right to receive such dividend). We anticipate that the net proceeds received from the sale of the Jamul Note will be distributed to shareholders during the summer of 2016. The payment of any other cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as our financial condition, results of operations, capital requirements, our general business condition and any other factors deemed relevant by the Board of Directors. In addition, the terms of our Credit Agreement restrict our ability to declare or pay dividends on our common stock.

No repurchases of our common stock were made during the fourth quarter of 2015.

ITEM 6.  SELECTED FINANCIAL DATA

The Selected Financial Data presented below should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Part II, Item 7 of this Annual Report on Form 10-K.

Selected consolidated statement of operations data and consolidated balance sheet data are derived from our consolidated financial statements.

	For the Year Ended or As of:
	December 31,	December 28,	December 29,	December 30,	January 1,
	2015(1)	2014(2)	2013(3)	2012	2012(4)
	(In millions, except per share amounts)
Results of Continuing Operations:
Net revenues	$177	$55	$39	$11	$36
Income (loss) from operations	18	(24)	13	(7)	(10)
Net income (loss) per share — basic	$1.45	$(1.86)	$1.41	$0.24	$(0.14)
Net income (loss) per share — diluted	$1.43	$(1.86)	$1.40	$0.24	$(0.14)

Balance Sheet:
Cash and cash equivalents	$69	$35	$38	$32	$39
Total assets	379	122	147	120	116
Total long-term liabilities	143	9	10	3	5
Shareholders’ equity	210	108	132	112	109

(1)

Our consolidated financial statements include the operating results of Sartini Gaming from and after August 1, 2015, following the consummation of the Merger. We recorded approximately $117.6 million in net revenues and $10.4 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses for the year ended December 31, 2015. Net income for the year ended December 31, 2015 included approximately $11.5 million in transaction-related expenses related to the Merger and income tax benefit of approximately $10.0 million attributable primarily to the income tax benefit recorded from the reversal of a valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in connection with the Merger. Our results for the year ended December 31, 2015 also reflect a gain on recovery of impaired notes receivable of $23.6 million related to the disposition of the Jamul Note in December 2015.

(2)

Our results for the year ended December 28, 2014 reflect an impairment loss of $21.0 million related to the write-down of our former cost method investment in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”).

(3)

Our results for the year ended December 29, 2013 reflect a recovery of impairment on notes receivable of approximately $17.4 million resulting from the satisfaction and discharge of the Shingle Springs Notes, and include the operating results of Rocky Gap from May 22, 2013, the date that gaming operations at Rocky Gap commenced.

(4)	Our results for the year ended January 1, 2012 reflect unrealized losses of $11.9 million related to a notes receivable associated with the Jamul casino project.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations.

On July 31, 2015, we acquired Sartini Gaming through the Merger of a wholly owned subsidiary of Golden with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of Golden. The results of operations of Sartini Gaming and its subsidiaries have been included in our results subsequent to that date. In connection with the Merger, our name was changed to Golden Entertainment, Inc. Our common stock continues to be traded on the NASDAQ Global Market, and our ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015.

On October 28, 2015, our Board of Directors approved a change in our fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar year ending on December 31, effective as of the beginning of the third quarter of 2015. As a result of this change, our fiscal quarters for 2015 ended on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. Beginning January 1, 2016, our fiscal quarters end on March 31, June 30, September 30 and December 31.

During the third quarter of 2015, we redefined our reportable segments to reflect the change in our business following the Merger. As a result of the Merger, we now conduct our business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, we conducted our business through the following two segments: Rocky Gap and Other. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results. See Note 19, Segment Information, in the accompanying consolidated financial statements for financial information regarding our segments.

Distributed Gaming

Our Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores), and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. As of December 31, 2015, our distributed gaming operations comprised over 7,600 gaming devices in approximately 680 locations. In January 2016, we completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations; see Note 21, Subsequent Events, in the accompanying consolidated financial statements for information regarding the acquisition.

Nevada law limits distributed gaming operations to certain types of non-casino locations, including grocery stores, drug stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores. Most locations are restricted to offering no more than 15 gaming devices. Gaming devices are placed in locations where we believe they will receive maximum customer traffic, generally near a store’s entrance. We generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under revenue share agreements, we pay the business location a percentage of the gaming revenue generated from our gaming devices placed at the location, rather than a fixed monthly rental fee. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices.

Our branded taverns offer a casually upscale environment catering to local patrons offering superior food, beer and other alcoholic beverages and typically include 15 onsite gaming devices. As of December 31, 2015, we operated 48 taverns, which offered a total of 764 onsite gaming devices. Most of our taverns are located in the greater Las Vegas, Nevada metropolitan area and cater to locals seeking to avoid the congestion of the Las Vegas Strip. Our tavern brands include PT’s Pub, PT’s Gold, PT’s Place, Sierra Gold and Sean Patrick’s. Our taverns also serve as an incubator for new games and technology that can then be rolled out to our third party distributed gaming customers within the segment and to our Casinos segment. We also opened our first brewery in Las Vegas, PT’s Brewing Company, during the first quarter of 2016 to produce craft beer for our taverns and casinos, as well as other establishments licensed to sell liquor for on-premises consumption.

Casinos

We own and operate Rocky Gap in Flintstone, Maryland and, as a result of the Merger, three casinos in Pahrump, Nevada: Pahrump Nugget, Gold Town Casino and Lakeside Casino & RV Park. Pahrump is located approximately 60 miles from Las Vegas and is a gateway to Death Valley National Park. All of our casinos emphasize gaming device play.

We acquired Rocky Gap in August 2012, and converted the then-existing convention center into a gaming facility which opened to the public in May 2013. Rocky Gap is situated on approximately 270 acres in the Rocky Gap State Park, which are leased from the Maryland DNR under a 40-year operating ground lease expiring in 2052 (plus a 20-year option renewal). As of December 31, 2015, Rocky Gap offered 631 gaming devices, 19 table games, two casino bars, three restaurants, a spa and the only Jack Nicklaus signature golf course in Maryland. Rocky Gap is a AAA Four Diamond Award® winning resort with approximately 200 hotel rooms, as well as an event and conference center that opened in the fourth quarter of 2013.

As of December 31, 2015, our Pahrump Nugget casino offered 513 gaming devices, as well as 14 table games (which include four live poker tables), a race and sports book, a 208-seat bingo facility and a bowling center. Pahrump Nugget also features Pahrump’s only AAA Three Diamond Award® winning hotel with approximately 70 hotel rooms. As of December 31, 2015, our Gold Town Casino offered 288 gaming devices and a 125-seat bingo facility. Our Lakeside Casino & RV Park offered 192 gaming devices and a recreational vehicle park surrounding a lake with approximately 160 RV hook-up sites as of December 31, 2015.

Results of Operations

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015.

	Year Ended			Increase (Decrease) From Prior Year
	December 31,	December 28,	December 29,	December 31,	December 28,
	2015	2014	2013	2015	2014
	(In thousands)
Net Revenues
Distributed Gaming	$103,610	$—	$—	$103,610	$—
Casinos	73,245	55,021	30,934	18,224	24,087
Corporate and Other	187	151	7,856	36	(7,705)
	177,042	55,172	38,790	121,870	16,382

Operating Expenses
Distributed Gaming	80,340	—	—	80,340	—
Casinos	40,520	31,915	19,511	8,605	12,404
Corporate and Other	9	—	—	9	—
	120,869	31,915	19,511	88,954	12,404
Selling, general and administrative	38,708	22,084	19,332	16,624	2,752
Merger expenses	11,525	482	—	11,043	482
Recovery of impairment on notes receivable	(23,590)	—	(17,382)	(23,590)	17,382
Gain on sale of cost method investment	(750)	(2,391)	—	1,641	(2,391)
Charges related to arbitration award	—	2,530	—	(2,530)	2,530
Gain on extinguishment of operating obligations	—	—	(3,752)	—	3,752
Impairments and other losses	682	20,997	3,356	(20,315)	17,641
Other, net	437	(7)	1,327	444	(1,334)
Depreciation and amortization	10,798	3,513	2,989	7,285	524
Total expenses	158,679	79,123	25,381	79,556	53,742
Income (loss) from operations	18,363	(23,951)	13,409	42,314	(37,360)
Other income (expense)	(3,812)	(894)	5,242	(2,918)	(6,136)
Income tax benefit	9,969	—	—	9,969	—
Net income (loss)	$24,520	$(24,845)	$18,651	$49,365	$(43,496)

Year Ended December 31, 2015 Compared to Year Ended December 28, 2014

Net Revenues

Net revenues were $177.0 million for the year ended December 31, 2015 compared to $55.2 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of five months of net revenues related to Sartini Gaming’s distributed gaming and casino businesses during 2015.

Net revenues related to our Distributed Gaming segment were $103.6 million for the year ended December 31, 2015, all of which related to Sartini Gaming’s distributed gaming business acquired through the Merger. There were no net revenues related to our Distributed Gaming segment during the prior year period.

Net revenues related to our Casinos segment were $73.2 million for the year ended December 31, 2015 compared to $55.0 million for the prior year period. The $18.2 million increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $14.0 million of net revenues related to Sartini Gaming’s casino business during 2015, as well as an increase of approximately $4.2 million in net revenues related to our Rocky Gap casino compared to the prior year period.

Property Operating Expenses

Property operating expenses were $120.9 million for the year ended December 31, 2015 compared to $31.9 million for the prior year period. The $89.0 million increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of five months of property operating expenses related to Sartini Gaming’s distributed gaming and casino businesses during 2015. Included in gaming expenses and food and beverage expenses for the year ended December 31, 2015 were $72.0 million and $14.5 million, respectively, related to Sartini Gaming’s distributed gaming and casino businesses. Property operating expenses comprise gaming, food and beverage, rooms and other operating expenses.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses were $38.7 million for the year ended December 31, 2015 compared to $22.1 million for the prior year period. The increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of five months of SG&A expenses related to Sartini Gaming’s distributed gaming and casino businesses during 2015.

For the year ended December 31, 2015, SG&A expenses included payroll and related expenses of $16.0 million (including share-based compensation), marketing and advertising expenses of $3.4 million, building and rent expense of $10.3 million and professional fees of $3.6 million. For the year ended December 28, 2014, SG&A expenses included payroll and related expenses of $11.3 million (including share-based compensation), marketing and advertising expenses of $2.5 million, building and rent expense of $2.6 million, professional fees of $2.3 million and business development expenses of $0.8 million. For the year ended December 31, 2015, corporate SG&A was $11.4 million compared to $7.6 million in the prior year.

Within our Distributed Gaming segment, SG&A expenses were $9.0 million for the year ended December 31, 2015. There were no SG&A expenses related to our Distributed Gaming segment during the prior year period.

Within our Casinos segment, SG&A expenses were $18.3 million for the year ended December 31, 2015 compared to $15.0 million for the prior year period. The $3.3 million increase resulted primarily from the completion of the Merger on July 31, 2015, which resulted in the inclusion of approximately $3.7 million of SG&A expenses related to Sartini Gaming’s casino business during 2015.

Merger Expenses

We incurred approximately $11.5 million in transaction-related costs associated with the Merger during the year ended December 31, 2015, compared to $0.5 million during the prior year period. Merger expenses consisted primarily of severance, financial advisor, legal, accounting and consulting costs.

Recovery of Impairment on Notes Receivable

In December 2015, we sold our $60.0 million Jamul Note to a subsidiary of Penn National for $24.0 million in cash. We determined the fair value of our notes receivable from the Jamul Tribe to be zero as of December 28, 2014. As a result of the sale of the Jamul Note, we recognized a gain on recovery of impaired notes receivable of approximately $23.6 million during the fourth quarter of 2015.

Gain on Sale of Cost Method Investment

In January 2015, we sold our 10% ownership interest in Rock Ohio Ventures for approximately $0.8 million. We had previously determined the fair value of our Rock Ohio investment to be zero. As a result of the sale of our interest in Rock Ohio Ventures, we recognized a gain on sale of cost method investment of approximately $0.8 million during the first quarter of 2015.

In April 2014, a portion of our 20% ownership interest in Dania Entertainment Holdings, LLC (“Dania Entertainment”) was redeemed for $1.0 million, and in October 2014 we sold the remainder of our interest in Dania Entertainment for approximately $1.4 million. We had previously determined the fair value of our Dania Entertainment investment to be zero. As a result of the redemption and sale of our interest in Dania Entertainment, we recognized a gain on sale of cost method investment of approximately $2.4 million.

Charges Related to Arbitration Award

In September 2014, we received notice of final award in the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc. awarding Mr. Argovitz approximately $2.4 million. As a result, we recognized an expense of approximately $2.5 million, which included $0.1 million of legal fees.

Impairments and Other Losses

In May 2015, we sold our former corporate headquarters office building located in Minnetonka, Minnesota for approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The building was carried at $4.8 million, net of accumulated depreciation, on our consolidated balance sheet as of the date of the sale agreement in March 2015. As a result, we recognized an impairment charge of $0.4 million.

During 2014, we recognized impairments and other losses of $21.0 million related to our investment in Rock Ohio Ventures. Based on information provided by Rock Ohio Ventures, we determined that there was significant uncertainty surrounding the recovery of our investment in Rock Ohio Ventures. As a result, we determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment to its estimated fair value of zero as of December 28, 2014.

Preopening Expenses

Preopening costs, including organizational costs, are expensed as incurred. Costs classified as preopening expenses include payroll, advertising, outside services, and other expenses related to new or start-up operations. During the year ended December 31, 2015, preopening expenses were $0.4 million, which related primarily to costs incurred in connection with the opening of new taverns in Las Vegas. There were no preopening expenses during the year ended December 28, 2014.

Depreciation and Amortization

Depreciation was $8.5 million for the year ended December 31, 2015 compared to $3.4 million for the prior year period. The $5.1 million increase was due primarily to depreciation of the assets acquired pursuant to the Merger. Amortization of intangibles was $2.3 million for the year ended December 31, 2015, which related to intangible assets acquired in the Merger, compared to $0.1 million for the prior year period.

Other Expense, net

Other expense, net was $3.8 million for the year ended December 31, 2015 compared to $0.9 million for the prior year period. The $2.9 million increase related primarily to $1.8 million in interest expense incurred under the Credit Agreement that we entered into on July 31, 2015, as well as a loss on extinguishment of debt of $1.2 million related to the repayment of our former financing facility with Centennial Bank for Rocky Gap (the “Rocky Gap Financing Facility”).

Income Taxes

Income tax benefit for the year ended December 31, 2015 was approximately $10.0 million, primarily related to the release of a valuation allowance resulting from the assumption of a $14.7 million net deferred tax liability generated from intangible assets acquired in the Merger. There was no income tax benefit for the prior year period because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain. Our effective tax rate was (68.4)% for the year ended December 31, 2015, which differed from the federal tax rate of 35% due to the $10.2 million release of the valuation allowance and the limitation of the income tax benefit due to the uncertainty of its future realization. Our effective tax rate for the year ended December 28, 2014 was 0%, which differed from the federal tax rate of 35% due primarily to the limitation of the income tax benefit due to the uncertainty of its future realization.

As of December 31, 2015, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not currently expected to be realized, and that therefore the valuation allowance against the deferred tax assets continued to be appropriate as of December 31, 2015.

Year Ended December 28, 2014 Compared to Year Ended December 29, 2013

Net Revenues

Net revenues were $55.2 million for the year ended December 28, 2014 compared to $38.8 million for the prior year period. The increase was due primarily to additional net revenue of $24.1 million related to the operation of Rocky Gap, which commenced gaming operations in May 2013. Included in net revenues for the prior year period were $7.8 million in management fees earned related to the management of the Red Hawk Casino. Due to the termination of the management agreement between us and the Shingle Springs Tribe for the management of the Red Hawk Casino during the third quarter of 2013, our consolidated statements of operations do not include management fee revenues related to the management of the Red Hawk Casino subsequent to August 29, 2013.

Property Operating Expenses

Property operating expenses were $31.9 million for the year ended December 28, 2014 compared to $19.5 million for the prior year period, which primarily related to gaming, rooms, food and beverage and golf operations of Rocky Gap. The increase in property operating expenses was due primarily to the inclusion of a full period of gaming-related expenses as gaming operations at Rocky Gap commenced in May 2013.

Selling, General and Administrative Expenses

SG&A expenses were $22.1 million for the year ended December 28, 2014 (excluding $0.5 million in transaction-related costs associated with the Merger), compared to $19.3 million for the prior year period. Included in SG&A during the years ended December 28, 2014 and December 29, 2013, were corporate SG&A expenses of $7.1 million and $6.8 million, respectively, and Rocky Gap SG&A expenses of $15.0 million and $12.5 million, respectively. The increase in Rocky Gap SG&A expenses was due primarily to the commencement of gaming operations in May 2013.

For 2014, SG&A expenses included payroll and related expenses of $11.3 million (including share-based compensation), marketing and advertising expenses of $2.5 million, building and rent expense of $2.6 million, professional fees of $2.3 million and business development expenses of $1.3 million. For 2013, SG&A expenses included payroll and related expenses of $9.6 million (including share-based compensation), marketing and advertising expenses of $2.0 million, building and rent expense of $2.4 million and professional fees of $2.8 million.

Recovery of Impairment on Notes Receivable

On July 17, 2013, we entered into the Debt Termination Agreement with the Shingle Springs Tribe relating to the Shingle Springs Notes we had previously advanced to the Shingle Springs Tribe. Pursuant to the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million in August 2013 as full and final payment of the Shingle Springs Notes, including accrued and unpaid interest. The Shingle Springs Notes had previously been impaired and we had determined the fair value of the Shingle Springs Notes to be $39.7 million. As a result of the satisfaction and discharge of the Shingle Springs Notes, during the third quarter of 2013, we recognized approximately $17.4 million in recovery of impairment on notes receivable.

Gain on Extinguishment of Operating Obligations

During the year ended December 29, 2013, we recognized a gain on extinguishment of operating obligations of $3.8 million associated with contract acquisition costs related to the project with the Shingle Springs Tribe that were no longer owed upon the termination of the management agreement between us and the Shingle Springs Tribe.

Impairments and Other Losses

During the year ended December 28, 2014, we recognized impairments and other losses of $21.0 million related to our investment in Rock Ohio Ventures. Based on information provided by Rock Ohio Ventures, we determined that there was significant uncertainty surrounding the recovery of our investment in Rock Ohio Ventures. As a result, we determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment to its estimated fair value of zero as of December 28, 2014.

During the year ended December 29, 2013, we recognized impairment and other losses of $2.4 million related to the intangible assets associated with the development and management agreement with the Shingle Springs Tribe, which were considered fully impaired upon the termination of the management agreement on August 29, 2013 and were written down to zero. We also recognized an impairment charge of $1.0 million related to receivables from related parties that were directly related to the development and opening of our Indian casino projects which were determined to be uncollectible during 2013.

Preopening Expenses

There were no preopening expenses during 2014. During 2013, we recognized preopening expenses of $1.2 million related to the Rocky Gap project.

Amortization of Intangible Assets Related to Indian Casino Projects

Amortization of intangible assets related to Indian casino projects was $0.7 million for the year ended December 29, 2013, which was associated with the project with the Shingle Springs Tribe. In connection with the Debt Termination Agreement entered into with the Shingle Springs Tribe during the third quarter of 2013, the remaining intangible assets associated with that project were fully impaired as of August 29, 2013, and therefore there was no amortization of intangible assets related to Indian casino projects for 2014.

Depreciation and Amortization

Depreciation and amortization was $3.5 million for the year ended December 28, 2014 compared to $2.3 million for the prior year period. The increase was due primarily to depreciation on Rocky Gap property and equipment.

Other Income (Expense), net

Other expense, net was $0.9 million for the year ended December 28, 2014 compared to other income, net of $5.2 million for the prior year period. Other expense, net in 2014 related primarily to interest expense associated with the Rocky Gap Financing Facility. During the prior year period, we recognized a $1.7 million gain on the modification of the Rocky Gap Financing Facility to reduce the interest rate from 10.5% to 5.5%. A significant portion of the remaining amount of other income, net for 2013 related to non-cash interest income associated with accretion on the notes receivable from the Shingle Springs Tribe.

Income Taxes

There was no income tax benefit for the year ended December 28, 2014 because there was no remaining potential to carry back losses to prior years and future realization of the benefit was uncertain. There was no income tax provision for the year ended December 29, 2013 because we released valuation allowance against deferred tax assets available to offset current income.  Our effective tax rate for both years was 0%. For 2014, the effective tax rate differed from the federal tax rate of 35% due primarily to the limitation of the income tax benefit due to the uncertainty of its future realization. For 2013, the effective tax rate differed from the federal tax rate of 35% due primarily to the release of valuation allowance against deferred tax assets which were available to offset current income.

As of December 28, 2014, we evaluated all available positive and negative evidence related to our ability to utilize our deferred tax assets. We considered the non-recurring nature of current year book loss, expected future book income (losses), lack of taxable loss carryback potential and other factors in reaching the conclusion that the deferred tax assets were not currently expected to be realized, and therefore the valuation allowance against the deferred tax assets continued to be appropriate as of December 28, 2014.

Non-GAAP Measures

To supplement our consolidated financial statements presented in accordance with United States generally accepted accounting principles (“GAAP”), we use Adjusted EBITDA, a measure we believe is appropriate to provide meaningful comparison with, and to enhance an overall understanding of, our past financial performance and prospects for the future. We believe Adjusted EBITDA provides useful information to both management and investors by excluding specific expenses that we believe are not indicative of our core operating results. Further, Adjusted EBITDA is a measure of operating performance used by management, as well as industry analysts, to evaluate operations and operating performance and is widely used in the gaming industry. The presentation of this additional information is not meant to be considered in isolation or as a substitute for measures of financial performance prepared in accordance with GAAP. In addition, other companies in our industry may calculate Adjusted EBITDA differently than we do. A reconciliation of net income (loss) to Adjusted EBITDA is provided in the table below.

We define “Adjusted EBITDA” as earnings before interest and other non-operating income (expense), taxes, depreciation and amortization, preopening expenses, merger expenses, share-based compensation expenses, impairments and other gains and losses.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss):

	For the Year Ended
	2015	2014	2013
	(In thousands)
Adjusted EBITDA	$18,274	$1,443	$425
Impairments and other losses	(682)	(20,997)	(3,356)
Recovery of impairment on notes receivable	23,590	—	17,382
Gain on extinguishment of liabilities	—	—	3,752
Gain on sale of cost method investment	750	2,391	—
Charges related to arbitration award	—	(2,530)	—
Share-based compensation	(809)	(270)	(478)
Merger expenses	(11,525)	(482)	—
Depreciation and amortization	(10,798)	(3,513)	(2,989)
Other, net	(437)	7	(1,327)
Income (loss) from operations	18,363	(23,951)	13,409
Other income (expense)
Interest income	82	151	4,803
Interest expense	(2,810)	(1,209)	(1,244)
Other, net	(1,084)	164	1,683
Total other income (expense), net	(3,812)	(894)	5,242

Income (loss) before income tax benefit	14,551	(24,845)	18,651
Income tax benefit	9,969	—	—
Net income (loss)	$24,520	$(24,845)	$18,651

Liquidity and Capital Resources

As of December 31, 2015, we had $69.2 million in cash and cash equivalents and no short-term investments. We currently believe that our cash and cash equivalents, cash flows from operations and additional term loan or revolving credit borrowings will be sufficient to meet our capital requirements during the next 12 months.

Our operating results and performance depend significantly on national, regional and local economic conditions and their effect on consumer spending. Declines in consumer spending would cause revenues generated in both our Distributed Gaming and Casinos segments to be adversely affected.

We incurred a total of approximately $12.0 million in transaction-related costs associated with the Merger, which consist primarily of severance, financial advisor, legal, accounting and consulting costs. We incurred approximately $11.5 million and $0.5 million of transaction-related costs associated with the Merger during the years ended December 31, 2015 and December 28, 2014, respectively.

To further enhance our liquidity position or to finance any future acquisition or other business investment initiatives, in the near future we may obtain additional financing, which could consist of an increase in the size of our Revolving Credit Facility or additional or increased term loans under our Credit Agreement and/or other debt financing from credit and capital markets.

Credit Agreement

On July 31, 2015, we entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The facilities under the Credit Agreement consist of a $120.0 million senior secured term loan (“Term Loan”) and a $40.0 million Revolving Credit Facility (together with the Term Loan facility, the “Facilities”). The Facilities mature on July 31, 2020. Additionally, under the Credit Agreement we may elect to increase the Revolving Credit Facility, increase the amount of the Term Loan or enter into one or more new tranches of term loans in an aggregate amount not to exceed $50.0 million (provided that the Revolving Credit Facility may not be increased by more than $12.5 million).

Borrowings under the Credit Agreement bear interest, at our option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on our leverage ratio. As of December 31, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.17%.

The Term Loan must be repaid in four quarterly payments of $1.5 million each, which commenced on December 31, 2015, followed by eight quarterly payments of $2.25 million each, followed by four quarterly payments of $3.0 million each, followed by three quarterly payments of $4.5 million each, followed by a final installment of $70.5 million at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on our leverage ratio. As of December 31, 2015, we had $118.5 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility of $15.0 million as of December 31, 2015. In January 2016, we borrowed a further $15.0 million under the Revolving Credit Facility, leaving no additional availability; see Note 21, Subsequent Events, in the accompanying consolidated financial statements for additional information.

The Credit Agreement is guaranteed by all of our present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of our and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals). Net proceeds from the initial borrowings under the Facilities and existing cash were used to repay and discharge all of the outstanding senior secured indebtedness of Sartini Gaming and its subsidiaries in connection with the Merger, as well as the outstanding indebtedness under the Rocky Gap Financing Facility.

Under the Credit Agreement, we and our subsidiaries are subject to certain limitations, including limitations on our ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, we will be required to pay down the Facilities under certain circumstances if we or any of our subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of our equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of our Board of Directors that is not approved by the Board. If we default under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell our assets to satisfy the obligations thereunder. We were in compliance with our financial covenants under the Credit Agreement as of December 31, 2015.

Rocky Gap Financing Facility

In December 2012, we closed on the $17.5 million Rocky Gap Financing Facility to finance a portion of Rocky Gap project costs. In connection with the entry into the Credit Agreement on July 31, 2015 and the borrowings thereunder, as more fully described above, on July 31, 2015 we repaid all principal amounts outstanding under the Rocky Gap Financing Facility, which amounted to approximately $10.7 million, together with accrued interest. In connection with such repayment, we terminated the Rocky Gap Financing Facility. As a result of the payoff of the Rocky Gap Financing Facility, we recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount under the facility, during the year ended December 31, 2015. As of December 28, 2014, we had $11.7 million in principal amount of outstanding borrowings under the Rocky Gap Financing Facility.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, we sold our $60.0 million Jamul Note to a subsidiary of Penn National for $24.0 million in cash. We determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the Merger Agreement and subject to applicable law, the proceeds received from the sale of the Jamul Note, net of related costs, will be distributed in a cash dividend to our shareholders that hold shares as of the record date for such dividend (other than shareholders that have waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares (which total approximately 8.0 million shares, in the aggregate), waived their right to receive such dividend with respect to their shares, except for a potential tax distribution, if any, unless their shares are sold to an unaffiliated third party prior to the record date for any such dividend. Also in connection with the Merger, holders of an additional approximately 0.5 million shares waived their right to receive such dividend, unless such shares are sold to an unaffiliated third party prior to the record date for any such dividend. We anticipate that the net proceeds received from the sale of the Jamul Note will be distributed to shareholders during the summer of 2016. The record date for such dividend will follow the Board of Directors’ declaration of any such dividend and will be announced at such time.

Commitments and Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Facilities(1)	$6,750	$9,000	$9,750	$13,500	$104,500	$—
Interest on long-term debt	4,405	4,115	3,793	3,454	1,797	6
Maryland DNR lease(2)	425	425	425	425	425	13,423
Gold Town Casino leases(3)	481	382	388	396	402	16,909
Operating leases(4)	46,696	35,427	27,336	25,988	10,996	34,097
Notes payable(5)	2,430	2,342	91	105	111	56
	$61,187	$51,691	$41,783	$43,868	$118,231	$64,491

(1)

As of December 31, 2015, under the Credit Agreement, we had a $118.5 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under our Revolving Credit Facility. The Facilities mature on July 31, 2020. See “Liquidity and Capital Resources – Credit Agreement,” above, for a discussion of the Credit Agreement.

(2)

In 2012, we entered into a 40-year operating ground lease with the Maryland DNR for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years. Rent payments under the lease include variable amounts based on Rocky Gap gaming revenue and surcharges on amounts billed to and collected from guests. See Note 17, Commitments and Contingencies – Rocky Gap Lease, in the accompanying consolidated financial statements for information regarding the lease.

(3)	We lease the approximately nine acres of land on which our Gold Town Casino is located from several unrelated parties.

(4)

We lease taverns, equipment and vehicles under noncancelable operating leases. The terms of the leases range from one to 14 years, with various renewal options from one to 15 years. Additionally, included in Operating Leases are our obligations under our space lease agreements to pay fixed monthly rental fees for the right to install, maintain and operate gaming devices as part of our distributed gaming business.

(5)	Relates to notes payable on equipment purchases and previous tavern acquisitions.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the balance sheet date and reported amounts of revenue and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition and promotional allowances, short-term investments, investments in unconsolidated investees, litigation costs, income taxes and share-based compensation. We base our estimates and judgments on historical experience and on various other factors that are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates.

The following represent our accounting policies that involve the more significant judgments and estimates used in the preparation of our consolidated financial statements. See Note 2, Summary of Significant Accounting Policies, in the accompanying consolidated financial statements for information regarding our significant accounting policies.

Application of the Acquisition Method of Accounting

On July 31, 2015, we acquired Sartini Gaming through the Merger. We have applied the acquisition method of accounting to this business combination, which requires the following:

●	Identifying the acquirer;

●	Determining the acquisition date;
●	Recognizing and measuring the identifiable assets acquired and the liabilities assumed; and

●	Recognizing and measuring goodwill or a gain from a bargain purchase.

We are in the process of completing our valuation procedures, and the resulting estimated fair value of the assets acquired and liabilities assumed has been recorded based upon our preliminary valuation of the business enterprise and Sartini Gaming’s tangible and intangible assets. Enterprise value allocation methodology requires management to make assumptions and apply judgment to estimate the fair value of assets acquired and liabilities assumed. If estimates or assumptions used to complete the enterprise valuation and estimates of the fair value of the assets acquired and liabilities assumed significantly differed from assumptions made, the resulting difference could materially affect the fair value of net assets.

The application of the acquisition method of accounting guidance had the following effects on our consolidated financial statements:

●

We measured the fair value of identifiable assets and liabilities in accordance with required valuation recognition and measurement provisions; the application of such provisions resulted in recording the fair value of the assets acquired and goodwill of $301.5 million and the fair value of the liabilities assumed of $224.2 million in our consolidated balance sheet as of August 1, 2015.

●	We have reported the operating results of Sartini Gaming in our consolidated statements of operations and cash flows for the period from August 1, 2015 through December 31, 2015.

Long-Lived Assets

Our long-lived assets were carried at $114.3 million as of December 31, 2015, comprising 30.2% of our consolidated total assets. We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. If triggering events are identified, we then compare the estimated undiscounted future cash flows of the asset to the carrying value of the asset. The asset is not impaired if the undiscounted future cash flows exceed its carrying value. If the carrying value exceeds the undiscounted future cash flows, then an impairment charge is recorded, typically measured using a discounted cash flow model, which is based on the estimated future results of the relevant reporting unit discounted using our weighted-average cost of capital and market indicators of terminal year free cash flow multiples.

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

We reconsider changes in circumstances on a frequent basis, and if a triggering event related to potential impairment has occurred, we solicit third party valuation expertise to assist in the valuation of our assets. There are three generally accepted approaches available in developing an opinion of value: the cost, sales comparison and income approaches. We generally consider each of these approaches in developing a recommendation of the fair value of the asset; however the reliability of each approach is dependent upon the availability and comparability of the market data uncovered, as well as the decision-making criteria used by market participants when evaluating an asset. We will bifurcate our investment and apply the most indicative approach to overall fair valuation, or in some cases, a weighted analysis of any or all of these methods.

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

Goodwill and Other Indefinite-Lived Intangible Assets

We review indefinite-lived intangible assets and goodwill at least annually and between annual test dates in certain circumstances. We perform our annual impairment test for indefinite-lived intangible assets and goodwill in the fourth quarter of each fiscal year. Goodwill represents the excess of consideration paid over the fair value of net assets acquired in a business combination. Goodwill is not amortized. Goodwill is tested annually, or more frequently if indicators of impairment exist, in two steps. In step 1 of the impairment test, the current fair value of each reporting unit is estimated using a discounted cash flow model which is then compared to the carrying value of each reporting unit. If the carrying amount of a reporting unit exceeds its fair value in step 1 of the impairment test, then step 2 of the impairment test is performed to determine the implied fair value of goodwill for that reporting unit. If the implied fair value of goodwill is less than the goodwill allocated for that reporting unit, an impairment loss is recognized.

We consider our Nevada and Montana gaming licenses as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our gaming facilities indefinitely as well as our historical experience in renewing these intangible assets at minimal cost. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of our Nevada or Montana gaming licenses exceeds their fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing our goodwill for possible impairment.

We consider our trade names related to the Pahrump casinos and taverns as indefinite-lived intangible assets that do not require amortization based on our future expectations to operate our casinos and taverns indefinitely under these trade names. Rather, these intangible assets are tested annually for impairment, or more frequently if indicators of impairment exist, by comparing the fair value of the recorded assets to their carrying amount. If the carrying amount of our trade names exceeds their fair value, an impairment loss is recognized. We complete our testing of our intangible assets prior to assessing our goodwill for possible impairment.

The evaluation of goodwill and indefinite-lived intangible assets requires the use of estimates about future operating results of each reporting unit to determine the estimated fair value of the reporting unit and the indefinite-lived intangible assets. We must make various assumptions and estimates in performing our impairment testing. The implied fair value includes estimates of future cash flows (including an allocation of our projected rental obligation to our reporting units) that are based on reasonable and supportable assumptions which represent our best estimates of the cash flows expected to result from the use of the assets including their eventual disposition. Changes in estimates, increases in our cost of capital, reductions in transaction multiples, changes in operating and capital expenditure assumptions or application of alternative assumptions and definitions could produce significantly different results. Future cash flow estimates are, by their nature, subjective and actual results may differ materially from our estimates. If our ongoing estimates of future cash flows are not met, we may have to record impairment charges in future accounting periods. Our estimates of cash flows are based on the current regulatory and economic climates, recent operating information and budgets of the various properties where we conduct operations. These estimates could be negatively impacted by changes in federal, state or local regulations, economic downturns, or other events affecting our properties.

Forecasted cash flows (based on our annual operating plan as determined in the fourth quarter) can be significantly impacted by the local economy in which our reporting units operate. For example, increases in unemployment rates can result in decreased customer visitations and/or lower customer spend per visit. In addition, the impact of new legislation which approves gaming in nearby jurisdictions or further expands gaming in jurisdictions where our reporting units currently operate can result in opportunities for us to expand our operations. However, it also has the impact of increasing competition for our established properties which generally will have a negative effect on those locations' profitability once competitors become established, as some erosion of revenues occurs absent an overall increase in customer visitations. Lastly, increases in gaming taxes approved by state regulatory bodies can negatively impact forecasted cash flows.

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

None of our reporting units incurred any goodwill impairment charges during 2015. If future operating results of our reporting units do not meet current expectations it could cause carrying values of our reporting units to exceed their fair values in future periods, potentially resulting in a goodwill impairment charge.

Revenue Recognition and Promotional Allowances

We generally enter into three types of gaming device placement contracts as part of our distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, we pay a fixed monthly rental fee for the right to install, maintain and operate our gaming devices at a business location. Under these agreements, we recognize all gaming revenue and record fixed monthly rental fees as gaming expenses in our consolidated statement of operations. Under revenue share agreements, we record all gaming revenue generated from our gaming devices placed at the location and pay the business location a percentage of such gaming revenue. The amount we pay the business location is recorded as gaming expenses in our consolidated statement of operations. With regard to both space lease and revenue share agreements, we hold the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from our gaming devices. Under these agreements, we record all gaming revenue generated from our gaming devices placed at the location and the amount the business location retains is recorded as gaming expenses in our consolidated statement of operations.

Gaming revenue, which is defined as the difference between gaming wins and losses, is recognized as wins and losses occur from gaming activities. The retail value of rooms, food and beverage, and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included in gaming expenses.

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis. Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts.

Revenue in prior periods from the management, development, financing of and consulting with Indian-owned casino gaming facilities was recognized as it was earned pursuant to the relevant agreement.

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Our investments in certificates of deposit have been federally-insured. Any investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies' approach to evaluating credit and assigning an opinion could negatively impact the fair value of existing investments we own at the time of such change. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other-than-temporary.

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

Share-Based Compensation Expense

We have various share-based compensation programs, which provide for equity awards such as stock options and restricted stock units. We use the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of our stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations.

Recently Issued Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies in the accompanying consolidated financial statements for information regarding recently issued accounting pronouncements.

Regulation and Taxes

The distributed gaming and casino industries are subject to extensive regulation by state gaming authorities. Changes in applicable laws or regulations could have an adverse effect on us.

The gaming industry represents a significant source of tax revenues to regulators. From time to time, various federal and state legislators and officials have proposed changes in tax law, or in the administration of such law, affecting the gaming industry. It is not possible to determine the likelihood of possible changes in tax law or in the administration of such law. Such changes, if adopted, could have a material adverse effect on our future financial position, results of operations, cash flows and prospects. See the “Regulation” section included in Part I, Item 1 of this Annual Report on Form 10-K for further discussion of applicable regulations.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2015, our investment portfolio included $69.2 million in cash and cash equivalents. As of December 31, 2015, we did not hold any short-term investments.

As of December 31, 2015, approximately 97% of our indebtedness for borrowed money accrued interest at a variable rate, which primarily comprised our indebtedness under the Credit Agreement, compared to no variable rate indebtedness for borrowed money as of December 28, 2014. The increase during the current year period in the percentage of indebtedness accruing interest at a variable rate resulted from the entry into the Credit Agreement on July 31, 2015 and our borrowings thereunder (which accrue interest at a variable rate) and the discharge of our fixed-rate indebtedness under our Rocky Gap Financing Facility.

As of December 31, 2015, we had $143.5 million in principal amount of outstanding borrowings under the Credit Agreement. Our primary interest rate under the Credit Agreement is the Eurodollar rate plus an applicable margin that is based on our total leverage ratio. As of December 31, 2015, the weighted average effective interest rate on our outstanding borrowings under the Credit Agreement was approximately 3.17%. Assuming the outstanding balance remained constant over a year, a 50 basis point increase in the interest rate would increase interest incurred, prior to effects of capitalized interest, by $0.7 million over a twelve-month period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

GOLDEN ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Golden Entertainment, Inc.

Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Golden Entertainment, Inc. and Subsidiaries (the Company) as of December 31, 2015 and December 28, 2014, and the related consolidated statements of operations and comprehensive earnings (loss), shareholders’ equity, and cash flows for the three years ended December 31, 2015, December 28, 2014 and December 29, 2013. Our audits also included the financial statement schedule identified in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013 ed.) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Sartini Gaming, Inc. and subsidiaries (collectively, Sartini), which were acquired during 2015. Accordingly, the scope of our audit also excludes the internal control over financial reporting of Sartini. The Company's management is responsible for these financial statements and for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2015, and December 28, 2014, and the consolidated results of its operations and cash flows for the three years ended December 31, 2015, December 28, 2014, and December 29, 2013, and the financial statement schedule identified in Item 15 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, excluding the internal control over financial reporting of Sartini, based on the criteria established in Internal Control - Integrated Framework (2013 ed.) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Piercy Bowler Taylor & Kern

Piercy Bowler Taylor & Kern

Certified Public Accountants

Las Vegas, Nevada

March 11, 2016

GOLDEN ENTERTAINMENT, INC.

Consolidated Balance Sheets

(In thousands)

	December 31,	December 28,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$69,177	$35,416
Short-term investments	—	46,638
Accounts receivable, net of allowance for doubtful accounts of $0.4 million as of December 31, 2015	3,033	622
Income taxes receivable	2,078	—
Prepaid expenses	6,803	760
Other	2,553	425
Total current assets	83,644	83,861

Property and equipment	128,127	41,433
Accumulated depreciation	(13,818)	(8,694)
Property and equipment, net	114,309	32,739

Other assets
Goodwill	96,288	—
Customer relationships, net	57,456	—
Other intangible assets, net	23,368	2,279
Land held for sale	960	—
Land held for development	—	960
Income taxes receivable	—	2,155
Other	2,759	35
Total other assets	180,831	5,429
Total assets	$378,784	$122,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt, net of discount	$9,180	$1,368
Accounts payable	8,237	482
Accrued taxes, other than income taxes	831	439
Accrued payroll and related	3,494	1,573
Deposits	128	131
Other accrued expenses	3,476	1,479
Total current liabilities	25,346	5,472

Long-term debt, net of current portion and discount	139,455	8,941
Debt issuance costs, net	(2,537)	—
Deferred taxes	4,471	—
Other long-term obligations	1,564	—
Total liabilities	168,299	14,413

Commitments and contingencies (Note 17)

Shareholders' equity
Common stock, $.01 par value; authorized 100,000 shares; 21,868 and 13,389 common shares issued and outstanding as of December 31, 2015 and December 28, 2014, respectively	353	268
Additional paid-in capital	283,857	205,615
Accumulated deficit	(73,725)	(98,245)
Accumulated other comprehensive loss	—	(22)
Total shareholders' equity	210,485	107,616
Total liabilities and shareholders' equity	$378,784	$122,029

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share data)

	Twelve Months Ended
	December 31,	December 28,	December 29,
	2015	2014	2013
Revenues
Gaming	$148,447	$43,458	$22,673
Food and beverage	25,584	6,157	3,775
Rooms	6,814	6,289	4,096
Management fees	—	—	7,762
Other operating	5,079	2,452	1,620
Gross revenues	185,924	58,356	39,926
Less: Promotional allowances	(8,882)	(3,184)	(1,136)
Net revenues	177,042	55,172	38,790

Expenses
Gaming	98,268	25,031	13,470
Food and beverage	19,373	4,771	3,758
Rooms	968	694	863
Other operating	2,260	1,419	1,420
Selling, general and administrative	38,708	22,084	19,332
Merger expenses	11,525	482	—
Recovery of impairment on notes receivable	(23,590)	—	(17,382)
Gain on sale of cost method investment	(750)	(2,391)	—
Charges related to arbitration award	—	2,530	—
Gain on extinguishment of operating obligations	—	—	(3,752)
Impairments and other losses	682	20,997	3,356
Other, net	437	(7)	1,327
Depreciation and amortization	10,798	3,513	2,989
Total expenses	158,679	79,123	25,381
Income (loss) from operations	18,363	(23,951)	13,409

Other income (expense)
Interest income	82	151	4,803
Interest expense	(2,810)	(1,209)	(1,244)
Loss on extinguishment of debt	(1,174)	—	—
Gain on modification of debt	—	—	1,658
Other, net	90	164	25
Total other income (expense)	(3,812)	(894)	5,242
Income (loss) before income tax benefit	14,551	(24,845)	18,651
Income tax benefit	9,969	—	—
Net income (loss)	24,520	(24,845)	18,651
Other comprehensive income (loss)	22	(22)	—
Comprehensive income (loss)	$24,542	$(24,867)	$18,651

Weighted-average common shares outstanding
Basic	16,878	13,379	13,242
Dilutive impact of stock options	225	—	103
Diluted	17,103	13,379	13,345
Net income (loss) per share
Basic	$1.45	$(1.86)	$1.41
Diluted	$1.43	$(1.86)	$1.40

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

(In thousands)

				Accumulated
			Additional	Other		Total
	Common stock		Paid-In	Comprehensive	Accumulated	Shareholders'
	Shares	Amount	Capital	Loss	Deficit	Equity

Balances, December 30, 2012	26,441	$264	$203,964	$—	$(92,051)	$112,177
Proceeds from issuance of stock on options exercised	280	3	770	—	—	773
Effect of share-based compensation	—	—	478	—	—	478
Net income	—	—	—	—	18,651	18,651
Balances, December 29, 2013	26,721	267	205,212	—	(73,400)	132,079
Proceeds from issuance of stock on options exercised	56	1	133	—	—	134
Effect of share-based compensation	—	—	270	—	—	270
Other comprehensive loss	—	—	—	(22)	—	(22)
Effect of reverse stock split	(13,388)	—	—	—	—	—
Net loss	—	—	—	—	(24,845)	(24,845)
Balances, December 28, 2014	13,389	268	205,615	(22)	(98,245)	107,616
Proceeds from issuance of stock on options exercised	25	—	168	—	—	168
Effect of share-based compensation	—	—	809	—	—	809
Other comprehensive income	—	—	—	22	—	22
Effect of Merger	8,454	85	77,265	—	—	77,350
Net income	—	—	—	—	24,520	24,520
Balances, December 31, 2015	21,868	$353	$283,857	$—	$(73,725)	$210,485

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

(In thousands)

	Twelve Months Ended
	December 31,	December 28,	December 29,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$24,520	$(24,845)	$18,651
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,798	3,513	2,989
Amortization of debt issuance costs and accretion of debt discount	525	503	621
Accretion and amortization of discounts and premiums on short-term investments	240	276	(3,782)
Share-based compensation	809	270	478
Other, net	303	(7)	143
Loss on extinguishment of debt	1,174	—	—
Gain on modification of debt	—	—	(1,658)
Gain on extinguishment of operating obligations	—	—	(3,752)
Recovery of impairment on notes receivable	(23,590)	—	(17,382)
Impairments and other losses	357	20,997	3,356
Deferred income taxes	(10,216)	—	—
Changes in operating assets and liabilities, net of assets acquired and liabilities assumed from acquisition:
Accounts receivable	1,033	—	3,983
Prepaids	2,035	—	—
Income taxes receivable	77	—	6
Other current assets	371	84	(789)
Accrued taxes, other than income taxes	6	(23)	445
Accounts payable and other accrued expenses	900	517	221
Net cash provided by operating activities	9,342	1,285	3,530
Cash flows from investing activities
Proceeds from business combination	25,539	—	—
Purchase of short-term investments	(25,137)	(73,886)	(57,398)
Proceeds from sales of short-term investments	36,182	5,543	—
Proceeds from maturities of short-term investments	35,175	70,389	8,253
Payments to acquire investment in unconsolidated investee	—	—	(836)
Purchase of property and equipment	(7,946)	(4,516)	(20,695)
Proceeds from the sale of assets	4,413	258	25
Collection on notes receivable	23,590	—	59,253
Changes in other assets	(1,767)	67	348
Net cash provided by (used in) investing activities	90,049	(2,145)	(11,050)
Cash flows from financing activities
Repayments of borrowings	(204,560)	(1,755)	(191)
Proceeds from borrowings	145,000	—	13,688
Proceeds from issuance of common stock	168	134	773
Payments for debt issuance costs	(2,803)	—	—
Warrant repurchase	(3,435)	—	—
Other	—	—	(1,333)
Net cash provided by (used in) financing activities	(65,630)	(1,621)	12,937
Cash and cash equivalents
Net increase (decrease) for the period	33,761	(2,481)	5,417

Balance, beginning of period	35,416	37,897	32,480
Balance, end of period	$69,177	$35,416	$37,897
Supplemental cash flow disclosures
Cash paid during the period for:
Interest	$2,321	$701	$678
Income taxes	170	—	—
Non-cash investing and financing activities
Capital expenditures in accounts payable and accrued expenses	$—	$25	$477
Notes payable issued for property and equipment	2,838	—	—
Common stock issued in connection with acquisition	77,350	—	—

The accompanying notes are an integral part of these consolidated financial statements.

GOLDEN ENTERTAINMENT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Nature of Business

Golden Entertainment, Inc. (formerly Lakes Entertainment, Inc.) and its wholly owned subsidiaries (the “Company”) is a diversified group of gaming companies that focus on distributed gaming (including tavern gaming) and casino and resort operations. On July 31, 2015, the Company acquired Sartini Gaming, Inc. (“Sartini Gaming”) through the merger of a wholly owned subsidiary of the Company with and into Sartini Gaming, with Sartini Gaming surviving as a wholly owned subsidiary of the Company (the “Merger”). The results of operations of Sartini Gaming and its subsidiaries have been included in the Company’s results subsequent to that date. In connection with the Merger, the Company’s name was changed to Golden Entertainment, Inc. The Company’s common stock continues to be traded on the NASDAQ Global Market, and the Company’s ticker symbol was changed from “LACO” to “GDEN” effective August 4, 2015. See Note 3, Merger with Sartini Gaming, Inc., for information regarding the Merger.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores), and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment consists of the Rocky Gap Casino Resort in Flintstone, Maryland (“Rocky Gap”) and three casinos in Pahrump, Nevada. In January 2016, the Company completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in Montana, as well as certain other non-gaming assets and the right to operate within certain locations; see Note 21, Subsequent Events, for further discussion of the acquisition.

On October 28, 2015, the Company’s Board of Directors approved a change in the Company’s fiscal year from a 52- or 53-week fiscal year ending on the Sunday closest to December 31 of each year to a calendar year ending on December 31, effective as of the beginning of the third quarter of 2015. As a result of this change, the Company’s fiscal quarters for 2015 ended on March 29, 2015, June 28, 2015, September 30, 2015 and December 31, 2015. Beginning January 1, 2016, the Company’s fiscal quarters end on March 31, June 30, September 30 and December 31.

2.  Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates also include preliminary estimates of values assigned to assets acquired and liabilities assumed in connection with the Merger, including conclusions of useful lives, separate entity values and underlying valuation metrics and methods. These preliminary estimates could change significantly during the measurement period which can remain open for up to one year after the closing date of the Merger. See Note 3, Merger with Sartini Gaming, Inc., for further information regarding the Merger.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

Investments in unconsolidated investees, which are 20% or less owned and where the Company does not have the ability to significantly influence the operating or financial decisions of the entity, are accounted for under the cost method. As of December 31, 2015, the Company did not have any investments in unconsolidated investees or any significant variable interests in variable interest entities. See Note 8, Cost Method Investments, for a discussion of the Company’s former investments in unconsolidated investees.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly-liquid investments with original maturities of three months or less. Although these balances may at times exceed the federal insured deposit limit, the Company believes such risk is mitigated by the quality of the institution holding such deposit.

Short-Term Investments and Concentrations of Credit Risk

Short-term investments consist of commercial paper, corporate bonds and certificates of deposit which are classified as available-for-sale securities and are valued at current market value, with the resulting unrealized gains and losses, if any, excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. The Company’s investments in certificates of deposit have been federally-insured. Any investments in commercial paper and corporate bonds carry a rating by one or more of the nationally recognized statistical rating organizations. Any change in such rating agencies’ approach to evaluating credit and assigning an opinion could negatively impact the fair value of existing investments the Company owns at the time of such change. Any impairment loss to reduce an investment's carrying amount to its fair market value is recognized in income when a decline in the fair market value of an individual security below its cost or carrying value is determined to be other-than-temporary.

Inventory

Inventories consist primarily of food and beverage and retail items and are stated at the lower of cost or market. Cost is determined using the average cost inventory method.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation. A significant amount of the Company’s property and equipment was acquired through the Merger and therefore was initially recognized at fair value on July 31, 2015. Depreciation of property and equipment is computed using the straight-line method over the following estimated useful lives:

Building and site improvements (years)	5	-	40
Furniture and equipment (years)	1	-	15
Leasehold improvements (years)	1	-	28

The Company owns parcels of land, including land currently held for sale. The Company performs an impairment analysis on the land it owns at least quarterly to determine if an impairment has occurred.

Gaming Licenses

The Company’s gaming licenses represent costs incurred to acquire the rights to conduct gaming in the states of Maryland, Montana and Nevada and have been recorded as intangible assets. The Maryland gaming license associated with Rocky Gap is subject to amortization as it has a finite life of 15 years. Amortization of the Rocky Gap gaming license began on the date the gaming facility opened for public play in May 2013. The Company considers its Nevada and Montana gaming licenses to be indefinite-lived intangible assets that are not subject to amortization. The Company evaluates the intangible assets for impairment on at least a quarterly basis.

Rewards Programs

The Company has established a Rewards Club promotional program at Rocky Gap to encourage repeat business from frequent customers and patrons. Rewards Club casino player relationships represent loyalty program members who earn points based on play and amounts spent on the purchase of rooms, food, beverage and resort activities, which points are redeemable for complimentary slot play and free goods and services at Rocky Gap’s hotel, restaurants, spa and golf course.

The Company also offers a Gold Mine Rewards promotional program at its Nevada casinos to encourage repeat business from frequent customers and patrons. The close proximity of the Company’s three Nevada casino properties allows it to leverage the convenience of a one-card player rewards system, where reward points and other benefits can be earned and redeemed across all three of the Company’s Nevada casinos via a single card. Gold Mine Rewards casino player relationships represent loyalty program members who earn points based on play, which points are redeemable for food, beverages and hotel rooms, among other items.

In its Distributed Gaming segment, the Company also offers a Golden Rewards promotional program for its taverns. Golden Rewards tavern player relationships represent loyalty program members who earn points based on play, which points are redeemable for complimentary slot play, food and beverages, among other items.

Tavern and casino player relationships are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the reputations.

The Company records points redeemed for complimentary gaming play as a reduction to gaming revenue and points redeemed for free goods and services as promotional allowances. The Rewards Club, Gold Mine Rewards and Golden Rewards point accrual are included in current liabilities on the Company’s consolidated balance sheet.

Revenue Recognition and Promotional Allowances

The Company generally enters into three types of gaming device placement contracts as part of the distributed gaming business: space lease, revenue share and participation agreements. Under space lease agreements, the Company pays a fixed monthly rental fee for the right to install, maintain and operate the Company’s gaming devices at a business location. Under these agreements, the Company recognizes all gaming revenue and records fixed monthly rental fees as gaming expenses in the consolidated statement of operations. Under revenue share agreements, the Company records all gaming revenue generated from the Company’s gaming devices placed at the location and pays the business location a percentage of such gaming revenue. The amount the Company pays the business location is recorded as gaming expenses in the consolidated statement of operations. With regard to both space lease and revenue share agreements, the Company holds the applicable gaming license to conduct gaming at the location (although revenue share locations are required to obtain separate regulatory approval to receive a percentage of the gaming revenue). Under participation agreements, the business location holds the applicable gaming license and retains a percentage of the gaming revenue that it generates from the Company’s gaming devices. Under these agreements, the Company records all gaming revenue generated from the Company’s gaming devices placed at the location and the amount the business location retains is recorded as gaming expenses in the consolidated statement of operations.

Gaming revenue, which is defined as the difference between gaming wins and losses, is recognized as wins and losses occur from gaming activities. The retail value of rooms, food and beverage, and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as a promotional allowance. The estimated cost of providing such promotional allowances is included in gaming expenses.

Food, beverage, and retail revenues are recorded at the time of sale. Room revenue is recorded at the time of occupancy. Sales taxes and surcharges collected from customers and remitted to governmental authorities are presented on a net basis. Accounts receivable deemed uncollectible are charged off through a provision for uncollectible accounts. No material amounts were deemed uncollectible during fiscal years 2015, 2014 or 2013.

Revenue in prior periods from the management, development, financing of and consulting with Indian-owned casino gaming facilities was recognized as it was earned pursuant to the relevant agreement.

Gaming Taxes

Rocky Gap is subject to gaming taxes based on gross gaming revenues and also pays an annual flat tax based on the number of table games and video lottery terminals in operation during the year. The Company’s Pahrump casinos are subject to taxes based on gross gaming revenues and pay annual fees based on the number of slot machines and table games licensed during the year. Additionally, the Company’s Distributed Gaming segment is subject to taxes based on the Company’s share of non-restricted gross gaming revenue for those locations that have grandfathered rights to more than 15 gaming devices for play, and/or annual and quarterly fees at all tavern and third party distributed gaming locations. These gaming taxes are recorded as gaming expenses in the consolidated statements of operations. Total gaming taxes were $24.2 million, $20.2 million and $10.7 million for fiscal years 2015, 2014 and 2013, respectively.

Advertising Expenses

The Company expenses advertising costs as incurred. Advertising expenses, which are included in selling, general and administrative expenses, were $3.4 million, $2.5 million and $2.0 million for fiscal years 2015, 2014 and 2013, respectively.

Share-Based Compensation Expense

The Company has various share-based compensation programs, which provide for equity awards including stock options and restricted stock units. The Company uses the straight-line method to recognize compensation expense associated with share-based awards based on the fair value on the date of grant, net of the estimated forfeiture rate, if any. Expense is recognized over the requisite service period related to each award, which is the period between the grant date and the award’s stated vesting term. The fair value of stock options is estimated using the Black-Scholes option pricing model. All of the Company’s stock compensation expense is recorded in selling, general and administrative expenses in the consolidated statements of operations. See Note 12, Share-Based Compensation, for additional discussion.

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

New Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). Under this new guidance, entities that measure inventory using any method other than last-in, first-out or the retail inventory method will be required to measure inventory at the lower of cost and net realizable value, applied prospectively for annual and interim periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-11 will be effective for the Company’s first quarter of 2017. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying value of that debt liability, consistent with debt discounts, instead of being presented as another asset. The Company early adopted this standard during 2015 and management believes the impact on the Company’s consolidated financial statements was not material. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which further clarifies the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. Debt issuance costs related to line-of-credit of arrangements can be recorded as an asset and subsequently amortized ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, for interim periods within those fiscal years, and early adoption is permitted. The Company determined that the impact of the new standard on its consolidated financial statements will not be material.

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

3.  Merger with Sartini Gaming, Inc.

Overview

On July 31, 2015, the Company acquired Sartini Gaming through the consummation of the Merger. At the effective time of the Merger, all issued and outstanding shares of capital stock of Sartini Gaming were canceled and converted into the right to receive shares of the Company’s common stock. At the closing of the Merger, the Company issued 7,772,736 shares of its common stock to The Blake L. Sartini and Delise F. Sartini Family Trust (the “Sartini Trust”), as sole shareholder of Sartini Gaming in accordance with the agreement and plan of merger (the “Merger Agreement”). In addition, at the closing of the Merger, the Company issued 457,172 shares of its common stock to holders of warrants issued by a subsidiary of Sartini Gaming that elected to receive shares of the Company’s common stock in exchange for their warrants. The total number of shares of the Company’s common stock issued in connection with the Merger was subject to adjustment pursuant to the post-closing adjustment provisions of the Merger Agreement. In connection with such post-closing adjustment, the Company issued an additional 223,657 shares of its common stock to the Sartini Trust. As a result, the value of the purchase consideration following such adjustment was $77.4 million. This amount is the product of the 8,453,565 shares of the Company’s common stock issued in the aggregate in connection with the Merger and the closing price of $9.15 per share of the Company's common stock on July 31, 2015. As of December 31, 2015, an additional 777,274 shares are being held in escrow as security in the event of any claims for indemnifiable losses in accordance with the Merger Agreement.

Under the Merger Agreement, the number of shares of the Company’s common stock issued in connection with the Merger reflected the pre-Merger value of Sartini Gaming relative to the pre-Merger value of the Company, which pre-Merger values were calculated in accordance with formulas set forth in the Merger Agreement. To determine the number of shares of the Company’s common stock issued in connection with the Merger, the sum of the number of shares of the Company’s common stock outstanding immediately prior to the Merger and the number of shares issuable upon the exercise of outstanding in-the-money stock options were divided by the percentage of the total pre-Merger value of both companies that represented the Company’s pre-Merger value to determine the total number of fully diluted shares immediately following the Merger. The number of shares of the Company’s common stock issued in connection with the Merger was the difference between the total number of fully diluted shares immediately following the Merger and the total number of fully diluted shares immediately prior to the Merger. No fractional shares of the Company’s common stock were issued in connection with the Merger, and any fractional share was rounded to the nearest whole share.

The Merger Agreement specified the procedure for determining the pre-Merger values of Sartini Gaming and the Company. The final pre-Merger values of the Company and Sartini Gaming were determined and approved during the fourth quarter of 2015, pursuant to the post-closing adjustment provisions of the Merger Agreement.

The total number of shares of the Company’s common stock issued in connection with the Merger was as follows:

Pre-Merger Value of Lakes	Lakes %	Pre-Merger Value of Sartini Gaming	Sartini Gaming %	Total Post-Closing Shares(1)	Total Shares Issued in Connection with Merger(2)
$134,615,083	62.6%	$80,523,753	37.4%	22,592,260	8,453,565

(1)

Calculated as the sum of the number of shares of the Company’s common stock outstanding immediately after the Merger (on a fully diluted basis, including shares issuable upon the exercise of outstanding in-the-money stock options) and the shares of the Company’s common stock issued pursuant to the post-closing adjustment provisions of the Merger Agreement.

(2)	Includes 457,172 shares of the Company’s common stock that were issued to certain former holders of warrants issued by a subsidiary of Sartini Gaming upon the closing of the Merger.

Merger Accounting

The Merger has been accounted for under the purchase method of accounting in accordance with Accounting Standards Codification Topic 805, Business Combinations. Under the purchase method, the total estimated purchase price, or consideration transferred, was measured at the Merger closing date. The purchase price of the acquisition was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the purchase price over the estimated fair values was recorded as goodwill. The goodwill recognized in the Merger was primarily attributable to potential expansion and future development of, and anticipated synergies from, the tavern brands and the acquired distributed gaming and casino businesses, while enhancing the Company’s existing brand and casino portfolio. None of the goodwill recognized is expected to be deductible for income tax purposes. The Company may continue to record adjustments to the carrying value of assets acquired and liabilities assumed with a corresponding offset to goodwill during the measurement period, which can be up to one year from the date of the consummation of the Merger. The Company will allocate the goodwill to each reporting unit at the conclusion of the measurement period.

Measurement Period Adjustments

The final pre-Merger values of the Company and Sartini Gaming were determined and approved during the fourth quarter of 2015, pursuant to the post-closing adjustment provisions of the Merger Agreement. As a result of this post-closing adjustment calculation, the number of shares issued in connection with the Merger was increased by an additional 223,657 shares, and the 388,637 shares of the Company's common stock held in escrow as security for the post-closing adjustment were released to the Sartini Trust. The effect of the issuance of these additional shares on the purchase price consideration calculation was an increase of $2.1 million to $77.4 million. This amount is the product of the 8,453,565 total shares of the Company’s common stock issued in connection with the Merger on July 31, 2015 and issued pursuant to the post-closing “true-up” adjustment and the $9.15 per share closing price of the Company's common stock on July 31, 2015. The Company accounted for the issuance of the additional 223,657 shares, and the adjustment of the purchase price consideration, during the fourth quarter of 2015 when the additional shares were issued.

In addition to the issuance of the additional shares pursuant to the post-closing adjustment calculation mentioned above, during the measurement period so far, the Company has:

●

recorded a deferred tax liability totaling $14.7 million due to the assumption of a net deferred tax liability generated from intangible assets acquired in the Merger, with a corresponding increase to goodwill by the same amount.

●

recorded an adjustment to increase goodwill by $1.6 million, decreasing accounts receivable by the same amount, due to the determination that receivables acquired as part of the Merger were deemed to be uncollectible as of the Merger date.

●

further analyzed the trade names acquired as part of the Merger, which were originally given 10 year useful lives, and concluded that the trade names are indefinite-lived. An adjustment to reverse previously recognized amortization for the trade names was recorded during the fourth quarter of 2015. The amount included the reversal of $0.2 million in amortization expense related to the third quarter of 2015.

●

determined that the preliminary estimated useful lives of certain tangible acquired assets were not consistent with the useful lives used by other market participants. The useful lives determined during the measurement period were updated to reflect the Company’s determination and are reflected in the property and equipment by category table below.

●

identified an acquired prepaid asset (recorded in other current assets previously) that was reclassed to a gaming license that represents the Company’s ability and right to operate in its current capacity in the state of Montana. Management has valued the gaming license using estimates for explicit and implicit costs to obtain the gaming license and has determined the license has an indefinite life.

Allocation

The preliminary allocation of the $77.4 million final purchase price to the assets acquired and liabilities assumed as of July 31, 2015 was as follows (in thousands):

Amount
Cash	$25,539
Other current assets	14,830
Property and equipment	84,104
Intangible assets	80,760
Goodwill	96,288
Current liabilities	(13,245)
Warrant liability	(3,435)
Debt	(190,587)
Deferred tax liability	(14,687)
Other long-term liabilities	(2,217)
Total purchase price	$77,350

The amounts preliminarily assigned to property and equipment by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)			Amount Assigned
Land	Not applicable			$12,470
Land improvements	5	-	14	4,030
Building and improvements	19	-	25	21,310
Leasehold improvements	1	-	28	20,793
Furniture, fixtures and equipment	1	-	11	22,866
Construction in process	Not applicable			2,635
Total property and equipment				$84,104

The amounts assigned preliminarily to intangible assets by category are summarized in the table below (in thousands):

	Remaining Useful Life (Years)			Amount Assigned
Trade names	Indefinite			$12,200
Player relationships	8	-	14	7,600
Customer relationships	13	-	16	59,200
Gaming licenses	Indefinite			960
Other intangible assets	2	-	10	800
Total intangible assets				$80,760

Trade names

The trade names acquired encompass the various trade names utilized by the three casinos located in Pahrump, Nevada: Pahrump Nugget Hotel Casino (“Pahrump Nugget”), Gold Town Casino and Lakeside Casino & RV Park. Additionally, the acquired branded taverns utilize various trade names to market and create brand identity for their services and for marketing purposes, including: PT’s Pub, PT’s Gold, Sierra Gold and Sean Patrick’s. The trade names for the Pahrump casinos and taverns have indefinite lives.

Player relationships

Player relationships acquired include relationships with players frequenting the Company’s branded taverns and Nevada casinos. These player relationships comprise Golden Rewards members for the taverns and Gold Mine Rewards members for the Nevada casinos, and such relationships are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the reputations of the taverns and Nevada casinos.

Customer relationships

Customer relationships relate to relationships with the Company’s third party distributed gaming customers that have been developed over many years and are expected to lead to recurring revenue streams, as well as new revenue opportunities arising from the Company’s reputation. The economic life of the customer relationships is preliminarily estimated to be 13 to 16 years, depending on the customer, and is based on the estimated present value of cash flows attributable to the asset.

Gaming licenses

The Nevada casinos maintain gaming licenses that allow them to operate in their current capacity. The Nevada gaming licenses have an indefinite life.

Other intangible assets

Other intangible assets acquired include internally developed software and non-compete agreements. The software is utilized for accounting and marketing purposes and is integrated into the Company’s gaming devices in its distributed gaming operations. The economic life of this software is estimated to be 10 years based on the expected future utilization of the software in its current form. In conjunction with the Merger Agreement, key employees executed non-competition agreements. The economic life of these non-compete agreements is estimated to be two years based on the contractual term of the agreements.

Preliminary estimates of future amortization expense related to the finite-lived intangible assets acquired are as follows:

	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Estimated amortization expense	$5,055	$4,992	$4,904	$4,904	$4,904	$40,736

See Note 16, Financial Instruments and Fair Value Measurements, for further discussion regarding the valuation of the acquired tangible and intangible assets.

Credit Agreement

In connection with the Merger, the Company entered into a Credit Agreement with Capital One, National Association (as administrative agent) and the lenders named therein (the “Credit Agreement”) for a $120.0 million senior secured term loan and a $40.0 million revolving credit facility to refinance the outstanding senior secured indebtedness of Sartini Gaming and the Company’s financing facility with Centennial Bank. See Note 10, Debt, for a discussion of the Credit Agreement and associated refinancing.

Selected Financial Information Related to the Acquiree

The consolidated financial position of Sartini Gaming is included in the Company’s consolidated balance sheet as of December 31, 2015 and Sartini Gaming’s consolidated results of operations for the period from August 1, 2015 through December 31, 2015 are included in the Company’s consolidated statements of operations and cash flows for the year ended December 31, 2015. From August 1, 2015 through December 31, 2015, the Company recorded $117.6 million in net revenues and $10.4 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $221.6 million and $76.7 million, respectively, as of December 31, 2015, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remained open as of December 31, 2015.

Unaudited Pro Forma Combined Financial Information

The following unaudited pro forma combined financial information for the years ended December 31, 2015 and December 28, 2014 are presented as if the Merger had occurred at the beginning of each period presented:

	Twelve Months Ended
	December 31,	December 28,
	2015	2014
	(In thousands, except per share data)
Pro forma combined net revenues	$345,437	$335,631
Pro forma combined net income (loss)	27,645	(38,426)

Pro forma combined net income (loss) per share:
Basic	$1.27	$(1.76)
Diluted	$1.25	$(1.76)

Weighted average common shares outstanding:
Basic	21,848	21,833
Diluted	22,073	21,833

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

●	reflects the impact of issuance of 8,453,565 shares on July 31, 2015 in connection with the Merger based on the final pre-Merger values;

●	reflects $11.5 million and $0.5 million of transaction-related costs associated with the Merger for the years ended December 31, 2015 and December 28, 2014, respectively;

●

reflects the elimination of the warrants issued by a subsidiary of Sartini Gaming, which were purchased for $3.4 million in cash and for 457,172 shares of the Company’s common stock (equivalent to $4.2 million based on the Merger per share price); and

●

reflects the elimination of approximately $10.0 million of income tax benefit during the year ended December 31, 2015, related to the assumption of a net deferred tax liability generated from the intangible assets acquired in the Merger.

4.  Indian Casino Projects

Discharge of Shingle Springs Tribe Debt

Prior to August 2013, the Company managed the Red Hawk Casino in California for the Shingle Springs Band of Miwok Indians (the “Shingle Springs Tribe”). On July 17, 2013, the Company entered into a debt termination agreement (the “Debt Termination Agreement”) with the Shingle Springs Tribe relating to amounts the Company had previously advanced to the Shingle Springs Tribe for the development of the Red Hawk Casino (the “Shingle Springs Notes”). Pursuant to the Debt Termination Agreement, the Shingle Springs Tribe paid us $57.1 million in August 2013 as full and final payment of the Shingle Springs Notes. As of the payment date, $69.7 million was outstanding under the Shingle Springs Notes, including accrued and unpaid interest. The Shingle Springs Notes had previously been impaired and the Company had determined the fair value of the Shingle Springs Notes to be $39.7 million. As a result of the satisfaction and discharge of the Shingle Springs Notes, during the third quarter of 2013, the Company recognized approximately $17.4 million in recovery of impairment on notes receivable.

Sale of Jamul Tribe Promissory Note

On December 9, 2015, the Company sold its $60.0 million subordinated promissory note (the “Jamul Note”) from the Jamul Indian Village (the “Jamul Tribe”) to a subsidiary of Penn National Gaming, Inc. (“Penn National”) for $24.0 million in cash. The Company determined the fair value of the Jamul Note to be zero as of December 28, 2014. Under the terms of the Merger Agreement and subject to applicable law, the proceeds received from the sale of the Jamul Note, net of related costs, will be distributed in a cash dividend to the Company’s shareholders that hold shares as of the record date for such dividend (other than shareholders that have waived their right to receive such dividend). Under the terms of the Merger Agreement, Sartini Gaming’s former sole shareholder, for itself and any related party transferees of its shares (which total approximately 8.0 million shares in the aggregate), waived their right to receive such dividend with respect to their shares, except for a potential tax distribution, if any, unless their shares are sold to an unaffiliated third party prior to the record date for any such dividend. Also in connection with the Merger, holders of an additional approximately 0.5 million shares waived their right to receive such dividend, unless such shares are sold to an unaffiliated third party prior to the record date for any such dividend. The record date for such dividend will follow the Board of Directors’ declaration of any such dividend and will be announced at such time. As a result of the sale of the Jamul Note, the Company recognized a gain on recovery of impaired notes receivable of approximately $23.6 million during the fourth quarter of 2015.

5.  Short-Term Investments

The Company held no short-term investments as of December 31, 2015. As of December 28, 2014, short-term investments consisted of commercial paper, corporate bonds and certificates of deposit which were classified as available-for-sale securities and carried at current fair market value, with the resulting unrealized losses excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Unrealized losses were less than $0.1 million as of December 28, 2014. If the carrying value of an investment is in excess of its fair market value, an impairment charge to adjust the carrying value to the fair market value is recorded if the impairment is considered other-than-temporary. There were no other-than-temporary impairments related to declines in fair market value of short-term investments during the year ended December 28, 2014. All short-term investments held as of December 28, 2014 had original maturity dates of twelve months or less and were classified as current assets. Short-term investments as of December 28, 2014 consisted of the following:

	Amortized	Fair	Unrealized
	Cost	Value	Gain/(Loss)
	(In thousands)
Commercial paper	$23,982	$23,984	$2
Corporate bonds	21,717	21,693	(24)
Certificates of deposit	961	961	–
Balances as of December 28, 2014	$46,660	$46,638	$(22)

6. Property and Equipment, net

The following table summarizes the components of property and equipment, at cost:

	December 31,	December 28,
	2015	2014
	(In thousands)
Land	$12,470	$–
Building and site improvements	67,984	27,905
Furniture and equipment	45,840	13,445
Construction in process	1,833	83
Property and equipment	128,127	41,433
Less: Accumulated depreciation	(13,818)	(8,694)
Property and equipment, net	$114,309	$32,739

On May 20, 2015, the Company sold its former corporate headquarters office building located in Minnetonka, Minnesota at a price of approximately $4.7 million, less approximate fees and closing costs of $0.3 million. The building was carried at $4.8 million, net of accumulated depreciation, on the Company’s consolidated balance sheet as of the date of entry into the sale agreement in March 2015. As a result, the Company recognized an impairment charge of $0.4 million during the first quarter of 2015. As of December 31, 2015, the furniture and equipment balance contained approximately $4.8 million of gaming device equipment that the Company had not yet placed into service and therefore had not begun depreciating.

7. Goodwill and Intangible Assets, Net

Goodwill and intangible assets, net, consist of the following:

	December 31,	December 28,
	2015	2014
	(In thousands)
Goodwill	$96,288	$–

Indefinite-lived intangible assets:
Gaming licenses	$960	$–
Trade names	12,200	–
Other	50	–
	$13,210	$–

Finite-lived intangible assets:
Customer relationships	$59,200	$–
Less: Accumulated amortization	(1,744)	–
	57,456	–
Player relationships	7,600	–
Less: Accumulated amortization	(279)	–
	7,321	–
Gaming license	2,100	2,100
Less: Accumulated amortization	(367)	(225)
	1,733	1,875
Other intangible assets	1,248	627
Less: Accumulated amortization	(144)	(223)
	1,104	404

Total finite-lived intangible assets, net	67,614	2,279
Total intangible assets, net	$80,824	$2,279

See Note 3, Merger with Sartini Gaming, Inc., for a description of the intangible assets resulting from the acquisition of Sartini Gaming during the third quarter of 2015.

In April 2012, the Maryland Video Lottery Facility Location Commission awarded a video lottery operation license to the Company for Rocky Gap. Amortization of the Rocky Gap gaming license began on May 22, 2013, the date the gaming facility opened for public play. The Rocky Gap gaming license is being amortized over its 15 year term.

Total amortization expense related to intangible assets was $2.3 million, $0.1 million and $0.1 million for 2015, 2014, and 2013, respectively. The estimated future amortization expense related to the intangible assets is as follows:

	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Estimated amortization expense	$5,213	$5,150	$5,063	$5,063	$5,063	$42,062

8.  Cost Method Investments

Investment in Rock Ohio Ventures, LLC

As of December 28, 2014, the Company had a 10% ownership interest in Rock Ohio Ventures, LLC (“Rock Ohio Ventures”), a privately held company that owned interests in various casino and racetrack properties. The Company’s $21.0 million investment in Rock Ohio Ventures was accounted for using the cost method since the Company owned less than 20% of the entity and did not have the ability to significantly influence the operating and financial decisions of the entity. During the third quarter of 2014, this investment was determined to have experienced an other-than-temporary impairment and was reduced to its estimated fair value of zero. As a result, the Company recognized an impairment loss of $21.0 million, which is included in impairments and other losses in the accompanying consolidated statement of operations for the year ended December 28, 2014. As of December 28, 2014, this cost method investment was carried at zero in investment in unconsolidated investee in the accompanying consolidated balance sheets.

In January 2015, the Company sold all of its interest in Rock Ohio Ventures to DG Ohio Ventures, LLC, for approximately $0.8 million. Since this investment has been written down to zero, the Company accounted for the receipt of this payment as a gain on sale of cost method investment in the consolidated statement of operations in the first quarter of 2015.

The Company's cost method investment was evaluated, on at least a quarterly basis, for potential other-than-temporary impairment, or when an event or change in circumstances occurred that may have had a significant adverse effect on the fair value of the investment. The Company monitored this investment for impairment by considering all information available to the Company including the economic environment of the markets served by the properties Rock Ohio Ventures owns; market conditions including existing and potential future competition; recent or expected changes in the regulatory environment; operational performance and financial results; known changes in the objectives of Rock Ohio Ventures management; known or expected changes in ownership of Rock Ohio Ventures; and any other known significant factors relating to the business underlying the investment.

As part of the review of operational performance and financial results for considering if there were indications of impairment, the Company utilized financial statements of Rock Ohio Ventures and its owned gaming properties to assess the investee’s ability to operate from a financial standpoint. The Company also analyzed Rock Ohio Ventures’ cash flows and working capital to determine if the Company’s investment in this entity had experienced an other-than-temporary impairment. As part of this process, the Company analyzed actual historical results compared to forecast and had periodic discussions with management of Rock Ohio Ventures to obtain additional information related to the Company’s investment in Rock Ohio Ventures to determine whether any events occurred that would necessitate further analysis of the Company’s recorded investment in Rock Ohio Ventures for impairment. Based on these procedures, the Company determined that the Company’s investment in Rock Ohio Ventures experienced an other-than-temporary impairment during the third quarter of 2014. Based on information provided by Rock Ohio Ventures, the Company determined that there was significant uncertainty surrounding the recovery of the Company’s investment in Rock Ohio Ventures. The Ohio gaming properties had not performed as expected which led to forecasted potential working capital requirement issues that did not exist prior to the third quarter of 2014, based on information previously available to the Company. As a result, the Company determined that an other-than-temporary impairment had occurred and reduced the carrying value of the investment in Rock Ohio Ventures to its estimated fair value of zero during the third quarter of 2014.

This fair value of zero was measured using unobservable (Level 3) inputs using both a discounted cash flow method, which is an application of the income approach, and a comparable public company method, which is an application of the market approach. An option-based method was also employed in the allocation of value among debt and equity investors. Management judgment was required in developing the assumptions used in the calculation of the fair value of the investment. Significant inputs included financial forecasts for Rock Ohio Caesars, LLC (the entity through which Rock Ohio Ventures invested in certain gaming businesses), discount rates, market multiples for similar businesses, expected volatility, the expected timing of a liquidity/refinancing event and a discount for lack of marketability.

Investment in Dania Entertainment Holdings, LLC

In May 2013, Dania Entertainment Center, LLC (“DEC”) purchased the Dania Jai Alai property located in Dania Beach, Florida, from Boyd Gaming Corporation, for $65.5 million.

As part of a previous plan to purchase the property, during 2011 the Company loaned $4.0 million to DEC which was written down to zero during the third quarter of 2011 when the acquisition did not close. During 2013, the loan was exchanged for a 20% ownership interest in Dania Entertainment Holdings, LLC (“Dania Entertainment”).

On April 21, 2014, the Company entered into a redemption agreement with Dania Entertainment that resulted in Dania Entertainment redeeming the Company’s 20% ownership in Dania Entertainment in exchange for Dania Entertainment granting to the Company 5% ownership in DEC. Concurrently, the Company entered into an agreement with ONDISS Corp. (“ONDISS”) to sell its ownership in DEC for approximately $2.6 million. The Company received $1.0 million in April 2014 in exchange for 40% of its ownership interest. In October 2014, ONDISS paid the entire remaining amount due to the Company at a discounted amount of approximately $1.4 million and upon receipt of such payment, the Company transferred its remaining ownership in DEC to ONDISS. As a result, the Company recognized a gain of $2.4 million, which was included in gain on sale of cost method investment in the accompanying consolidated statement of operations for the year ended December 28, 2014.

The Company accounted for its investment in Dania Entertainment as a cost method investment. At the time the loan was exchanged for an equity investment in Dania Entertainment, the Company determined its value remained at zero due to the negative cash flows of the existing operations of the Dania Jai Alai property as well as uncertainty surrounding completion of the project.

9. Land Held for Sale / Development

The Company owns parcels of undeveloped land related to its previous involvement in a potential casino project with the Jamul Tribe near San Diego, California. During the third quarter of 2012, the Company entered into a ten-year option agreement with Penn National that granted Penn National the right, but not the obligation, to purchase the land for $7.0 million, increasing 1% each year. This option agreement was amended in May 2014 to reduce the purchase price for the land to $5.5 million but require Penn National to purchase the land within ten days after the Jamul Tribe opens a casino on its reservation. Annual option payments of less than $0.1 million are required to be made by Penn National to the Company. During the third quarter of 2015, the Company determined that it would likely sell the land to Penn National under the option agreement within the next twelve months. As a result, this land was classified as held for sale as of September 30, 2015. As of December 31, 2015 and December 28, 2014, this land was carried at approximately $1.0 million on the accompanying consolidated balance sheets.

The Company also owned undeveloped land in Oklahoma related to its previous involvement in a potential casino project with the Iowa Tribe of Oklahoma. During 2014, the Company sold this land for approximately $0.3 million and recognized a gain of approximately $0.1 million.

The Company performs an impairment analysis on the land it owns at least quarterly and determined that no impairment had occurred as of December 31, 2015 and December 28, 2014.

10.  Debt

Credit Agreement

On July 31, 2015, the Company entered into a Credit Agreement with the lenders named therein and Capital One, National Association (as administrative agent). The facilities under the Credit Agreement consist of a $120.0 million senior secured term loan (“Term Loan”) and a $40.0 million senior secured revolving credit facility (“Revolving Credit Facility” and, together with the Term Loan facility, the “Facilities”). The Facilities mature on July 31, 2020. Additionally, under the Credit Agreement the Company may elect to increase the Revolving Credit Facility, increase the amount of the Term Loan or enter into one or more new tranches of term loans in an aggregate amount not to exceed $50.0 million (provided that the Revolving Credit Facility may not be increased by more than $12.5 million).

Borrowings under the Credit Agreement bear interest, at the Company’s option, at either (1) the highest of the federal funds rate plus 0.50%, the Eurodollar rate for a one-month interest period plus 1.00%, or the administrative agent’s prime rate as announced from time to time, or (2) the Eurodollar rate for the applicable interest period, plus, in each case, an applicable margin based on the Company’s leverage ratio. As of December 31, 2015, the weighted average effective interest rate on the Company’s outstanding borrowings under the Credit Agreement was approximately 3.17%.

The Term Loan must be repaid in four quarterly payments of $1.5 million each, which commenced on December 31, 2015, followed by eight quarterly payments of $2.25 million each, followed by four quarterly payments of $3.0 million each, followed by three quarterly payments of $4.5 million each, followed by a final installment of $70.5 million at maturity. The commitment fee for the Revolving Credit Facility is payable quarterly at a rate of between 0.25% and 0.30%, depending on the Company’s leverage ratio. As of December 31, 2015, the Company had $118.5 million in principal amount of outstanding Term Loan borrowings and $25.0 million in principal amount of outstanding borrowings under the Revolving Credit Facility, leaving borrowing availability under the Revolving Credit Facility of $15.0 million as of December 31, 2015. In January 2016, the Company borrowed a further $15.0 million under the Revolving Credit Facility, leaving no additional availability; see Note 21, Subsequent Events, for additional information.

The Credit Agreement is guaranteed by all of the Company’s present and future direct and indirect wholly owned subsidiaries (other than certain insignificant or unrestricted subsidiaries), and is secured by substantially all of the Company’s and the subsidiary guarantors’ present and future personal and real property (subject to receipt of certain approvals). Net proceeds from the initial borrowings under the Facilities and existing cash were used to repay and discharge all of the outstanding senior secured indebtedness of Sartini Gaming and its subsidiaries in connection with the Merger, as well as the outstanding indebtedness under the financing facility with Centennial Bank for Rocky Gap (the “Rocky Gap Financing Facility”).

Under the Credit Agreement, the Company and its subsidiaries are subject to certain limitations, including limitations on their ability to: incur additional debt, grant liens, sell assets, make certain investments, pay dividends and make certain other restricted payments. In addition, the Company will be required to pay down the Facilities under certain circumstances if the Company or any of its subsidiaries sells assets or property, issues debt or receives certain extraordinary receipts. The Credit Agreement contains financial covenants regarding a maximum leverage ratio and a minimum fixed charge coverage ratio. The Credit Agreement also prohibits the occurrence of a change of control, which includes the acquisition of beneficial ownership of 30% or more of the Company’s equity securities (other than by certain permitted holders, which include, among others, Blake L. Sartini, Lyle A. Berman and certain affiliated entities) and a change in a majority of the members of the Company’s Board of Directors that is not approved by the Board. If the Company defaults under the Credit Agreement due to a covenant breach or otherwise, the lenders may be entitled to, among other things, require the immediate repayment of all outstanding amounts and sell the Company’s assets to satisfy the obligations thereunder. The Company was in compliance with its financial covenants under the Credit Agreement as of December 31, 2015.

Rocky Gap Financing Facility

In December 2012, the Company closed on the $17.5 million Rocky Gap Financing Facility to finance a portion of Rocky Gap project costs. In connection with the entry into the Credit Agreement on July 31, 2015 and the borrowings thereunder, as more fully described above, on July 31, 2015 the Company repaid all principal amounts outstanding under the Rocky Gap Financing Facility, which amounted to approximately $10.7 million, together with accrued interest. In connection with such repayment, the Company terminated the Rocky Gap Financing Facility. As a result of the payoff of the Rocky Gap Financing Facility, the Company recognized a loss on extinguishment of debt of $1.2 million, related to the unamortized discount under the facility, during the year ended December 31, 2015. As of December 28, 2014, the Company had $11.7 million in principal amount of outstanding borrowings under the Rocky Gap Financing Facility.

Summary of Outstanding Debt

Long-term debt, net of current portion and discount, is comprised of the following:

	December 31,	December 28,
	2015	2014
	(In thousands)
Term Loan	$118,500	$–
Revolving Credit Facility	25,000	–
Rocky Gap Financing Facility	–	11,691
Notes payable	5,135	50
Total long-term debt	148,635	11,741
Less: Current portion	(9,180)	(1,368)
Less: Unamortized debt discount	—	(1,432)
Long-term debt, net of current portion and discount	$139,455	$8,941

Future Principal Payments on Long-Term Debt

The aggregate principal payments due on long-term debt as of December 31, 2015 are as follows:

(In thousands)
2016	$9,180
2017	11,342
2018	9,841
2019	13,605
2020	104,611
Thereafter	56
$148,635

11. Promotional Allowances

The retail value of food and beverages, rooms and other services furnished to customers without charge, including coupons for discounts when redeemed, is included in gross revenues and then deducted as promotional allowances. The estimated retail value of the promotional allowances is as follows:

	Year Ended
	December 31,	December 28,	December 29,
	2015	2014	2013
	(In thousands)
Food and beverage	$6,633	$498	$131
Rooms	2,035	2,529	1,005
Other	214	157	—
Total promotional allowances	$8,882	$3,184	$1,136

The estimated cost of providing these promotional allowances, which are included in gaming expenses, is as follows:

	Year Ended
	December 31,	December 28,	December 29,
	2015	2014	2013
	(In thousands)
Food and beverage	$2,263	$234	$131
Rooms	608	655	242
Other	205	122	—
Total cost of promotional allowances	$3,076	$1,011	$373

12.  Share-Based Compensation

Overview

On August 27, 2015, the Board of Directors of the Company approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), subject to shareholder approval at the Company’s 2016 annual meeting of shareholders. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between the Company and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. If the 2015 Plan is not approved by the Company’s shareholders at the 2016 annual meeting of shareholders, any awards under the 2015 Plan will be automatically cancelled and become null and void.

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

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended. There were 1,695,000 stock options outstanding under the 2015 Plan as of December 31, 2015, none of which have vested. As of December 31, 2015, a total of 555,000 shares of the Company’s common stock remained available for grants of awards under the 2015 Plan.

In June 2007, the Company’s shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which is authorized to grant a total of 1.25 million shares of the Company’s common stock. Vested options are exercisable for ten years from the date of grant; however, if the employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. There were 712,029 stock options outstanding under the 2007 Plan as of December 31, 2015, all of which are fully vested. As of December 31, 2015, a total of 282,635 shares of the Company’s common stock remained available for grants of awards under the 2007 Plan.

The Company also has a 1998 Stock Option and Compensation Plan (the “1998 Plan”). There were 12,500 stock options outstanding under this plan as of December 31, 2015. No additional options will be granted under the 1998 Plan.

Share-based compensation expense related to stock options was $0.8 million, $0.3 million and $0.5 million for fiscal years 2015, 2014 and 2013, respectively.

For fiscal years 2015, 2014 and 2013, no income tax benefit was recognized in the Company’s consolidated statements of operations for share-based compensation arrangements. Management assessed the likelihood that the deferred tax assets relating to future tax deductions from share-based compensation will be recovered from future taxable income and determined that a valuation allowance is necessary to the extent that management currently believes it is more likely than not that tax benefits will not be realized. Management’s determination is based primarily on historical losses and earnings volatility.

Stock Options

The following table summarizes stock option activity for fiscal years 2015, 2014 and 2013:

	Number of Common Shares			Weighted-
	Options		Available	Average
	Outstanding	Exercisable	for Grant	Exercise Price
2015
Balance at December 28, 2014	755,617	616,792	276,635	$6.09
Authorized	—		2,250,000	—
Forfeited/cancelled/expired	(6,000)		6,000	9.19
Exercised	(25,088)		—	9.62
Granted	1,695,000		(1,695,000)	9.07
Balance at December 31, 2015	2,419,529	724,529	837,635	$8.16

2014
Balance at December 29, 2013	798,171	585,769	263,424	$5.97
Forfeited/cancelled/expired	(25,211)		24,211	5.19
Exercised	(28,343)		—	4.73
Granted	11,000		(11,000)	9.18
Balance at December 28, 2014	755,617	616,792	276,635	$6.09

2013
Balance at December 30, 2012	764,034	649,412	437,797	$5.84
Forfeited/cancelled/expired	(53,377)		53,377	6.25
Exercised	(140,236)		—	5.52
Granted	227,750		(227,750)	6.18
Balance at December 29, 2013	798,171	585,769	263,424	$5.97

The Company’s determination of fair value of share-based option awards on the date of grant using an option-pricing model is affected by the following assumptions regarding complex and subjective variables. Any changes in these assumptions may materially affect the estimated fair value of the share-based award.

•	Expected dividend yield — As the Company has not historically paid dividends, the dividend rate variable in the Black-Scholes model is zero.

•

Risk-free interest rate — The risk free interest rate assumption is based on the U.S. Treasury yield curve in effect at the time of grant and with maturities consistent with the expected term of options.

•

Expected term — The expected term of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding. It is based upon an analysis of the historical behavior of option holders during the period from September 1995 to December 31, 2015. Management believes historical data is reasonably representative of future exercise behavior.

•

Expected volatility — The volatility assumption is based on the historical weekly price data of the Company’s stock over a two-year period. Management evaluated whether there were factors during that period which were unusual and which would distort the volatility figure if used to estimate future volatility and concluded that there were no such factors.

•

Forfeiture rate — As share-based compensation expense recognized is based on awards ultimately expected to vest, expense for grants is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company’s management has reviewed the historical forfeitures which have been minimal, and as such presently amortizes the grants to the end of the vesting period and will adjust for forfeitures at the end of the term.

The following assumptions were used to estimate the fair value of stock options granted during fiscal years 2015, 2014 and 2013:

	2015			2014			2013

Expected dividend yield		—			—			—
Risk-free interest rate	2.18	–	2.36%	2.39	–	2.88%	1.96	–	2.70%
Expected term (in years)		10			10			10
Expected volatility	27.24	–	27.60%	32.87	–	39.35%	39.32	–	43.78%

As of December 31, 2015, the options outstanding had a weighted-average remaining contractual life of 7.5 years, weighted-average exercise price of $8.16 and an aggregate intrinsic value of $5.0 million. The options exercisable have a weighted-average exercise price of $6.04, a weighted-average remaining contractual life of 2.3 years and an aggregate intrinsic value of $3.1 million as of December 31, 2015. The total intrinsic value of stock options exercised during fiscal years 2015, 2014 and 2013 was $0.1 million, $0.1 million and $0.4 million, respectively. The weighted-average grant-date fair value of stock options granted during fiscal years 2015, 2014 and 2013 was $3.72, $4.65 and $3.45 per share, respectively.

As of December 31, 2015, the Company’s unrecognized share-based compensation related to stock options was approximately $5.8 million, which is expected to be recognized over a weighted-average period of 3.6 years.

The Company issues new shares of common stock upon exercise of options.

Restricted Stock Units

There was no restricted stock unit activity during the years ended December 31, 2015, December 28, 2014 or December 29, 2013.

13.  Net Income (Loss) per Share of Common Stock

For all periods, basic net income (loss) per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding. Diluted net income per share in profitable periods reflects the effect of all potentially dilutive common shares outstanding by dividing net income by the weighted-average of all common and potentially dilutive shares outstanding. Weighted-average shares related to potentially dilutive stock options of 586,589, 755,617 and 20,346 for fiscal years 2015, 2014 and 2013, respectively, were not used to compute diluted net income (loss) per share because the effects would have been anti-dilutive.

14.  Income Taxes

A summary of the income tax benefit is as follows:

	Year Ended
	December 31,	December 28,	December 29,
	2015	2014	2013
	(In thousands)
Current:
Federal	$247	$—	$—
State	—	—	—
	247	—	—
Deferred:
Federal	$(8,939)	$—	$—
State	(1,277)	—	—
	(10,216)	—	—
Income tax benefit	$(9,969)	$—	$—

Reconciliation of the statutory federal income tax rate to the Company’s actual rate based on income (loss) before income tax benefit is summarized as follows:

	Year Ended
	December 31,	December 28,	December 29,
	2015	2014	2013

Statutory federal tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal income taxes	6.9	—	—
Change in valuation allowance	(131.1)	(34.9)	(35.3)
Permanent tax differences – Merger expenses	11.4	(0.1)	0.3
Permanent tax differences – Investment in unconsolidated investee	9.8	—	—
Permanent tax differences – Other	1.4	—	—
Other, net	(1.8)	—	—
	(68.4)%	—%	—%

The Company’s current and non-current deferred tax assets and (liabilities) are as follows:

	December 31,	December 28,
	2015	2014
	(In thousands)
Current:
Accruals and reserves	$1,326	$674
Transaction costs	81	193
Prepaid services	(897)	—
Net operating loss carryforwards	9,917	—
Valuation allowances	(10,427)	(867)
	$—	$—
Non-current:
Development costs	$2,885	$3,173
Share-based compensation expense	1,550	1,269
Amortization of intangible assets	(19,834)	48
Alternative minimum tax credit carryforward	1,420	919
Net operating loss carryforwards	21,696	40,684
Investment in unconsolidated investee	—	(1,530)
Other	2,978	(730)
Valuation allowances	(15,166)	(43,833)
	$(4,471)	$—

Deferred tax assets are evaluated by considering historical levels of income, estimates of future taxable income and the impact of tax planning strategies.  Management has evaluated all available evidence and has determined that negative evidence continues to outweigh positive evidence for the realization of deferred tax assets and as a result continues to provide a full valuation allowance against its deferred tax assets as of December 31, 2015.

As of December 31, 2015, the Company had approximately $74.8 million of federal net operating loss carryforwards, which will begin to expire in 2032, and approximately $99.3 million of state net operating loss carryforwards, which will expire at various times depending on specific state laws.

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

During the second quarter of 2015, the Company was notified by the state of California that its audit of the Company for the 2010 tax year had been completed and resulted in no adjustments.

15.  Employee Retirement Plan

The Company has a qualified defined contribution employee savings plan for all employees. The savings plan allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. The Company currently matches employee contributions up to a maximum of 4% of participating employees’ gross wages. Company contributions are vested immediately for this plan.

The Company also inherited a qualified defined contribution employee savings plan through the Merger for all employees previously employed by Sartini Gaming. The savings plan for those former Sartini Gaming employees allows eligible participants to defer, on a pre-tax basis, a portion of their salary and accumulate tax-deferred earnings as a retirement fund. Beginning on August 1, 2015, the Company matched employee contributions for this plan up to a maximum of 1% of participating employees’ gross wages. Company contributions are vested over a five year schedule.

Including the contributions for both plans, the Company contributed approximately $0.2 million, $0.2 million and $0.1 million during fiscal years 2015, 2014 and 2013, respectively.

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

For the Company’s cash and cash equivalents, accounts payable and current portion of debt, the carrying amounts approximate fair value because of the short duration of these financial instruments. As of December 31, 2015 and December 28, 2014, the fair value of the Company’s long-term debt approximates the carrying value based upon the Company’s expected borrowing rate for debt with similar remaining maturities and comparable risk.

Balances Measured at Fair Value on a Recurring Basis

The following table shows certain of the Company’s financial instruments measured at fair value on a recurring basis using Level 2 inputs, as they are priced principally by independent pricing services using observable inputs:

	December 31,	December 28,
	2015	2014
	(In thousands)
Short-Term Investments
Commercial paper	$–	$23,984
Corporate bonds	–	21,693
Certificates of deposit	–	961

Balances Disclosed at Fair Value

The fair value of the Company’s cost method investment in Rock Ohio Ventures was estimated to be approximately $0.8 million as of December 28, 2014 based on the negotiated selling price of this investment. In January 2015, the Company sold its investment in Rock Ohio Ventures for approximately $0.8 million. The Company’s cost method investment in Dania Entertainment was redeemed and sold during the year ended December 28, 2014. See Note 8, Cost Method Investments, for a discussion of the Company’s former cost method investments.

Balances Measured at Fair Value on a Non-recurring Basis

Land, land improvements and building and improvements acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $37.8 million. This fair value estimate was calculated considering each of the three generally accepted valuation methodologies including the cost, the sales comparison and the income capitalization approaches. Significant inputs included consideration of highest and best use, replacement cost, recent transactions of comparable properties and the properties’ ability to generate future benefits (see Note 3, Merger with Sartini Gaming, Inc.).

Leasehold improvements, furniture, fixtures and equipment, and construction in process acquired in connection with the Merger were measured using unobservable (Level 3) inputs at an estimated fair value of $46.3 million. This fair value estimate was calculated with primary reliance on the cost approach with secondary consideration being placed on the market approach. Significant inputs included consideration of highest and best use, replacement cost and market comparables (see Note 3, Merger with Sartini Gaming, Inc.).

The identified intangible assets acquired in connection with the Merger have been valued on a preliminary basis using unobservable (Level 3) inputs at a fair value of $80.8 million (see Note 3, Merger with Sartini Gaming, Inc.). Included in these intangible assets were the following:

Trade names – Trade names were preliminarily valued at $12.2 million determined based on the relief-from-royalty method under the income approach, which requires an estimate of a reasonable royalty rate, identification of relevant projected revenues and expenses, and the selection of an appropriate discount rate. Royalty rates of 1.0% to 2.5% were used in the valuations which gave consideration to third-party license agreements that involve trade names and trademarks that can be considered reasonably comparable, the age and profitability of the casinos, nature of the business and degree of competition, and a return on assets analysis to determine an implied royalty rate.

Player relationships – The $7.6 million preliminary fair value estimate of the player relationships was determined based on the excess earnings method under the income approach. Based on management’s experience with historical attrition rates, an annual attrition range of 10.0% to 20.0% was utilized for tavern player relationships. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated player relationships revenue stream. The after-tax cash flows were discounted to present value utilizing a 12.0% to 13.0% discount rate.

Customer relationships – The $59.2 million preliminary fair value estimate of the customer relationships was determined based on the excess earnings method under the income approach. An annual attrition factor range of 5.0% to 12.5% was utilized depending on the specific customer. After-tax cash flows were calculated by applying cost, expense, income tax and contributory asset charge assumptions to the estimated customer relationships revenue stream. The after-tax cash flows were discounted to present value utilizing an 11.0% discount rate.

Gaming licenses – The $1.0 million preliminary fair value estimate of the gaming licenses was determined based on the cost approach. In performing the cost approach, management used estimates for explicit and implicit costs to obtain the gaming licenses.

Other intangible assets – Other intangible assets includes software and non-compete agreements. The $0.5 million preliminary fair value estimate of the software was determined based on the cost approach, which included estimates for fully burdened salaries and the number of hours needed to complete the software as it relates to the latest version of the software. The preliminary fair value estimate of the non-compete agreements was determined based on the lost profits method under the income approach. A “With” scenario was based on projections, which assumed that the non-compete agreements were in place. In contrast, a “Without” scenario assumed the non-compete agreements did not exist and competition began immediately after consummation of the transaction. The difference in after-tax cash flows between the “With” and “Without” scenarios was calculated and then discounted to present value utilizing a 9.8% discount rate, which was based on the Company’s overall internal rate of return. A probability factor of 10.0% was applied to derive a fair value of $0.3 million for the non-compete agreements.

17.  Commitments and Contingencies

Rocky Gap Lease

In connection with the closing of the acquisition of Rocky Gap, the Company entered into an operating ground lease with the Maryland Department of Natural Resources for approximately 270 acres in the Rocky Gap State Park in which Rocky Gap is situated. The lease expires in 2052, with an option to renew for an additional 20 years.

Under the lease, rent payments are due and payable annually in the amount of $275,000 plus 0.9% of any gross operator share of gaming revenue (as defined in the lease) in excess of $275,000, and $150,000 plus any surcharge revenue in excess of $150,000. Surcharge revenue consists of amounts billed to and collected from guests and are $3.00 per room per night and $1.00 per round of golf. Rent expense associated with the lease was $0.3 million (net of surcharge revenue of $0.1 million), $0.3 million (net of surcharge revenue of $0.1 million) and $0.4 million (net of surcharge revenue of less than $0.1 million) during fiscal years 2015, 2014 and 2013, respectively.

Gold Town Casino Leases

The Company’s Gold Town Casino is located on four leased parcels of land, comprising approximately nine acres in the aggregate, in Pahrump, Nevada. The leases are with unrelated third parties and have various expiration dates beginning in 2026 (for the parcel on which the Company’s main casino building is located, which we lease from a competitor), and the Company subleases approximately two of the acres to an unrelated third party. Rental income during the year ended December 31, 2015 was less than $0.1 million related to the sublease of the two acres in Pahrump, Nevada.

Other Operating Leases

The Company leases its branded tavern locations, office headquarters building, equipment and vehicles under noncancelable operating leases that are not subject to contingent rents. The original terms of the current branded tavern location leases range from one to 14 years with various renewal options from one to 15 years. The Company has operating leases with related parties for certain of its tavern locations and its office headquarters building. The lease for the Company’s office headquarters building expires in July 2025. A portion of the office headquarters building is sublet to a related party. Rental income during the year ended December 31, 2015 was less than $0.1 million for the sublet portion of the office headquarters building. See Note 18, Related Party Transactions, for more detail.

Operating lease rental expense, which is calculated on a straight-line basis, net of surcharge revenue, associated with all operating leases during 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
Rent expense
Space lease agreements	$16,032	$—	$—
Related party leases	1,108	—	—
Other operating leases	4,619	339	390
	$21,759	$339	$390

As of December 31, 2015, future minimum lease payments, not subject to contingent rents, were as follows:

	2016	2017	2018	2019	2020	Thereafter
	(In thousands)
Minimum lease payments
Space lease agreements	$35,033	$25,392	$18,860	$18,240	$3,372	$157
Related party leases	2,902	2,691	2,140	2,157	2,192	11,111
Other operating leases	9,667	8,151	7,149	6,412	6,259	53,161
	$47,602	$36,234	$28,149	$26,809	$11,823	$64,429

Participation and Revenue Share Agreements

During the year ended December 31, 2015, the total contingent payments made by the Company (recorded in gaming expenses) under revenue share and participation agreements was $41.7 million, including $0.7 million paid to related parties, as described in Note 18, Related Party Transactions. No such amounts were recorded during the years ended December 28, 2014 or December 29, 2013.

Employment Agreements

On October 1, 2015, the Company entered into at-will employment agreements with each of the Company’s executive officers. Under each employment agreement, in addition to the executive’s annual base salary, the executive is entitled to participate in the Company’s incentive compensation programs applicable to executive officers of the Company. The executives are also eligible to participate in all health benefits, insurance programs, pension and retirement plans and other employee benefit and compensation arrangements. Each executive is also provided with other benefits as set forth in his employment agreement. In the event of a termination without “cause” or a “constructive termination” of the Company’s executive officers (as defined in their respective employment agreements), the Company could be liable for estimated severance payments of up to $6.2 million for Mr. Sartini, $1.8 million for Stephen A. Arcana, and $1.6 million for Matthew W. Flandermeyer (assuming each officer’s respective annual salary and health benefit costs as of December 31, 2015 are the amounts in effect at the time of termination and excluding potential expense related to acceleration of stock options).

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

Shareholder Class Action Lawsuits

On February 6, 2015, the Company, certain current and former members of the Company’s Board of Directors, LG Acquisition Corporation, Sartini Gaming and the Sartini Trust were named as defendants in three complaints filed in the District Court of the State of Minnesota, Fourth Judicial District in Hennepin County. These are purported shareholder class action lawsuits brought by certain of the Company’s shareholders on behalf of themselves and others similarly situated, alleging that in entering into the Merger, the defendants had breached their fiduciary duties of good faith, loyalty and due care, and/or have aided and abetted such breaches. The plaintiffs seek, among other things, attorney’s fees. On April 20, 2015, the plaintiffs filed an Amended Consolidated Class Action Complaint consolidating all pending claims arising out of the Merger. In response to the lawsuits, the Board of Directors appointed a special litigation committee (the “SLC”) pursuant to Minnesota law to investigate the plaintiffs’ allegations. On June 8, 2015, the judge in the matter denied the plaintiffs’ request for expedited proceedings and stayed the lawsuit until the conclusion of the SLC investigation and the issuance of its determinations. The SLC issued its report on October 13, 2015, in which it determined, among other matters, that the members of the Company’s Board of Directors properly discharged their fiduciary duties under Minnesota law and that the shareholder claims were without merit. The SLC report was submitted to the District Court with a motion requesting that the Court dismiss the litigation. On October 30, 2015, an order granting defendant’s motion to dismiss the amended consolidated class action complaint was granted by the judge. The complaint was dismissed with prejudice and on the merits, based on the SLC’s report.

Argovitz Demand for Arbitration

On March 13, 2015, Jerry Argovitz filed a Demand for Arbitration with the American Arbitration Association, alleging that the Company and/or its subsidiary Lakes Jamul, Inc. breached the terms of an agreement under which Mr. Argovitz retained certain rights to share in potential revenue from a gaming facility development project the Company (through its subsidiaries) pursued with the Jamul Tribe. Mr. Argovitz alleges that the Company breached such agreement by failing to protect his alleged contractual rights when the Company restructured its contractual relationship with the Jamul Tribe over the course of its involvement in the project and/or by ultimately exercising its contractual right in March 2012 to terminate its involvement in the Jamul casino project, which had not resulted in the successful opening of a gaming facility. Mr. Argovitz is seeking a declaration that, if the Jamul casino opens, then the Company has an obligation to pay him $1.0 million per year for up to seven years of operation of the Jamul casino.

The Company denies Mr. Argovitz’s allegations and is vigorously defending the case. On September 2, 2015, the three-member arbitration panel denied the parties’ cross-motions for summary judgment. On January 5, 2016, the arbitration panel held an evidentiary hearing on the merits. Following the hearing, the parties submitted post-trial briefs. The Company expects a ruling from the panel in March 2016.

Miscellaneous Legal Matters

From time to time, the Company is involved in a variety of lawsuits, claims, investigations and other legal proceedings arising in the ordinary course of business, including proceedings concerning labor and employment matters, personal injury claims, breach of contract claims, commercial disputes, business practices, intellectual property, tax and other matters. Although lawsuits, claims, investigations and other legal proceedings are inherently uncertain and their results cannot be predicted with certainty, the Company believes that the resolution of its other currently pending matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity. Regardless of the outcome, legal proceedings can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect the Company’s business, financial condition, results of operations or liquidity in a particular period.

18.  Related Party Transactions

The Company leases its office headquarters building and one tavern location from a company 33% beneficially owned by Blake L. Sartini and 3% beneficially owned by Stephen A. Arcana, and leases three of its tavern locations from companies owned or controlled by Mr. Sartini or by a trust for the benefit of Mr. Sartini’s immediate family members for which Mr. Sartini serves as trustee. In addition, as of December 31, 2015, the Company leased a further tavern location from a company 65% beneficially owned by Mr. Sartini and 5% beneficially owned by Mr. Arcana, which company divested its interest in such tavern location in January 2016. The lease for the Company’s office headquarters building expires on July 31, 2025, and the leases for the tavern locations have remaining terms ranging from one to 14 years. Rent expense during the year ended December 31, 2015 was $0.5 million for the office headquarters building and $0.6 million in the aggregate for such tavern locations. No amount was owed or due as of December 31, 2015 under the leases of such tavern locations and office headquarters building. Additionally, a portion of the office headquarters building is sublet to a company owned or controlled by Mr. Sartini. Rental income during the year ended December 31, 2015 for the sublet portion of the office headquarters building was less than $0.1 million. No amounts were owed or due as of December 31, 2015 under the lease or sublease of the office headquarters building. Mr. Sartini serves as the Chairman of the Board, President and Chief Executive Officer of the Company and is co-trustee of the Sartini Trust, which is a significant shareholder of the Company. Mr. Arcana serves as the Executive Vice President and Chief Operating Officer of the Company. All of the lease agreements were in place prior to the consummation of the Merger.

Mr. Sartini’s son, Blake Sartini II (“Mr. Sartini II”), joined the Company as Senior Vice President of Distributed Gaming in connection with the Merger. Mr. Sartini II has an employment agreement that was approved by both the Audit Committee and Compensation Committee of the Board of Directors and provides for an annual base salary of $275,000, of which approximately $113,000 was earned for the period from August 1, 2015 to December 31, 2015. Additionally, Mr. Sartini II received commissions or discretionary bonuses of approximately $10,000 in 2015 and, commencing in 2016, will be eligible for a target annual bonus equal to 35% of his base salary. Mr. Sartini II also participates in the Company's equity award and benefit programs.

Three of the distributed gaming locations at which the Company’s gaming devices are located are owned in part by the spouse of Matthew W. Flandermeyer, who serves as Executive Vice President and Chief Financial Officer of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at these three locations were $0.54 million and $0.46 million, respectively, during the year ended December 31, 2015. The gaming expenses recorded by the Company represent amounts retained by the counterparty (with respect to the two locations that are subject to participation agreements) or paid to the counterparty (with respect to the location that is subject to a revenue share agreement) from the operation of the gaming devices. No amounts were owed and less than $0.1 million was due related to these arrangements as of December 31, 2015. All of the agreements were in place prior to the consummation of the Merger.

Additionally, a fourth distributed gaming location at which the Company’s gaming devices are located is owned in part by Terrence Wright, who serves on the Board of Directors of the Company. Net revenues and gaming expenses recorded by the Company from the use of the Company’s gaming devices at this location were $0.31 million and $0.25 million, respectively, during the year ended December 31, 2015. The gaming expenses recorded by the Company represent amounts retained by the counterparty with respect to this location from the operation of the gaming devices pursuant to a participation agreement with the Company. No amounts were owed or due related to this arrangement as of December 31, 2015. The agreement was in place prior to the consummation of the Merger.

19.  Segment Information

During the third quarter of 2015, the Company redefined its reportable segments to reflect the change in its business following the Merger. As a result of the Merger, the Company now conducts its business through two reportable operating segments: Distributed Gaming and Casinos. Prior to the Merger, the Company conducted its business through the following two segments: Rocky Gap and Other. Prior to 2014, the Company also conducted its business through the Indian Casino Projects reportable operating segment, which included the results of operations and assets related to the development, financing, and management of gaming-related properties for Native American tribes. Prior period information has been recast to reflect the new segment structure and present comparative year-over-year results.

The Company’s Distributed Gaming segment involves the installation, maintenance and operation of gaming devices in certain strategic, high-traffic, non-casino locations (such as grocery stores, convenience stores, restaurants, bars, taverns, saloons and liquor stores), and the operation of traditional, branded taverns targeting local patrons, primarily in the greater Las Vegas, Nevada metropolitan area. The Company’s Casinos segment includes results of operations and assets related to Rocky Gap in Flintstone, Maryland and its three casino properties in Pahrump, Nevada. The Corporate and Other segment includes the Company’s cash and cash equivalents, short-term investments, cost method investments and corporate overhead, as well as historical results of operations and assets related to the Company’s former Indian Casino Projects segment. Costs recorded in the Corporate and Other segment have not been allocated to the Company’s reportable operating segments because these costs are not easily allocable and to do so would not be practical. Amounts in the Eliminations column represent the intercompany management fee for Rocky Gap.

	Distributed Gaming	Casinos	Corporate and Other	Eliminations	Consolidated
	(In thousands)
Year ended December 31, 2015
Net revenues	$103,610	$73,245	$1,985	$(1,798)	$177,042
Management fee revenue (expense)	—	(1,798)	1,798	—	—
Recovery of impairment on notes receivable	—	—	23,590	—	23,590
Gain on sale of cost method investment	—	—	750	—	750
Impairments and other losses	—	—	(682)	—	(682)
Depreciation and amortization expense	(5,315)	(4,928)	(555)	—	(10,798)
Income from operations	8,560	7,655	2,148	—	18,363
Interest expense	(69)	(626)	(2,115)	—	(2,810)
Total assets	221,596	112,962	44,226	—	378,784
Capital expenditures (1)	4,595	2,594	757	—	7,946

Year ended December 28, 2014
Net revenues	$—	$55,021	$1,722	$(1,571)	$55,172
Management fee revenue (expense)	—	(1,571)	1,571	—	—
Gain on sale of cost method investment	—	—	2,391	—	2,391
Charges related to arbitration award	—	—	(2,530)	—	(2,530)
Impairments and other losses	—	—	(20,997)	—	(20,997)
Depreciation and amortization expense	—	(3,283)	(230)	—	(3,513)
Income (loss) from operations	—	3,203	(27,154)	—	(23,951)
Interest expense	—	(1,198)	(11)	—	(1,209)
Total assets	—	35,688	86,341	—	122,029
Capital expenditures	—	4,345	171	—	4,516

Year ended December 29, 2013
Net revenues	$—	$30,934	$8,574	$(718)	$38,790
Management fee revenue (expense)	—	(718)	718	—	—
Recovery of impairment on notes receivable	—	—	17,382	—	17,382
Gain on extinguishment of liabilities	—	—	3,752	—	3,752
Impairments and other losses	—	—	(3,356)	—	(3,356)
Depreciation and amortization expense	—	(2,069)	(920)	—	(2,989)
Income (loss) from operations	—	(5,202)	18,611	—	13,409
Interest expense	—	(748)	(496)	—	(1,244)
Gain on modification of debt	—	1,658	—	—	1,658
Total assets	—	34,364	112,897	—	147,261
Capital expenditures (1)	—	20,605	90	—	20,695
Investment in unconsolidated investee	—	—	20,997	—	20,997

(1)	Capital expenditures exclude non-cash purchases of property and equipment of approximately $2.8 million in the Distributed Gaming segment for the year ended December 31, 2015 and approximately $0.5 million in the Casinos segment for the year ended December 29, 2013.

20.  Selected Quarterly Financial Information (Unaudited):

Quarterly results of operations for the years ended December 31, 2015 and December 28, 2014 are summarized as follows:

	First	Second	Third	Fourth
	Quarter (1)	Quarter (2)	Quarter (3)	Quarter (4)
	(In thousands, except per share amounts)
2015
Net revenues	$12,766	$15,329	$62,512	$86,435
Income (loss) from operations	(1,341)	16	(7,752)	27,440
Net income (loss)	(1,725)	(179)	3,018	23,406
Net income (loss) per basic share(5)	$(0.13)	$(0.01)	$0.16	$1.07

(1)

Results included gain on sale of cost method investment of $0.8 million related to the investment in Rock Ohio Ventures and approximately $0.8 million in transaction-related costs associated with the Merger.

(2)	Results included approximately $0.4 million in transaction-related costs associated with the Merger.

(3)

Results included the operating results of Sartini Gaming from and after August 1, 2015, following the consummation of the Merger, a $1.2 million loss on extinguishment of debt, approximately $9.3 million in transaction-related costs associated with the Merger and an income tax benefit of $12.9 million attributable primarily to the income tax benefit recorded from the reversal of an existing valuation allowance on deferred tax assets as a result of the net deferred tax liabilities assumed in connection with the Merger.

(4)

Results included the operating results of Sartini Gaming for the entire fourth quarter, a gain on recovery of impaired notes receivable of $23.6 million related to the disposition of the Jamul Note, approximately $0.9 million in transaction-related costs associated with the Merger and an income tax provision of $2.7 million.

(5)

Because net income (loss) per share amounts are calculated using the weighted average number of common equivalent shares outstanding during each quarter, the sum of the per share amounts for the four quarters does not equal the total net income (loss) per share amounts for the year. The per share amounts in the second half of 2015 were impacted by the issuance of an aggregate of approximately 8.5 million shares of the Company’s common stock in connection with the Merger.

	First	Second	Third	Fourth
	Quarter	Quarter (1)	Quarter (2)	Quarter (3)
	(In thousands, except per share amounts)
2014
Net revenues	$12,310	$14,107	$15,930	$12,825
Income (loss) from operations	(1,647)	326	(22,822)	192
Net income (loss)	(1,768)	57	(23,076)	(58)
Net loss per basic share	$(0.14)	$—	$(1.72)	$—

(1)	Results included gain on sale of cost method investment of $1.0 million related to the Company’s former investment in Dania Entertainment.

(2)

Results included impairment losses of $21.0 million related to the write-down of the Company’s former investment in Rock Ohio Ventures and charges related to arbitration award of $2.5 million related to the matter of Jerry Argovitz v. Lakes Entertainment, Inc. and Lakes Shingle Springs, Inc.

(3)

Results included gain on sale of cost method investment of $1.4 million related to the Company’s former investment in Dania Entertainment and approximately $0.5 million in transaction-related costs associated with the Merger.

21.  Subsequent Events

On January 29, 2016, the Company completed the acquisition of approximately 1,000 gaming devices from a distributed gaming operator in the state of Montana, as well as certain non-gaming assets and the right to operate within certain locations. The Company, through a wholly owned subsidiary, purchased the assets from C. Lohman Games, Inc., Rocky Mountain Gaming, Inc. and Brandy’s Shoreliner Restaurant, Inc., collectively one of the largest distributed gaming operators in Montana, for total consideration of approximately $20.1 million, including the issuance of 50,252 shares of the Company’s common stock. The Company is required to pay $2.0 million of the total purchase price in cash in four quarterly installments beginning in September 2017, subject to certain potential adjustments. The Company funded the cash portion of the purchase price paid at closing using excess cash and $15.0 million in borrowings under the Revolving Credit Facility. See Note 10, Debt, for a discussion of the Credit Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2015.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed. As discussed below, we have excluded Sartini Gaming from our evaluation of the effectiveness of internal control over financial reporting. Accordingly, pursuant to the SEC's general guidance that an assessment of an acquired business’ internal control over financial reporting may be omitted from the scope of an assessment for one year following the acquisition, the scope of our assessment of the effectiveness of our disclosure controls and procedures does not include Sartini Gaming.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

On July 31, 2015, the acquisition of Sartini Gaming through the Merger was completed. Management has begun the evaluation of the internal control structure of Sartini Gaming. However, SEC guidance permits management to omit an assessment of an acquired business’ internal control over financial reporting from management’s assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Accordingly, we have excluded Sartini Gaming from our annual assessment of internal control over financial reporting as of December 31, 2015. We have reported the operating results of Sartini Gaming in our consolidated statements of operations and cash flows for the period from August 1, 2015 through December 31, 2015. During this period, we recorded $117.6 million in net revenues and $10.4 million in net income from the operations of Sartini Gaming’s distributed gaming and casino businesses. Total assets related to Sartini Gaming’s distributed gaming and casino businesses were approximately $221.6 million and $76.7 million, respectively, as of December 31, 2015, which consisted primarily of property and equipment and intangible assets, including goodwill, recorded on a preliminary basis as the measurement period for the business combination remains open as of December 31, 2015.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis. Even though management did not perform the evaluation of Sartini Gaming’s internal control over financial reporting, we became aware of the following material weaknesses:

●

Insufficient Preparation and Review of Account Reconciliations and Related Journal Entries. As of December 31, 2015, account reconciliations were not routinely prepared timely and neither account reconciliations nor related journal entries were subjected to proper review and written approval by a person not involved in their preparation. We believe this material weakness was the result of insufficient staff to perform these functions.

●	General Information Technology Controls. Sartini Gaming’s general information technology (“IT”) controls are insufficient in certain areas of IT operations, networks, systems and applications.

We will include Sartini Gaming in our evaluation of internal control over financial reporting as of December 31, 2016. This assessment will include further understanding and remediation of the material weaknesses described above and management's assessment of Sartini Gaming’s internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015, likewise excluding the internal control over financial reporting of Sartini Gaming, has been audited by Piercy Bowler Taylor & Kern, our independent registered public accounting firm, as stated in their report in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above, we acquired Sartini Gaming on July 31, 2015 and management excluded it from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015. Merger-related integration and other remediation activities may lead us to modify certain internal controls in future periods.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be included in our definitive Proxy Statement to be filed with the SEC in connection with our 2016 annual meeting of shareholders (the “Proxy Statement”) under the headings “Corporate Governance,” “Election of Directors” and “Ownership of Securities,” and is incorporated herein by reference.

The information required by this item relating to our executive officers is included under the caption “Executive Officers” in Part I of this Annual Report on Form 10-K and is incorporated herein by reference into this section.

We have adopted a code of ethics applicable to all of our employees (including our principal executive officer, principal financial officer and principal accounting officer). The code of ethics is designed to deter wrongdoing and to promote honest and ethical conduct and compliance with applicable laws and regulations. The full text of our code of ethics is published on our website at www.goldenent.com.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement under the headings “Director Compensation” and “Executive Compensation,” and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the Proxy Statement under the headings “Ownership of Securities” and “Executive Compensation — Equity Compensation Plan Information,” and is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION

On August 27, 2015, our Board of Directors approved the Golden Entertainment, Inc. 2015 Incentive Award Plan (the “2015 Plan”), subject to shareholder approval at our 2016 annual meeting of shareholders. The 2015 Plan authorizes the issuance of stock options, restricted stock, restricted stock units, dividend equivalents, stock payment awards, stock appreciation rights, performance bonus awards and other incentive awards. The 2015 Plan authorizes the grant of awards to employees, non-employee directors and consultants of the Company and its subsidiaries. Options generally have a ten-year term. Except as provided in any employment agreement between us and the employee, if an employee is terminated (voluntarily or involuntarily), any unvested options as of the date of termination will be forfeited. If the 2015 Plan is not approved by our shareholders at the 2016 annual meeting of shareholders, any awards under the 2015 Plan will be automatically cancelled and become null and void.

The maximum number of shares of our common stock for which grants may be made under the 2015 Plan is 2,250,000 shares, plus an annual increase on each January 1 during the ten-year term of the 2015 Plan equal to the lesser of 1,800,000 shares, 4% of the total shares of our common stock outstanding (on an as-converted basis) and such smaller amount as may be determined by the Board in its sole discretion. The following annual limitations also apply: (i) the maximum aggregate number of shares of common stock that may be subject to awards granted to any one participant during a calendar year is 2,000,000 shares; and (ii) the maximum aggregate amount of cash that may be paid to any one participant during any calendar year with respect to awards initially payable in cash is $10 million.

The 2015 Plan provides that no stock option or stock appreciation right (even if vested) may be exercised prior to the earlier of August 1, 2018 or immediately prior to the consummation of a change in control of the Company that would result in an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended.

At our June 6, 2007 annual shareholders meeting, our shareholders approved the 2007 Lakes Stock Option and Compensation Plan (the “2007 Plan”), which authorized a total of 250,000 shares of our common stock. In August of 2009, our shareholders amended the 2007 Plan to increase the number of shares of the Company’s common stock authorized for awards from 250,000 to 1,250,000.

The 2007 Plan is designed to integrate compensation of our executives and employees, including officers and directors with our long-term interests and those of our shareholders and to assist in the retention of executives and other key personnel. The 2007 Plan has been approved by our shareholders. We have a 1998 Stock Option and Compensation Plan (the “1998 Plan”), that was approved by our shareholders to grant up to an aggregate 2,500,000 shares of incentive and non-qualified stock options to employees. No additional options will be granted under the 1998 Plan.

The following table provides certain information as of December 31, 2015 with respect to our equity compensation plans:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in First Column)
Plan Category
2015 Plan	1,695,000	$9.07	555,000
2007 Plan	712,029	5.92	282,635
1998 Plan	12,500	12.85	—
Total	2,419,529	$8.16	837,635

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the Proxy Statement under the headings “Certain Relationships and Related Transactions” and “Corporate Governance,” and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the Proxy Statement under the heading “Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements:

(a)(2)	Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2015, December 28, 2014 and December 29, 2013	79

(a)(3)	Exhibits:

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

2.1	Agreement and Plan of Merger, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., LG Acquisition Corporation, Sartini Gaming, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	1/26/2015

2.1.1	First Amendment dated June 4, 2015, to the Agreement and Plan of Merger, dated January 25, 2015, among Lakes Entertainment, Inc. Sartini Gaming, Inc., LG Acquisition Corporation and The Blake L. Sartini and Delise F. Sartini Family Trust.	8-K	000-24993	2.1	6/4/2015

3.1	Amended and Restated Articles of Incorporation of Golden Entertainment, Inc.	8-K	000-24993	3.1	8/4/2015

3.2	Fifth Amended and Restated Bylaws of Golden Entertainment, Inc.	8-K	000-24993	3.2	8/4/2015

4.1	Amended and Restated Rights Agreement, dated as of January 25, 2015 by and between Lakes Entertainment, Inc. and Wells Fargo Shareowner Services, a division of Wells Fargo Bank, National Association, as Rights Agent.	8-K	000-24993	4.1	1/26/2015

10.1	Credit Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the lenders named therein and Capital One, National Association (as administrative agent)	8-K	000-24993	10.7	8/4/2015

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.2	Guaranty and Collateral Agreement, dated as of July 31, 2015, among Golden Entertainment, Inc., the guarantors party thereto and Capital One, National Association (as administrative agent)	8-K	000-24993	10.8	8/4/2015

10.3	NOL Preservation Agreement, dated as of July 31, 2015, by and among Golden Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman, and certain other shareholders of Golden Entertainment, Inc.	8-K	000-24993	10.1	8/4/2015

10.4	Registration Rights Agreement, dated as of July 31, 2015, by and between Golden Entertainment, Inc. and The Blake L. Sartini and Delise F. Sartini Family Trust	8-K	000-24993	10.2	8/4/2015

10.5	Amended and Restated Ground Lease by and between Evitts Resort, LLC and the State of Maryland to the use of the Department of Natural Resources, effective August 3, 2012.	8-K	000-24993	10.2	8/9/2012

10.6	Note Sale and Purchase Agreement, dated as of December 9, 2015, between Lakes Jamul Development, LLC and San Diego Gaming Ventures, LLC	8-K	000-24993	10.1	12/11/2015

10.7	Voting and Support Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., Sartini Gaming, Inc., Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc.	8-K	000-24993	10.1	1/26/2015

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.7.1	Amendment No. 1 dated June 4, 2015, to the Voting and Support Agreement dated January 25, 2015, among Lakes Entertainment, Inc., Lyle A. Berman and the other shareholders party thereto	8-K	000-24993	10.1	6/4/2015

10.8	Shareholders’ Agreement, dated as of January 25, 2015, by and among Lakes Entertainment, Inc., The Blake L. Sartini and Delise F. Sartini Family Trust, Lyle A. Berman and certain other shareholders of Lakes Entertainment, Inc.	8-K	000-24993	10.2	1/26/2015

10.9	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Blake L. Sartini	8-K	000-24993	10.4	8/4/2015

10.10	Noncompetition Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Lyle A. Berman	8-K	000-24993	10.3	8/4/2015

10.11#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Blake Sartini	8-K	000-24993	10.1	10/5/2015

10.11.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Blake L. Sartini					X

10.12#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Stephen Arcana	8-K	000-24993	10.2	10/5/2015

10.12.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Stephen Arcana					X

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.13#	Employment Agreement, dated as of October 1, 2015, by and between Golden Entertainment, Inc. and Matthew Flandermeyer	8-K	000-24993	10.3	10/5/2015

10.13.1#	First Amendment to Employment Agreement, dated as of February 9, 2016, by and between Golden Entertainment, Inc. and Matthew Flandermeyer					X

10.14#	Amended and Restated Independent Contractor Consulting Agreement, dated as of October 28, 2015, among Golden Entertainment, Inc., Berman Consulting Corporation and Lyle A. Berman	10-Q	000-24993	10.10.1	11/6/2015

10.15#	Independent Contractor Consulting Agreement, dated as of July 31, 2015, between Golden Entertainment, Inc. and Timothy J. Cope	8-K	000-24993	10.6	8/4/2015

10.16#	2007 Stock Option and Compensation Plan	DEF 14A	000-24993	Appendix B	4/26/2007

10.16.1#	Form of Lakes Entertainment, Inc. Non-Qualified Stock Option Agreement (Employees)					X

10.16.2#	Form of Lakes Entertainment, Inc. Option Agreement (Directors)					X

10.17#	Golden Entertainment, Inc. 2015 Incentive Award Plan	8-K	000-24993	10.1	9/2/2015

		Incorporated by Reference				Filed or
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Furnished Herewith

10.17.1#	Form of Stock Option Grant Notice and Stock Option Agreement	8-K	000-24993	10.2	9/2/2015

10.18#	Golden Entertainment, Inc. Non-Employee Director Compensation Plan					X

21	Subsidiaries of Golden Entertainment, Inc.					X

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document					X

101.SCH	XBRL Taxonomy Extension Schema Document					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X

101.DEF	XBRL Taxonomy Extension Calculation Definition Document					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

# Management contract or compensatory plan or arrangement in which one or more executive officers or directors participates

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN ENTERTAINMENT, INC.
Registrant

By:	/s/ BLAKE L. SARTINI
Blake L. Sartini
Chairman of the Board, President and
Chief Executive Officer

Dated as of March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of March 11, 2016.

Name	Title

/s/ BLAKE L. SARTINI	Chairman of the Board, President
Blake L. Sartini	and Chief Executive Officer (Principal Executive Officer)

/s/ MATTHEW W. FLANDERMEYER	Executive Vice President and
Matthew W. Flandermeyer	Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ LYLE A. BERMAN	Director
Lyle A. Berman

/s/ TIMOTHY J. COPE	Director
Timothy J. Cope

/s/ MARK A. LIPPARELLI	Director
Mark A. Lipparelli

/s/ ROBERT L. MIODUNSKI	Director
Robert L. Miodunksi

/s/ NEIL I. SELL	Director
Neil I. Sell

/s/ TERRENCE L. WRIGHT	Director
Terrence L. Wright

GOLDEN ENTERTAINMENT, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at Beginning of Period	Increase	Decrease	Balance at End of Period
Deferred income tax valuation allowance:
Year Ended December 31, 2015	$44,700	$—	$(19,107)	$25,593
Year Ended December 28, 2014	34,484	10,216	—	44,700
Year Ended December 29, 2013	41,135	—	(6,651)	34,484